Form 10-Q
period 1997-06-30
INTEST CORP
filed 1997-08-13
CIK 1036262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ____________________


                         Commission File Number 0-22529
                                                -------


                               inTEST Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Delaware                                       22-2370659
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
 incorporation or organization)


 2 Pin Oak Lane, Cherry Hill, New Jersey                              08003
----------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)


Registrant's Telephone Number, Including Area Code: (609) 424-6886
                                                    --------------

Indicate by check X whether the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes       No   X
                                  ----     ----

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1997:

                                    5,911,034

                               INTEST CORPORATION

                                      INDEX


Part I.  Financial Information
                                                                            Page
                                                                            ----
         Item 1. Financial Statements

              Consolidated Balance Sheets as of June 30, 1997 (unaudited)
              and December 31, 1996                                          1

              Consolidated Statements of Earnings (unaudited) for the
              three months and six months ended June 30, 1997 and 1996       2

              Consolidated Statement of Stockholders' Equity (unaudited)
              as of June 30, 1997                                            3

              Consolidated Statements of Cash Flows (unaudited) for the
              six months ended June 30, 1997 and 1996                        4

              Notes to consolidated financial statements (unaudited)      5  - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9 -12


Part II. Other Information                                                   13
                       inTEST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        June 30,            Dec. 31,
                                                                                          1997                1996
                                                                                       -----------         ----------
                                                                                       (Unaudited)         (Audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                             $11,000            $ 3,692
     Trade accounts and notes receivable, net of allowance for doubtful
         accounts of $88 at December 31, 1996 and $88 at June 30, 1997                       3,462              1,953
     Inventories                                                                             1,404              1,313
     Other current assets                                                                      302                 70
                                                                                       -----------         ----------
          Total current assets                                                              16,168              7,028
                                                                                       -----------         ----------
Property and equipment:
     Machinery and equipment                                                                 1,116              1,096
     Leasehold improvements                                                                    171                173
                                                                                       -----------         ----------
                                                                                             1,287              1,269
     Less: accumulated depreciation                                                           (748)              (676)
                                                                                       -----------         ----------
          Net property and equipment                                                           539                593
                                                                                       -----------         ----------
Other assets                                                                                   129                 95
Goodwill                                                                                     1,334                  -
                                                                                       -----------         ----------
          Total assets                                                                     $18,170            $ 7,716
                                                                                       ===========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                                             $       35          $      34
     Accounts payable                                                                        1,459                574
     Dividends payable                                                                           -                973
     Accrued wages and expenses                                                                909                595
     Domestic and foreign income taxes payable                                                 509                475
     S-corporation distribution payable                                                        886                  -
                                                                                       -----------         ----------
          Total current liabilities                                                          3,798              2,651

Long-term debt                                                                                 137                155
Minority interest                                                                                -                323
                                                                                       -----------         ----------
          Total liabilities                                                                  3,935              3,129
                                                                                       -----------         ----------
Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                         -                  -
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         3,790,591 shares issued and outstanding at December 31, 1996;
         5,911,034 shares issued and outstanding at June 30, 1997                               59                 38
     Additional paid-in capital                                                             13,961                689
     Retained earnings                                                                         198              3,833
     Foreign currency translation adjustment                                                    17                 27
                                                                                       -----------         ----------
          Total stockholders' equity                                                        14,235              4,587
                                                                                       -----------         ----------
          Total liabilities and stockholders' equity                                       $18,170            $ 7,716
                                                                                       ===========         ==========

          See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                            Three Months Ended               Six Months Ended
                                                       ----------------------------    ----------------------------
                                                         June 30,        June 30,         June 30,       June 30,
                                                           1997            1996           1997             1996
                                                       ------------     -----------    -----------      -----------
Revenues                                                    $ 4,619         $ 5,043        $ 8,507          $11,132
Less: Cost of revenues                                        1,835           1,732          3,438            3,588
                                                       ------------     -----------    -----------      -----------
         Gross profit                                         2,784           3,311          5,069            7,544
                                                       ------------     -----------    -----------      -----------
Operating expenses:
     Selling expense                                            600             555          1,093            1,336
     Research and development expense                           401             456            775              850
     General and administrative expense                         489             509            901              873
                                                       ------------     -----------    -----------      -----------
         Total operating expenses                             1,490           1,520          2,769            3,059
                                                       ------------     -----------    -----------      -----------
Operating income                                              1,294           1,791          2,300            4,485
                                                       ------------     -----------    -----------      -----------
Other income (expense):
     Interest income                                             37              33             67               56
     Interest expense                                            (4)              -             (8)              (5)
     Other income                                                12             (13)             2              (19)
                                                       ------------     -----------    -----------      -----------
         Total other income (expense)                            45              20             61               32
                                                       ------------     -----------    -----------      -----------
Earnings before income taxes and
   minority interest                                          1,339           1,811          2,361            4,517
                                                       ------------     -----------    -----------      -----------
Provision for income taxes:
     Domestic                                                   124              29            145              104
     Foreign                                                    158             261            304              541
                                                       ------------     -----------    -----------      -----------
         Income tax expense                                     282             290            449              645
                                                       ------------     -----------    -----------      -----------
Earnings before minority interest                             1,057           1,521          1,912            3,872
Minority interest                                               (15)            (86)           (25)            (180)
                                                       ------------     -----------    -----------      -----------
         Net earnings                                       $ 1,042         $ 1,435        $ 1,887          $ 3,692
                                                       ============     ===========    ===========      ===========
Net earnings per common share                                 $0.26           $0.38          $0.48            $0.97

Weighted average common and common
    equivalent shares outstanding                         4,071,418       3,790,591      3,931,780        3,790,591

          See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               AS OF JUNE 30, 1997

                        (In thousands, except share data)
                  (Unaudited except Balance, December 31, 1996)

                                                                                                 Foreign
                                           Common Stock         Additional                      currency         Total
                                       --------------------       paid-in         Retained     translation     stockholders'
                                         Shares      Amount        capital         earnings      adjustment       equity
                                       ----------  --------    --------------    ---------    --------------   -------------
Balance, December 31, 1996             3,790,591     $  38      $      689         $3,833       $      27      $   4,587
Dividends                                      -         -               -         (1,216)              -         (1,216)
Net earnings                                   -         -               -            844               -            844
Foreign currency translation
adjustment                                     -         -               -              -             (61)           (61)
                                       -------------------------------------------------------------------------------------
Balance, March 31, 1997                3,790,591        38             689          3,461             (34)         4,154
Dividends                                      -         -               -         (4,305)              -         (4,305)
Net earnings                                   -         -               -          1,042               -          1,042
Acquisition of minority interest         300,443         3           1,656              -               -          1,659
Issuance of common stock, net          1,820,000        18          11,616              -               -         11,634
Foreign currency translation
adjustment                                     -         -               -              -              51             51
                                       -------------------------------------------------------------------------------------
Balance, June 30, 1997                 5,911,034     $  59       $  13,961         $   198      $      17      $  14,235
                                       =====================================================================================

          See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                                      Six Months Ended
                                                                              ---------------------------------
                                                                               June 30,              June 30,
                                                                                 1997                  1996
                                                                              -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                            $  1,887               $  3,692
      Adjustments to reconcile net earnings to net cash:
            Depreciation and amortization                                           72                     13
            Minority interest                                                       25                    180
            Changes in assets and liabilities:
                  Inventories                                                      (91)                   (93)
                  Accounts and notes receivable                                 (1,509)                  (648)
                  Other current assets                                            (232)                   (57)
                  Accounts payable                                                 885                   (228)
                  Dividends payable                                               (973)                     -
                  Accrued wages and expenses                                       314                    302
                  Domestic and foreign income taxes payable                         34                    158
                  S Corporation distribution payable                               886                      -
                                                                              --------               --------
      Total adjustments                                                           (589)                  (373)
                                                                              --------               --------
Net cash provided by operating activities                                        1,298                  3,319
                                                                              --------               --------
CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of property and equipment                                           (18)                  (188)
      Purchase of long-term assets                                                   -                     (3)
      Other long-term asset                                                        (34)                     -
                                                                              --------               --------
Net cash used in investing activities                                              (52)                  (191)
                                                                              --------               --------
CASH FLOWS USED IN FINANCING ACTIVITIES
      Dividends paid                                                            (5,523)                (1,509)
      Principal debt payment                                                       (19)                     -
      Net proceeds from public offering                                         11,639                      -
                                                                              --------               --------
Net cash provided by (used in) financing activities                              6,097                 (1,509)
                                                                              --------               --------
Effects of exchange rates on cash                                                  (35)                  (191)
                                                                              --------               --------
Net cash provided by all activities                                           $  7,308               $  1,428
                                                                              ========               ========
Cash at beginning of period                                                      3,692                  1,919

Cash at end of period                                                           11,000                  3,347

          See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Information as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 is unaudited)

                      (In thousands, except for share data)


(1)      NATURE OF OPERATIONS

         inTEST Corporation (the "Company") designs, manufactures and markets docking hardware and test head manipulators used by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related automatic test equipment interface products. The Company operates in a single industry segment.

         The consolidated entity is comprised of inTEST Corporation (parent) and three 100% owned foreign subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan) and inTEST PTE, Limited (Singapore). All significant intercompany accounts and transactions have been eliminated upon consolidation.

         The Company manufactures its products in the U.S. and the U.K. Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Japan and Singapore.

         On June 20, 1997, the Company completed an initial public offering of
         2.275 million common shares through which the Company issued 1.82 million new shares of common stock (the "offering"). Simultaneous with the closing of the offering, the Company acquired the 21% minority interests in each of its three foreign subsidiaries in exchange for an aggregate of 300,443 shares of the Company's common stock (the "Exchange"). Prior to the offering the Company owned 79% of each of the three foreign subsidiaries. In addition, upon the effective date of the Company's registration statement, the grant of options to purchase a total of 150,000 shares of the Company's common stock became effective. Such options are exercisable at a price of $7.50 per share.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Interim Financial Reporting

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

         Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated
                       inTEST CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Interim Financial Reporting (Continued)

         financial statements and accompanying footnotes included in the Company's Prospectus dated June 17, 1997.


         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         Net Earnings Per Common Share

         Net earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options using the treasury stock method.


         Income Taxes

         The Company terminated its status as an S corporation for Federal Tax purposes and in the State of New Jersey just prior to the closing of the offering. As an S corporation, any Federal and certain New Jersey state income tax liabilities were those of the former S corporation stockholders, not of the Company. All tax liabilities on income earned subsequent to the revocation of the S corporation election are taxed to the Company.


         Foreign Currency

         The accounts of the foreign subsidiaries are translated in accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international
                       inTEST CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Foreign Currency (Continued)

         operations into U.S. dollars are accumulated and reflected as a foreign currency translation adjustment in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.

         New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). This Statement introduces new methods for calculating earnings per share. The adoption of this Statement will not affect results from operations, financial condition, or long-term liquidity, but will require the Company to restate earnings per share reported in prior periods. Compliance with this Statement, which will be effective for periods ending after December 31, 1997, is not expected to have a material effect on the Company's earnings per share amounts.

         In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company plans to adopt this Statement on January 1, 1998, as required. The adoption of this Statement will not affect results of operations, financial condition, or long-term liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

         In June 1997, the FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this Statement on January 1, 1998, as required. The adoption of this Statement will not affect results from operations, financial condition or long-term liquidity.

                       inTEST CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


(3)      PRO FORMA STATEMENT OF EARNINGS INFORMATION

         The Company terminated its status as an S corporation just prior to the closing of the offering, and is subject to Federal and additional state income taxes for periods after such termination.

         Accordingly, for informational purposes, the following pro forma information reflects pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The difference between the Federal statutory income tax rate and the pro forma income tax rate are as follows:

                                                         3 Months       6 Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           1997           1997
                                                         --------       --------
           Federal statutory tax rate                       34%            34%
           State income taxes, net of Federal benefit        3              3
           Foreign income taxes                              7              9
           Non-deductible goodwill amortization              1              1
           Research credits                                 (1)            (1)
                                                          ----           ----
           Pro forma income tax rate                        44%            46%

                                                         3 Months       6 Months
                                                          Ended          Ended
                                                         June 30,       June 30,
                                                           1997           1997
                                                         --------       --------
           Pro forma earnings before income taxes         $1,321         $2,321
           Pro forma income taxes                            585          1,066
           Pro forma net earnings                            736          1,255
           Pro forma net earnings per common share        $ 0.18         $ 0.31
           Pro forma weighted average common and
           common stock equivalent shares
           outstanding                                 4,091,034      4,091,034

         In addition, the unaudited pro forma results for the three months and the six months ended June 30, 1997 also reflect goodwill amortization resulting from the acquisition of minority interests in foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

         Pro forma net earnings per common share was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common stock and common stock equivalent shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1997.

                       inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

            The Company designs, manufacturers and markets docking hardware and test head manipulators, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related ATE interface products including high performance test sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers) during the testing of linear, digital and mixed signal integrated circuits.

            The Company's revenues have fluctuated generally as a result of cyclicality in the semiconductor manufacturing industry. The Company believes that purchases of the Company's docking hardware and manipulators are typically made from its customers' capital expenditure budgets, while related ATE interface products, which must be replaced periodically, are typically made from its customers' operating budgets. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment. As a result, starting in the second quarter of 1996 through the fourth quarter of 1996, orders for and sales of docking hardware and manipulators declined substantially. During this same period, orders for and sales of related ATE interface products also declined, but to a lesser extent. Although the Company experienced increased orders for and sales of all its products in the first six months of 1997 compared with the last six months of 1996, the Company's revenues were substantially below the record high revenues realized in the first six months of 1996.

            On June 20, 1997 the Company completed an initial public offering of
2.275 million common shares through which the Company issued 1.82 million new shares of common stock (the "offering"). Prior to the offering the Company was an S corporation, and the net earnings of the Company were taxed as income to the Company's stockholders for Federal and certain New Jersey state income tax purposes. The Company terminated its status as an S corporation prior to the closing of the offering and is subject to Federal and additional state income taxes for periods after such termination.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 and Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

            Revenues.  Revenues were $8.5 million for the six months ended
June 30, 1997 compared to a record $11.1 million for the same period in 1996, a decrease of $2.6 million or 24%. Revenues for the
                       inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


three months ended June 30, 1997 were $4.6 million versus $5.0 million for the same period in 1996, a decrease of $0.4 million or 8%. Revenues for both the first six months and the second quarter of 1997, although down from the same periods in 1996, reflect an increase in orders for the Company's products which began early in 1997. The increase in order activity during 1997 is reflected in the growth in the Company's backlog, which increased from $1.8 million at December 31, 1996 to $4.5 million at June 30, 1997.

         Gross Margin. Gross margin declined to 60% for the six months ended June 30, 1997 from 68% for the same period in 1996. Similarly, the gross margin for the three months ended June 30, 1997, declined to 60% from 66% for the comparable prior period. These decreases were primarily attributable to a higher percentage of sales to ATE manufacturers, which increased from approximately one fifth of total sales in the comparable periods in 1996 to approximately one third of total sales during these periods in 1997. Sales to ATE manufacturers generally result in lower gross margin than direct sales to semiconductor manufacturers because the Company offers larger sales discounts to ATE manufacturers than on sales to semiconductor manufacturers for which the Company may also pay sales commissions. While the Company believes that this shift in customer mix is not indicative of a trend, it cannot reasonably predict future shifts in the mix of sales. The reduced gross margin also reflects higher incremental costs, due to lower manufacturing levels, and higher fixed costs (principally rent, depreciation and salaries) during 1997 compared to the same periods in 1996.

            Selling Expense. Selling expense was $1.1 million for the six months ended June 30, 1997 compared to $1.3 million for the same period in 1996, a decrease of $0.2 million or 18%. The decrease was due principally to a decrease in commissions and other variable expenses associated with lower sales activity generally in these periods, as well as a decrease in commissions attributable to the lower percentage of sales on which the Company pays commissions. This decrease was offset by an increase in salary expense due to the allocation of additional personnel costs to selling expense. Selling expense was $0.6 million for each of the three month periods ended June 30, 1997 and 1996. The decrease in commissions resulting from the lower level of sales to semiconductor manufacturers during the three months ended June 30, 1997 was completely offset by the allocation of additional personnel costs to selling expense.

            Research and Development Expense. Research and development expense was $0.8 million for the six months ended June 30, 1997 compared to $0.9 for the comparable period in 1996, a decrease of $0.1 million or 9%. For the three months ended June 30, 1997, research and development expense was $0.4 million versus $0.5 million for the same period in 1996, a decrease of $0.1 million or 12%. These decreases were primarily due to reduced levels of spending on research and development materials in 1997 as compared to 1996.

                       inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


            General and Administrative Expense. General and administrative expense was $0.9 million for each of the six month periods ended June 30, 1997 and 1996 and $0.5 million for each of the three month periods ended June 30, 1997 and 1996. Increased compensation expense in 1997, related to additional staff in accounting, MIS and finance, was offset by reduced expenditures for legal matters related to the Company's patents.

            Income Tax Expense. Income tax expense decreased to $0.4 million for the six months ended June 30, 1997 from $0.6 for the comparable period in 1996, a decrease of $0.2 million or 30%, primarily as a result of reduced operating income on lower revenues, offset by an increase in the Company's effective tax rate. The Company's effective tax rate was 19% for the first six months of 1997 compared to 14% for the same period in 1996. For the three months ended June 30, 1997, the Company's effective tax rate increased to 21% compared to 16% for the comparable period in 1996. The increase in the effective tax rates were caused primarily by a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary and to a lesser extent to the accrual of Federal income tax on earnings subsequent to the offering.

Liquidity and Capital Resources

            The Company realized net cash proceeds of $11.6 million (after payment of direct expenses of the offering) for the sale of 1.82 million newly issued shares in the offering. The proceeds from the offering are expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business.

            Net cash provided from operations for the six months ended June 30, 1997 was $1.3 million. Accounts receivable increased $1.5 million from December 31, 1996 to June 30, 1997 due to increased sales generally and also due to an increase in the percentage of consolidated sales by one of the Company's foreign subsidiaries where trade practices permit longer credit terms. Other current assets increased $0.2 million, primarily as a result of increases in prepaid expenses such as insurance premiums. Accounts payable and accrued expenses increased $0.9 million and $0.3 million, respectively, as a result of higher sales and inventory levels.

            In connection with the termination of the Company's status as an S corporation, the Company paid a dividend of $3.4 million on June 23, 1997 to its former S corporation shareholders which represented a partial payment of previously taxed but undistributed retained earnings. The Company anticipates that it will make a final distribution to its former S corporation shareholders of the balance of previously taxed but undistributed retained earnings of approximately $0.9 million before September 30, 1997.

                       inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


            Simultaneous with the offering, the Company acquired the 21% minority interests in each of its three foreign subsidiaries in exchange for an aggregate of 300,443 shares of the Company's common stock. This acquisition, which was accounted for using the purchase method, created goodwill of approximately $1.3 million, which will be amortized over a period of 15 years.

            The Company believes that existing cash and cash equivalents, its available line of credit and anticipated net cash provided by operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future. However, if the Company were to make any acquisitions, the Company may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company has historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future, other than the final S corporation distribution.

            Statements of a forward-looking nature relating to future events or the future financial performance of the Company are only predictions and may be affected by various risks and uncertainties, including without limitation, the effect of general economic and market conditions, industry market conditions, changes in supply and demand for the Company's products, competitor pricing and other factors. Actual events or results may be materially different.

                               inTEST CORPORATION

Part II.    Other Information

       Item 1.  Legal Proceedings
                None

       Item 2.  Changes in Securities
                None

       Item 3.  Defaults Upon Senior Securities
                None

       Item 4.  Submission of Matters to a Vote of Securities Holders
                None

       Item 5.  Other Information
                None

       Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits:

                    3(i) Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated by reference.

                    3(ii) By-Laws: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated by reference.

                    27    Financial Data Schedule

                (b) Reports on Form 8-K

                    None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           inTEST Corporation



Date: August 13, 1997                      /s/ Alyn R. Holt
---------------------------------          -------------------------------------
                                           Alyn R. Holt
                                           Chairman and Chief Executive Officer



Date: August 13, 1997                      /s/ Hugh T. Regan, Jr.
----------------------------------         -------------------------------------
                                           Hugh T. Regan, Jr.
                                           Treasurer and Chief Financial Officer

                                Index to Exhibits


Item 6.     Exhibits and Reports on Form 8-K


            27    Financial Data Schedule