Form 10-Q
period 1997-09-30
INTEST CORP
filed 1997-11-14
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                ------------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997
                                           ------------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ----------------

                   Commission File Number 0-22529
                                          -------

                           inTEST Corporation
------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   22-2370659
---------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

2 Pin Oak Lane, Cherry Hill, New Jersey                             08003
-----------------------------------------                     ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:     (609) 424-6886
                                                       ---------------

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X     No
                              -----      -----

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1997:
                           5,911,034

                         INTEST CORPORATION

                               INDEX


Part I.  Financial Information
                                                                          Page
                                                                          ----
         Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            (unaudited) and December 31, 1996                              1

            Consolidated Statements of Earnings (unaudited) for the
            three months and nine months ended September 30, 1997
            and 1996                                                       2

            Consolidated Statement of Stockholders' Equity (unaudited)
            for the nine months ended September 30, 1997                   3

            Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 1997 and 1996                  4

            Notes to consolidated financial statements (unaudited)       5 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9 -13


Part II. Other Information


         Item 1.  Legal Proceedings                                       14

         Item 2.  Changes in Securities and Use of Proceeds             14 -15

         Item 3.  Defaults Upon Senior Securities                         15

         Item 4.  Submission of Matters to a Vote of Securities
                     Holders                                              15

         Item 5.  Other information                                       15

         Item 6.  Exhibits and Reports on Form 8-K                        16
                               inTEST CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                        Sept. 30,       Dec. 31,
                                                                          1997            1996
                                                                        ---------      ---------
                                                                       (Unaudited)     (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $10,247        $ 3,692
  Trade accounts and notes receivable, net of allowance for doubtful accounts of $96 at December 31, 1996 and $146 at September 30,
     1997                                                                  4,521          1,953
  Inventories                                                              1,308          1,313
  Other current assets                                                       318             70
                                                                         -------        -------
     Total current assets                                                 16,394          7,028
                                                                         -------        -------
Property and equipment:
  Machinery and equipment                                                  1,103          1,096
  Leasehold improvements                                                     170            173
                                                                         -------        -------
                                                                           1,273          1,269
  Less: accumulated depreciation                                            (773)          (676)
                                                                         -------        -------
     Net property and equipment                                              500            593
                                                                         -------        -------
Other assets                                                                 139             95
Goodwill                                                                   1,312              -
                                                                         -------        -------
     Total assets                                                        $18,345        $ 7,716
                                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt                                 $     -        $    34
  Accounts payable                                                         1,126            574
  Dividends payable                                                            -            973
  Accrued wages and expenses                                                 770            595
  Domestic and foreign income taxes payable                                1,013            475
                                                                         -------        -------
     Total current liabilities                                             2,909          2,651
Long-term debt                                                                 -            155
Minority interest                                                              -            323
                                                                         -------        -------
     Total liabilities                                                     2,909          3,129
                                                                         -------        -------
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                           -              -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     5,911,034 shares issued and outstanding at September 30, 1997;
     3,790,591 shares issued and outstanding at December 31, 1996             59             38
  Additional paid-in capital                                              13,961            689
  Retained earnings                                                        1,464          3,833
  Foreign currency translation adjustment                                    (48)            27
                                                                         -------        -------
     Total stockholders' equity                                           15,436          4,587
                                                                         -------        -------
     Total liabilities and stockholders' equity                          $18,345        $ 7,716
                                                                         =======        =======

               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)

                                               Three Months Ended      Nine Months Ended
                                                   Sept. 30,               Sept. 30,
                                              --------------------    --------------------
                                                1997        1996        1997        1996
                                              --------    --------    --------    --------
Revenues                                      $ 6,212     $ 4,780     $14,719     $15,912
Cost of revenues                                2,319       1,850       5,756       5,438
                                              -------     -------     -------     -------
      Gross profit                              3,893       2,930       8,963      10,474
                                              -------     -------     -------     -------
Operating expenses:
   Selling expense                                706         586       1,799       1,922
   Research and development expense               455         425       1,230       1,275
   General and administrative expense             666         453       1,567       1,326
                                              -------     -------     -------     -------
      Total operating expenses                  1,827       1,464       4,596       4,253
                                              -------     -------     -------     -------
Operating income                                2,066       1,466       4,367       5,951
                                              -------     -------     -------     -------
Other income (expense):
   Interest income                                138          41         204          98
   Interest expense                                (6)         (1)        (14)         (7)
   Other                                           (8)         (1)         (6)        (20)
                                              -------     -------     -------     -------
      Total other income (expense)                124          39         184          71
                                              -------     -------     -------     -------
Earnings before income taxes and
 minority interest                              2,190       1,505       4,551       6,022
                                              -------     -------     -------     -------
Provision for income taxes:
   Domestic                                       673          26         827         137
   Foreign                                        251         154         546         688
                                              -------     -------     -------     -------
      Income tax expense                          924         180       1,373         825
                                              -------     -------     -------     -------
Earnings before minority interest               1,266       1,325       3,178       5,197
Minority interest                                   -         (67)        (25)       (247)
                                              -------     -------     -------     -------
      Net earnings                            $ 1,266     $ 1,258     $ 3,153     $ 4,950
                                              =======     =======     =======     =======
Net earnings per share (actual for three
  months ended 9/30/97 and pro forma for
  nine months ended 9/30/97)(Note 3)          $  0.21                 $  0.53

Weighted average shares outstanding (actual
  for three months ended 9/30/97 and pro
  forma for nine months ended 9/30/97)
  (Note 3)                                  5,969,334               4,804,417


             See accompanying Notes to Consolidated Financial Statements.

                             inTEST CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                               (In thousands, except share data)

                         (Unaudited except Balance, December 31, 1996)

                                                                        Foreign
                                 Common Stock   Additional              Currency      Total
                              -----------------   Paid-In   Retained  Translation  Stockholders'
                               Shares    Amount   Capital   Earnings   Adjustment     Equity
                              ---------  ------ ----------  --------  -----------  -------------

Balance, December 31, 1996    3,790,591   $ 38    $   689    $ 3,833      $ 27        $ 4,587

Dividends                             -      -          -     (5,522)        -         (5,522)

Net earnings                          -      -          -      3,153         -          3,153

Acquisition of minority
  interest                      300,443      3      1,655          -         -          1,658

Issuance of common stock,
  net                         1,820,000     18     11,617          -         -         11,635

Foreign currency translation
  adjustment                          -      -          -          -       (75)           (75)
                              ---------   ----    -------    -------      ----        -------


Balance, September 30, 1997   5,911,034   $ 59    $13,961    $ 1,464      $(48)       $15,436
                              =========   ====    =======    =======      ====        =======




                 See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                           Nine Months Ended
                                                               Sept. 30,
                                                          --------------------
                                                            1997         1996
                                                          -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                            $ 3,153      $ 4,950
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                             157           24
    Minority interest                                          26          244
    Allowance for bad debts                                    50           50
    Changes in assets and liabilities:
      Inventories                                             (10)         (58)
      Accounts and notes receivable                        (2,640)        (286)
      Other current assets                                   (250)        (150)
      Accounts payable                                        567         (449)
      Dividends payable                                      (973)           -
      Accrued wages and expenses                              166          292
      Domestic and foreign income taxes payable               553           70
                                                          -------      -------
  Total adjustments                                        (2,354)        (263)
                                                          -------      -------
Net cash provided by operating activities                     799        4,687
                                                          -------      -------
CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                          (50)        (391)
  Other long-term asset                                       (49)         (24)
                                                          -------      -------
Net cash provided by (used in) investing activities           (99)        (415)
                                                          -------      -------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Dividends paid                                           (5,551)      (2,156)
  Principal debt borrowing (repayment)                       (189)         197
  Net proceeds from public offering                        11,635            -
                                                          -------      -------
Net cash provided by (used in) financing activities         5,895       (1,959)
                                                          -------      -------
Effects of exchange rates on cash                             (40)         (11)
                                                          -------      -------
Net cash provided by (used in) all activities             $ 6,555      $ 2,302
                                                          =======      =======
Cash at beginning of period                               $ 3,692      $ 1,919

Cash at end of period                                     $10,247      $ 4,221


              See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 is unaudited)

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

     Interim Financial Reporting
     ---------------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and
                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Interim Financial Reporting (Continued)
     ---------------------------

     accompanying footnotes included in the Company's Prospectus dated June 17, 1997.

     Use of Estimates
     ----------------

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

     Net Earnings Per Common Share
     -----------------------------

     Net earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Common stock equivalents include stock options using the treasury stock method.

     Income Taxes
     ------------

     Just prior to the closing of the Offering, the Company terminated its status as an S corporation for Federal tax purposes and in the State of New Jersey. As an S corporation, any Federal and certain New Jersey state income tax liabilities were those of the former S corporation stockholders, not of the Company. All tax liabilities on income earned subsequent to the revocation of the S corporation election are liabilities of the Company. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

     Foreign Currency
     ----------------

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

     Foreign Currency (Continued)
     ----------------

     operations into U.S. dollars are accumulated and reflected as a foreign currency translation adjustment in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.

     New Accounting Pronouncements
     -----------------------------

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

     In June 1997, the FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this Statement on January 1, 1998, as required. The adoption of this Statement will not affect results of operations, financial condition or long-term liquidity.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)

(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION

     The Company terminated its status as an S corporation just prior to the closing of the Offering, and is subject to Federal and additional state income taxes for periods after such termination.

     Accordingly, for informational purposes, the following pro forma information for the nine months ended September 30, 1997 is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The results of operations for the three months ended September 30, 1997 do not require pro forma adjustment because the Company was a C corporation throughout such period. The difference between the Federal statutory income tax rate and the pro forma income tax rate are as follows:

                                                                9 Months
                                                                  Ended
                                                                Sept. 30,
                                                                  1997
                                                                --------
       Federal statutory tax rate                                  34%
       State income taxes, net of Federal benefit                   3
       Foreign income taxes                                         7
       Non-deductible goodwill amortization                         1
       Research credits                                            (1)
                                                                   --
       Pro forma income tax rate                                   44%

                                                                9 Months
                                                                  Ended
                                                                Sept. 30,
                                                                  1997
                                                                --------
       Pro forma earnings before income taxes                    $4,511
       Pro forma income taxes                                     1,964
       Pro forma net earnings                                     2,547
       Pro forma net earnings per common share                   $ 0.53
       Pro forma weighted average common and common
         stock equivalent shares outstanding                  4,804,417

     In addition, the pro forma results for the nine months ended September
     30, 1997 also reflect goodwill amortization resulting from the acquisition of minority interests in foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

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

     The Company's revenues have fluctuated generally as a result of cyclicality in the semiconductor manufacturing industry. The Company believes that purchases of the Company's docking hardware and manipulators are typically made from its customers' capital expenditure budgets, while related ATE interface products, which must be replaced periodically, are typically made from its customers' operating budgets. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment. As a result, starting in the second quarter of 1996 through the fourth quarter of 1996, orders for and sales of docking hardware and manipulators declined substantially. During this same period, orders for and sales of related ATE interface products also declined, but to a lesser extent. Starting in the first quarter of 1997, orders for and sales of docking hardware and manipulators began increasing from the sequential quarterly declines experienced during 1996. The increase in order activity during 1997 is reflected in the growth in the Company's backlog, which increased from $1.8 million at December 31, 1996 to $5.0 million at September 30, 1997.
Backlog represents orders for the Company's products, but because there can be no assurance that the Company's customers will purchase the products subject to such orders, backlog is not necessarily indicative of sales for any future period. The increase in order activity is due to renewed demand for ATE by semiconductor manufacturers. During 1997, the Company's quarterly revenues grew from $3.9 million in the first quarter to $6.2 million in the third quarter, an increase of approximately 60%. Although the Company experienced a record level of sales during the third quarter of 1997, its revenues for the nine months ended September 30, 1997 are still less than those of the comparable period in 1996.

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

Results of Operations
---------------------
Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996:

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Revenues. Revenues were a record $6.2 million for the quarter ended September 30, 1997 compared to $4.8 million for the same period in 1996, an increase of $1.4 million or 30%. The significant increase in revenue over the comparable prior period reflects the aforementioned increased demand for ATE experienced during 1997.

     Gross Margin. Gross margin increased to 63% for the quarter ended September 30, 1997 compared to 61% for the comparable period in 1996. The improvement in gross margin was the result of lower incremental material costs due to increased purchasing volume, which was partially offset by a significant increase in the level of sales to ATE manufacturers, which increased from approximately one fifth of total sales in the comparable period in 1996 to approximately one third of total sales during 1997. Sales to ATE manufacturers generally result in lower gross margin than direct sales to semiconductor manufacturers because the Company offers larger sales discounts to ATE manufacturers than on sales to semiconductor manufacturers for which the Company may also pay sales commissions. While the Company believes this shift in customer mix is not indicative of a trend, it cannot reasonably predict future shifts in the mix of sales.

     Selling Expense. Selling expense was $706,000 for the quarter ended September 30, 1997 compared to $586,000 for the same period in 1996, an increase of $120,000 or 21%. The increase was primarily attributable to higher salary expense resulting from the allocation of additional personnel costs to selling expense and, to a lesser extent, salary increases for existing personnel. In addition, commission expense increased over the comparable period in 1996 due to an increase in the level of commissioned sales to semiconductor manufacturers in the third quarter of 1997 compared to the same period in 1996. The increase in selling expense also reflects an increase in advertising expense over the comparable prior period. These increases were offset by reductions in travel expense, warranty costs and freight expense.

     Research and Development Expense. Research and development expense was $455,000 for the quarter ended September 30, 1997 compared to $425,000 for the same period in 1996, an increase of $30,000 or 7%. The increase was due to increased levels of spending on research and development materials in 1997 as compared to 1996.

     General and Administrative Expense. General and administrative expense was $666,000 for the quarter ended September 30, 1997 compared to $453,000 for the same period in 1996, an increase of $213,000 or 47%. The increase was attributable to accruals for investor relations costs, additions to the provision for bad debts, amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the offering and salary increases of administrative staff.

     Income Tax Expense. Income tax expense increased to $924,000 for the quarter ended September 30, 1997 from $180,000 for the comparable
                  inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


period in 1996, an increase of $744,000. The Company's effective tax rate was 42% for the third quarter of 1997 compared to 12% for the same period in 1996. The significant increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation prior to the Offering and, to a lesser extent, to a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:

     Revenues. Revenues were $14.7 million for the nine months ended September 30, 1997 compared to $15.9 million for the comparable period in 1996, a decrease of $1.2 million or 8%. While revenues have declined on a year-to-year basis, the quarterly trends in 1997 have shown sequential revenue growth which reflect the increased demand for ATE experienced in 1997.

     Gross Margin. Gross margin declined to 61% for the nine months ended September 30, 1997 from 66% for the same period in 1996. The decline was primarily attributable to a higher percentage of sales to ATE manufacturers, which increased from approximately one fifth of total sales in the comparable period in 1996 to approximately one third of total sales during 1997. The reduced gross margin also reflects higher incremental costs, due to lower manufacturing levels in the first two quarters of 1997 than during the same periods in 1996, and higher fixed costs (principally rent, depreciation and salaries) during 1997 compared to the same period in 1996.

     Selling Expense. Selling expense was $1.8 million for the nine months ended September 30, 1997 compared to $1.9 million for the same period in 1996, a decrease of $0.1 million or 6%. The decline was due principally to a decrease in commissions attributable to the lower percentage of sales to semiconductor manufacturers on which the Company pays sales commissions.
The decline in selling expense also reflects reductions in travel expense, warranty costs, and freight expense. These declines were offset by increases in salary expense due to the allocation of additional personnel costs to selling expense and higher levels of advertising expense.

     Research and Development Expense. Research and development expense was $1.2 million for the nine months ended September 30, 1997 compared to $1.3 million for the comparable period in 1996, a decline of 4%. The decrease was primarily due to reduced levels of spending on research and development materials in 1997 as compared to 1996.

     General and Administrative Expense. General and administrative expense was $1.6 million for the nine months ended September 30, 1997 compared to $1.3 million for the same period in 1996, an increase of 18%. The increase was attributable to increased compensation expense related to additional
                  inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


staff in accounting, MIS and finance, accruals for investor relations costs and amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the offering.

     Income Tax Expense. Income tax expense increased to $1.4 million for the nine months ended September 30, 1997 from $825,000 for the comparable period in 1996, an increase of $548,000. The Company's effective tax rate was 30% for the first nine months of 1997 compared to 14% for the same period in 1996. The increase is attributable to the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation prior to the Offering and a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary.


Liquidity and Capital Resources
-------------------------------

     The Company realized net cash proceeds of $11.6 million (after payment of direct expenses of the Offering) from the sale of 1.82 million newly issued shares in the Offering. The proceeds from the Offering are expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business.

     Net cash provided by operations for the nine months ended September 30, 1997 was $799,000. Accounts receivable increased $2.6 million from December 31, 1996 to September 30, 1997 due to increased sales generally and also due to an increase in the percentage of consolidated sales by one of the Company's foreign subsidiaries where trade practices permit longer credit terms. Other current assets increased $250,000, primarily as a result of increases in prepaid expenses including insurance premiums. Accounts payable and accrued expenses increased $567,000 and $166,000, respectively, as a result of higher sales levels. Domestic and foreign income taxes payable increased $553,000 primarily as a result of the accrual of Federal income tax on earnings subsequent to the offering and, to a lesser extent, to a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary.

     During the nine months ended September 30, 1997, the Company repaid the balance of a term loan. At January 1, 1997, the outstanding balance of such term loan was $189,000.

     In connection with the termination of the Company's status as an S corporation, the Company paid dividends of $3.4 million on June 23, 1997 and $886,000 on September 5, 1997 to its former S corporation shareholders which represented the final distribution of previously taxed but undistributed retained earnings.

                  inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Simultaneous with the Offering, the Company acquired the 21% minority interests in each of its three foreign subsidiaries in exchange for an aggregate of 300,443 shares of the Company's common stock. This acquisition, which was accounted for using the purchase method, created goodwill of approximately $1.3 million, which is being amortized over a period of 15 years.

     The Company believes that existing cash and cash equivalents, its $1.5 million line of credit and the anticipated net cash provided from operations will be sufficient to satisfy the Company's cash requirements for the foreseeable future. However, if the Company were to make any acquisitions, the Company may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company, as an S corporation, has historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future.

     Statements of a forward-looking nature relating to future events or the future financial performance of the Company are only predictions and may be affected by various risks and uncertainties, including without limitation, the effect of general economic and market conditions in the United States and foreign markets, industry market conditions, changes in supply and demand for the Company's products, competitor pricing and other factors. Actual events or results may be materially different. In addition, the Company cannot reasonably predict what effect, if any, the current economic conditions in the Far East may have on its business.

                    inTEST CORPORATION


Part II.  Other Information


     Item 1.  Legal Proceedings

              None

     Item 2.  Changes in Securities and Use of Proceeds

              On June 17, 1997, the Company's Registration Statement on Form S-1 covering the Offering of 2,275,000 shares of the Company's Common Stock, Commission file number 333-26457, was declared effective. The Offering commenced on June 20, 1997, managed by Janney Montgomery Scott, Inc. and Needham & Company, Inc. as representatives of the several underwriters named in the Registration Statement (the "Underwriters").

              Of the 2,275,000 shares sold pursuant to the Offering, 1,820,000 shares were sold by the Company and 455,000 were sold by certain selling stockholders (the "Selling Stockholders").
              In addition, the Underwriters exercised an over-allotment option to purchase an additional 341,250 shares of the Company's Common Stock from the Selling Stockholders. The total price to the public for the shares offered and sold by the Company and the Selling Stockholders was $13,650,000 and $5,971,875, respectively.

              The amount of expenses incurred for the Company's account in connection with the Offering are as follows:

              Underwriting discounts and commissions:            $1,023,750
              Finders' fees:                                           None
              Expenses paid to or for the Underwriters:              16,650
              Other expenses:                                       975,000
                                                                 ----------
              Total expenses:                                    $2,015,400
                                                                 ==========

              All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.

              The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $11,634,600. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:

                    inTEST CORPORATION

     Item 2.  Changes in Securities and Use of Proceeds (Continued)

              Construction of plant, building and facilities     $         -
              Purchase and installation of machinery
                and equipment                                         13,894
              Purchase of real estate                                      -
              Acquisition of other business                                -
              Repayment of indebtedness                              173,266
              Working capital                                        599,725
              Temporary investments, including cash &
                cash equivalents                                  10,246,950
              Other purposes (for which at least $100,000
                has been used), including:
                   Payment of final S corporation distribution       600,765
                                                                 -----------
                                                                 $11,634,600
                                                                 ===========

              In connection with the termination of the Company's status as an S corporation, the Company used $601,000 of the net proceeds to pay a portion of the $4.3 million final distribution of previously taxed but undistributed earnings of the Company.

              All of the foregoing payments with the exception of the final S corporation distribution were direct or indirect payments to persons other than (i) directors, officers or their associates;
              (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.

     Item 3.  Defaults Upon Senior Securities

              None

     Item 4.  Submission of Matters to a Vote of Securities Holders

              None

     Item 5.  Other Information

              None
                   inTEST CORPORATION

     Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  3(i) Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.

                  3(ii) By-Laws: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.

                  10 Lease Agreement between the Company and Cherry Hill Industrial Sites, Inc. dated August 22, 1997.

                  27    Financial Data Schedule

              (b) Reports on Form 8-K

                  None

                            Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        inTEST Corporation



Date:  November 14, 1997                /s/ Alyn R. Holt
       ---------------------            -------------------------------------
                                        Alyn R. Holt
                                        Chairman and Chief Executive Officer



Date:  November 14, 1997                /s/ Hugh T. Regan, Jr.
       ---------------------            -------------------------------------
                                        Hugh T. Regan, Jr.
                                        Treasurer and Chief Financial Officer

                         Index to Exhibits


Item 6.   Exhibits and Reports on Form 8-K

          10   Lease Agreement

          27   Financial Data Schedule