Form 10-K
period 1997-12-31
INTEST CORP
filed 1998-03-30
CIK 1036262

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

(Mark One)
/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ____________________

Commission file number: 0-22529
                        -------

                              inTEST Corporation
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                                    22-2370659
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    2 Pin Oak Lane, Cherry Hill, NJ                        08003
----------------------------------------                 ---------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  609-424-6886


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock on March 16, 1998 of $27,698,998 as quoted on the Nasdaq National Market system.

The number of shares outstanding of each of the Registrant's classes of common stock, as of March 30, 1998 is 5,911,034.

Documents incorporated by reference. Portions of the Registrant's 1998 definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of shareholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                              inTEST Corporation
                          Annual Report on Form 10-K

                                     INDEX
Part I:                                                                    Page
------

Item 1:    Business

Item 2:    Properties

Item 3:    Legal Proceedings

Item 4:    Submission of Matters to a Vote of Security Holders

Part II:
-------

Item 5:    Market for Registrant's Common Equity and Related
           Stockholder Matters

Item 6:    Selected Financial Data

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A:   Quantitative and Qualitative Disclosures About Market Risk

Item 8:    Financial Statements and Supplementary Data

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III:  [Incorporated by reference to Proxy Statement]
--------

Item 10:   Directors and Executive Officers

Item 11:   Executive Compensation

Item 12:   Security Ownership of Certain Beneficial Owners and Management

Item 13:   Certain Relationships and Related Transactions

Part IV:
-------
Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

Index to Exhibits
                              inTEST Corporation
                          Annual Report on Form 10-K

Part I:
-------

Item 1:  Business

GENERAL

         The Company designs, manufactures and markets docking hardware and test head manipulators, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. In addition, the Company designs and markets related ATE interface products including high performance test sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers) during the testing of linear, digital and mixed signal integrated circuits. Since the Company's organization in 1981, it has developed and continues to support over 4,600 products and has been granted 13 U.S. patents for its technology.

INDUSTRY BACKGROUND

         Testing is an integral and necessary step during the design and manufacture of wafers and packaged devices. Each integrated circuit is tested at least twice during the manufacturing process to ensure the functional and electrical performance of the circuits prior to shipment to the device user. First, after wafer fabrication, each circuit on a wafer is automatically positioned under a probing assembly by a prober where the individual circuits on the wafer are tested (the "front-end test"). Later, after device packaging, devices are individually fed by the handler to an environmentally controlled test socket where the device is again tested (the "back-end test"). Manipulators facilitate the movement of a test head to a prober or handler, and "docking" describes the function of connecting a test head to a prober or handler with mechanically engineered hardware.

         Until the early 1970s, testers were designed with the interface circuits (also referred to as the pin electronics) mounted inside the tester's mainframe cabinet. The pin electronics were connected to the prober's probing assembly or to the handler's test socket via an electrical cable, typically five to ten feet long. As devices became faster, more complex and more precise, signal distortion inherent with the use of such cables resulted in degraded test results. Although certain devices are still tested in this manner, such devices tend to be used in older, less technologically advanced applications.

         During the 1970s, tester manufacturers responded by moving the pin electronics from the tester's mainframe cabinet to an independent test head, which could be directly mated with a prober or handler, thereby eliminating the problems associated with using cables as the connection between the tester's pin electronics and the prober or handler. Direct mating of the test head pin electronics to the prober's probing assembly or to the handler's test socket was accomplished by mounting the test head directly to the prober or handler with a pivot-mechanism manipulator resembling a waffle iron. Such a combination resulted in the test head being "dedicated" to only one prober or one handler.

         Dedicated manipulators are of greatest value in ATE systems in which the test head is infrequently disconnected and re-connected to and from one prober or handler to another prober or handler. Consequently, dedicated manipulators are used (i) primarily at front-end test, where large, homogeneous lots of wafers are tested for long, uninterrupted periods of time, and (ii) at back-end test, where high volume, commodity devices such as DRAMs are tested in large lots. However, back-end non-commodity devices, such as micro controllers and telecommunications devices, generally are tested in smaller lots due to varying package types and test specifications, thereby requiring frequent handler changes.

         In 1980, free-standing manipulators were introduced to minimize ATE downtime and increase device testing throughput. Such manipulators used hand-cranked lead screws to position a test head to a prober or handler. These early manipulators were only marginally better than the waffle-iron design and did not significantly improve ATE utilization due to the lack of motion freedom necessary for successful docking.

         Users of these early manipulators attempted to precisely align fragile pin electronics to test sockets and probing assemblies without docking hardware. Lack of proper docking hardware often can cause deterioration and damage to the interface boards, test sockets or probing assemblies. Such damage can lead to compromised or inaccurate test results and the rejection of good wafers or devices (yield loss), or, more costly, the acceptance of unsatisfactory wafers or devices (quality error). In addition, successfully connecting a test head held by a free-standing manipulator to a prober or handler without docking hardware is difficult and time-consuming. The Company's docking hardware and free-standing universal manipulators are designed to improve the utilization of ATE, particularly ATE employed in back-end non-commodity flexible testing environments, by facilitating the quick, easy and safe changeover of test heads to probers and handlers.

         The Company's docking hardware products mechanically control the intimate interface between the test head's interface board and the prober's probing assembly or handler's test socket. As a result, fragile interface boards, test sockets or probing assemblies are protected from damage during docking. The Company's docking hardware allows semiconductor manufacturers to achieve cost savings by (i) improving ATE utilization, (ii) improving the accuracy and integrity of test results and (iii) reducing the need to repair or replace expensive ATE interface products. The Company's docking hardware can be designed for use with substantially all makes and models of test heads, probers and handlers, and can usually be designed to allow all the ATE on a test floor to be mechanically plug-compatible. Plug-compatibility simplifies the docking procedures, allowing for increased flexibility and utilization of test heads, probers and handlers on a test floor.

         The Company's free-standing universal manipulators are designed to be used in either a dedicated or a flexible test environment. In addition, the Company's manipulators have been engineered to hold test heads in what seeks to replicate a "zero gravity" free space. As a result, an operator using no more than 22 pounds of force can reposition the test head by grasping it in his or her hands and gently moving the test head into position to dock with a prober or handler. Test heads currently in use weigh up to approximately 900 pounds and measure up to a cubic yard in volume. A test head held in the Company's free-standing universal manipulator and equipped with the Company's docking hardware can be easily, quickly and safely docked to any handler. After testing a particular production lot of devices, the test head can quickly and easily be disconnected and docked to another handler for testing either a subsequent lot of the same packaged device or to test a different device.

PRODUCTS

         Substantially all of the Company's products are customized for use with particular ATE and, in the case of docking hardware, also to achieve plug-compatibility among particular combinations of ATE. The Company's docking hardware, manipulators and related ATE interface products are designed for use with more than 175 test heads, 30 probers and 300 handlers, all of which are mechanically unique makes and models. The Company has designed and continues to support more than 4,600 products, any of which can be manufactured upon request.

Docking Hardware and ATE Interface Products

         The Company's docking hardware is designed for use with floating-head universal manipulators, which are used when maximum mobility and inter-changeability of handlers between test heads is required. The Company's docking hardware provides the mechanical control to safely connect, with near zero electrical length, the test interface board with either the probing assembly on a prober or the test socket on a handler. A simple cam action docks and locks the test head to the prober or handler so that the two become a single mechanism which prohibits motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies caused by the constant vibration characteristic of the operation of all probers and handlers. The Company's docking hardware allows an operator to manually align the probing assembly or test socket to within .005" with respect to the interface board on the test head.

         The Company offers six standard four-cam families and three standard three-cam families with load ratings of 200, 400 and 600 pounds. The Company's docking families are primarily distinguished from one another by the number of docking cams and guide pins, the load rating and the size of test head interface boards that can be used with each particular family of docking hardware. The Company's docking hardware products range in price from approximately $2,000 to $12,000.

         The Company's docking hardware products are distinguished from those offered by ATE manufacturer competitors by the ability of the Company's products to make multiple competing brands of test heads plug-compatible with multiple brands of probers and handlers used by a semiconductor manufacturer by only changing interface boards. Creating such plug- compatibility requires detailed information about competing ATE that would generally not be available to a competing ATE manufacturer. Plug-compatibility permits non-commodity semiconductor manufacturers to reduce the changeover time required to un-dock a test head from one handler and dock it to another handler between production lots or when changing the device type being tested.


         In addition, the Company designs and sells a variety of related ATE interface products including high performance test sockets, interface boards, probing assemblies and other products. The Company custom designs all docking hardware and related ATE interface products for the specific combinations of test heads and probers or handlers used by its customers.

Manipulator Products

         in2 Test Head Positioner: The in2 Test Head Positioner ("in2") is a universal manipulator which can be designed to hold any test head. A universal manipulator enables the test head to be repositioned for alternate use with any one of several probers or handlers on a test floor. The in2 is distinguished from universal manipulators manufactured by competitors by its innovative, floating-head design. The design of the in2 allows a test head to be held in an effectively weightless state, moved up or down, right or left, forward or backward and rotated around each axis (six degrees of motion freedom) by an operator using no more than 22 pounds of force. Consequently, an operator can manually reposition the test head by grasping it in his or her hands and gently moving the test head into position to dock with the prober or handler. This same design feature allows the operator to dock the test interface board (which is used to connect the test head's pin electronics to the probing assembly on a prober or to the test socket on a handler) with near zero electrical length between the pin electronics and the probing assembly or the test socket, while protecting the fragile electrical contacts from inadvertent damage during the docking action.

         The Company manufactures six styles of the in2, all of which are available in eight different load-rated sizes. The styles include one tumble mode style and five cable pivot style manipulators. Each style provides a distinct combination of performance characteristics suited to different customer applications. A tumble mode positioner might be specified for various reasons including test head form factor, compatibility with in-line automation, cable support simplicity or cost minimization. Reasons for specifying a cable pivot positioner could include providing improved handling characteristics necessary for larger test heads, the ability to handle test heads with short mainframe-to-test head cables or the necessity to position the test head close to the floor. In addition, the Company designs telescopic cable supports to be used with its cable pivot manipulators; these cable supports minimize bending and twisting stress to mainframe-to-test head cables, which can be delicate yet weigh several hundred pounds. The in2 ranges in price from approximately $12,000 to $100,000 depending upon load capacity, manipulator style and the type of cable management.

         Test Head Hoist: In July 1996, the Company introduced a new, fully-automatic, electrically-powered and microprocessor-controlled dedicated manipulator called the Test Head Hoist ("THH"). The patented, overhead design of the THH series manipulator uses a powered scissor mechanism to raise and lower a test head to a prober or a top docking handler. This design enables a THH to dock very large test heads (weight tested to 1,000 pounds) within
 .005". Although the Company has had no sales of the THH series manipulator to date, the Company believes that the THH series of manipulators will be attractive to semiconductor manufacturers for testing 300 mm wafers and packaged memory devices. The Company's THH is the only fully-automatic manipulator which enables a test head to be automatically docked to a prober or handler with the push of one button. The Company believes that the THH enables semiconductor manufacturers to increase floor space utilization of their ATE test systems by 25% to 40% over that achieved by waffle-iron style dedicated manipulators or universal manipulators because a THH series manipulator has a virtually zero "footprint." The Company does not expect significant sales of the THH manipulators before 2000. All costs associated with the development of the THH have been expensed.

MARKETS AND CUSTOMERS

         The Company markets its products globally to semiconductor manufacturers and, to a lesser extent, ATE manufacturers on an OEM basis. The Company believes that it sells to most major semiconductor manufacturers in the world. The Company's docking hardware and universal manipulators are primarily used during back-end testing of non-commodity packaged devices. Such devices include linear, digital and mixed signal integrated circuits (such as microprocessors, digital signal processing chips, ASICs and non-commodity memory devices) and primarily have applications in the automotive, computer, consumer products and telecommunications industries.

         The Company believes its sales of docking hardware and manipulators are a function of the general level of capital expenditures by semiconductor manufacturers. In addition, the Company's sales of docking hardware generally are driven by changes in device designs or test methods, industry-wide volume of device testing, sales of new handlers and, to a lesser extent, sales of new test heads. In the past, sales of the Company's docking hardware generally have been strong when spending for test heads was low. During such times, the Company believes that semiconductor manufacturers seek to improve the utilization, performance and efficiency of existing ATE by purchasing docking hardware. The Company's sales of manipulators generally follow purchases of test heads by the Company's semiconductor manufacturer customers. The Company believes its sales of related ATE interface products primarily depend upon operating expenditures of the Company's semiconductor manufacturer customers.

         Both North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers primarily have located their wafer fabs in their respective countries. The Company's sales to Japanese semiconductor manufacturers primarily consist of test sockets and interface boards. Sales of docking hardware and universal manipulators have been limited in Japan and South Korea because manufacturers in these countries emphasize mass-produced products such as memory devices and other commodity devices. Commodity devices are typically tested using dedicated manipulators rather than universal manipulators with docking hardware.

         As part of the Company's strategy to be domiciled in its major markets, the Company established inTEST LTD in the U.K. in 1985, inTEST KK in Japan in 1987 and inTEST PTE in Singapore in 1990. inTEST LTD designs, manufactures and markets the Company's products principally in the European market. inTEST KK was established to be a liaison office with Japanese ATE manufacturers and to market inTEST products in Japan. In addition, inTEST KK initiated the Company's business of designing and marketing related ATE interface products. inTEST PTE designs, markets and provides technical support to customers in Southeast Asia, and it intends to commence manufacturing operations in Singapore in 1998.

         The Company has maintained long term relationships with substantially all ATE manufacturers. The Company believes its relations with such manufacturers are good and have been additionally strengthened due to the fact that the Company does not compete with such manufacturers for testers, probers and handlers. The Company believes that maintaining such relationships is essential to its ability to provide plug-compatible ATE interface solutions.

         The Company's largest customers include Lucent Technologies, Motorola, SGS Thomson and Texas Instruments among semiconductor manufacturers, and Analog Devices, LTX, Teradyne and Credence Systems among ATE manufacturers. Sales to the Company's top ten customers accounted for 72%, 70%, and 73% of the Company's revenues in 1997, 1996 and 1995, respectively. Sales to Lucent Technologies accounted for 11%, 16% and 16%, and sales to Analog Devices accounted for 11%, 6% and 4%, of the Company's revenues in 1997, 1996 and 1995, respectively.

MANUFACTURING AND SUPPLY

         The Company's principal manufacturing operations consist of assembly and testing at its facilities in New Jersey and in the U.K. In 1998, the Company plans to commence similar operations in its Singapore facility. By maintaining manufacturing facilities and technical support in geographic markets where its semiconductor manufacturer customers are located, the Company believes that it is able to respond more quickly and accurately to its customers needs

         The Company assembles its docking hardware, manipulator products and certain of its probing assemblies from a combination of standard components and fabricated custom parts which have been manufactured to the Company's specifications by third party manufacturers. The Company's related ATE interface products, such as test sockets, interface boards and other of its probing assemblies, are also manufactured to the Company's specifications by third party manufacturers. The Company's policy is to use the highest quality raw materials and components in its products. The primary raw materials used in fabricated parts are various grades of aluminum and steel, in interface boards are fiberglass and copper and in test sockets are plastic and copper, all of which are widely available. Substantially all components are purchased from multiple suppliers. Certain raw materials and components are purchased from single suppliers. However, the Company believes that all materials and components are available in adequate amounts from other sources.

         In New Jersey, the Company controls the quality of raw materials, fabricated parts and components by conducting incoming inspections using sophisticated measurement equipment, including a coordinate measuring machine, to ensure that products with critical dimensions meet the Company's specifications. In the U.K., the Company relies upon its suppliers for inspecting the quality of fabricated parts. The Company intends to buy a coordinate measuring machine for inTEST LTD by the middle of 1998. The Company's policy is to inspect all products at various stages prior to shipment. The Company's inspection standards have been designed to comply with applicable MIL specifications and ANSI standards. The Company is preparing a quality manual to comply with such specifications and standards in anticipation of applying for ISO 9001 certification.


SALES AND DISTRIBUTION

         In North America, the Company sells to semiconductor manufacturers principally through independent, commissioned sales representatives and to ATE manufacturers through Company account managers. North American sales representatives also coordinate product installation and support with the Company's technical staff and participate in trade shows. Technical support is provided to the Company's North American customers and independent sales representatives by Company employees based in Cherry Hill, New Jersey, Sunnyvale, California and Austin, Texas.


         In Europe, the Company sells to semiconductor and ATE manufacturers through Company account managers. In Japan, the Company sells to semiconductor and ATE manufacturers through Company account managers. In China, Hong Kong, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, the Company sells through independent sales representatives. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

         Company account managers are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, Company account managers are responsible for applications engineering, custom product design, pricing, quotations, proposals and transaction negotiations.

COMPETITION

         The Company's competitors include independent manufacturers of docking hardware, manipulators and related ATE interface products, designers and manufacturers of ATE and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. The Company principally competes on the basis of product performance and functionality, product reliability, customer service, applications support, price and timely product delivery.

         The independent manufacturers of docking hardware and manipulators which compete with the Company include Reid-Ashman Manufacturing of the U.S., Microhandling of Germany and Shang Sheng of Taiwan, each of which manufactures docking hardware and manipulators. The manufacturers of ATE which compete with the Company in the sale of docking hardware and universal manipulators include Credence Systems, LTX, Schlumberger and Teradyne. Such manufacturers of ATE may be both competitors and customers of the Company. In addition, in the sale of related ATE interface products there are approximately 20 manufacturers of interface boards, four manufacturers of high performance test sockets and eight manufacturers of probing assemblies.

PATENTS AND OTHER PROPRIETARY RIGHTS

         The Company currently holds 13 U.S. patents and 64 foreign patents and has pending two U.S. patent applications and more than 30 foreign applications that cover various aspects of its technology. The Company's policy is to protect its technology by filing patent applications for the technologies that the Company considers important to its business. The Company first filed for patent protection in the U.S. for its docking hardware and the in2 test head manipulator in 1982, less than one year after the formation of the Company. The Company's U.S. issued patents will expire at various times beginning in 2002 and extending through 2015. There can be no assurance that additional patents will be issued on the Company's pending and future applications, or that any patents now or hereafter owned by the Company will afford protection against competitors that develop similar technology or products. There are no pending lawsuits or claims against the Company regarding infringement of any existing patents or other intellectual property rights of others.

         The Company also relies on trade secrets and unpatentable knowhow to protect its proprietary rights. It is the Company's policy to require, as a condition of permanent employment, that all employees of the Company agree to assign to the Company all rights to inventions or other discoveries relating to the Company business made while employed by the Company. In addition, all employees agree not to disclose any information regarding the Company which is private or confidential.

         The Company has notified one of its competitors that the Company believes the competitor's products infringe on one of the Company's U.S. patents. The competitor responded by alleging that certain claims of the patent are invalid based on an earlier issued U.S. patent. The Company, in order to strengthen its patent position, requested reexamination of its patent by the U.S. Patent and Trademark Office (the "PTO") over that earlier issued U.S. patent. The competitor thereafter also requested a reexamination of the patent. A reexamination provides the PTO with an opportunity to reevaluate the validity of the claims of a patent previously issued by the PTO. On February 9, 1998, the Company received notice that the PTO had concluded the reexamination. The Company has since received a Notice of Intent To Issue Reexamination Certificate. The Notice states "Examination has been terminated in this reexamination proceeding and a Certificate [of reexamination] will be issued in due course." The Notice included a statement of reasons for patentability and/or confirmation. The Notice indicated that one claim had been confirmed and several claims had been amended. The Company intends to pursue an amicable arrangement with the competitor who requested reexamination of the patent, and should that not be successful, the Company will pursue such other enforcement actions it deems appropriate.

BACKLOG

         At December 31, 1997, the Company's backlog of unfilled orders for all products was approximately $6.2 million compared with approximately $1.8 million at December 31, 1996. The Company's backlog includes customer purchase orders which have been accepted by the Company, substantially all of which the Company expects to deliver in the current fiscal year. While backlog is calculated on the basis of firm purchase orders, no assurance can be given that customers will purchase the Company's products subject to such orders or that customers will not accelerate or postpone currently scheduled delivery dates. As a result, the Company's backlog at a particular date is not necessarily indicative of sales for any future period.

SEASONALITY

         The Company's business is not seasonal, therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as sequential quarterly comparisons which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are either related directly to sales activity and volume or tend to be a function of personnel costs and the timing of expenses incurred throughout a year. See Note 14 of Notes to the Consolidated Financial Statements.


EMPLOYEES

         At December 31, 1997, the Company had 71 employees, including 32 in customer operations, 25 in manufacturing operations and 14 in administration. Substantially all of the Company's key employees are highly skilled and trained technical personnel, and new technical employees are required to attend an in-house training program. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are excellent.


ADDITIONAL FACTORS

         The Company's operating results are substantially dependent on the level of activity and capital expenditures of semiconductor manufacturers. The semiconductor industry is highly cyclical and, from time to time, has experienced periods of excess capacity which have had severely detrimental effects on the industry's demand for ATE. There can be no assurance that the Company's business and results of operations will not be materially adversely affected by downturns in the semiconductor industry generally, or by downturns or reductions in capital equipment investment in any one or more particular market segments of the semiconductor industry in which the Company participates.

         In addition to the factors described in this Report, the Company's operating results could be affected in the future, by other factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection, and enforce its patent rights, for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators and related ATE interface products.

Item 2: Properties

         The Company's headquarters are located in Cherry Hill, New Jersey in 28,630 square feet of office and manufacturing space leased pursuant to a seven-year lease which expires in 2003. In August 1997, the Company leased an additional 11,082 square feet of warehouse and manufacturing space near its headquarters in Cherry Hill pursuant to a lease which is coterminous with that of its headquarters. The Company's facility in the U.K. is located in Thame in 4,600 square feet of office and manufacturing space leased pursuant to an 8-year lease which expires in December 2005. In Singapore, the Company occupies 3,077 square feet of office and manufacturing space leased pursuant to a four-year lease which expires in 2000 subject to a two-year renewal option. In Kichijoji, Japan, the Company occupies approximately 1,200 square feet of office space pursuant to an agreement which is cancelable on reasonable notice by either party. In Sunnyvale, California, the Company occupies 1,900 square feet of office and warehouse space leased pursuant to a five-year lease which expires in 2001. The Company believes that its headquarters and other existing facilities are adequate to meet its current and foreseeable future needs.

Item 3: Legal Proceedings

        None.

Item 4: Submission of Matters to a Vote of Security Holders

        Not Applicable.

Part II:
--------

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Company's common shares commenced trading on the Nasdaq National Market system ("NNMS") on June 17, 1997, the date the Company's initial public offering (the "Offering") commenced. Shares are traded under the symbol "INTT." The following table sets forth the high and low sales prices for the Company's common shares as reported on the NNMS during the fiscal periods indicated:


                                                   High                 Low
                                               -------------       -------------

Fiscal Year Ended December 31, 1997:
       First Quarter                                       Not Listed
       Second Quarter (For period from            9.63                  7.50
          initial listing on June 17, 1997
          through June 30, 1997)
       Third Quarter                             18.75                  8.00
       Fourth Quarter                            18.25                  5.00

         As of February 28, 1998 there were approximately 2,000 holders of record of the Company's common stock.

         Prior to the Offering, the Company had elected S corporation status for Federal and state of New Jersey tax purposes, and therefore, was not directly subject to Federal and certain New Jersey income taxes. Immediately prior to the Offering, the Company terminated its status as an S corporation and is now subject to Federal and additional state income taxes. In addition, the Company is taxed in foreign countries and for activity in certain states.

         The Company has not paid any dividends on its common stock subsequent to the termination of its S corporation status, other than for amounts representing the Company's previously taxed but undistributed S corporation earnings through the date of termination of the S corporation election which were paid to the stockholders of record prior to the termination of such election.

         The Company does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in the operation and expansion of the Company's business. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

(b)      Use of Proceeds from Offering:

         On June 17, 1997, the Company's Registration Statement on Form S-1 covering the Offering of 2,275,000 shares of the Company's Common Stock, Commission file number 333- 26457, was declared effective. The Offering closed on June 20, 1997, managed by Janney Montgomery Scott Inc. and Needham & Company, Inc. as representatives of the several underwriters named in the Registration Statement (the "Underwriters").

         Of the 2,275,000 shares sold pursuant to the Offering, 1,820,000 shares were sold by the Company and 455,000 were sold by certain selling stockholders (the "Selling Stockholders"). In addition, the Underwriters exercised an over-allotment option to purchase an additional 341,250 shares of the Company's Common Stock from the Selling Shareholders. The total purchase price to the public for the shares offered and sold by the Company and the Selling Shareholders was $13,650,000 and $5,971,875, respectively.

         The amount of expenses incurred for the Company's account in connection with the Offering are as follows:



Underwriting discounts and commissions:                       $1,023,750
Finders fees:                                                       None
Expenses paid to or for the Underwriters                          16,650
Other expenses:                                                  954,758
                                                            ------------

Total expenses                                                $1,995,158
                                                            ============


         All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company's Common Stock; or (iii) affiliates of the Company.

         The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $11,654,842. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:



Construction of plant, building and facilities                   $         -
Purchase and installation of machinery and equipment                  37,465
Purchase of real estate                                                    -
Acquisition of businesses                                                  -
Repayment of indebtedness                                            173,266
Working capital                                                      599,725
Temporary investments, including cash & cash equivalents          10,243,621
Other purposes (for which at least $100,000 has been used)
  including:
     Payment of final S corporation distribution                     600,765
                                                                 -----------

Total                                                            $11,654,842
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

Item 6:  Selected Financial Data

         The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain of the following financial information for the five years ended December 31, 1997, has been derived from financial statements audited by KPMG Peat Marwick LLP and has been reported upon by KPMG Peat Marwick LLP to the extent set forth in their report included elsewhere in this Annual Report on Form 10-K. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                              Years ended December 31,
                                                            -------------------------------------------------------------
                                                              1997         1996         1995         1994         1993
                                                            ---------    ---------    ---------    ---------    ---------
                                                                        (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Revenues........................................             $20,746      $18,582      $14,442     $  9,287     $  8,875

Gross profit....................................             $12,938      $11,827      $ 9,251     $  5,150     $  5,415

Operating income................................             $ 6,187      $ 5,616      $ 4,037     $  1,289     $  1,767

Net earnings....................................             $ 4,332      $ 4,646      $ 3,252     $    817     $  1,464

Pro forma net earnings (1)......................             $ 3,726      $ 3,376

Pro forma net earnings per share - basic (1)....                $.74         $.83
Pro forma net earnings per share - diluted (1)                  $.73         $.83

Pro forma weighted average shares outstanding - basic (1)  5,068,349    4,091,034
Pro forma weighted average shares outstanding - diluted(1) 5,092,490    4,091,034




                                                                              December 31,
                                                      -------------------------------------------------------------
                                                        1997         1996         1995         1994         1993
                                                      ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands, except per share data)
Consolidated Balance Sheet Data:

Cash and cash equivalents.......................        $12,035     $  3,692     $  1,919     $  1,336     $  1,034
Working capital.................................         14,655        4,377        4,201        2,944        2,546
Total assets....................................         19,945        7,716        6,352        4,624        3,675
Long term debt..................................              -          155            -            -            -
Total stockholders' equity......................         16,557        4,587        4,048        2,765        2,448

---------


(1) Assumes the termination of the Company's S corporation status effective January 1, 1996 and the completion of the Exchange (as further described in Note 1 of the Notes to the Consolidated Financial Statements) on January 1, 1996, and as a result reflects the amortization of goodwill associated therewith and the absence of a charge for the minority interest. See Note 3 of Notes to the Consolidated Financial Statements.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Overview
--------

         The Company's revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally as a result of cyclicality in the semiconductor manufacturing industry. The Company believes that purchases of the Company's docking hardware and manipulators are typically made from its customers' capital expenditure budgets, while related ATE interface products, which must be replaced periodically, are typically made from its customers' operating budgets. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment.

         As a result, starting in the second quarter of 1996 through the fourth quarter of 1996, orders for and sales of docking hardware and manipulators declined substantially. During the same period, orders for and sales of related ATE interface products also declined, but to a lesser extent. Starting in the first quarter of 1997, orders for and sales of docking hardware and manipulators began increasing from the sequential quarterly declines experienced during 1996. The increase in order activity during 1997 is reflected in the growth in the Company's backlog, which increased from $1.8 million at December 31, 1996 to $6.2 million at December 31, 1997. Backlog represents orders for the Company's products, but because there can be no assurance that the Company's customers will purchase the products subject to such orders, backlog is not necessarily indicative of sales for any future period. The increase in order activity is due to renewed demand for ATE by semiconductor manufacturers. During 1997, the Company's quarterly revenues grew from $3.9 million in the first quarter to $6.0 million in the fourth quarter, an increase of over 50%.

         The Company sells to semiconductor manufacturers and ATE manufacturers either through Company account managers or through independent sales representatives. The mix of customers during any given period may affect the Company's gross margin due to the difference in accounting for sales discounts and commissions. Specifically, sales discounts, typical in sales by Company account managers to ATE manufacturers worldwide, are a direct reduction of revenue and have the effect of reducing gross margin. In contrast, trade discounts offered on sales to semiconductor manufacturers, while also a reduction in revenue, are generally lower than sales discounts to ATE manufacturers and accordingly have less impact on gross margin. Additionally, commissions paid to independent sales representatives on sales to semiconductor manufacturers in North America and Southeast Asia are charged to selling expense and do not affect gross margin. Consequently, the relative mix of customers for the Company's products and the region of the world where the sales are made have affected and will affect the Company's gross margin and selling expense. Operating income, however, has not been materially affected by the foregoing factors, because commissions paid to independent sales representatives plus trade discounts on sales to semiconductor manufacturers are approximately equal to the sales discounts given on sales to ATE manufacturers.

1997 Compared to 1996
---------------------

         Revenues. Revenues were a record $20.7 million for 1997 compared to $18.6 million for 1996, an increase of $2.1 million or 11%. The year to year increase was primarily due to higher levels of shipments of the Company's products during the fourth quarter of 1997 compared to the same period in 1996, which reflects the higher level of manufacturing activity in the semiconductor industry in 1997 as compared to 1996. The Company did not increase sales prices significantly in 1997. The Company believes that the increase in revenues was from the sales of products used in the testing of mixed signal devices and digital devices (such as microprocessors and micro controllers) and numerous other devices used in the automotive, computer, telecommunications and other industries.

         Gross Margin. Gross margin declined to 62% for 1997 from 64% in 1996. The reduction in gross margin was primarily attributable to a significant increase in the level of sales to ATE manufacturers, which increased from approximately 21% of sales in 1996 to approximately 34% in 1997. In addition, the Company experienced an increase in its fixed operations costs in 1997, due to higher occupancy costs associated with the larger New Jersey manufacturing facility which was leased in August 1996. The decline in gross margin was partially offset by reduced incremental material costs due to volume discounts received in the last two quarters of 1997.


         Selling Expense. Selling expense was $2.8 million for 1997 compared to $2.5 million for 1996, an increase of $0.3 million or 13%. The increase was primarily attributable to higher salary and benefit expenses resulting from the allocation of additional personnel costs to selling expense and, to a lesser extent, salary increases for existing personnel. The increase in selling expense also reflects an increase in advertising and promotional expenses over the comparable prior period. In addition, commission expense increased in 1997 over the level incurred in 1996 due to an increase in the level of commissioned sales to semiconductor manufacturers. These increases were offset by a reduction in travel and other expenses.

         Research and Development Expense. Research and development expense was $1.7 million for 1997 compared to $1.9 million for 1996, a decrease of $0.2 million or 10%. The decline was primarily attributable to reduced levels of spending on research and development materials in 1997 compared to 1996, and, to a lesser extent, to the aforementioned allocation of certain personnel costs to selling expense.

         General and Administrative Expense. General and administrative expense was $2.2 million for 1997 compared to $1.8 million for 1996, an increase of $0.4 million or 23%. The increase was primarily attributable to the additional costs associated with shareholder and investor relations and increased expenditures for outside directors' fees and professional fees incurred as a public company. Other factors contributing to the increase in 1997 were the amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the offering and salary increases of administrative staff.

         Income Tax Expense. Income tax expense increased to $2.1 million from $858,000 for 1996, an increase of $1.2 million or 144%. The Company's effective tax rate was 32% for 1997 compared to 15% in 1996. The increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation in June 1997 and, to a lesser extent, a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary.

1996 Compared to 1995
---------------------

         Revenues. Revenues were $18.6 million for 1996 compared to $14.4 million for 1995, an increase of $4.2 million or 29%. The increase was due to the higher levels of shipments of the Company's products during the first nine months of 1996, which were based on orders placed by semiconductor manufacturers during late 1995 and early 1996. The Company did not increase sales prices significantly in 1996. The Company believes that more than half of the Company's increased revenues was from sales of products used in the testing of mixed signal devices, and the balance was from sales of products used in the testing of digital devices, such as microprocessors and micro controllers, and numerous other devices used in the automotive, computer, telecommunications and other industries.

         Gross Margin. Gross margin remained constant at 64% for both 1996 and 1995. The percentage of the Company's revenues derived from sales to ATE manufacturers increased by 8% in 1996 compared to 1995, which had the effect of reducing gross margin for 1996. The reduction in gross margin was offset by the improved absorption of fixed costs over the higher revenue base and reduced incremental material costs due to volume discounts received in the first two quarters of 1996.

         Selling Expense. Selling expense was $2.5 million for 1996 compared to $2.1 million for 1995, an increase of $0.4 million or 17%. The increase was attributable to increased variable costs associated with higher sales activity in 1996. Selling expense as a percentage of revenues decreased from 14.6% in 1995 to 13.3% in 1996 because of an increase in non-commissioned sales as a percentage of revenues. Salaries associated with sales activities were the same for 1996 as for 1995, as management elected not to expand its sales staff in anticipation of third and fourth quarter reductions in capital expenditures by semiconductor manufacturers.

         Research and Development Expense. Research and development expense was $1.9 million for both 1996 and 1995. Compensation expense incurred in research and development activities for 1996 increased $0.2 million or 22% over 1995 due to an increase in staffing levels and associated costs. The increase was offset by a $0.2 million or 45% decrease in amounts spent for materials.

         General and Administrative Expense. General and administrative expense was $1.8 million for 1996 compared to $1.2 million for 1995, an increase of $0.6 million or 55%. The majority of the increase was attributable to additional compensation and costs associated with newly hired staff in accounting, MIS and finance functions and salary increases of other administrative personnel.

         Income Tax Expense. The Company's effective tax rate decreased slightly in 1996 to 15% compared to 16% for 1995 due principally to a decrease in the contribution of earnings before income taxes and minority interest from the Company's foreign subsidiaries.


Liquidity and Capital Resources
-------------------------------

         On June 20, 1997, the Company completed an initial public offering of
2.275 million common shares through which the Company issued 1.82 million new shares of common stock (the "Offering"). The Company realized net cash proceeds of $11.7 million (after payment of direct expenses of the Offering) from the Offering. These proceeds are expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business.

         Net cash provided by operations for 1997 was $2.6 million. Accounts receivable increased $2.2 million from December 31, 1996 to December 31, 1997 due to increased sales generally and also due to an increase in the percentage of consolidated sales by one of the Company's foreign subsidiaries where trade practices require longer credit terms. Inventories increased $352,000 to support higher levels of shipments of the Company's products in the second half of 1997 and as a result of increased backlog at December 31, 1997. Accounts payable and accrued expenses increased $659,000 and $331,000, respectively, as a result of higher sales levels. Domestic and foreign income taxes payable increased $845,000 primarily as a result of the accrual of Federal income tax on earnings subsequent to the Offering and, to a lesser extent, to a greater percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary.

         Purchases of machinery, equipment and leasehold improvements were $70,000, $554,000 and $39,000 for the years ended December 31, 1997, 1996 and
1995, respectively. The Company plans to spend approximately $500,000 during 1998 to renovate and expand its UK manufacturing facility and purchase a coordinate measuring machine for this facility.

         At December 31, 1997, the Company had no outstanding long or short-term debt. During 1997, the Company repaid the balance of a term loan. At January 1, 1997, the outstanding balance of such term loan was $189,000.

         In connection with the termination of the Company's status as an S corporation, the Company paid dividends of $4.3 million to its former S corporation shareholders which represented the final distribution of previously taxed but undistributed retained earnings. The Company does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in the operation and expansion of the Company's business.

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

         The Company's computer systems are currently Year 2000 compliant. The Company is currently evaluating the systems of its major suppliers for Year 2000 compliance.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

         This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection, and enforce its patent rights, for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators and related ATE interface products.

Exposure to International Operations
------------------------------------

         Revenues generated by the Company's foreign subsidiaries were 34%, 43% and 49% of consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

         Revenues denominated in foreign currencies were 27%, 35% and 33% of consolidated revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to foreign operations. Revenues denominated in currencies other than U.S. dollars expose the Company to currency fluctuations, which can adversely effect results of operations. During the years ended December 31, 1997, 1996 and 1995, the Company experienced foreign exchange transaction losses of $63,000, $31,000 and $43,000, respectively. The increase in the currency exchange translation losses in 1997 is primarily the result of the weakening of the Japanese Yen against the U.S. dollar during 1997.

         The portion of the Company's consolidated revenues derived from sales to the Asia Pacific region were 28%, 26% and 34% for the years ended December 31, 1997, 1996 and 1995, respectively. Countries in the Asia Pacific region, including Japan, have recently experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


Item 7A: Quantitative and Qualitative Disclosures About Market Risk

         None

Item 8:  Financial Statements and Supplementary Data

         Financial Statements are set forth in this report beginning at page F-1

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Part III:
--------

Item 10:  Directors and Executive Officers

         The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders which will be filed prior to April 30, 1998.

Item 11: Executive Compensation

         The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders which will be filed prior to April 30, 1998.

Item 12: Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders which will be filed prior to April 30, 1998.

Item 13: Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting of stockholders which will be filed prior to April 30, 1998.

Part IV:
-------

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The documents filed as part of this Annual Report on Form 10-K are:

         (i) The Company's consolidated financial statements and notes thereto as well as the applicable reports of the independent certified public accountants are included in Part II, Item 8 of this Annual Report on Form 10-K.

         (ii) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                           Schedule II - Valuation and Qualifying Accounts

         (iii) The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

                  None.

(c) Exhibits required by Item 601 of Regulation S-K:

Exhibit Number             Description of Exhibit

     3.1                     Certificate of Incorporation.

     3.2                     Bylaws of the Company.

     10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association.

     10.2 Lease, dated February 11, 1996, between Cherry Hill Industrial Site, Inc. and the Company.

     10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.

     10.4 Lease, dated December 2, 1977, between Alan Breck Robertson and Mavis Robertson and Robertson Engineering (Thame) Limited ("U.K. Lease").

     10.5 Assignment of U.K. Lease, dated January 28, 1986, between Citycrown Engineering Limited and inTEST LTD.

     10.6 Tenancy Agreement, dated April 18, 1996, between Alambon Tools Private Limited and inTEST PTE.

     10.7                    1997 Stock Plan.

     10.8 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.

     10.9 Lease Agreement between the Company and Cherry Hill Industrial Sites, Inc. dated August 22, 1997.

     10.10 Lease Agreement between inTEST Limited and Alan Breck Robertson and Mavis Robertson dated March 3, 1998.

     21                      Subsidiaries of the Company.

     23                      Consent of KPMG Peat Marwick LLP.

     27                      Financial Data Schedule.

Signatures:

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

By:____________________________
         Alyn R. Holt
         Chairman and Chief Executive Officer

         Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_______________________________                         ______________, 1998
Alyn R. Holt, Chairman and Chief
Executive Officer
(principal executive officer)


_______________________________                         ______________, 1998
Robert E. Matthiessen, President,
Chief Operating Officer and Director


_______________________________                         ______________, 1998
Daniel J. Graham, Senior Vice
President and Director


_______________________________                         ______________, 1998
Hugh T. Regan, Jr., Chief Financial
Officer and Treasurer
(principal financial officer)


_______________________________                         ______________, 1998
Hugh T. Regan, Sr., Secretary


_______________________________                         ______________, 1998
Richard O. Endres, Director


_______________________________                         ______________, 1998
Stuart F. Daniels, Ph.D., Director

                               Index to Exhibits


           3.1               Certificate of Incorporation.*

           3.2               Bylaws of the Company.*

           10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association.*

           10.2 Lease, dated February 11, 1996, between Cherry Hill Industrial Site, Inc. and the Company.*

           10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.*

           10.4 Lease, dated December 2, 1977, between Alan Breck Robertson and Mavis Robertson and Robertson Engineering (Thame) Limited ("U.K. Lease").*

           10.5 Assignment of U.K. Lease, dated January 28, 1986, between Citycrown Engineering Limited and inTEST LTD.*

           10.6 Tenancy Agreement, dated April 18, 1996, between Alambon Tools Private Limited and inTEST PTE.*

           10.7              1997 Stock Plan.**

           10.8 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.**

           10.9 Lease Agreement between the Company and Cherry Hill Industrial Sites, Inc. dated August 22, 1997.***

           10.10 Lease Agreement between inTEST Limited and Alan Breck Robertson and Mavis Robertson dated March 3, 1998.

           21                Subsidiaries of the Company.

           23                Consent of KPMG Peat Marwick LLP.

           27                Financial Data Schedule.

* Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-26457

** Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-8, Registration Statement No. 333-44059

*** Previously filed by the Company as an exhibit to the Company's
    Quarterly Report on Form 10-Q for the quarter ended September 30, 1997
                              inTEST CORPORATION

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE


                                                                                                          Page

CONSOLIDATED FINANCIAL STATEMENTS:

     Independent Auditors' Report-- KPMG Peat Marwick LLP                                                F - 1

     Consolidated Balance Sheets for the years ended December 31, 1997 and 1996                          F - 2

     Consolidated Statements of Earnings for the years ended December 31,
          1997, 1996, and 1995                                                                           F - 3

     Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 1997, 1996, and 1995                                                              F - 4

     Consolidated Statements of Cash Flows for the years ended December 31,
          1997, 1996 and 1995                                                                            F - 5

     Notes to Consolidated Financial Statements                                                          F - 6

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

     Schedule II -- Valuation and Qualifying Accounts                                                    F - 19

Independent Auditors' Report


The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audit of these consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
February 27, 1998
                      inTEST CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                                   December 31,
                                                                                         --------------------------------
                                                                                            1997                 1996
                                                                                         -----------          -----------
ASSETS
Current Assets:
     Cash and cash equivalents                                                               $12,035             $  3,692
     Trade accounts and notes receivable, net of allowance for doubtful accounts
         of $144 at December 31, 1997 and $96 at December 31, 1996                             4,058                1,953
     Inventories                                                                               1,649                1,313
     Deferred tax asset                                                                          165                    -
     Other current assets                                                                        136                   70
                                                                                         -----------          -----------
          Total current assets                                                                18,043                7,028
                                                                                         -----------          -----------

Property and equipment:
     Machinery and equipment                                                                   1,129                1,096
     Leasehold improvements                                                                      179                  173
                                                                                         -----------          -----------
                                                                                               1,308                1,269
     Less: accumulated depreciation                                                             (831)                (676)
                                                                                         -----------          -----------
          Net property and equipment                                                             477                  593
                                                                                         -----------          -----------

Other assets                                                                                     136                   95
Goodwill, net of accumulated amortization of $49 at December 31, 1997                          1,289                    -
                                                                                         -----------          -----------

          Total assets                                                                       $19,945             $  7,716
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current installments of long-term debt                                              $         -           $       34
     Accounts payable                                                                          1,142                  574
     Dividends payable                                                                             -                  973
     Accrued expenses                                                                            955                  595
     Domestic and foreign income taxes payable                                                 1,291                  475
                                                                                         -----------          -----------
          Total current liabilities                                                            3,388                2,651
                                                                                         -----------          -----------

Long-term debt                                                                                     -                  155

Minority interest                                                                                  -                  323

Commitments (Note 9)

Stockholders' equity:
     Preferred stock, $0.01 par value; 5,000,000 shares authorized;
         no shares issued or outstanding                                                           -                    -
     Common stock, $0.01 par value; 20,000,000 shares authorized;
         5,911,034 shares issued and outstanding at December 31, 1997;
         3,790,591 shares issued and outstanding at December 31, 1996                             59                   38
     Additional paid-in capital                                                               13,981                  689
     Retained earnings                                                                         2,643                3,833
     Foreign currency translation adjustment                                                    (126)                  27
                                                                                         -----------          -----------
          Total stockholders' equity                                                          16,557                4,587
                                                                                         -----------          -----------

          Total liabilities and stockholders' equity                                         $19,945             $  7,716
                                                                                         ===========          ===========



         See accompanying Notes to Consolidated Financial Statements.

                      inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (In thousands, except share data)






                                                                            Years Ended December 31,
                                                                -------------------------------------------------

                                                                   1997               1996                1995

                                                                ----------         -----------         ----------

Revenues                                                           $20,746             $18,582            $14,442
Cost of revenues                                                     7,808               6,755              5,191
                                                                ----------         -----------         ----------

         Gross profit                                               12,938              11,827              9,251
                                                                ----------         -----------         ----------

Operating expenses:
     Selling expense                                                 2,789               2,471              2,118
     Research and development expense                                1,737               1,928              1,930
     General and administrative expense                              2,225               1,812              1,166
                                                                ----------         -----------         ----------

         Total operating expenses                                    6,751               6,211              5,214
                                                                ----------         -----------         ----------

Operating income                                                     6,187               5,616              4,037
                                                                ----------         -----------         ----------

Other income (expense):
     Interest income                                                   349                 147                 82
     Interest expense                                                  (15)                (11)                 -
     Other                                                             (74)                (35)               (49)
                                                                ----------         -----------         ----------

         Total other income                                            260                 101                 33
                                                                ----------         -----------         ----------

Earnings before income taxes and minority interest                   6,447               5,717              4,070
                                                                ----------         -----------         ----------

         Income tax expense                                          2,090                 858                637
                                                                ----------         -----------         ----------

Earnings before minority interest                                    4,357               4,859              3,433
Minority interest                                                      (25)               (213)              (181)
                                                                ----------         -----------         ----------

         Net earnings                                              $ 4,332             $ 4,646            $ 3,252
                                                                ==========         ===========         ==========

Pro forma information (unaudited) (Note 3)
     Pro forma earnings before income taxes                        $ 6,407             $ 5,627
     Pro forma income taxes                                          2,680               2,251
     Pro forma net earnings                                          3,726               3,376
     Pro forma net earnings per share - basic                         $.74                $.83
     Pro forma weighted average common shares
         outstanding - basic                                     5,068,349           4,091,034
     Pro forma net earnings per share - diluted                       $.73                $.83
     Pro forma weighted average common and common
         stock equivalent shares outstanding - diluted           5,092,490           4,091,034






         See accompanying Notes to Consolidated Financial Statements.

                      inTEST CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)





                                                      Common Stock                                        Foreign
                                                 -----------------------    Additional                    Currency        Total
                                                                              Paid-in       Retained     Translation   Stockholders'
                                                   Shares        Amount       Capital       Earnings     Adjustment       Equity
                                                 -----------     -------    -----------    ----------    ----------    ------------

Balance, January 1, 1995                           3,728,275      $   37    $       644        $1,996      $     88      $    2,765
Dividends                                                  -           -              -        (1,975)            -          (1,975)
Net earnings                                               -           -              -         3,252             -           3,252
Shares issued as compensation for services            62,316           1             45             -             -              46
Foreign currency translation adjustment                    -           -              -             -           (40)            (40)
                                                 -----------     -------    -----------    ----------    ----------    ------------

Balance, December 31, 1995                         3,790,591          38            689         3,273            48           4,048

Dividends                                                  -           -              -        (4,086)            -          (4,086)
Net earnings                                               -           -              -         4,646             -           4,646
Foreign currency translation adjustment                    -           -              -             -           (21)            (21)
                                                 -----------     -------    -----------    ----------    ----------    ------------

Balance, December 31, 1996                         3,790,591          38            689         3,833            27           4,587

Dividends                                                  -           -              -        (5,522)            -          (5,522)
Net earnings                                               -           -              -         4,332             -           4,332
Acquisition of minority interest                     300,443           3          1,655             -             -           1,658
Issuance of common stock, net                      1,820,000          18         11,637             -             -          11,655
Foreign currency translation adjustment                    -           -              -             -          (153)           (153)
                                                 -----------     -------    -----------    ----------    ----------    ------------

Balance, December 31, 1997                         5,911,034      $   59        $13,981       $ 2,643      $   (126)        $16,557
                                                 ===========     =======    ===========    ==========    ==========    ============





         See accompanying Notes to Consolidated Financial Statements.

                      inTEST CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands, except share data)



                                                                                              Years Ended December 31,
                                                                                   ----------------------------------------------
                                                                                      1997                1996            1995
                                                                                   ----------          ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                                    $ 4,332             $ 4,646         $ 3,252
                                                                                   ----------          ----------      ----------
      Adjustments to reconcile net earnings to net cash:
            Depreciation and amortization                                                 217                 109              36
            Deferred tax                                                                (165)                   -               -
            Foreign exchange gain (loss)                                                 (62)                  31              43
            Minority interest                                                              25                 213             181
            Stock issued for services received                                              -                   -              46
            Changes in assets and liabilities:
                  Accounts and notes receivable                                       (2,177)                 966         (1,020)
                  Inventories                                                           (352)                (66)           (284)
                  Other current assets                                                   (71)                (61)            (46)
                  Accounts payable                                                        659               (235)             342
                  Domestic and foreign income taxes payable                               845               (118)             261
                  Dividends payable                                                     (973)                   -               -
                  Accrued expenses                                                        331                  50              35
                                                                                   ----------          ----------      ----------
      Total adjustments                                                               (1,723)                 889           (406)
                                                                                   ----------          ----------      ----------

Net cash provided by operating activities                                               2,609               5,535           2,846
                                                                                   ----------          ----------      ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
      Purchase of property and equipment                                                 (70)               (554)            (39)
      Other long-term asset                                                              (54)                (65)           (101)
                                                                                   ----------          ----------      ----------

Net cash used in investing activities                                                   (124)               (619)           (140)
                                                                                   ----------          ----------      ----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
      Dividends paid                                                                  (5,541)             (3,339)         (1,976)
      Net principal debt borrowing (repayment)                                          (189)                 189             (8)
      Net proceeds from public offering                                                11,655                   -               -
                                                                                   ----------          ----------      ----------

Net cash provided by (used in) financing activities                                     5,925             (3,150)         (1,984)
                                                                                   ----------          ----------      ----------

Effects of exchange rates on cash                                                        (67)                   7           (139)
                                                                                   ----------          ----------      ----------

Net cash provided by all activities                                                     8,343               1,773             583

Cash and cash equivalents at beginning of period                                        3,692               1,919           1,336
                                                                                   ----------          ----------      ----------

Cash and cash equivalents at end of period                                            $12,035             $ 3,692         $ 1,919
                                                                                   ==========          ==========      ==========

Cash payments made for:
      Domestic and foreign income taxes                                               $ 1,366            $    977        $    374
      Interest                                                                             14                  11               9


See also Note 3 for a description of a non-cash investing transaction consummated during 1997.




         See accompanying Notes to Consolidated Financial Statements.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)

(1)      NATURE OF OPERATIONS

         inTEST Corporation (the "Company") designs, manufactures and markets docking hardware and test head manipulators used by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related automatic test equipment interface products.

         The consolidated entity is comprised of inTEST Corporation (parent) and six 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company). The three Delaware holding companies were established in September 1997.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         Cash and Cash Equivalents

         Short term investments, which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost, which approximates market value.

         Notes Receivable

         Notes receivable are due from trade customers in Japan, and have original maturities of less than four months. The notes are non-interest bearing. Notes receivable were $784 and $432 at December 31, 1997 and 1996, respectively.

         Bad Debts

         The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers financial condition. Bad debt expense was $61, $52 and $3 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Inventories

         Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

         Property and Equipment

         Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight line method. The estimated useful lives range from five to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Expenditures for maintenance and repairs are charged to operations as incurred.

         Intangibles

         Goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries is amortized on a straight line basis over 15 years. The Company assesses the potential impairment of its intangible assets based on anticipated undiscounted cash flows from operations. At December 31, 1997, no impairment was indicated.

         Income Taxes

         Just prior to the closing of the Offering, the Company terminated its status as an S corporation for Federal tax purposes and in the State of New Jersey. As an S corporation, any Federal and certain New Jersey state income tax liabilities were those of the former S corporation stockholders, not of the Company. All tax liabilities on income earned subsequent to the revocation of the S corporation election are liabilities
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         of the Company. The Company is taxed in foreign countries and for activity in certain states. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

         Net Income Per Common Share

         Net income per common share is computed in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each year. Common share equivalents include stock options using the treasury stock method.

         As discussed in Note 3, pro forma earnings per share information for 1997 includes certain adjustments to reflect results as if the Company had been taxed as a C corporation for all of 1997 and as if the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred January 1, 1997.

         Revenue Recognition

         Revenue from sales of products are recognized upon shipment to customers.

         Research and Development

         Research and development costs are expensed as incurred.

         Product Warranties

         The Company generally provides product warranties and records estimated warranty expense at the time of sale based upon historical claims experience.

         Stock Based Compensation

         Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123") was adopted by the Company effective with adoption of the 1997 Stock Plan. As permitted by FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

         Foreign Currency

         The accounts of the foreign subsidiaries are translated in accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, which requires
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as a foreign currency translation adjustment in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.

         Financial Instruments

         The Company's financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value.

         New Accounting Pronouncements

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

         In February 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises current disclosure requirements for employers' pensions and other retiree benefits. This new Statement does not change current recognition or measurement accounting. As required, the Company will adopt this new standard for its fiscal year ended December 31, 1998. The adoption of this Statement will not have any impact on the Company's financial position or results of operations.

(3)      PRO FORMA STATEMENT OF EARNINGS INFORMATION (Unaudited)

         The Company terminated its status as an S corporation just prior to the closing of the Offering, described in Note 1, and is subject to Federal and additional state income taxes for periods after such termination.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         Accordingly, for informational purposes, the following pro forma information for the years ended December 31, 1997 and 1996, respectively, is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1996. The difference between the Federal statutory income tax rate and the pro forma income tax rate is as follows:


                                                                                  Years Ended December 31,
                                                                            ------------------------------------
                                                                                 1997                 1996
                                                                            ---------------      ---------------

         Federal statutory tax rate                                                 34%                  34%
         State income taxes, net of Federal benefit                                  4                    3
         Foreign income taxes                                                        4                    3
         Non-deductible goodwill amortization                                        1                    1
         Research credits                                                           (1)                  (1)
                                                                                 -----                -----
         Pro forma income tax rate                                                  42%                  40%
                                                                                 =====                =====

         Pro forma earnings before income taxes                                 $6,407               $5,627
         Pro forma income taxes                                                  2,680                2,251
         Pro forma net earnings                                                  3,726                3,376
         Pro forma net earnings per common share - basic                          $.74                 $.83
         Pro forma weighted average common shares
            outstanding - basic                                              5,068,349            4,091,034
         Pro forma net earnings per common share - diluted                        $.73                 $.83
         Pro forma weighted average common and common
            stock equivalent shares outstanding - diluted                    5,092,490            4,091,034

         In addition, the pro forma results for the year ended December 31, 1997, also reflect goodwill amortization resulting from the acquisition of minority interests in foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1996. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

         Pro forma net earnings per common share - basic was calculated by dividing pro forma net earnings by the pro forma weighted average number of common shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1996.

         Pro forma net earnings per common share - diluted was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common and common stock equivalent shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1996.

(4)      FOREIGN OPERATIONS

         The Company operates in a single business segment. However, foreign operations represent a significant portion of the Company's activity. The following is a summary of operations by entities located within the indicated geographic areas:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)




                                                  Years ended December 31,
                                             ---------------------------------
                                               1997         1996         1995
                                             -------      -------      -------

Sales to unaffiliated customers:
         North America                       $13,608      $10,614      $ 7,409
         Asia - Pacific                        5,743        4,860        4,862
         United Kingdom                        1,395        3,108        2,171
                                             -------      -------      -------

                                             $20,746      $18,582      $14,442
                                             =======      =======      =======

Affiliate sales or transfer from:
         North America                       $   768      $ 1,321      $ 1,596
         Asia - Pacific                         --           --           --
         United Kingdom                          500           54          451
                                             -------      -------      -------

                                             $ 1,268      $ 1,375      $ 2,047
                                             =======      =======      =======

Operating profit:
         North America                       $ 5,067      $ 3,815      $ 2,610
         Asia - Pacific                          651          432          612
         United Kingdom                          469        1,369          815
                                             -------      -------      -------

                                             $ 6,187      $ 5,616      $ 4,037
                                             =======      =======      =======

Identifiable assets:
         North America                       $16,177      $ 5,408      $ 3,327
         Asia - Pacific                        2,679        1,409        1,408
         United Kingdom                        1,089          899        1,617
                                             -------      -------      -------

                                             $19,945      $ 7,716      $ 6,352
                                             =======      =======      =======

         Amounts for the Far East consist of activities in the Company's Singapore and Japan subsidiaries.

         Export sales from the Company's New Jersey location totaled $2,042, $3,486 and $2,777 during the years ended December 31, 1997, 1996 and 1995, respectively.

(5)      CONCENTRATION OF CREDIT RISK

         The Company's customers are in the semiconductor industry. During 1997, 1996 and 1995 the Company had sales to certain customers which exceeded 10% of the Company's consolidated revenues. Those sales were as follows:

                  Customer                      1997        1996        1995
                  ----------------------------------------------------------
                       A                        11%           6%           4%
                       B                        11           16           16
                       C                         5            7           12
                       D                         4            8           11
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         Additionally, at December 31, 1997, these four customers accounted for 37% of trade receivables.


(6)      INVENTORIES

         Inventories held at December 31, were comprised of the following:


                                                 1997                1996
                                              -----------         -----------

         Raw materials                         $    364           $    307
         Work in process                          1,044                781
         Finished goods                             360                225
         Reserve for obsolete inventory            (119)                 -
                                               --------           --------

                                               $  1,649           $  1,313
                                               ========           ========


(7)      DEBT

         In 1997, the Company repaid the $189 outstanding balance on a term note. At December 31, 1997, there was no long term debt.

         The Company has a $1,500 line of credit. Borrowings under this line of credit are principally used for working capital purposes. Borrowings on the line of credit bear interest at prime rate, which is payable monthly on any outstanding balance. The Company is required to maintain a $50 compensating balance at the bank which granted the line of credit. The credit line expires on June 30, 1998. At December 31, 1997, there were no borrowings outstanding.


(8)      STOCK OPTION PLAN

         The 1997 Stock Plan (the "Plan") provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock and for other stock-based awards to key employees and directors responsible for the direction and management of the Company and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by the Board of Directors of the Company) and the Key Employee Plan (administered by the Compensation Committee of the Board of Directors of the Company). The Company has reserved 500,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

         No option may be granted with an exercise period in excess of ten years from date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant; the exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         Had compensation costs for the Company's stock-based compensation plans been determined consistent with FAS 123, the Company's net income and net income per share for the year ended December 31, 1997, would have been reduced to the unaudited pro forma amounts indicated below:


                                                               1997
                                                            -----------
                Net income:
                     As reported - pro forma                     $3,726
                     Pro forma                                   $3,643

                Net income per share:
                     As reported - pro forma                       $.74
                     Pro forma                                     $.72

         The fair value for stock options granted in 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk-free interest rate of 5.67%; dividend yield of 0%; expected common stock market price volatility factor of .65; and a weighted average expected life of the stock options of 5 years. The weighted average value of options granted in 1997 was $4.61. The options which have been issued vest 20% one year from date of grant and 20% in each of the succeeding four years.

         These pro forma calculations only include effects of the options granted in 1997. As such, the impacts are not necessarily indicative of the effects on reported net income and net income per share of future years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As the Company's stock options have characteristics significantly different from those of traded options, and as changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         The following table summarizes the transactions of the Company's Plan for the period ended December 31, 1997:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)



                                                                                       Weighted
                                                                                        Average
                                                                 Number                Exercise
                                                                of Shares                Price
                                                              -------------         ---------------

Options outstanding, January 1, 1997                                      0                   -
Granted                                                             160,000               $7.72
Exercised                                                                 0                   -
Canceled                                                             (9,000)               7.50
                                                              -------------             -------

Options outstanding, December 31, 1997                              151,000               $7.73
     (0 exercisable)                                          =============             =======

The following table summarizes information about stock options outstanding at December 31, 1997:


                                                              Weighted                         Weighted
                                                               Average                          Average
                                               Weighted       Exercise                         Exercise
 Range of         Number                       Average        Price of          Number         Price of
 Exercise      Outstanding       Maximum      Remaining      Outstanding     Exercisable      Exercisable
  Prices       at 12/31/97        Life           Life          Options       at 12/31/97        Options
-----------    ------------    -----------   ------------   -------------    ------------    -------------

   $ 7.50          141           10 years      9.5 years       $ 7.50              0               N/A
   $11.00           10           10 years      9.8 years       $11.00              0               N/A


(9)      COMMITMENTS

         The Company leases its offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2005. Total rental expense for the years ended December 31, 1997, 1996 and 1995 was $442, $422 and $388,
         respectively. The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 1997, are as follows:

                            1998                       $ 399
                            1999                       $ 370
                            2000                       $ 311
                            2001                       $ 281
                            2002                       $ 262
                            Thereafter                 $ 223


(10)     INCOME TAXES

         As discussed in Notes 2 and 3, prior to the Offering the Company had elected S corporation status for Federal and state of New Jersey tax purposes, and therefore, was not directly subject to Federal and certain New Jersey income taxes. Immediately prior to the Offering, the Company
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


         terminated its status as an S corporation and is now subject to Federal and additional state income taxes. In addition, the Company is taxed in foreign countries and for activity in certain states. For Federal, state and foreign jurisdictions in which the Company is subject to taxation, the temporary differences that give rise to deferred tax assets and liabilities were not significant at December 31, 1996 and 1995. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $1,287 at December 31, 1997. The estimated tax effect of distributing such earnings, net of estimated foreign tax credits, is not anticipated to be material to the Company's consolidated financial statements.


         Earnings before income taxes were as follows:


                                                                       Years Ended December 31,
                                                         -----------------------------------------------------
                                                            1997                 1996                 1995
                                                         -----------          -----------          -----------

               Domestic                                      $ 5,348              $ 3,979              $ 2,651
               Foreign                                         1,099                1,738                1,419
                                                         -----------          -----------          -----------

                                                             $ 6,447              $ 5,717              $ 4,070
                                                         ===========          ===========          ===========



         Income tax expense was as follows:


                                                                       Years Ended December 31,
                                                         -----------------------------------------------------
                                                            1997                 1996                 1995
                                                         -----------          -----------          -----------
         Current:
               Domestic - Federal                            $ 1,362           $        -          $         -
               Domestic - state                                  303                  126                   82
               Foreign                                           590                  732                  555
                                                         -----------          -----------          -----------
                                                               2,255                  858                  637
                                                         -----------          -----------          -----------
         Deferred:
               Domestic - Federal                               (147)                   -                    -
               Domestic - state                                  (18)                   -                    -
                                                         -----------          -----------          -----------
                                                                (165)                   -                    -
                                                         -----------          -----------          -----------

         Income tax expense                                  $ 2,090              $   858             $    637
                                                         ===========          ===========          ===========


         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1997:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)



                                                                          1997
                                                                        --------
         Deferred Tax Assets:
              Accrued vacation pay                                       $   69
              Allowance for doubtful accounts                                47
              Inventories (principally due to obsolescence reserve)          42
              Accrued warranty                                                9
              Excess foreign tax credit carryforward                         17
              Other                                                           5
                                                                       --------
                                                                            189
              Valuation allowance                                           (17)
                                                                       --------
                  Deferred tax assets                                       172
                                                                       --------

         Deferred Tax Liabilities:
              Accrued royalty income                                         (7)
                                                                       --------

         Net deferred tax asset                                           $ 165
                                                                       ========


         Based on the Company's history of prior operating earnings, and its expectation of the future, management believes that taxable income will more likely than not be sufficient to realize the net deferred tax assets of $165 at December 31, 1997. A valuation allowance of $17 was established in 1997 to offset the foreign tax credit carryforward, the realization of which is dependent on sufficient foreign source income. Deferred tax liabilities have not been recognized on the undistributed earnings of the foreign subsidiaries because it is management's intention to reinvest such undistributed earnings outside the U.S.

         An analysis of the effective tax rate on earnings and a reconciliation from the expected statutory rate are as follows:


                                                                          Years Ended December 31,
                                                            ----------------------------------------------------
                                                               1997                1996                 1995
                                                            -----------         -----------          -----------

         Expected income tax provision at U.S.
             statutory rate                                      $2,192              $1,944               $1,384
         State taxes, net of Federal benefit                        188                 134                   81
         Increase (decrease) in tax from:
              Non-deductible goodwill                                17                   -                    -
              Foreign income tax rate differences                   219                 133                   73
              S corporation earnings not subject to federal
                   taxation                                        (549)             (1,353)                (901)
              Other                                                  23                   -                    -
                                                            -----------         -----------          -----------

         Income tax expense                                   $   2,090           $     858           $      637
                                                            ===========         ===========          ===========

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)


(11)     EMPLOYEE BENEFIT PLANS

         In 1996, the Company instituted a defined contribution 401(k) plan for its employees who work in the U.S. All permanent employees of the parent company who are at least 18 years of age and have completed six months of service with the Company are eligible to participate in the plan. Under the plan, the Company matches employee contributions dollar for dollar up to 10% of the employee's annual compensation up to $5. In addition, the Company may match employee contributions dollar for dollar for amounts exceeding 10% up to 15% of the employee's annual compensation to a maximum of $5. Employer contributions vest over a six-year period. The Company contributed $129 and $71 to the plan for the years ended December 31, 1997 and 1996, respectively.

         The Company sponsors a noncontributory pension plan for an employee of its U.K. subsidiary. The Company has no other defined contribution or defined benefit plans.


(12)     ACCRUED EXPENSES

         Accrued expenses consists of the following:


                                                       December 31,
                                              -------------------------------
                                                 1997                1996
                                              -----------         -----------
              Accrued commissions                 $285                $203
              Customer deposits                    200                  73
              Accrued vacation                     181                 101
              Accrued wages                         81                  59
              Accrued professional fees             68                  48
              Accrued shareholder relations         50                 --
              Accrued warranty                      25                  25
              Accrued other                         65                  86
                                                  ----                ----

                                                  $955                $595
                                                  ====                ====


(13)     RELATED PARTY TRANSACTIONS

         The Company paid consulting fees to one individual who is a member of the Board of Directors of the parent company which totaled $17 during the year ended December 31, 1997. There were no consulting fees paid to related parties during the years ended December 31, 1996 and 1995.

         The Company's foreign subsidiaries paid directors' fees to several individuals who are members of management of the parent company which totaled $177, $192 and $151 during the years ended December 31, 1997, 1996 and 1995, respectively.

         At December 31, 1997, there was $75 of foreign directors' fees payable to members of management of the parent company. There were no amounts outstanding in prior years.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except for share data)



(14)     UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA


         The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 1997. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

         The Company's business is not seasonal, therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses either are related directly to sales activity and volume, or tend to be a function of personnel costs and the timing of expenses incurred throughout the year.


                                                                     Quarters Ended
                                               ----------------------------------------------------------
                                                 3/31/97         6/30/97         9/30/97        12/31/97         Total
                                               ----------      ----------      ----------      ----------     -----------

         Net revenues                          $    3,887      $    4,619      $    6,212      $    6,028      $   20,746
         Gross profit                               2,285           2,784           3,893           3,976          12,938
         Pro forma earnings before
              income taxes                          1,000           1,321           2,190           1,896           6,407
         Pro forma income taxes                       462             578             924             716           2,680
         Pro forma net earnings                       538             743           1,266           1,180           3,726
         Pro forma net earnings per share            $.13            $.18            $.21            $.20            $.74
         Pro forma weighted average
              shares outstanding - basic        4,091,034       4,331,034       5,911,034       5,911,034       5,068,349


                                                                     Quarters Ended
                                               ----------------------------------------------------------
                                                 3/31/96         6/30/96         9/30/96        12/31/96         Total
                                               ----------      ----------      ----------      ----------     -----------

         Net revenues                             $ 6,089         $ 5,043         $ 4,780         $ 2,670          $18,582
         Gross profit                               4,233           3,311           2,930           1,353           11,827
         Net earnings (loss)                        2,257           1,435           1,258            (304)           4,646

                              inTEST CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                        Balance                     Additions
                                           at             -----------------------------           Balance at
                                       Beginning                               Other                End of
                                       of Period           Expense          Deductions              Period
                                       ----------         ----------        -----------          ------------
Year Ended December 31, 1995
     Bad debt reserve                        $ 71             $    3              $  29                 $  45
     Inventory obsolescence reserve             -                232                232                     -
     Warranty reserve                           -                163                163                     -

Year Ended December 31, 1996
     Bad debt reserve                          45                 52                  1                    96
     Inventory obsolescence reserve             -                 56                 56                     -
     Warranty reserve                           -                196                171                    25

Year Ended December 31, 1997
     Bad debt reserve                          96                 61                 13                   144
     Inventory obsolescence reserve             -                178                 59                   119
     Warranty reserve                          25                147                147                    25