Form 10-Q
period 1998-03-31
INTEST CORP
filed 1998-05-15
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                ------------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998
                                           --------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ----------------

                   Commission File Number 0-22529
                                          -------

                           inTEST Corporation
------------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   22-2370659
---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S Employer Identification No.)
 incorporation or organization)

2 Pin Oak Lane, Cherry Hill, New Jersey                             08003
-----------------------------------------                     ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:     (609) 424-6886
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

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1998:
                           5,911,034

                         INTEST CORPORATION

                               INDEX


Part I.  Financial Information
                                                                          Page
                                                                          ----
         Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 1998 (unaudited)
            and December 31, 1997                                          1

            Consolidated Statements of Earnings (unaudited) for the
            three months ended March 31, 1998 and 1997                     2

            Consolidated Statement of Stockholders' Equity (unaudited)
            for the three months ended March 31, 1998                      3

            Consolidated Statements of Cash Flows (unaudited) for the
            three months ended March 31, 1998 and 1997                     4

            Notes to Consolidated Financial Statements (unaudited)       5 -10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11-15

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                             15


Part II. Other Information

         Item 1.  Legal Proceedings                                        16

         Item 2.  Changes in Securities and Use of Proceeds              16-17

         Item 3.  Defaults Upon Senior Securities                          17

         Item 4.  Submission of Matters to a Vote of Securities Holders    17

         Item 5.  Other Information                                        17

         Item 6.  Exhibits and Reports on Form 8-K                         18
                      inTEST CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                        March 31,       Dec. 31,
                                                                           1998           1997
                                                                        ---------      ---------
                                                                       (Unaudited)     (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $12,513        $12,035
  Trade accounts and notes receivable, net of allowance for doubtful
    accounts of $144 at March 31, 1998 and December 31, 1997               4,007          4,058
  Inventories                                                              1,830          1,649
  Other current assets                                                       408            301
                                                                         -------        -------
     Total current assets                                                 18,758         18,043
                                                                         -------        -------
Property and equipment:
  Machinery and equipment                                                  1,152          1,129
  Leasehold improvements                                                     183            179
                                                                         -------        -------
                                                                           1,335          1,308
  Less: accumulated depreciation                                            (873)          (831)
                                                                         -------        -------
     Net property and equipment                                              462            477
                                                                         -------        -------
Other assets                                                                 142            136
Goodwill                                                                   1,267          1,289
                                                                         -------        -------
     Total assets                                                        $20,629        $19,945
                                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 1,173        $ 1,142
  Accrued expenses                                                           913            955
  Domestic and foreign income taxes payable                                  874          1,291
                                                                         -------        -------
     Total current liabilities                                             2,960          3,388
                                                                         -------        -------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                           -              -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     5,911,034 shares issued and outstanding at March 31, 1998
     and December 31, 1997                                                    59             59
  Additional paid-in capital                                              13,981         13,981
  Retained earnings                                                        3,797          2,643
  Accumulated other comprehensive expense                                   (168)          (126)
                                                                         -------        -------
     Total stockholders' equity                                           17,669         16,557
                                                                         -------        -------
     Total liabilities and stockholders' equity                          $20,629        $19,945
                                                                         =======        =======

          See accompanying Notes to Consolidated Financial Statements.

                     inTEST CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands, except share data)

                                                                       Three Months Ended
                                                                      --------------------
                                                                      March 31,   March 31,
                                                                        1998        1997
                                                                      --------    --------
Revenues                                                              $ 5,626     $ 3,887
Cost of revenues                                                        2,200       1,602
                                                                      -------     -------
      Gross profit                                                      3,426       2,285
                                                                      -------     -------
Operating expenses:
   Selling expense                                                        741         493
   Research and development expense                                       421         374
   General and administrative expense                                     594         411
                                                                      -------     -------
      Total operating expenses                                          1,756       1,278
                                                                      -------     -------
Operating income                                                        1,670       1,007
                                                                      -------     -------
Other income (expense):
   Interest income                                                        127          29
   Interest expense                                                        (1)         (4)
   Other                                                                   26         (10)
                                                                      -------     -------
      Total other income                                                  152          15
                                                                      -------     -------
Earnings before income taxes and minority interest                      1,822       1,022
                                                                      -------     -------
Provision for income taxes:
   Domestic                                                               524          21
   Foreign                                                                144         146
                                                                      -------     -------
      Income tax expense                                                  668         167
                                                                      -------     -------
Earnings before minority interest                                       1,154         855
Minority interest                                                           -         (11)
                                                                      -------     -------
      Net earnings                                                    $ 1,154     $   844
                                                                      =======     =======
Net earnings per common share - basic                                   $0.20       $0.13

Pro forma weighted average common shares outstanding - basic        5,911,034   4,091,034

Net earnings per common share - diluted                                 $0.19       $0.13

Pro forma weighted average common and common
    equivalent shares outstanding - diluted                         5,924,949   4,091,034


         See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998

                      (In thousands, except share data)

               (Unaudited except Balance, December 31, 1997)


                                                                        Foreign
                                 Common Stock   Additional              Currency      Total
                              -----------------   Paid-In   Retained  Translation  Stockholders'
                               Shares    Amount   Capital   Earnings   Adjustment     Equity
                              ---------  ------ ----------  --------  ------------ -------------

Balance, December 31, 1997    5,911,034   $ 59    $13,981    $ 2,643      $(126)      $16,557

Net earnings                          -      -          -      1,154          -         1,154

Accumulated other comprehensive
 expense                             -      -          -          -        (42)          (42)
                              ---------   ----    -------    -------      -----       -------


Balance, March 31, 1998       5,911,034   $ 59    $13,981    $ 3,797      $(168)      $17,669
                              =========   ====    =======    =======      =====       =======

         See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               1998         1997
                                                             -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                               $ 1,154      $   844
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                 64           41
    Foreign exchange (gain)loss                                   22           (3)
    Minority interest                                              -           11
    Changes in assets and liabilities:
      Accounts and notes receivable                               19         (642)
      Inventories                                               (187)          97
      Other current assets                                      (116)        (123)
      Accounts payable                                            15          307
      Domestic and foreign income taxes payable                 (409)         (72)
      Accrued expenses                                           (42)        (129)
                                                             -------      -------
  Total adjustments                                             (634)        (513)
                                                             -------      -------
Net cash provided by operating activities                        520          331
                                                             -------      -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of property and equipment                             (27)          (5)
  Other assets                                                    (7)           -
                                                             -------      -------
Net cash used in investing activities                            (34)          (5)
                                                             -------      -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Dividends paid                                                   -       (1,001)
  Principal debt payment                                           -           (8)
                                                             -------      -------
Net cash used in financing activities                              -       (1,009)
                                                             -------      -------
Effects of exchange rates on cash                                 (8)         (26)
                                                             -------      -------
Net cash provided by (used in) all activities                    478         (709)

Cash at beginning of period                                   12,035        3,692
                                                             -------      -------

Cash at end of period                                        $12,513      $ 2,983
                                                             =======      =======

         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited)

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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be
                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Interim Financial Reporting (Continued)
     ---------------------------

     read in conjunction with the consolidated financial statements and and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     Basis of Presentation
     ---------------------

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

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     Net Earnings Per Common Share
     -----------------------------

     Net earnings per common share is computed in accordance with the Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common share equivalents include stock options using the treasury stock method.

     As discussed in Note 3, pro forma earnings per share information for the quarter ended March 31, 1997 includes certain adjustments to reflect results as if the Company had been taxed as a C corporation for the quarter and as if the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred January 1, 1997.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     New Accounting Pronouncements
     -----------------------------

     In June 1997, the FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company plans to adopt this Statement for the year ended December 31, 1998, as required. The adoption of this Statement will not affect results from operations, financial condition or long-term liquidity.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements (Continued)
     -----------------------------

     In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal
     Use. This Statement requires that certain costs related to the development or purchase of internal software be capitalized and amortized over the estimated useful life of the software. This Statement also requires that costs related to the preliminary project stage and the post implementation/operation stage of an internal use computer software development project be expensed as incurred. The Company plans to adopt this Statement for the year ended December 31, 1999, as required. The adoption of this Statement is not expected to have a material affect on the results of operations, financial condition or long-term liquidity.


(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION

     The Company terminated its status as an S corporation just prior to the closing of the Offering, described in Note 1, and is subject to Federal and additional state income taxes for periods after such termination.

     Accordingly, for informational purposes, the following pro forma information for the three months ended March 31, 1998 and 1997, respectively, is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The results of operations for the three months ended March 31, 1998 do not require pro forma adjustment because the Company was a C corporation throughout such period. The difference between the Federal statutory income tax rate and the pro forma income tax rate are as follows:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)



(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)


                                                    3 Months    3 Months
                                                     Ended        Ended
                                                    March 31,   March 31,
                                                      1998        1997
                                                    ---------   ---------
       Federal statutory tax rate                      34%         34%
       State income taxes, net of Federal benefit       2           3
       Foreign income taxes                             8           7
       Non-deductible goodwill amortization             1           1
       Tax exempt interest income                      (2)          -
       Undistributed earnings of foreign

         subsidiaries permanently reinvested           (6)          -
       Other                                            -           1
                                                       --          --
       Pro forma income tax rate                       37%         46%

                                                    3 Months    3 Months
                                                     Ended        Ended
                                                    March 31,   March 31,
                                                      1998        1997
                                                    ---------   ---------
       Pro forma earnings before income taxes        $1,822      $1,000
       Pro forma income taxes                           668         462
       Pro forma net earnings                         1,154         538
       Pro forma net earnings per common share -
         basic                                       $ 0.20      $ 0.13
       Pro forma weighted average common shares
         outstanding - basic                      5,911,034   4,091,034
       Pro forma net earnings per common share -
         diluted                                     $ 0.19      $ 0.13
       Pro forma weighted average common and
         common stock equivalent shares
         outstanding - diluted                    5,924,949   4,091,034

     In addition, the pro forma results for the three months ended March 31, 1997 also reflect goodwill amortization resulting from the acquisition of minority interests in foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

     Pro forma net earnings per common share - basic was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common stock outstanding during the period calculated as if the Exchange had occurred on January 1, 1997.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)

     Pro forma net earnings per common share - diluted was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common and common stock equivalent shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1997.



(4)  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                                  Three Months Ended
                                                 --------------------
                                                 3/31/98      3/31/97
                                                 -------      -------
     Net income                                  $ 1,154      $   844

     Other comprehensive expense, net of tax:
       Foreign currency translation adjustment       (42)         (61)
                                                 -------      -------
                                                 $ 1,112      $   783
                                                 =======      =======


                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

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


     During the nine quarters ended March 31, 1998 the demand for ATE by the semiconductor industry has exhibited a high degree of cyclicality. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment. As a result, orders for and sales of the Company's products experienced sequential quarterly declines throughout most of 1996. The beginning of 1997 marked a turnaround in the semiconductor industry which was evidenced by a renewal in demand for ATE and related equipment. This resulted in sequential quarterly increases in orders for and sales of the Company's products throughout most of 1997. During the first quarter of 1998, orders for and sales of the Company's products began to decline as compared to the fourth quarter of 1997. The Company believes that demand for and sales of its products may continue to decline during the next several quarters as the industry experiences reduced demand for ATE similar to that experienced during 1996. This cyclicality is reflected in the Company's backlog, which was $4.3 million at March 31, 1996, $2.3 million at March 31, 1997 and $4.5 million at March 31, 1998.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997:

     Revenues. Revenues were $5.6 million for the quarter ended March 31, 1998 compared to $3.9 million for the same period in 1997, an increase of $1.7 million or 45%. The increase in revenue over the comparable prior period reflects the aforementioned cyclical trends which is typical of the ATE industry and, particularly, the lower demand for ATE and related products in the three months ended March 31, 1997 as the cycle of ATE demand began to turn and increase as compared with the higher, albeit decreasing, demand for ATE and related products in the three months ended March 31, 1998.

     Gross Margin. Gross margin increased to 61% for the quarter ended March 31, 1998 compared to 59% for the comparable period in 1997. The improvement in gross margin was the result of lower incremental material costs due to increased purchasing volume and by the improved absorption of fixed costs over the higher revenue base.

     Selling Expense. Selling expense was $741,000 for the quarter ended March 31, 1998 compared to $493,000 for the same period in 1997, an increase of $248,000 or 50%. The majority of the increase was attributable to a significant increase in commission expense resulting from a higher level of commissioned sales to semiconductor manufacturers in 1998 over the comparable prior period. The increase in selling expense also reflects an increase in warranty and travel expenses over the same period in 1997.

     Research and Development Expense. Research and development expense was $421,000 for the quarter ended March 31, 1998 compared to $374,000 for the same period in 1997, an increase of $47,000 or 13%. The increase was primarily due to increases in engineering and technical staff, and, to a lesser extent, to increased levels of spending on research and development materials in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $594,000 for the quarter ended March 31, 1998 compared to $411,000 for the same period in 1997, an increase of $183,000 or 44%. The increase was primarily attributable to the additional costs associated with professional fees, shareholder and investor relations and increased expenditures for outside directors' fees incurred as a public company. Other factors contributing to the increase in 1998 were the amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the Offering and salary increases of administrative staff.

     Income Tax Expense. Income tax expense increased to $668,000 for the quarter ended March 31, 1998 from $167,000 for the comparable period in 1997, an increase of $501,000. The Company's effective tax rate was 37% for the first quarter of 1998 compared to 16% for the same period in 1997. The significant increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation prior to the Offering.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
-------------------------------

     The Company realized net cash proceeds of $11.7 million (after payment of direct expenses of the Offering) from the sale of 1.82 million newly issued shares in the Offering in June 1997. The proceeds from the Offering are expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business.


     Net cash provided from operations for the quarter ended March 31, 1998 was $520,000. Accounts receivable decreased $19,000 from December 31, 1997 to March 31, 1998 due to lower sales levels in the first quarter of 1998 compared to the fourth quarter of 1997. Inventories increased $187,000 as the Company's domestic operations purchased materials to be utilized for product shipments in future periods. Other current assets increased $116,000, primarily as a result of increases in prepaid expenses. Accounts payable increased $15,000 due to the aforementioned increases in the Company's inventories. Accrued expenses decreased $42,000 primarily as a result of the timing of payments of previously accrued expenses. Domestic and foreign income taxes payable increased $409,000 primarily as a result of the accrual of Federal income tax on earnings.

     Purchases of property and equipment and other assets were $34,000 for the quarter ended March 31, 1998. The Company plans to spend approximately $500,000 during 1998 to renovate and expand its UK manufacturing facility and to purchase a coordinate measuring machine for this facility.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection, and enforce its patent rights, for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators and related ATE interface products.

International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 28% and 37% of consolidated revenues for the quarters ended March 31, 1998 and 1997, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

     Revenues denominated in foreign currencies were 22% and 34% of consolidated revenues for the quarters ended March 31, 1998 and 1997, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to foreign operations. Revenues denominated in currencies other than U. S. dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

    The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 22% and 29% for the quarters ended March 31, 1998 and 1997, respectively. Countries in the Asia Pacific region, including Japan, have recently experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

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

              The amount of expenses incurred for the Company's account in connection with the Offering are as follows:

              Underwriting discounts and commissions:            $1,023,750
              Finders' fees:                                           None
              Expenses paid to or for the Underwriters:              16,650
              Other expenses:                                       954,758
                                                                 ----------
              Total expenses:                                    $1,995,158
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

                              inTEST CORPORATION

     Item 2.  Changes in Securities and Use of Proceeds (Continued)

              Construction of plant, building and facilities     $         -
              Purchase and installation of machinery
                and equipment                                         64,686
              Purchase of real estate                                      -
              Acquisition of other business                                -
              Repayment of indebtedness                              173,266
              Working capital                                        599,725
              Temporary investments, including cash &
                cash equivalents                                  10,216,400
              Other purposes (for which at least $100,000
                has been used), including:
                   Payment of final S corporation distribution       600,765
                                                                 -----------
                                                                 $11,654,842
                                                                 ===========

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


     Item 3.  Defaults Upon Senior Securities
              None

     Item 4.  Submission of Matters to a Vote of Securities Holders
              None

     Item 5.  Other Information
              None
                              inTEST CORPORATION

     Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  3.1 Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated by reference.

                  3.2 By-Laws: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated by reference.

                  10.9 Amended and Restated 1997 Stock Plan: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-8, File No. 333-44059, and incorporated by reference.

                  27    Financial Data Schedule

              (b) Reports on Form 8-K

                  None

                            Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        inTEST Corporation



Date:     May 15, 1998                  /s/ Alyn R. Holt
       ---------------------            -------------------------------------
                                        Alyn R. Holt
                                        Chairman and Chief Executive Officer



Date:     May 15, 1998                  /s/ Hugh T. Regan, Jr.
       ---------------------            -------------------------------------
                                        Hugh T. Regan, Jr.
                                        Treasurer and Chief Financial Officer

                         Index to Exhibits


Item 6.   Exhibits and Reports on Form 8-K


          27   Financial Data Schedule