Form 10-Q
period 1998-06-30
INTEST CORP
filed 1998-08-13
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                ------------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998
                                           --------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of June 30,
1998:
                           5,911,034

                         INTEST CORPORATION

                               INDEX


Part I.  Financial Information
                                                                          Page
                                                                          ----
         Item 1.  Financial Statements

            Consolidated Balance Sheets as of June 30, 1998 (unaudited)
            and December 31, 1997                                          1

            Consolidated Statements of Earnings (unaudited) for the
            three months and six months ended June 30, 1998 and 1997       2

            Consolidated Statement of Stockholders' Equity (unaudited)
            for the six months ended June 30, 1998                         3

            Consolidated Statements of Cash Flows (unaudited) for the
            six months ended June 30, 1998 and 1997                        4

            Notes to Consolidated Financial Statements (unaudited)       5 -11

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    12-18

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              18


Part II. Other Information

         Item 1.  Legal Proceedings                                        19

         Item 2.  Changes in Securities and Use of Proceeds              19-20

         Item 3.  Defaults Upon Senior Securities                          20

         Item 4.  Submission of Matters to a Vote of Securities Holders  21-22

         Item 5.  Other Information                                        22

         Item 6.  Exhibits and Reports on Form 8-K                         22
                        inTEST CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                                         June 30,       Dec. 31,
                                                                           1998           1997
                                                                        ---------      ---------
                                                                       (Unaudited)     (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $13,215        $12,035
  Trade accounts and notes receivable, net of allowance for doubtful
    accounts of $143 at June 30, 1998 and $144 at December 31, 1997        3,329          4,058
  Inventories                                                              1,645          1,649
  Other current assets                                                       474            301
                                                                         -------        -------
     Total current assets                                                 18,663         18,043
                                                                         -------        -------
Property and equipment:
  Machinery and equipment                                                  1,208          1,129
  Leasehold improvements                                                     185            179
                                                                         -------        -------
                                                                           1,393          1,308
  Less: accumulated depreciation                                            (921)          (831)
                                                                         -------        -------
     Net property and equipment                                              472            477
                                                                         -------        -------
Other assets                                                                 139            136
Goodwill                                                                   1,245          1,289
                                                                         -------        -------
     Total assets                                                        $20,519        $19,945
                                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 1,054        $ 1,142
  Accrued expenses                                                           648            955
  Domestic and foreign income taxes payable                                  259          1,291
                                                                         -------        -------
     Total current liabilities                                             1,961          3,388
                                                                         -------        -------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                           -              -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     5,911,034 shares issued and outstanding at June 30, 1998
     and December 31, 1997                                                    59             59
  Additional paid-in capital                                              13,981         13,981
  Retained earnings                                                        4,705          2,643
  Accumulated other comprehensive expense                                   (187)          (126)
                                                                         -------        -------
     Total stockholders' equity                                           18,558         16,557
                                                                         -------        -------
     Total liabilities and stockholders' equity                          $20,519        $19,945
                                                                         =======        =======

           See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)

                                             Three Months Ended         Six Months Ended
                                            --------------------      --------------------
                                            June 30,    June 30,      June 30,    June 30,
                                              1998        1997          1998        1997
                                            --------    --------      --------    --------
Revenues                                    $ 5,163     $ 4,619       $10,789     $ 8,507
Cost of revenues                              2,134       1,835         4,334       3,438
                                            -------     -------       -------     -------
      Gross profit                            3,029       2,784         6,455       5,069
                                            -------     -------       -------     -------
Operating expenses:
   Selling expense                              678         600         1,419       1,093
   Research and development expense             434         401           855         775
   General and administrative expense           582         489         1,176         901
                                            -------     -------       -------     -------
      Total operating expenses                1,694       1,490         3,450       2,769
                                            -------     -------       -------     -------
Operating income                              1,335       1,294         3,005       2,300
                                            -------     -------       -------     -------
Other income (expense):
   Interest income                              138          37           266          67
   Interest expense                              (1)         (4)           (2)         (8)
   Other                                        (14)         12            11           2
                                            -------     -------       -------     -------
      Total other income                        123          45           275          61
                                            -------     -------       -------     -------
Earnings before income taxes and
 minority interest                            1,458       1,339         3,280       2,361
                                            -------     -------       -------     -------
Provision for income taxes:
   Domestic                                     377         124           900         145
   Foreign                                      173         158           318         304
                                            -------     -------       -------     -------
      Income tax expense                        550         282         1,218         449
                                            -------     -------       -------     -------
Earnings before minority interest               908       1,057         2,062       1,912
Minority interest                                 -         (15)            -         (25)
                                            -------     -------       -------     -------
      Net earnings                          $   908     $ 1,042       $ 2,062     $ 1,887
                                            =======     =======       =======     =======
Net earnings per common share - basic         $0.15       $0.26         $0.35       $0.48

Weighted average common shares
 outstanding - basic                      5,911,034   4,070,210     5,911,034   3,931,173

Net earnings per common share - diluted       $0.15       $0.26         $0.35       $0.48

Weighted average common and common
 equivalent shares outstanding-diluted    5,918,809   4,071,418     5,921,862   3,931,780


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998

                      (In thousands, except share data)

                (Unaudited except Balance, December 31, 1997)


                                                                        Foreign
                                 Common Stock   Additional              Currency      Total
                              -----------------   Paid-In   Retained  Translation  Stockholders'
                               Shares    Amount   Capital   Earnings   Adjustment     Equity
                              ---------  ------ ----------  --------  ------------ -------------

Balance, December 31, 1997    5,911,034   $ 59    $13,981    $ 2,643      $(126)      $16,557

Net earnings                          -      -          -      2,062          -         2,062

Accumulated other comprehensive
  expense                             -      -          -          -        (61)          (61)
                              ---------   ----    -------    -------      -----       -------


Balance, June 30, 1998        5,911,034   $ 59    $13,981    $ 4,705      $(187)      $18,558
                              =========   ====    =======    =======      =====       =======



          See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       --------------------
                                                                         1998         1997
                                                                       -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 2,062      $ 1,887
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                          133           72
    Foreign exchange (gain)loss                                             (3)           5
    Minority interest                                                        -           25
    Changes in assets and liabilities:
      Accounts and notes receivable                                        699       (1,514)
      Inventories                                                           (6)         (91)
      Other current assets                                                (192)        (232)
      Accounts payable                                                     (63)         885
      Dividends payable                                                      -         (973)
      S corporation distribution payable                                     -          886
      Domestic and foreign income taxes payable                         (1,016)          34
      Accrued expenses                                                    (310)         314
                                                                       -------      -------
  Total adjustments                                                       (758)        (589)
                                                                       -------      -------
Net cash provided by operating activities                                1,304        1,298
                                                                       -------      -------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                       (85)         (18)
  Other assets                                                             (11)         (34)
                                                                       -------      -------
Net cash used in investing activities                                      (96)         (52)
                                                                       -------      -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Dividends paid                                                             -       (5,523)
  Principal debt payment                                                     -          (19)
  Net proceeds from public offering                                          -       11,639
                                                                       -------      -------
Net cash provided by (used in) financing activities                          -        6,097
                                                                       -------      -------
Effects of exchange rates on cash                                          (28)         (35)
                                                                       -------      -------
Net cash provided by all activities                                      1,180        7,308

Cash at beginning of period                                             12,035        3,692
                                                                       -------      -------

Cash at end of period                                                  $13,215      $11,000
                                                                       =======      =======

         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of June 30, 1998 and for the three months
        and six months ended June 30, 1998 and 1997 is unaudited)

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

     As discussed in Note 3, pro forma earnings per share information for the quarter and six months ended June 30, 1997 includes certain adjustments to reflect results as if the Company had been taxed as a C corporation for the period and as if the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred January 1, 1997.

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

     Foreign Currency
     ----------------

     The accounts of the foreign subsidiaries are translated in accordance with the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as accumulated other comprehensive expense in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.

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

     Accordingly, for informational purposes, the following pro forma information for the three and six months ended June 30, 1998 and 1997, respectively, is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The results of operations for the three months and six months ended June 30, 1998 do not require pro forma adjustment because the Company was a C corporation throughout such period. The difference between the Federal statutory income tax rate and the pro forma income tax rate are as follows:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)

(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)

                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
                                                ---------   ---------   ---------   ---------
     Federal statutory tax rate                    34%         34%         34%         34%
     State income taxes, net of Federal
      benefit                                       2           3           2           3
     Foreign income taxes                          12           7          10           9
     Non-deductible goodwill amortization           1           1           1           1
     Tax exempt interest income                    (1)          -          (2)          -
     Undistributed earnings of foreign
      subsidiaries permanently reinvested         (10)          -          (8)          -
     Other                                          -          (1)          -          (2)
                                                   --          --          --          --
     Pro forma income tax rate                     38%         44%         37%         45%


                                                 Three Months Ended       Six Months Ended
                                                       June 30,               June 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
                                                ---------   ---------   ---------   ---------

     Pro forma earnings before income taxes        $1,458      $1,321      $3,280      $2,321
     Pro forma income taxes                           550         578       1,218       1,040
     Pro forma net earnings                           908         743       2,062       1,281
     Pro forma net earnings per common
      share-basic                                  $ 0.15      $ 0.17      $ 0.35      $ 0.30
     Pro forma weighted average common shares
      outstanding - basic                       5,911,034   4,331,034   5,911,034   4,211,697
     Pro forma net earnings per common share
      - diluted                                    $ 0.15      $ 0.17      $ 0.35      $ 0.30
     Pro forma weighted average common and
      common stock equivalent shares
      outstanding - diluted                     5,918,809   4,332,242   5,921,862   4,212,305


     In addition, the pro forma results for the three months and six months ended June 30, 1997 also reflect goodwill amortization resulting from the acquisition of minority interests in foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

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


(4)  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                     Three Months Ended     Six Months Ended
                                     ------------------    -----------------
                                     6/30/98    6/30/97    6/30/98   6/30/97
                                     -------    -------    -------   -------
     Net income                      $   908    $ 1,042    $ 2,062   $ 1,887
     Other comprehensive expense,
      net of tax:
       Foreign currency translation
        adjustment                       (19)        51        (61)      (10)
                                     -------    -------    -------   -------
                                     $   889    $ 1,093    $ 2,001   $ 1,877
                                     =======    =======    =======   =======


                    inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)

(5)  SUBSEQUENT EVENT

     On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). The purchase price was paid by delivery to Douglas W. Smith, the sole shareholder of TestDesign (the "Seller"), of $4.4 million in cash and 625,000 shares of the Company's Common Stock (subject to certain adjustments). The consideration paid for the Acquisition was determined in negotiations between the Company's management and the former TestDesign shareholder based upon the current value of TestDesign and the Company's Common Stock. The Company funded the cash portion of the purchase price from its cash on hand.

     Prior to the acquisition, there was no material relationship between the Seller and the Company. In connection with the Acquisition, the Seller was elected to the Board of Directors and appointed as Executive Vice President and Chief Operating Officer of the Company.

     TestDesign is engaged in the design and manufacture of wafer test interfaces used by the semiconductor industry.

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

     During the ten quarters ended June 30, 1998, the demand for ATE by the semiconductor industry exhibited a high degree of cyclicality. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment. As a result, orders for and sales of the Company's products
experienced sequential quarterly declines throughout most of 1996.   The
beginning of 1997 marked a turnaround in the semiconductor industry which was evidenced by a renewal in demand for ATE and related equipment. This resulted in sequential quarterly increases in orders for and sales of the Company's products throughout most of 1997. During the first half of 1998, orders for and sales of the Company's products began to decline as compared to the second half of 1997. The Company believes that demand for and sales of its products may continue to decline during the next several quarters as the industry experiences reduced demand for ATE similar to that experienced during 1996. This cyclicality is reflected in the Company's backlog, which was $1.8 million at December 31, 1996, $6.2 million at December 31, 1997 and $4.1 million at June 30, 1998.

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


Results of Operations
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997:

     Revenues. Revenues were $5.2 million for the quarter ended June 30, 1998 compared to $4.6 million for the same period in 1997, an increase of $544,000 or 12%. The increase in revenue over the comparable prior period reflects the aforementioned cyclical trends which is typical of the ATE industry and, particulary, the lower demand for ATE and related products in the three months ended June 30, 1997 as the cycle of ATE demand was increasing as compared with the higher, albeit decreasing, demand for ATE and related products in the three months ended June 30, 1998.

     Gross Margin. Gross margin declined to 59% for the quarter ended June 30, 1998 compared to 60% for the comparable period in 1997. The reduction in gross margin was primarily the result of an $50,000 increase in the reserve for obsolete inventory made by the Company during the quarter ended June 30, 1998 in response to both the reduced demand for ATE generally and recent technological changes in the ATE industry which could make a portion of the Company's current inventory obsolete.

     Selling Expense.  Selling expense was $678,000 for the quarter ended
June 30, 1998 compared to $600,000 for the same period in 1997, an increase of $78,000 or 13%. The majority of the increase was attributable to a significant increase in commission expense resulting from a higher level of commissioned sales to semiconductor manufacturers in 1998 over the comparable prior period.

                    inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Research and Development Expense. Research and development expense was $434,000 for the quarter ended June 30, 1998 compared to $401,000 for the same period in 1997, an increase of $33,000 or 8%. The increase was primarily due to increases in engineering and technical staff, and, to a lesser extent, to increased levels of spending on research and development materials and travel expenses in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $582,000 for the quarter ended June 30, 1998 compared to $489,000 for the same period in 1997, an increase of $93,000 or 19%. The increase was primarily attributable to the additional costs associated with professional fees, shareholder and investor relations and increased expenditures for outside directors' fees incurred as a public company. Other factors contributing to the increase in 1998 were the amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the Offering, salary increases of administrative staff and higher levels of travel expenses.

     Income Tax Expense. Income tax expense increased to $550,000 for the quarter ended June 30, 1998 from $282,000 for the comparable period in 1997, an increase of $268,000. The Company's effective tax rate was 38% for the second quarter of 1998 compared to 21% for the same period in 1997. The significant increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation prior to the Offering. The increase was offset by a reduction in the percentage of earnings before income taxes and minority interest being attributable to the Company's Japanese subsidiary in 1998 compared to 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

     Revenues. Revenues were $10.8 million for the six months ended June 30, 1998 compared to $8.5 million for the same period in 1997, an increase of $2.3 million or 27%. The significant increase in revenue over the comparable prior period reflects the aforementioned cyclical trends typical of the ATE industry.

     Gross Margin. Gross margin remained constant at 60% for both the six month periods ended June 30, 1998 and 1997.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Selling Expense. Selling expense was $1.4 million for the six months ended June 30, 1998 compared to $1.1 million for the same period in 1997, an increase of $326,000 or 30%. The majority of the increase was attributable to a significant increase in commission expense resulting from a higher level of commissioned sales to semiconductor manufacturers in 1998 over the comparable prior period. The increase in selling expense also reflects an increase in warranty and travel expenses over the same period in 1997.

     Research and Development Expense. Research and development expense was $855,000 for the six months ended June 30, 1998 compared to $775,000 for the same period in 1997, an increase of $80,000 or 10%. The increase was primarily due to increases in engineering and technical staff, and to a lesser extent, to increased levels of spending on research and development materials in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $1.2 million for the six months ended June 30, 1998 compared to $901,000 for the same period in 1997, an increase of $275,000 or 31%. The increase was primarily attributable to the additional costs associated with professional fees, shareholder and investor relations and increased expenditures for outside directors' fees incurred as a public company. Other factors contributing to the increase in 1998 were the amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the Offering, salary increases of administrative staff and higher levels of travel expenses.

     Income Tax Expense. Income tax expense increased to $1.2 million for the six months ended June 30, 1998 from $449,000 for the comparable period in 1997, an increase of $769,000. The Company's effective tax rate was 37% for the first six months of 1998 compared to 19% for the same period in 1997. The significant increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation prior to the Offering.


Liquidity and Capital Resources
-------------------------------

     The Company realized net cash proceeds of $11.7 million (after payment of direct expenses of the Offering) from the sale of 1.82 million newly issued shares in the Offering in June 1997. The proceeds from the Offering are
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business. At June 30, 1998, the Company's cash and cash equivalents included $10,158,540 of temporary investments attributable to to such offering. Subsequent to the period covered by this report, the Company acquired TestDesign Corporation for $4.4 million cash and 625,000 shares of common stock. See Footnote 5 to the Financial Statements set forth in Item 1 of Part I of this report.

     Net cash provided from operations for the six months ended June 30, 1998 was $1.3 million. Accounts receivable decreased $699,000 from December 31, 1997 to June 30, 1998 due to lower sales levels in the first six months of 1998 compared to the last six months of 1997. The level of inventories remained relatively constant during the six month period. Other current assets increased $192,000, primarily as a result of increases in prepaid expenses. Accounts payable decreased $63,000 due to the aforementioned lower sales levels. Accrued expenses decreased $310,000 primarily as a result of the timing of payments of previously accrued expenses. Domestic and foreign income taxes payable decreased $1.0 million as a result of the payment of previously accrued of Federal, state and foreign income tax on earnings.

     Purchases of property and equipment and other assets were $85,000 for the six months ended June 30, 1998. The Company plans to spend approximately $500,000 during the remaining half of 1998 to renovate and expand its UK manufacturing facility and to purchase a coordinate measuring machine for this facility.

     Simultaneous with the Offering, the Company acquired the 21% minority interests in each of its three foreign subsidiaries in exchange for an aggregate of 300,443 shares of the Company's common stock. This acquisition, which was accounted for using the purchase method, created goodwill of approximately $1.3 million, which is being amortized over a period of 15 years.

     The Company believes that existing cash and cash equivalents, its $1.5 million line of credit and the anticipated net cash provided from operations will be sufficient to satisfy the Company's cash requirements (including those of it's new subsidiary) for the foreseeable future. However, additional acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company, as an S corporation, historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future.

     The Company's management believes, that to the best of its knowledge, its computer systems are currently Year 2000 compliant. The Company is currently evaluating the systems of its major suppliers for Year 2000 compliance.

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


International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 34% and 37% of consolidated revenues for the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

                    inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Revenues denominated in foreign currencies were 24% and 31% of consolidated revenues for the six months ended June 30, 1998 and 1997, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

     The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 26% and 30% for the six months ended June 30, 1998 and 1997, respectively. Countries in the Asia Pacific region, including Japan, have recently experienced economic instability resulting in
weaknesses in their currency, banking and equity markets.   Although the
current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


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

              The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $11,654,842. From the effective date of the Registration Statement through June 30, 1998 the net proceeds have been used for the following purposes:

                    inTEST CORPORATION

     Item 2.  Changes in Securities and Use of Proceeds (Continued)

              Construction of plant, building and facilities     $         -
              Purchase and installation of machinery
                and equipment                                        122,546
              Purchase of real estate                                      -
              Acquisition of other business                                -
              Repayment of indebtedness                              173,266
              Working capital                                        599,725
              Temporary investments, including cash &
                cash equivalents                                  10,158,540
              Other purposes (for which at least $100,000
                has been used), including:
                   Payment of final S corporation distribution       600,765
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

              Subsequent to the period covered by this report, the Company acquired TestDesign Corporation for $4.4 million cash and 625,000 shares of common stock. See Footnote 5 to the Financial Statements set forth in Item 1 of Part I of this report.


     Item 3.  Defaults Upon Senior Securities
              None
                    inTEST CORPORATION

     Item 4.  Submission of Matters to a Vote of Securities Holders

              The Annual Meeting of Shareholders of the Company was held on May 21, 1998 (the "Meeting"). Notice of the Meeting was mailed to shareholders of record on or about April 23, 1998, together with proxy solicitation materials prepared in accordance with
              Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

              The matters submitted to a vote of shareholders at the meeting were the following:

              1. The election of the members of the Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

              2. The ratification of the appointment by the Board of Directors of KPMG Peat Marwick LLP as the independent public accountants for the Company for the year ended December 31, 1998.

              There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each of the nominees for election to the Board of Directors were as follows:

                                                          Abstentions and
           Nominee                 For        Withheld    Broker Non-Votes
           -------              ---------     --------    ----------------
      Alyn R. Holt              5,643,869       3,350            0

      Robert E. Matthiessen     5,643,869       3,350            0

      Daniel J. Graham          5,643,869       3,350            0

      Richard O. Endres         5,643,869       3,350            0

      Stuart F. Daniels         5,642,969       4,250            0


                    inTEST CORPORATION

     Item 4.  Submission of Matters to a Vote of Securities Holders
              (Continued)

              The proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for the year ending December 31, 1998 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                 For        Against      Abstentions     Broker Non-Votes
              ---------     -------      -----------     ----------------
              5,610,446       -0-          36,773              -0-


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

                  27.1  Financial Data Schedule 6/30/98

                  27.2  Financial Date Schedule 6/30/97

              (b) Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter for which this report is filed. A report on Form 8-K was filed on August 5, 1998 reporting the acquisition of TestDesign Corporation by the Company.

                            Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        inTEST Corporation



Date:    August 13, 1998                /s/ Robert E. Matthiessen
       ---------------------            -------------------------------------
                                        Robert E. Matthiessen
                                        President and Chief Executive Officer


Date:    August 13, 1998                /s/ Hugh T. Regan, Jr.
       ---------------------            -------------------------------------
                                        Hugh T. Regan, Jr.
                                        Treasurer and Chief Financial Officer

                         Index to Exhibits


Item 6.   Exhibits and Reports on Form 8-K


          27.1  Financial Data Schedule
          27.2  Financial Data Schedule