Form 10-Q
period 1998-09-30
INTEST CORP
filed 1998-11-16
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                ------------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998
                                           ------------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1998:
                           6,536,034

                         INTEST CORPORATION

                               INDEX


Part I.  Financial Information
                                                                          Page
                                                                          ----
         Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 1998
            (unaudited) and December 31, 1997                              1

            Consolidated Statements of Earnings (unaudited) for the
            three months and nine months ended September 30, 1998
            and 1997                                                       2

            Consolidated Statement of Stockholders' Equity (unaudited)
            for the nine months ended September 30, 1998                   3

            Consolidated Statements of Cash Flows (unaudited) for the
            nine months ended September 30, 1998 and 1997                  4

            Notes to consolidated financial statements (unaudited)       5 -10

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   11 -19

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                             19


Part II. Other Information


         Item 1.  Legal Proceedings                                       20

         Item 2.  Changes in Securities and Use of Proceeds             20 -21

         Item 3.  Defaults Upon Senior Securities                         21

         Item 4.  Submission of Matters to a Vote of Securities
                     Holders                                              21

         Item 5.  Other information                                       21

         Item 6.  Exhibits and Reports on Form 8-K                        22
                               inTEST CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                        Sept. 30,       Dec. 31,
                                                                          1998            1997
                                                                        ---------      ---------
                                                                       (Unaudited)     (Audited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $ 8,551        $12,035
  Trade accounts and notes receivable, net of allowance for doubtful accounts of $197 at September 30, 1998 and $144 at December 31,
     1997                                                                  3,293          4,058
  Inventories                                                              2,631          1,649
  Prepaid income taxes                                                       352              -
  Other current assets                                                       629            301
                                                                         -------        -------
     Total current assets                                                 15,456         18,043
                                                                         -------        -------
Property and equipment:
  Machinery and equipment                                                  2,331          1,129
  Leasehold improvements                                                     218            179
                                                                         -------        -------
                                                                           2,549          1,308
  Less: accumulated depreciation                                          (1,745)          (831)
                                                                         -------        -------
     Net property and equipment                                              804            477
                                                                         -------        -------
Other assets                                                                 151            136
Goodwill                                                                   7,004          1,289
                                                                         -------        -------
     Total assets                                                        $23,415        $19,945
                                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 1,136        $ 1,142
  Accrued expenses                                                           803            955
  Domestic and foreign income taxes payable                                    -          1,291
                                                                         -------        -------
     Total current liabilities                                             1,939          3,388
                                                                         -------        -------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                           -              -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     6,536,034 shares issued and outstanding at September 30, 1998;
     5,911,034 shares issued and outstanding at December 31, 1997             65             59
  Additional paid-in capital                                              16,647         13,981
  Retained earnings                                                        4,932          2,643
  Accumulated other comprehensive expense                                   (168)          (126)
                                                                         -------        -------
     Total stockholders' equity                                           21,476         16,557
                                                                         -------        -------
     Total liabilities and stockholders' equity                          $23,415        $19,945
                                                                         =======        =======


               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)

                                               Three Months Ended      Nine Months Ended
                                              --------------------    --------------------
                                              9/30/98     9/30/97     9/30/98     9/30/97
                                              --------    --------    --------    --------
Revenues                                      $ 4,449     $ 6,212     $15,238     $14,719
Cost of revenues                                2,118       2,319       6,453       5,756
                                              -------     -------     -------     -------
      Gross profit                              2,331       3,893       8,785       8,963
                                              -------     -------     -------     -------
Operating expenses:
   Selling expense                                862         706       2,281       1,799
   Research and development expense               483         455       1,338       1,230
   General and administrative expense             726         666       1,902       1,567
                                              -------     -------     -------     -------
      Total operating expenses                  2,071       1,827       5,521       4,596
                                              -------     -------     -------     -------
Operating income                                  260       2,066       3,264       4,367
                                              -------     -------     -------     -------
Other income (expense):
   Interest income                                111         138         377         204
   Interest expense                                (1)         (6)         (3)        (14)
   Other                                          (10)         (8)          2          (6)
                                              -------     -------     -------     -------
      Total other income (expense)                100         124         376         184
                                              -------     -------     -------     -------
Earnings before income taxes and
 minority interest                                360       2,190       3,640       4,551
                                              -------     -------     -------     -------
Provision for income taxes:
   Domestic                                        30         673         931         827
   Foreign                                        103         251         420         546
                                              -------     -------     -------     -------
      Income tax expense                          133         924       1,351       1,373
                                              -------     -------     -------     -------
Earnings before minority interest                 227       1,266       2,289       3,178
Minority interest                                   -           -           -         (25)
                                              -------     -------     -------     -------
      Net earnings                            $   227     $ 1,266     $ 2,289     $ 3,153
                                              =======     =======     =======     =======

Net earnings per common share - basic         $  0.04     $  0.21     $  0.38     $  0.69
Weighted average common shares
 outstanding - basic                        6,311,849   5,911,034   6,046,107   4,598,379

Net earnings per common share - diluted       $  0.04     $  0.21     $  0.38     $  0.68
Weighted average common and common
 equivalent shares outstanding - diluted    6,317,578   5,966,143   6,055,217   4,617,444


             See accompanying Notes to Consolidated Financial Statements.

                             inTEST CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                               (In thousands, except share data)

                         (Unaudited except Balance, December 31, 1997)

                                                                      Accumulated
                                 Common Stock   Additional               Other        Total
                              -----------------   Paid-In   Retained Comprehensive Stockholders'
                               Shares    Amount   Capital   Earnings    Expense       Equity
                              ---------  ------ ----------  -------- ------------- -------------

Balance, December 31, 1997    5,911,034   $ 59    $13,981    $ 2,643     $ (126)      $16,557

Net earnings                          -      -          -      2,289          -         2,289

Issuance of common stock in
  connection with the
  Acquisition                   625,000      6      2,666          -          -         2,672

Accumulated other
  comprehensive expense               -      -          -          -        (42)          (42)
                              ---------   ----    -------    -------     ------       -------


Balance, September 30, 1998   6,536,034   $ 65    $16,647    $ 4,932     $ (168)      $21,476
                              =========   ====    =======    =======     ======       =======




                 See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              --------------------
                                                                                1998         1997
                                                                              -------      -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                                $ 2,289      $ 3,153
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                                 303          157
    Foreign exchange (gain) loss                                                    6           10
    Minority interest                                                               -           25
    Allowance for bad debts                                                         -           50
    Changes in assets and liabilities, net of effects of Acquisition:
      Accounts and notes receivable                                             1,507       (2,650)
      Inventories                                                                (134)         (10)
      Prepaid income taxes                                                       (352)           -
      Other current assets                                                        (94)        (250)
      Accounts payable                                                            (70)         567
      Dividends payable                                                             -         (973)
      Domestic and foreign income taxes payable                                (1,482)         553
      Accrued expenses                                                           (415)         166
                                                                              -------      -------
  Total adjustments                                                              (731)      (2,355)
                                                                              -------      -------
Net cash provided by operating activities                                       1,558          798
                                                                              -------      -------
CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (165)         (50)
  Acquisition of business, net of cash acquired                                (4,629)           -
  Other long-term asset                                                           (21)         (49)
                                                                              -------      -------
Net cash provided by (used in) investing activities                            (4,815)         (99)
                                                                              -------      -------
CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Dividends paid                                                                    -       (5,551)
  Principal debt repayments                                                      (215)        (189)
  Net proceeds from public offering                                                 -       11,635
                                                                              -------      -------
Net cash provided by (used in) financing activities                              (215)       5,895
                                                                              -------      -------
Effects of exchange rates on cash                                                 (12)         (39)
                                                                              -------      -------
Net cash provided by (used in) all activities                                 $(3,484)     $ 6,555
                                                                              =======      =======

Cash at beginning of period                                                   $12,035      $ 3,692

Cash at end of period                                                         $ 8,551      $10,247

Supplemental Schedule of Non-Cash Investing Activities:
  Details of Acquisition:
    Fair value of assets acquired net of cash acquired                        $ 1,669
    Liabilities assumed                                                          (215)
    Common stock issued                                                        (2,672)
    Goodwill resulting from Acquisition                                         5,847
                                                                              -------

        Net cash paid for Acquisition                                         $ 4,629
                                                                              =======


              See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information as of September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997 is unaudited)

                 (In thousands, except for share data)


(1)  NATURE OF OPERATIONS

     inTEST Corporation (the "Company") designs, manufactures and markets docking hardware, test head manipulators and wafer test interfaces used by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related automatic test equipment interface products.

     The consolidated entity is comprised of inTEST Corporation (parent) and seven 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

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

     On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). Subsequent to the Acquisition, the Company changed the name of TestDesign to inTEST Sunnyvale Corp. TestDesign is engaged in the design and manufacture of wafer test interfaces used by the semiconductor industry. The purchase price was paid by delivery to Douglas W. Smith, the sole shareholder of TestDesign (the "Seller"), of $4.4 million in cash and 625,000 shares of the Company's Common Stock (subject to certain adjustments). Although the Company's common stock had a market price of $4.75 per share on the closing date of the transaction, all of the 625,000 shares issued in connection with the Acquisition are subject to legal restrictions on transfer and have been valued at a 10% discount to the market price of the shares. In addition, the Company incurred transactions costs of approximately $425,000 in completing the Acquisition. The following is an allocation of purchase price:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)

(1)  NATURE OF OPERATIONS (Continued)

           Cash payment                             $4,400
           625,000 common shares at $4.28            2,672
           Transaction costs                           425
                                                    ------
                                                     7,497
           Estimated fair value of
            identifiable assets acquired net
            of liabilities assumed                   1,650
                                                    ------
           Goodwill to be amortized over
            15 years                                $5,847
                                                    ======

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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Net Earnings Per Common Share
     -----------------------------

     Net earnings per common share is computed in accordance with the Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the
                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Earnings Per Common Share (Continued)
     -----------------------------

     weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common share equivalents include stock options using the treasury stock method.

     As discussed in Note 3, pro forma earnings per share information for the three months and nine months ended September 30, 1998 includes certain adjustments to reflect results as if (i) the Company had been taxed as a C corporation for the entire nine month period ended September 30, 1997;
     (ii) as if the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred January 1, 1997; and (iii) as if the Acquisition of TestDesign had occurred on January 1, 1997.


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

     Accordingly, for informational purposes, the following pro forma information for the three and nine months ended September 30, 1998 and 1997, respectively, is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The difference between the Federal statutory income tax rate and the pro forma income tax rate are as follows:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)

(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
                                                ---------   ---------   ---------   ---------
     Federal statutory tax rate                    34%         34%         34%         34%
     State income taxes, net of Federal
      benefit                                      (4)          3           2           3
     Foreign income taxes                          29          11          12           7
     Non-deductible goodwill amortization           8           -           1           1
     Tax exempt interest income                    (5)          -          (2)          -
     Undistributed earnings of foreign
      subsidiaries permanently reinvested         (25)         (6)        (10)          -
     Other                                          -           -           -          (1)
                                                   --          --          --          --
     Pro forma income tax rate                     37%         42%         37%         44%


    Set forth below are pro forma results of the Company's operations for the three months and nine months ended September 30, 1998 and 1997. These pro forma results reflect adjustments for:

    (i)    the aforementioned change in method of computing taxes.

    (ii) the amortization of goodwill resulting from the acquisition of minority interests in the Company's three foreign subsidiaries, net of the elimination of the minority interest charge reflected in the historical financial statements, as if the Exchange had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.

    (iii) the results of TestDesign for these periods as if the Acquisition had occurred on January 1, 1997, net of the amortization of goodwill resulting from the Acquisition. The goodwill resulting from the Acquisition, which totaled $5.8 million, is being amortized over 15 years.

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  1998        1997        1998        1997
                                                ---------   ---------   ---------   ---------
     Pro forma revenues                           $ 4,816     $ 8,316     $19,498     $21,559
     Pro forma earnings before income taxes           294       2,188       3,505       4,546
     Pro forma income taxes                           133         924       1,351       1,981
     Pro forma net earnings                           161       1,264       2,154       2,565
     Pro forma net earnings per common
      share-basic                                  $ 0.02      $ 0.19      $ 0.33      $ 0.47
     Pro forma weighted average common shares
      outstanding - basic                       6,536,034   6,536,034   6,536,034   5,409,367
     Pro forma net earnings per common share
      - diluted                                    $ 0.02      $ 0.19      $ 0.33      $ 0.47
     Pro forma weighted average common and
      common stock equivalent shares
      outstanding - diluted                     6,541,763   6,591,413   6,545,144   5,428,433

                                   - 9 -
                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)

     Pro forma net earnings per common share - basic was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common stock outstanding during the period calculated as if the Exchange and the Acquisition had occurred on January 1, 1997.

     Pro forma net earnings per common share - diluted was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common and common stock equivalent shares outstanding during the period calculated as if the Exchange and the Acquisition had occurred on January 1, 1997.


(4)  COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is computed as follows:

                                     Three Months Ended    Nine Months Ended
                                     ------------------    -----------------
                                     9/30/98    9/30/97    9/30/98   9/30/97
                                     -------    -------    -------   -------
     Net income                      $   227    $ 1,266    $ 2,289   $ 3,153
     Other comprehensive expense,
      net of tax:
       Foreign currency translation
        adjustment                        19        (65)       (42)      (75)
                                     -------    -------    -------   -------
                                     $   246    $ 1,201    $ 2,247   $ 3,078
                                     =======    =======    =======   =======


                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

     The Company designs, manufacturers and markets docking hardware, test head manipulators and wafer test interfaces, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related ATE interface products including high performance test sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers)during the testing of linear, digital and mixed signal integrated circuits.

     The Company's revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally as a result of cyclicality in the semiconductor manufacturing industry. The Company believes that purchases of the Company's docking hardware, manipulators and wafer test interfaces are typically made from its customers' capital expenditure budgets, while related ATE interface products, which must be replaced periodically, are typically made from its customers' operating budgets.

     During the last three years, the demand for ATE by the semiconductor industry exhibited a high degree of cyclicality. When semiconductor manufacturing activity generally slowed during much of 1996, many semiconductor manufacturers reduced their capital expenditure budgets and, correspondingly, postponed or canceled orders for ATE and related equipment. As a result, orders for and sales of the Company's products experienced
sequential quarterly declines throughout most of 1996.   The beginning of 1997
marked a turnaround in the semiconductor industry which was evidenced by a renewal in demand for ATE and related equipment. This resulted in sequential quarterly increases in orders for and sales of the Company's products throughout most of 1997. During the first nine months of 1998, orders for and sales of the Company's products have declined on a sequential quarterly basis. This decline can be attributed to a number of factors including the worldwide decline in demand for integrated circuits and the economic downturns in many world economies, especially those in Southeast Asia and Japan. As a result of the reduced demand for products manufactured by semiconductor manufacturers, their need for new or additional equipment for the manufacture and testing of semiconductors has been substantially reduced. The Company believes that demand for and sales of its products may continue to decline during the next several quarters. This reduced demand is reflected in the Company's backlog, which was $6.2 million at December 31, 1997 and $3.7 million at September 30, 1998.

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

     On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). TestDesign is engaged in the design and manufacture of wafer test interfaces used by the semiconductor industry. The purchase price was paid by delivery to Douglas W. Smith, the sole shareholder of TestDesign, of $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments).

Results of Operations
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

     Revenues. Revenues were $4.4 million for the quarter ended September 30, 1998 compared to $6.2 million for the same period in 1997, a decrease of $1.8 million or 28%. The decrease in revenue over the comparable prior period reflects the aforementioned downward cyclical trend which has occurred in the ATE industry during 1998 offset, in part, by the additional revenues of TestDesign.

     Gross Margin. Gross margin declined to 52% for the quarter ended September 30, 1998 compared to 63% for the comparable period in 1997. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing of TestDesign which were impacted unfavorably by the substantially reduced revenue levels during the quarter. In addition, material costs as a percentage of sales increased over the comparable prior period due to an increase in the level of sales of certain products with a greater component material cost in 1998 compared to 1997.

     Selling Expense. Selling expense was $862,000 for the quarter ended September 30, 1998 compared to $706,000 for the same period in 1997, an increase of $156,000 or 22%. The increase was attributable to several factors including the additional salary and commission expenses of TestDesign and increased travel expenses incurred in connection with the Company's sales activities.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Research and Development Expense. Research and development expense was $483,000 for the quarter ended September 30, 1998 compared to $455,000 for the same period in 1997, an increase of $28,000 or 6%. The increase was attributable to the additional salary expense of TestDesign coupled with a growth in the number of engineering and technical staff offset in part by reductions in spending on research and development materials and travel expenses in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $726,000 for the quarter ended September 30, 1998 compared to $666,000 for the same period in 1997, an increase of $60,000 or 9%. The increase was primarily attributable to the additional salary and other administrative costs of TestDesign. Also contributing to the increase in 1998 was the amortization of goodwill resulting from the Acquisition. These increases were offset by a reduction in bad debt expense, which was zero in 1998 compared to $50,000 in 1997.

     Income Tax Expense. Income tax expense decreased to $133,000 for the quarter ended September 30, 1998 from $924,000 for the comparable period in 1997, an decrease of $791,000. The Company's effective tax rate was 37% for the third quarter of 1998 compared to 42% for the same period in 1997. The reduction in the effective tax rate is the result of several factors including the implementation of tax favorable corporate structures and a lower percentage of earnings attributable to the Company's Japanese subsidiary in 1998 as compared to 1997.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

     Revenues. Revenues were $15.2 million for the nine months ended September 30, 1998 compared to $14.7 million for the same period in 1997, an increase of $519,000 or 4%. The increase in revenue reflects the additional sales of TestDesign offset, in part, by the lower demand for ATE and related products in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     Gross Margin. Gross margin declined to 58% for the nine months ended September 30, 1998 compared to 61% for the comparable prior period in 1997. The reduction in gross margin was primarily the result of an increase in material costs as a percentage of sales due to an increase in the level of sales of certain products with a greater component material cost in 1998 compared to 1997. To a lesser extent, the gross margin during 1998 was also reduced by the additional fixed manufacturing costs of TestDesign which were unfavorably impacted by the reduced revenue levels in the most recent quarter.

                   inTEST CORPORATION AND SUBSIDIARIES



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Selling Expense. Selling expense was $2.3 million for the nine months ended September 30, 1998 compared to $1.8 million for the same period in 1997, an increase of $482,000 or 27%. The majority of the increase was attributable to a significant increase in commission expense resulting from a higher level of commissioned sales to semiconductor manufacturers in 1998 over the comparable prior period. The increase in selling expense also reflects an increase in warranty and travel expenses over the same period in 1997. Also contributing to the increase in selling expenses were the additional salaries, commission and travel expenses of TestDesign.

     Research and Development Expense. Research and development expense was $1.3 million for the nine months ended September 30, 1998 compared to $1.2 million for the same period in 1997, an increase of $108,000 or 9%. The increase was primarily the result of the additional salary expense of TestDesign. In addition, the increase was attributable to a growth in the number of engineering and technical staff prior to the Acquisition, and to a lesser extent, to increased levels of spending on research and development materials in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $1.9 million for the nine months ended September 30, 1998 compared to $1.6 million for the same period in 1997, an increase of $335,000 or 21%. The increase was primarily attributable to the additional costs associated with professional fees, shareholder and investor relations and increased expenditures for outside directors' fees incurred as a public company. Other factors contributing to the increase in 1998 were the amortization of goodwill resulting from both the Acquisition and the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the Offering, salary increases of administrative staff and higher levels of travel expenses.

     Income Tax Expense. Income tax expense remained relatively constant at $1.4 million for both the nine months ended September 30, 1998 and 1997. The Company's effective tax rate was 37% for the first nine months of 1998 compared to 30% for the same period in 1997. The significant increase in the effective tax rate was caused by the accrual of Federal income tax on 100% of the Company's 1998 earnings due to the change of tax status from S corporation to C corporation in June 1997 in connection with the Offering.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Liquidity and Capital Resources
-------------------------------

     The Company realized net cash proceeds of $11.7 million (after payment of direct expenses of the Offering) from the sale of 1.82 million newly issued shares in the Offering in June 1997. The proceeds from the Offering are expected to be used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business. On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). The purchase price was $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments). In addition, the Company incurred transactions costs of approximately $425,000 in connection with the Acquisition. The Company funded the cash portion of the purchase price from its cash on hand. At September 30, 1998, the Company's cash and cash equivalents included $5,038,597 of temporary investments attributable to such Offering.

     Net cash provided from operations for the nine months ended September 30, 1998 was $1.6 million. Accounts receivable decreased $1.5 million from December 31, 1997 to September 30, 1998 due to the sequential quarterly reductions in sales levels during 1998. Inventories increased $134,000 primarily as a result of postponements of shipments by certain customers. Prepaid income taxes increased $352,000 as a result of lower levels of earnings than were originally forecasted at the time estimated Federal and state income tax payments were made. Other current assets increased $94,000, primarily as a result of increases in prepaid expenses. Accounts payable decreased $70,000 due to the lower production levels. Accrued expenses decreased $415,000 primarily as a result of the timing of payments of previously accrued expenses. Domestic and foreign income taxes payable decreased $1.5 million as a result of the payment of previously accrued of Federal, state and foreign income tax on earnings.

     Purchases of property and equipment and other assets were $165,000 for the nine months ended September 30, 1998. The Company plans to spend approximately $500,000 between the fourth quarter of 1998 and the second quarter of 1999 to renovate and expand its UK manufacturing facility and to purchase a coordinate measuring machine for this facility.

     Simultaneous with the Offering, the Company acquired the 21% minority interests in each of its three foreign subsidiaries in exchange for an aggregate of 300,443 shares of the Company's common stock. This acquisition, which was accounted for using the purchase method, created goodwill of
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

approximately $1.3 million, which is being amortized over a period of 15 years. The acquisition of TestDesign, which was accounted for using the purchase method, resulted in goodwill of $5.8 million, which is being amortized over a period of 15 years.

     The Company believes that existing cash and cash equivalents, its $1.5 million unused line of credit and the anticipated net cash provided from operations will be sufficient to satisfy the Company's cash requirements (including those of its new subsidiary) for the foreseeable future. However, additional acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company, as an S corporation, historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future.

Year 2000
---------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in normal business activities.

      Currently, the Company has a program in process to analyze potentially affected business and process systems and replace or correct all non-compliant critical business and process systems that it will require in the new millennium. Prior to the acquisition of TestDesign, the Company had completed its review and testing of its then existing systems and determined that they were Year 2000 compliant. The Company has identified those systems of TestDesign which are not yet Year 2000 compliant and has begun converting them to systems which are Year 2000 compliant. The Company intends to have all of its systems Year 2000 compliant by mid-1999.

      The products that the Company has sold and currently sells are not date-sensitive, and therefore the Company believes its product related exposures are low.

      In conjunction with the Company's Year 2000 effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company supply chain. The Company relies on subcontractors for fabrication and certain other processes performed on its products and utilizes third-party network equipment and software products
                   inTEST CORPORATION AND SUBSIDIARIES



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


which may or may not be Year 2000 compliant.  In addition, the Company relies on utility and telecommunications suppliers to operate its businesses worldwide. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company is waiting for responses from most of these suppliers. There can be no assurance that the Company will be successful in its efforts to identify and resolve any Year 2000 issues involving its suppliers or to continue receiving products and services from these suppliers if Year 2000 problems were to materialize. The failure to resolve these issues could result in the shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

     The total expense of the Company's Year 2000 effort is currently estimated at less than $100,000, for the identification and remediation of any Year 2000 problems related to the Company's internal systems. If required modifications to existing software and hardware are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. There can be no assurance that the costs to remediate any Year 2000 problems which may be identified in the future will not exceed the Company's current estimate or that the Company will be able to resolve these issues in a timely manner. The expenses of the Year 2000 project are being funded through operating cash flows.

     The Company does not currently have any information concerning Year 2000 compliance status of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Year 2000 compliance, and as a result of such non-compliance such customers operations are disrupted, shut-down or otherwise impacted, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

     The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company is unable to achieve Year 2000 readiness of its critical operations. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection, and enforce its patent rights, for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators, wafer test interfaces and related ATE interface products.


International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 35% and 36% of consolidated revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Revenues denominated in foreign currencies were 26% and 30% of consolidated revenues for the nine months ended September 30, 1998 and 1997, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

     The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 26% and 29% for the nine months ended September 30, 1998 and 1997, respectively. Countries in the Asia Pacific region, including Japan, have recently experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


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

              The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $11,654,842. From the effective date of the Registration Statement through September 30, 1998, the net proceeds have been used for the following purposes:

                            inTEST CORPORATION

     Item 2.  Changes in Securities and Use of Proceeds (Continued)

              Construction of plant, building and facilities     $         -
              Purchase and installation of machinery
                and equipment                                        202,657
              Purchase of real estate                                      -
              Acquisition of other business (including
                transaction costs)                                 4,825,000
              Repayment of indebtedness                              388,098
              Working capital                                        599,725
              Temporary investments, including cash &
                cash equivalents                                   5,038,597
              Other purposes (for which at least $100,000
                has been used), including:
                   Payment of final S corporation distribution       600,765
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

                  27    Financial Data Schedule

              (b) Reports on Form 8-K

                  The Company filed a report on Form 8-K on August 5, 1998 (the "Initial Report") reporting the acquisition of TestDesign Corporation by the Company. A report on Form 8-K/A was filed on October 2, 1998 to amend the Initial Report to include the following financial statements:

                  (a) Financial Statements of TestDesign:

                      Balance Sheets as of May 31, 1998 and June 30, 1997
                      Statements of Earnings for the eleven months ended
                        May 31, 1998 and the year ended June 30, 1997
                      Statements of Shareholder's Equity for the eleven
                        months ended May 31, 1998 and the year ended June 30,
                        1997
                      Statements of Cash Flows for the eleven months ended
                        May 31, 1998 and the year ended June 30, 1997

                  (b) Pro Forma Financial Information to reflect the
                      acquisition of TestDesign Corporation by the Company:

                      Pro Forma Consolidated Balance Sheet as of June 30, 1998 Pro Forma Consolidated Statements of Earnings for the
                        six months ended June 30, 1998 and the year ended December 31, 1997

                            Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        inTEST Corporation



Date:  November 16, 1998                /s/ Robert E. Matthiessen
       ---------------------            -------------------------------------
                                        Robert E. Matthiessen
                                        President and Chief Executive Officer



Date:  November 16, 1998                /s/ Hugh T. Regan, Jr.
       ---------------------            -------------------------------------
                                        Hugh T. Regan, Jr.
                                        Treasurer and Chief Financial Officer

                         Index to Exhibits


Item 6.   Exhibits and Reports on Form 8-K

          27   Financial Data Schedule