Form 10-K
period 1998-12-31
INTEST CORP
filed 1999-03-26
CIK 1036262

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

/ / Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ________________________

Commission file number:      0-22529
                             -------

                             inTEST Corporation
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                  22-2370659
---------------------------------         -----------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
or incorporation or organization)

    2 Pin Oak Lane, Cherry Hill, NJ                        08003
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:	609-424-6886

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
par value $0.01 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/   No / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock on March 22, 1999 or $45,752,238 as quoted on the Nasdaq National Market system.

The number of shares outstanding of the Registrant's Common Stock, as of March 22, 1999 is 6,536,034.

Documents incorporated by reference. Portions of the Registrant's 1999 Definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with the 1999 annual meeting of stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                           inTEST Corporation
                       Annual Report on Form 10-K


                                 INDEX


Part I:                                                              Page
-------                                                              ----
Item 1:   Business                                                     3

Item 2:   Properties                                                  11

Item 3:   Legal Proceedings                                           11

Item 4:   Submission of Matters to a Vote of Security Holders         12

Part II:
-------
Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters                                         12

Item 6:   Selected Financial Data                                     14

Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         15

Item 7A:  Quantitative and Qualitative Disclosures About
          Market Risk                                                 20

Item 8:   Financial Statements and Supplementary Data                 21

Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         21

Part III:  (Incorporated by reference to Proxy Statement)
--------
Item 10:  Directors and Executive Officers                            21

Item 11:  Executive Compensation                                      21

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                  21

Item 13:  Certain Relationships and Related Transactions              21

Part IV:
-------
Item 14:  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                         21

Signatures                                                            23

Index to Exhibits                                                     24

Index to Consolidated Financial Statements and Consolidated
  Financial Statement Schedule                                        25
                           inTEST Corporation
                       Annual Report on Form 10-K

PART I:
------

Item 1:   BUSINESS

INTRODUCTION AND GENERAL DEVELOPMENT OF BUSINESS

     inTEST Corporation (the "Company") is a leading independent designer, manufacturer and marketer of interface solutions products which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. Its proprietary products include test head manipulators, docking hardware and tester interfaces. The Company also designs and markets related ATE interface products including high performance sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE during the testing of linear, digital and mixed signal integrated circuits ("ICs"). Since its organization in 1981, the Company has developed and continues to support over 4,600 products and has been granted over 13 U.S. patents for its technology.

     The Company has grown its business and expanded its product lines primarily through internal product development. The development of the Company's manipulator technology in early 1982, with its innovative floating head design and six degrees of motion freedom, served as the foundation for the growth of the Company's manipulator business. The subsequent development of the Company's docking hardware technology later in 1982, which provides plug-compatibility for test heads with multiple brands of probers and handlers, established what management believes has become the de facto standard for docking hardware in the industry today. The Company has also grown though the strategic acquisition of TestDesign Corporation ("TestDesign")(now, inTEST Sunnyvale Corp.) in August 1998, which enabled the Company to expand its product line to include tester interfaces.

     The Company maintains design, manufacturing and service facilities in New Jersey and California, as well as service and technical support offices in Texas, Arizona and Oregon to serve U.S. markets for its products. The Company also maintains a design, manufacturing and service facility in the U.K. to serve the European market and design, service and technical support offices in Singapore and Japan to serve the Asia-Pacific market. Most of the Company's facilities are located in proximity to major semiconductor manufacturing centers. The Company's focus on high quality products and innovative proprietary technologies has enabled it to establish strong relationships with leading worldwide semiconductor manufacturers. In 1998, the Company's top ten customers included Hewlett Packard, Lucent Technologies, Motorola, NEC, SGS Thomson and Texas Instruments.

     The Company believes it is a leader in providing high quality semiconductor testing interface products. The Company's goal is to enhance its leadership position and increase its domestic and international market share. The Company's strategies to achieve its goal include (i) developing technologically superior products for semiconductor interface solutions, (ii) maintaining strong customer relationships, (iii) expanding its global presence, and (iv) pursuing acquisitions of businesses, technologies or products that are complementary to the Company's current product offerings.

INDUSTRY OVERVIEW

     The IC market is a high volume, high growth market characterized by rapid technological change. The testing of wafers and packaged devices is an integral and necessary step during their design and manufacture. Each IC is tested at least twice during the manufacturing process to ensure the functional and electrical performance of the ICs prior to shipment. The increasing complexity of wafers and packaged devices, as manifested by larger wafers, higher speeds, growing pin counts, smaller packaged devices and greater levels of integration has changed the design, architecture and complexity of ATE used during the testing of such devices. The combination of the long-term growth in demand for ICs coupled with the rapid technological changes in their designs and the required production capacity to meet this demand drives the market for ATE and the Company's products.

     After wafer fabrication, each IC on a wafer is automatically positioned under a probing assembly by a prober where the individual ICs on the wafer are tested (the "front-end test"). During front-end testing, the tester transmits electrical signals to the wafer and analyzes the signals upon their return. The testing of ICs in wafer form is important to avoid incurring the significant expense of assembling and packaging ICs that do not meet the manufacturers' specifications. After device packaging, devices are individually fed by the handler to an environmentally controlled test socket where the IC is again tested (the "back-end test"). After back-end testing, the handler sorts the devices according to test performance. Manipulators facilitate the movement of a test head to a prober or handler, and "docking" describes the function of connecting a test head to a prober or handler with mechanically engineered hardware.

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

     Dedicated manipulators are of greatest value in ATE systems in which the test head is infrequently disconnected and re-connected to and from one prober or handler to another prober or handler. Consequently, dedicated manipulators are used (i) primarily at front-end test, where large, homogeneous lots of wafers are tested for long, uninterrupted periods of time, and (ii) at back-end test, where high volume, commodity devices such as DRAMs, are tested in large lots. However, back-end non-commodity devices, such as microcontrollers and telecommunications devices, generally are tested in smaller lots due to varying package types and test specifications, thereby requiring frequent handler changes.

     In 1980, free-standing manipulators were introduced to minimize ATE downtime and increase device testing throughput. Such manipulators used hand-ranked lead screws to position a test head to a prober or handler. These early manipulators were only marginally better than the waffle-iron design and did not significantly improve ATE utilization due to the lack of motion freedom necessary for successful docking.

     Users of these early manipulators attempted to precisely align fragile pin electronics to test sockets and probing assemblies without docking hardware. Lack of proper docking hardware often causes deterioration and damage to the interface boards, test sockets or probing assemblies. Such damage can lead to compromised or inaccurate test results and the rejection of good wafers or devices (yield loss), or, more costly, the acceptance of unsatisfactory wafers or devices (quality error). In addition, successfully connecting a test head held by a free-standing manipulator to a prober or handler without docking hardware is difficult and time-consuming. The Company's docking hardware and free-standing universal manipulators are designed to improve the utilization of ATE, particularly ATE employed in back-end non-commodity flexible testing environments, by facilitating the quick, easy and safe changeover of test heads to probers and handlers.

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

PRODUCTS

     Substantially all of the Company's products are customized for use with particular ATE and, in the case of docking hardware, also to achieve plug-compatibility among particular combinations of ATE. The Company's docking hardware, manipulators, tester interfaces and related ATE interface products are designed for use with more than 175 test heads, 30 probers and 300 handlers, all of which are mechanically unique makes and models. The Company has designed and continues to support more than 4,600 products, any of which can be manufactured upon request.

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

     Test Head Hoist: In July 1996, the Company introduced a new, fully-automatic, electrically-powered and microprocessor-controlled dedicated manipulator called the Test Head Hoist ("THH"). The patented, overhead design of the THH series manipulator uses a powered scissor mechanism to raise and lower a test head to a prober or a top docking handler. This design enables a THH to dock very large test heads (weight tested to 1,000 pounds) within .005". Although the Company has had no sales of the THH series manipulator to date, the Company believes that the THH series of manipulators will be attractive to semiconductor manufacturers for testing 300 mm wafers and packaged memory devices. The Company's THH is the only fully-automatic manipulator which enables a test head to be automatically docked to a prober or handler with the push of one button. The Company believes that the THH enables semiconductor manufacturers to increase floor space utilization of their ATE test systems by 25% to 40% over that achieved by waffle-iron style dedicated manipulators or universal manipulators because a THH series manipulator has a virtually zero "footprint." During 1998, the Company completed a redesign of the THH which included a simplification of its internal electronics which reduced its manufacture cost. The Company does not expect significant sales of the THH manipulators until demand for 300mm wafers reach levels warranting significant investment in new testing equipment by semiconductor manufacturers. All costs associated with the development of the THH have been expensed.

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

     The Company's docking hardware products are distinguished from those offered by ATE manufacturer competitors by the ability of the Company's products to make multiple competing brands of test heads plug-compatible with multiple brands of probers and handlers used by a semiconductor manufacturer by only changing interface boards. Creating such plug-compatibility requires detailed information about competing ATE that would generally not be available to a competing ATE manufacturer. Plug-compatibility permits non-commodity semiconductor manufacturers to reduce the changeover time required to undock a test head from one handler and dock it to another handler between production lots or when changing the device type being tested.

     In addition, the Company designs and sells a variety of related ATE interface products including high performance test sockets, interface boards, probing assemblies and other products. The Company custom designs all docking hardware and related ATE interface products for the specific combinations of test heads and probers or handlers used by its customers.

Tester Interface Products

     The Company entered the tester interface business through the acquisition of TestDesign in August 1998, a company engaged primarily in the design, manufacture and sale of tester interface equipment. A tester interface securely connects the tester to the wafer prober or device handler and is used to carry signals from the tester to the device under test. A tester interface typically consists of custom mechanical docking hardware such as a lock ring and insert ring, as well as two intricate multi-layer printed circuit boards connected by either a system of cables or spring loaded pogo contact pins. Tester interfaces range from small, single board, cable type interfaces for less complex systems to high speed, high frequency, digital or mixed signal interfaces used in testing more complex IC's. One end of the tester interface connects to the tester and the other to either a probe card fixture mounted on a prober or a test socket mounted to a handler for packaged device testing. In each case, the reliability of the test is highly dependent on maintaining the integrity of the signal between the tester and the device being tested.

     Every tester interface is custom designed for its application. The Company's tester interface products carry signals from the tester to the probe card or test socket and return signals to the tester from the device. The Company's tester interface products are designed to optimize the integrity of the transmitted signal data through the reduction of channel cross-talk, and the matching of delay times and impedance, thereby increasing the accuracy of the test data. Because the Company's tester interfaces enable the tester to provide reliable yield data by allowing for clear signal transmission, its interfaces can also be cost saving devices. The Company's tester interface products also feature ease of mechanical installation and ready access to the probe card or test socket during device testing. The Company offers over 200 different types of overhead and cable tester interfaces that range in price from $6,000 to $46,000 depending upon the type of application and the complexity of the device to be tested.

MARKETS AND CUSTOMERS

     The Company markets its products globally to semiconductor manufacturers and, to a lesser extent, ATE manufacturers on an OEM basis. The Company believes that it sells to most major semiconductor manufacturers in the world. The Company's universal manipulators and docking hardware are primarily used during back-end testing of non-commodity packaged devices. The Company's tester interfaces are used in either front-end or back-end testing of non-commodity packaged devices. Such devices include linear, digital and mixed signal ICs (such as microprocessors, digital signal processing chips, ASICs and non-commodity memory devices) and primarily have applications in the automotive, computer, consumer products and telecommunications industries.

     The Company believes its sales of manipulators, docking hardware and tester interfaces are a function of the general level of capital expenditures by semiconductor manufacturers. In addition, the Company's sales of docking hardware generally are driven by changes in device designs or test methods, industry-wide volume of device testing, sales of new handlers and, to a lesser extent, sales of new test heads. In the past, sales of the Company's docking hardware generally have been strong when spending for test heads was low. During such times, the Company believes that semiconductor manufacturers seek to improve the utilization, performance and efficiency of existing ATE by purchasing docking hardware. The Company's sales of manipulators generally follow purchases of test heads by the Company's semiconductor manufacturer customers. The Company's sales of tester interfaces are driven both by new tester sales and by upgrades of existing test fixturing to accommodate the increased performance demands of new IC devices. The Company believes its sales of related ATE interface products primarily depend upon operating expenditures of the Company's semiconductor manufacturer customers.

     Both North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers primarily have located their wafer fabs in their respective countries. The Company's sales to Japanese semiconductor manufacturers primarily consist of tester interfaces, test sockets and interface boards. Sales of docking hardware and universal manipulators have been limited in Japan and South Korea because manufacturers in these countries emphasize mass-produced products such as memory devices and other commodity devices.
Commodity devices are typically tested using dedicated manipulators rather than universal manipulators with docking hardware.

     As part of the Company's strategy to be domiciled in its major markets, the Company established inTEST LTD in the U.K. in 1985, inTEST KK in Japan in 1987 and inTEST PTE in Singapore in 1990. inTEST LTD designs, manufactures and markets the Company's products principally in the European market. inTEST KK was established to be a liaison office with Japanese ATE manufacturers and to market inTEST products in Japan. In addition, inTEST KK initiated the Company's business of designing and marketing related ATE interface products. inTEST PTE designs, markets and provides technical support to customers in Southeast Asia, and it intends to commence manufacturing operations in Singapore in the future.

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

     The Company's largest customers include Hewlett Packard, Lucent Technologies, Motorola, NEC, SGS Thomson, and Texas Instruments among semiconductor manufacturers, and Analog Devices, Credence Systems, LTX, and Teradyne among ATE manufacturers. Sales to the Company's top ten customers accounted for 76%, 72% and 70% of the Company's revenues in 1998, 1997 and 1996, respectively. Sales to Lucent Technologies accounted for 16%, 11% and 16%; sales to Motorola accounted for 13%, 5% and 7%; sales to Texas Instruments accounted for 11%, 7% and 5% and sales to Analog Devices accounted for 7%, 11% and 6% of the Company's revenues in 1998, 1997 and 1996, respectively.

MANUFACTURING AND SUPPLY

     The Company's principal manufacturing operations consist of assembly and testing at its facilities in New Jersey, California and in the U.K. By maintaining manufacturing facilities and technical support in geographic markets where its semiconductor manufacturer customers are located, the Company believes that it is able to respond more quickly and accurately to its customers needs.

     The Company assembles its manipulator products, docking hardware and tester interfaces and certain of its probing assemblies from a combination of standard components and fabricated custom parts which have been manufactured to the Company's specifications by either third party manufacturers or the Company's fabrication operation in California. The Company's related ATE interface products, such as test sockets, interface boards and other of its probing assemblies, are also manufactured to the Company's specifications by third party manufacturers. The Company's policy is to use the highest quality raw materials and components in its products. The primary raw materials used in fabricated parts are various grades of aluminum and steel, in interface boards are fiberglass and copper, in tester interfaces are pogo pins and in test sockets are plastic and copper, all of which are widely available. Substantially all components are purchased from multiple suppliers. Certain raw materials and components are purchased from single suppliers, however, the Company believes that all materials and components are available in adequate amounts from other sources.

     In New Jersey and California, the Company controls the quality of raw materials, fabricated parts and components by conducting incoming inspections using sophisticated measurement equipment, including a coordinate measuring machine in New Jersey, to ensure that products with critical dimensions meet the Company's specifications. In the U.K., the Company relies on its suppliers for inspecting the quality of fabricated parts. The Company intends to buy a coordinate measuring machine for inTEST LTD by the second quarter of 1999.
The Company's policy is to inspect all products at various stages prior to shipment. The Company's inspection standards have been designed to comply with applicable MIL specifications and ANSI standards. The Company is preparing a quality manual to comply with such specifications and standards in anticipation of applying for ISO 9001 certification.

SALES AND DISTRIBUTION

     In North America, the Company sells to semiconductor manufacturers principally through independent, commissioned sales representatives and to ATE manufacturers through Company account managers. North American sales representatives also coordinate product installation and support with the Company's technical staff and participate in trade shows. Technical support is provided to the Company's North American customers and independent sales representatives by Company employees based in Cherry Hill, New Jersey, Sunnyvale, California, Austin, Texas, Chandler, Arizona and Beaverton, Oregon.

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

COMPETITION

     The Company's competitors include independent manufacturers of manipulators, docking hardware, tester interfaces and related ATE interface products, designers and manufacturers of ATE and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. The Company principally competes on the basis of product performance and functionality, product reliability, customer service, applications support, price and timely product delivery.

     The independent manufacturers of docking hardware and manipulators which compete with the Company include Reid-Ashman Manufacturing of the U.S., Microhandling of Germany and Shang Sheng of Taiwan, each of which manufactures docking hardware and manipulators. The manufacturers of ATE which compete with the Company in the sale of docking hardware and universal manipulators include Credence Systems, LTX, Schlumberger and Teradyne. Such manufacturers of ATE may be both competitors and customers of the Company. The independent manufacturers of tester interfaces which compete with the Company include Cerprobe Corporation, Synergetix, a division of IDI, and Xandex Corporation. The manufacturers of ATE which compete with the Company in the sale of tester interfaces include Credence Systems, Electroglas, LTX and Teradyne. In addition, in the sale of related ATE interface products there are approximately 20 manufacturers of interface boards, four manufacturers of high performance test sockets and eight manufacturers of probing assemblies.

PATENTS AND OTHER PROPRIETARY RIGHTS

     The Company currently holds 13 U.S. patents and 66 foreign patents and has pending four U.S. patent applications and more than 34 foreign applications that cover various aspects of its technology. The Company's policy is to protect its technology by filing patent applications for the technologies that the Company considers important to its business. The Company first filed for patent protection in the U.S. for its docking hardware and the in2 test head manipulator in 1982, less than one year after the formation of the Company. The Company's U.S. issued patents will expire at various times beginning in 2002 and extending through 2015. There can be no assurance that additional patents will be issued on the Company's pending and future applications, or that any patents now or hereafter owned by the Company will afford protection against competitors that develop similar technology or products. There are no pending lawsuits or claims against the Company regarding infringement of any existing patents or other intellectual property rights of others.

     The Company also relies on trade secrets and unpatentable know-how to protect its proprietary rights. It is the Company's policy to require, as a condition of permanent employment, that all employees of the Company agree to assign to the Company all rights to inventions or other discoveries relating to the Company business made while employed by the Company. In addition, all employees agree not to disclose any information regarding the Company which is private or confidential.

     On November 18, 1998, the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit against a competitor for infringement of a United States patent held by the Company (the "815 Patent"). The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a heavy electronic test head of a test system with respect to an electronic device handler. The system is used in the automatic testing of ICs and other electronic devices. The Company sells products covered by the 815 Patent worldwide.

     As alleged in the complaint, the competitor began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringe claims of the 815 Patent. The parties have been discussing possible settlement of the dispute since the Company first became aware of the infringement in 1991. Discussions were abated at the end of 1995 so that the United States Patent and Trademark Office (the "PTO") could reexamine the 815 Patent. On April 7, 1998, the PTO completed the reexamination and affirmed the patentability of the nine claims in the patent with minor, technical, clarifying changes. Thereafter, the parties resumed settlement negotiations, however, to date such negotiations have been unsuccessful.

     The complaint asks the court to enjoin the competitor from further acts of infringement, including the acts of manufacturing, using, offering for sale, selling and importing positioner systems that embody the invention claimed in the 815 Patent. The complaint also asks the court to award the Company damages, including the Company's lost profits. Alleging that the competitor's infringement is and has been deliberate, willful, and wanton, with knowledge of the Company's patent rights, the complaint asks the court to award increased damages up to three times the amount assessed. The complaint also seeks an award of interest, costs and reasonable attorney fees. All legal fees incurred in connection with this matter have been expensed.

BACKLOG

     At December 31, 1998, the Company's backlog of unfilled orders for all products was approximately $3.4 million compared with approximately $6.2 million at December 31, 1997. The Company's backlog includes customer purchase orders which have been accepted by the Company, substantially all of which the Company expects to deliver in the current fiscal year. While backlog is calculated on the basis of firm purchase orders, no assurance can be given that customers will purchase the Company's products subject to such orders or that customers will not accelerate or postpone currently scheduled delivery dates. As a result, the Company's backlog at a particular date is not necessarily indicative of sales for any future period.

SEASONALITY

     The Company's business is not seasonal, therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as sequential quarterly comparisons which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are either related directly to sales activity and volume or tend to be a function of personnel costs and the timing of expenses incurred throughout a year. See

Note 16 of Notes to Consolidated Financial Statements for a presentation of the Company's quarterly results for each of the last two years.

EMPLOYEES

     At December 31, 1998, the Company had 111 employees, including 48 in customer operations, 46 in manufacturing operations and 17 in administration. Substantially all of the Company's key employees are highly skilled and trained technical personnel, and new technical employees are required to attend an in-house training program. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes that its employee relations are excellent.

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

     In addition to the factors described in this Report, the Company's operating results could be affected in the future, by other factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection and enforce its patent rights for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of test head manipulators, docking hardware, tester interfaces and related ATE interface products.


Item 2:   Properties

     The Company's headquarters are located in Cherry Hill, New Jersey in 28,630 square feet of office and manufacturing space leased pursuant to a seven-year lease which expires in 2003. In August 1997, the Company leased an additional 11,082 square feet of warehouse and manufacturing space near its headquarters in Cherry Hill pursuant to a lease which is coterminous with that of its headquarters. The Company's has three facilities in Sunnyvale,
California: the manufacturing and office space occupies approximately 8,000 square feet pursuant to a 17 month lease which expires in 1999; the machine shop occupies 1,109 square feet pursuant to a two year lease which expires in 1999; and additional office and warehouse space which occupies 1,900 square feet leased pursuant to a five year lease which expires in 2001. The Company has sublet 1,200 square feet of the additional office and warehouse space pursuant to a lease which is coterminous with the Company's lease. The Company's facility in the U.K. is located in Thame in 4,600 square feet of office and manufacturing space leased pursuant to an 8-year lease which expires in December 2005. In Singapore, the Company occupies 3,077 square feet of office and manufacturing space leased pursuant to a four-year lease which expires in 2000 subject to a two-year renewal option. In Kichijoji, Japan, the Company occupies approximately 1,200 square feet of office space pursuant to an agreement which is cancelable on reasonable notice by either party. The Company believes that its headquarters and other existing facilities are adequate to meet its current and foreseeable future needs.


Item 3:   Legal Proceedings

     On November 18, 1998, the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit in the Federal District Court in Washington, D.C. against Reid-Ashman Manufacturing, Inc. and its President and CEO, Mr. Steven J. Reid (the "Defendant") for infringement of a United States patent held by the Company (the "815 Patent"). The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a heavy electronic test head of a test system with respect to an electronic device handler. The system is used in the automatic testing of IC's and other electronic devices. The Company sells products covered by the 815 Patent worldwide.

     As alleged in the complaint, the Defendant began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringe claims of the 815 Patent. The parties have been discussing possible settlement of the dispute since the Company first became aware of the Defendant's infringement in 1991. Discussions were abated at the end of 1995 so that the United States Patent and Trademark Office (the "PTO") could reexamine the 815 Patent. On April 7, 1998, the PTO completed the reexamination and affirmed the patentability of the nine claims in the patent with minor, technical, clarifying changes. Thereafter, the parties resumed settlement negotiations, however, to date such negotiations have been unsuccessful.

     The complaint asks the court to enjoin the competitor from further acts of infringement, including the acts of manufacturing, using, offering for sale, selling and importing positioner systems that embody the invention claimed in the 815 Patent. The complaint also asks the court to award the Company damages, including the Company's lost profits. Alleging that the Defendant's infringement is and has been deliberate, willful, and wanton, with knowledge of the Company's patent rights, the complaint asks the court to award increased damages up to three times the amount assessed. The complaint also seeks an award of interest, costs and reasonable attorney fees. All legal fees incurred in connection with this matter have been expensed.


Item 4:   Submission of Matters to a Vote of Security Holders

          Not Applicable


Part II:
-------

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters

(a) The Company's common stock trades on the Nasdaq National Market system ("NNMS") under the symbol "INTT". The common stock was first traded on the NNMS on June 17, 1997, concurrent with the initial public offering, (the "Offering") of the Company's common stock.

      The table below sets forth the high and low closing prices of the Company's common stock during the fiscal periods indicated:

                                                      High            Low
                                                     ------          -----
      Fiscal Year Ended December 31, 1998:
          First Quarter                              $10.25          $6.25
          Second Quarter                               8.94           6.00
          Third Quarter                                6.00           4.00
          Fourth Quarter                               9.44           4.00

      Fiscal Year Ended December 31, 1997:
          First Quarter                                    Not Listed
          Second Quarter                               9.63           7.50
          Third Quarter                               18.75           8.00
          Fourth Quarter                              18.25           5.00


      As of March 22, 1999, there were approximately 1,000 holders of record of the Company's common stock.

      The Company has not paid any dividends on its common stock subsequent to the Offering, other than amounts representing the Company's previously taxed but undistributed S corporation earnings through the date of termination of the S corporation election in connection with the Offering.

      The Company does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in the operation and expansion of the Company's business. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

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

      The amount of expenses incurred for the Company's account in connection with the Offering are as follows:


      Underwriting discounts and commissions:                  $1,023,750
      Finders fees:                                               None
      Expenses paid to or for the Underwriters                     16,650
      Other expenses:                                             954,758
                                                               ----------
      Total expenses                                           $1,995,158
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

      The net proceeds of the Offering to the Company (after deducting the foregoing expenses) was $11,654,842. From the effective date of the Registration Statement, the net proceeds have been used for the following purposes:


      Construction of plant, building and facilities                             $         -
      Purchase and installation of machinery and equipment                           298,346
      Purchase of real estate                                                              -
      Acquisition of businesses                                                    4,825,000
      Repayment of indebtedness                                                      388,098
      Working capital                                                                599,725
      Temporary investments, including cash & cash equivalents                     4,942,908
      Other purposes (for which at least $100,000 has been used) including:
         Payment of final S corporation distribution                                 600,765
                                                                                 -----------
      Total                                                                      $11,654,842
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


Item 6:   Selected Financial Data

     The following table contains certain selected consolidated financial data of the Company and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" And the other financial information included in this Annual Report on Form 10-K.



                                                              Years Ended December 31,
                                                 --------------------------------------------------
                                                  1998       1997       1996       1995       1994
                                                 -------    -------    -------    -------    ------
                                                          (in thousands, except share data)
Consolidated Statement of Earnings Data:

Net revenues. . . . . . . . . . . . . . . .      $19,075    $20,746    $18,582    $14,442    $9,287
Gross margin. . . . . . . . . . . . . . . .       10,673     12,938     11,827      9,251     5,150
Operating income. . . . . . . . . . . . . .        2,518      6,187      5,616      4,037     1,289
Net earnings. . . . . . . . . . . . . . . .        1,927      4,332      4,646      3,252       817
Earnings per share (1997 and 1996 information
  is pro forma):
     Basic. . . . . . . . . . . . . . . . .          .31        .74        .83
     Diluted. . . . . . . . . . . . . . . .          .31        .73        .83
Weighted average shares outstanding (1997
  and 1996 information is pro forma):
     Basic. . . . . . . . . . . . . . . . .        6,170      5,068      4,091
     Diluted. . . . . . . . . . . . . . . .        6,186      5,092      4,091



                                                                 As of December 31,
                                                 --------------------------------------------------
                                                  1998       1997       1996       1995       1994
                                                 -------    -------    -------    -------    ------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents . . . . . . . . .      $ 8,468    $12,035    $ 3,692    $ 1,919    $1,336
Working capital . . . . . . . . . . . . . .       13,312     14,655      4,377      4,201     2,944
Total assets. . . . . . . . . . . . . . . .       23,218     19,945      7,716      6,352     4,624
Long term debt. . . . . . . . . . . . . . .            -          -        155          -         -
Total stockholders' equity. . . . . . . . .       21,226     16,557      4,587      4,048     2,765


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Overview
--------

     The Company designs, manufactures and markets docking hardware, test head manipulators and tester interfaces, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related ATE interface products including high performance test sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers) during the testing of linear, digital and mixed signal integrated circuits ("ICs").

     The Company's revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally as a result of the cyclicality in the semiconductor manufacturing industry. The Company believes that purchases of the Company's docking hardware, manipulators and tester interfaces are typically made from its customers' capital expenditure budgets, while related ATE interface products, which must be replaced periodically, are typically made from its customers' operating budgets.

     During the last three years, the demand for ATE by the semiconductor industry has exhibited a high degree of cyclicality. 1996 represented a year of sequential quarterly declines in orders for and sales of the Company's products due to a reduced level of semiconductor manufacturing activity which caused cutbacks in semiconductor manufacturers' capital expenditure budgets. 1997 marked a turnaround in the semiconductor industry which was evidenced by a renewal in demand for ATE and related equipment which resulted in sequential quarterly increases in orders for and sales of the Company's products.

     1998, like 1996, represented a year of sequential quarterly declines in orders for and sales of the Company's products, however, to a more significant degree. In early 1998 worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting generally from softening worldwide demand for end user products. In addition, the economic downturns in many world economies, especially those in Southeast Asia and Japan, exacerbated the semiconductor industry downturn. The combination of these conditions contributed to a reduced demand for products manufactured by semiconductor manufacturers, which in turn significantly
reduced their need for new or additional ATE equipment.   The Company's
financial performance was negatively impacted by these industry conditions.
Net sales fell from $6.0 million in the fourth quarter of 1997 to $3.8 million in the fourth quarter of 1998. The reduced demand for ATE is reflected in the Company's backlog, which was $3.4 million at December 31, 1998 compared to $6.2 million at December 31, 1997. In early 1999, the Company has seen a significant increase in the level of orders for its products over the last quarter of 1998, however, the Company is cautious about the level of revenues and net income for the first two quarters of 1999 due to the continued uncertainty in the semiconductor industry.

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

     On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). TestDesign is engaged in the design and manufacture of tester interfaces used by the semiconductor industry. The purchase price was $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments).

1998 Compared to 1997
---------------------

     Revenues. Revenues were $19.1 million for 1998 compared to $20.7 million for 1997, a decrease of $1.7 million or 8%. The decline in revenues from the prior year is the result of the aforementioned severe downturn that the ATE industry experienced during 1998 offset, in part, by the revenues of TestDesign from its acquisition in August 1998 through year end.

     Gross Margin. Gross margin declined to 56% for 1998 from 62% in 1997. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing of TestDesign which were impacted unfavorably by the significantly reduced revenue levels during the year. In addition, material costs as a percentage of sales increased over the comparable prior period due to an increase in the level of sales of certain products with a greater component material cost in 1998 compared to 1997.

     Selling Expense. Selling expense was $3.3 million for 1998 compared to $2.8 for 1997, an increase of $557,000 or 20%. The increase was attributable to several factors including the additional salary and commission expenses of TestDesign and increased travel expenses incurred in connection with the Company's sales activities, higher levels of warranty expenses and increased advertising expenditures.

     Research and Development Expense. Research and development expense was $1.9 million for 1998 compared to $1.7 million for 1997, an increase of $197,000 or 11%. The increase was primarily attributable to the additional salary expense of TestDesign coupled with a growth in the number of engineering and technical staff offset in part by reductions in spending on research and development materials and travel expenses in 1998 as compared to 1997.

     General and Administrative Expense. General and administrative expense was $2.9 million in 1998 compared to $2.2 million in 1997, an increase of $650,000 or 29%. The increase was primarily attributable to the additional salary and other administrative costs of TestDesign. Also contributing to the increase in 1998 were the amortization of goodwill resulting from the Acquisition, additional administrative staff, increases in professional fees, and the increase in amortization of certain prepaid expenses.

     Income Tax Expense. Income tax expense decreased to $1.1 million for 1998 from $2.1 million in 1997, a decrease of $991,000 or 47%. The Company's effective tax rate was 36% for 1998 compared to 32% in 1997. The increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation in June 1997, offset in part by the implementation of tax favorable corporate structures and a lower percentage of earnings attributable to the Company's Japanese subsidiary in 1998 as compared to 1997.

1997 Compared to 1996
---------------------

     Revenues. Revenues were a record $20.7 million for 1997 compared to $18.6 million for 1996, an increase of $2.1 million or 11%. The year-to-year increase was primarily due to higher levels of shipments of the Company's products during the fourth quarter of 1997 compared to the same period in 1996, which reflects the higher level of manufacturing activity in the semiconductor industry in 1997 as compared to 1996. The Company did not increase sales prices significantly in 1997. The Company believes that the increase in revenues was from the sales of products used in the testing of mixed signal devices and digital devices (such as microprocessors and microcontrollers) and numerous other devices used in the automotive, computer, telecommunications and other industries.

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

     Selling Expense. Selling expense was $2.8 million for 1997 compared to $2.5 million for 1996, an increase of $318,000 or 13%. The increase was primarily attributable to higher salary and benefit expenses resulting from the allocation of additional personnel costs to selling expense and, to a lesser extent, salary increases for existing personnel. The increase in selling expense also reflects an increase in advertising and promotional expenses over the comparable prior period. In addition, commission expense increased in 1997 over the level incurred in 1996 due to an increase in the level of commissioned sales to semiconductor manufacturers. These increases were offset by a reduction in travel and other expenses.

     Research and Development Expense. Research and development expense was $1.7 million for 1997 compared to $1.9 million for 1996, a decrease of $191,000 or 10%. The decline was primarily attributable to reduced levels of spending on research and development materials in 1997 compared to 1996, and, to a lesser extent, to the aforementioned allocation of certain personnel costs to selling expense.

     General and Administrative Expense. General and administrative expense was $2.2 million for 1997 compared to $1.8 million for 1996, an increase of $413,000 or 23%. The increase was primarily attributable to the additional costs associated with shareholder and investor relations and increased expenditures for outside directors' fees and professional fees incurred as a public company. Other factors contributing to the increase in 1997 were the amortization of goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries in connection with the offering and salary increases of administrative staff.

     Income Tax Expense. Income tax expense increased to $2.1 million from $858,000 for 1996, an increase of $1.2 million or 144%. The Company's effective tax rate was 32% for 1997 compared to 15% in 1996. The increase in the effective tax rate was caused by the accrual of Federal income tax on the Company's earnings due to the change of tax status from S corporation to C corporation in June 1997 and, to a lesser extent, a greater percentage of earnings before income taxes and minority interest attributable to the Company's Japanese subsidiary.

Liquidity and Capital Resources
-------------------------------

     Net cash provided by operations for 1998 was $1.6 million. The following discussion of changes in working capital is exclusive of changes in working capital resulting from the TestDesign acquisition. Accounts receivable decreased $1.7 million from December 31, 1997 to December 31, 1998 due to the sequential quarterly reductions in sales levels during 1998. Inventories remained relatively constant during the year. Refundable domestic and foreign income taxes increased $658,000 as a result of lower levels of earnings than were originally forecasted at the time estimated tax payments were made. Other current assets decreased by $32,000 because of the amortization of prepaid expenses. Accounts payable decreased $315,000 due to lower production levels resulting from the industry slowdown. Accrued expenses decreased $244,000 primarily as a result of the timing of payments of previously accrued expenses. Domestic and foreign income taxes payable decreased $1.3 million as a result of the payment of previously accrued Federal, state and foreign income taxes on earnings.

     Purchases of machinery, equipment and leasehold improvements were $261,000 for 1998. The Company plans to spend approximately $300,000 during the second quarter of 1999 to renovate and expand its UK manufacturing facility and purchase a coordinate measuring machine for this facility.

     At December 31, 1998, the Company had no outstanding long or short-term debt. During 1998, the Company repaid $215,000 on a non-interest bearing note related to the acquisition of TestDesign.

     The Company realized net cash proceeds of $11.7 million (after payment of direct expenses of the Offering) from the sale of 1.82 million newly issued shares in the Offering in June 1997. The proceeds from the Offering are being used for working capital, general corporate purposes and possible acquisitions of businesses, technologies or products complementary to the Company's business.

     On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). The purchase price was $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments). The acquisition of TestDesign, which was accounted for using the purchase method, resulted in goodwill of $5.8 million, which is being amortized over a period of 15 years. In addition, the Company incurred transactions costs of approximately $425,000 in connection with the Acquisition. The Company funded the cash portion of the purchase price from its cash on hand.
At December 31, 1998, the Company's cash and cash equivalents included $4.9 million of temporary investments attributable to the Offering.

     The Company believes that existing cash and cash equivalents, its $1.5 million unused line of credit and the anticipated net cash provided from operations in 1999 will be sufficient to satisfy the Company's cash requirements including those of its new subsidiary for the foreseeable future. However, additional acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company, as an S corporation, historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future.

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

     Currently, the Company has a program in process to analyze potentially affected business and process systems and replace or correct all non-compliant critical business and process systems that it will require in the new millennium. Prior to the acquisition of TestDesign, the Company had completed its review and testing of its then existing systems and determined that they were Year 2000 compliant. The Company has identified those systems of TestDesign that are not yet Year 2000 compliant and has begun converting them to systems which are Year 2000 compliant. The Company has substantially completed the system modifications at TestDesign and anticipates that all of its systems will be Year 2000 compliant by mid-1999.

     The products that the Company has sold and currently sells are not date-sensitive, and therefore the Company believes its product related Year 2000 exposures are low.

     In conjunction with the Company's Year 2000 effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company's supply chain. The Company relies on subcontractors for fabrication and certain other processes performed on its products and utilizes third-party network equipment and software products which may or may not be Year 2000 compliant. In addition, the Company relies on utility and telecommunications suppliers to operate its businesses worldwide. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure from Year 2000 issues. The Company has received responses from over 85% of its domestic suppliers and is still awaiting responses from most of its foreign suppliers. The Company intends to replace any critical raw materials and fabrication suppliers which cannot demonstrate Year 2000 compliance before the end of the third quarter of 1999. There can be no assurance that the Company will be successful in its efforts to identify and resolve any Year 2000 issues involving its suppliers or to continue receiving products and services from these suppliers if Year 2000 problems were to materialize. The failure to resolve these issues could result in the shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

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

     The Company does not currently have any information concerning Year 2000 compliance of its customers. If any of the Company's significant customers and suppliers do not successfully and in a timely manner achieve Year 2000 compliance, and as a result of such non-compliance such customers operations are disrupted, shut-down or otherwise impacted, the Company's business or operations could be adversely affected. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

     The Company has not developed a comprehensive contingency plan to address situations which it believes to be beyond its control (i.e. such as utilities and telecommunications). There can be no assurance that the Company will be able to develop a contingency plan that will adequately address such issues that may arise in the Year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which could have a material adverse effect on the Company.

Exposure to International Operations
------------------------------------

     Revenues generated by the Company's foreign subsidiaries were 34%, 34% and 43% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

     Revenues denominated in foreign currencies were 24%, 27% and 35% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely effect results of operations. During the year ended December 31, 1998, the Company experienced foreign currency transaction gains of $47,000 while during the years ended December 31, 1997 and 1996, the Company experienced foreign exchange transaction losses of $63,000 and $31,000, respectively. The currency exchange translation gain in 1998 is primarily the result of the strengthening of the Japanese Yen against the U.S. dollar during 1998.

     The portion of the Company's consolidated revenues derived from sales to the Asia Pacific region were 25%, 28% and 26% for the years ended December 31, 1998, 1997 and 1996, respectively. Countries in the Asia Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects,"
"may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, the Company's actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; the ability of the Company to obtain patent protection, and enforce its patent rights, for existing and developing proprietary technologies; the ability of the Company to integrate successfully businesses, technologies or products which it may acquire; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators, tester interfaces and related ATE interface products.


Item 7A:  Quantitative and Qualitative Disclosure About Market Risk

     The Company is exposed to currency exchange rate risk in the normal course of its business. The Company employs risk management strategies including the use of forward exchange rate contracts to manage this exposure. The Company's objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations primarily in the Japanese Yen. The Company's Japanese operations expose its earnings to change in currency exchange rates because it's Japanese subsidiary makes its sales in Japanese Yen and purchases its sales inventory in U.S. dollars. Forward exchange rate contracts are used to establish a fixed conversion rate between the Japanese Yen and the U.S. dollar so that the level of the Company's gross margin from sales in Japan is not negatively impacted from significant movements in the Japanese Yen to U.S. dollar exchange rate. The Company purchases forward exchange rate contracts on a monthly basis in the amounts necessary to pay the U.S. dollar denominated obligations of its Japanese subsidiary. As of December 31, 1998, there were no forward exchange rate contracts outstanding.

     It is the Company's policy to enter into forward exchange rate contracts only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to significant fluctuations in currency exchange rates. The Company does not hedge all of its currency exchange rate risk exposures in a manner that would completely eliminate the impact of changes in currency exchange rates on its net income. The Company does not expect that its results of operations or liquidity will be materially affected by these risk management activities.

     The notional amounts of the Company's forward exchange rate contracts are used only to satisfy current payments to material vendors to be exchanged and are not a measure of the Company's credit risk or its future cash requirements. Exchange risk related to forward exchange rate contracts is limited to movement in the exchange rates that would provide a more favorable exchange rate than that locked in the forward contract and forward contract amounts purchased in excess of the amount needed by the Company to satisfy its obligations. The Company manages that rate risk by limiting the size of the forward contracts purchased to the known amount of obligations due and not purchasing forward contracts with settlement dates beyond 30 days. The Company believes that the risk of loss due to exchange rate fluctuations is remote and that any losses would not be material to its financial condition or results of operations.

Item 8:   Financial Statements and Supplementary Data

          Financial Statements are set forth in this report beginning at page F-1

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None


Part III:
--------

Item 10:  Directors and Executive Officers

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed prior to April 30, 1999.

Item 11:  Executive Compensation

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed prior to April 30, 1999.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed prior to April 30, 1999.

Item 13:  Certain Relationships and Related Transactions

     The information called for by this item is incorporated by reference to the Company's Proxy Statement for its 1999 annual meeting of stockholders which will be filed prior to April 30, 1999.

Item 14:  Exhibits, Financial Statement Schedules

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

      (ii) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts

      (iii) The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      On October 2, 1998, the Company filed an amendment to its Form 8-K filed on August 5, 1998. The Amended Form 8-K contained the financial statements required by Item 7 of Form 8-K relating to the Company's acquisition of TestDesign Corporation.

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number         Description of Exhibit

     3.1               Certificate of Incorporation.

     3.2               Bylaws of the Company

    10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association. (Amended effective as of June 30, 1998 pursuant to an Amendment to Loan Documents dated October 5, 1998 which is filed as Exhibit 10.11 to this Report)

    10.2 Lease Agreement, dated February 11, 1996, between First Industrial L.P. (formerly Cherry Hill Industrial Sites, Inc.) and the Company.

    10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.

    10.4 Tenancy Agreement, dated April 18, 1996, between Alambon Tools Private Limited and inTEST PTE.

    10.5               1997 Stock Plan.

    10.6 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.

    10.7 Lease Agreement, dated August 22, 1997, between First Industrial L.P (formerly Cherry Hill Industrial Sites, Inc.) and the Company.

    10.8 Lease Agreement between inTEST Limited and Alan Breck Robertson and Mavis Robertson dated March 3, 1998.

    10.9 Lease, dated January 16, 1998 between Tasman Associates and inTEST Sunnyvale (as successor by merger with TestDesign Corporation) and First Amendment signed February 24, 1999.

    10.10 Lease, dated June 12, 1998, between A. Bogomilsky and inTEST Sunnyvale (as successor by merger with TestDesign Corporation.

    10.11 Amendment to Loan Documents dated October 5, 1998, amending the loan agreement filed as Exhibit 10.1 to this Report.

    21                 Subsidiaries of the Company.

    23                 Consent of KPMG LLP.

    24                 Financial Data Schedule.

Signatures:

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


inTEST Corporation


By: /s/ Robert E. Matthiessen
    --------------------------------------
    Robert E. Matthiessen
    President and Chief Executive Officer

     Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alyn R. Holt                                     March 26, 1999
-------------------------------------------         ----------------
Alyn R. Holt, Chairman


/s/ Robert E. Matthiessen                            March 26, 1999
-------------------------------------------         ----------------
Robert E. Matthiessen, President,
Chief Executive Officer and Director
(principal executive officer)


/s/ Douglas W. Smith                                 March 26, 1999
-------------------------------------------         ----------------
Douglas W. Smith, Executive Vice President,
Chief Operating Officer and Director


/s/ Daniel J. Graham                                 March 26, 1999
-------------------------------------------         ----------------
Daniel J. Graham, Vice Chairman, Senior
Vice President


/s/ Hugh T. Regan, Jr.                               March 26, 1999
-------------------------------------------         ----------------
Hugh T. Regan, Jr., Treasurer and
Chief Financial Officer
(principal financial officer)


/s/ Hugh T. Regan, Sr.                               March 26, 1999
-------------------------------------------         ----------------
Hugh T. Regan, Sr., Secretary


/s/ Richard O. Endres                                March 26, 1999
-------------------------------------------         ----------------
Richard O. Endres, Director


/s/ Stuart F. Daniels                                March 26, 1999
-------------------------------------------         ----------------
Stuart F. Daniels, Ph.D., Director


/s/ Gregory W. Slayton                               March 26, 1999
-------------------------------------------         ----------------
Gregory W. Slayton, Director

                    Index to Exhibits

  3.1             Certificate of Incorporation.*

  3.2             Bylaws of the Company.*

 10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association. (Amended effective June 30, 1998 pursuant to an Amendment to Loan Documents dated October 5, 1998 which is filed as Exhibit 10.11 to this Report)*

 10.2 Lease, dated February 11, 1996, between First Industrial L.P. (formerly Cherry Hill Industrial Sites, Inc.) and the Company.*

 10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.*

 10.4 Tenancy Agreement, dated April 18, 1996, between Alambon Tools Private Limited and inTEST PTE.*

 10.5             1997 Stock Plan.**

 10.6 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.*

 10.7 Lease Agreement dated August 22, 1997, between First Industrial L.P. (formerly Cherry Hill Industrial Sites, Inc.) and the Company.***

 10.8 Lease Agreement between inTEST Limited and Alan Breck Robertson and Mavis Robertson dated March 3, 1998.****

 10.9 Lease, dated January 16, 1998, between Tasman Associates and inTEST Sunnyvale (as successor by merger with TestDesign Corporation) and First Amendment signed February 24, 1999.

 10.10 Lease, dated June 12, 1998, between A. Bogomilsky and inTEST Sunnyvale (as successor by merger with TestDesign Corporation).

 10.11 Amendment to Loan Documents dated October 5, 1998, amending the loan agreement filed as Exhibit 10.1 to this Report.

 21               Subsidiaries of the Company.

 23               Consent of KPMG LLP.

 27               Financial Data Schedule.


* Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-26457.

** Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-8, Registration Statement No. 333-44059.

*** Previously filed by the Company as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

**** Previously filed by the Company as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                         inTEST CORPORATION

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULE



                                                                          Page
CONSOLIDATED FINANCIAL STATEMENTS:

   Independent Auditors' Report                                           F- 1

   Consolidated Balance Sheets as of December 31, 1998 and 1997           F- 2

   Consolidated Statements of Earnings for the years ended
      December 31, 1998, 1997 and 1996                                    F- 3

   Consolidated Statements of Comprehensive Earnings for the
      years ended December 31, 1998, 1997 and 1996                        F- 4

   Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1998, 1997 and 1996                        F- 5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                    F- 6

   Notes to Consolidated Financial Statements                             F- 7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts                        F-27


Independent Auditors' Report



The Board of Directors and Stockholders
inTEST Corporation


We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 1998. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG LLP



Philadelphia, Pennsylvania
February 19, 1999
                       inTEST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                     December 31,
                                                                                ----------------------
                                                                                  1998          1997
                                                                                --------      --------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $  8,468      $ 12,035
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $168 and $144, respectively                               3,275         4,058
  Inventories                                                                      2,521         1,649
  Deferred tax asset                                                                 245           165
  Refundable domestic and foreign income taxes                                       658             -
  Other current assets                                                               137           136
                                                                                --------      --------
     Total current assets                                                         15,304        18,043
                                                                                --------      --------
Machinery and equipment:
  Machinery and equipment                                                          1,690         1,129
  Leasehold improvements                                                             223           179
                                                                                --------      --------
                                                                                   1,913         1,308
  Less:  accumulated depreciation                                                 (1,078)         (831)
                                                                                --------      --------
     Net machinery and equipment                                                     835           477
                                                                                --------      --------
Other assets                                                                         195           136
Goodwill                                                                           6,884         1,289
                                                                                --------      --------

     Total assets                                                               $ 23,218      $ 19,945
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    969      $  1,142
  Accrued expenses                                                                 1,023           955
  Domestic and foreign income taxes payable                                            -         1,291
                                                                                --------      --------
     Total current liabilities                                                     1,992         3,388
                                                                                --------      --------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                     -             -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
   6,536,034 and 5,911,034 shares issued and outstanding, respectively                65            59
  Additional paid-in capital                                                      16,647        13,981
  Retained earnings                                                                4,570         2,643
  Accumulated other comprehensive expense                                            (56)         (126)
                                                                                --------      --------
     Total stockholders' equity                                                   21,226        16,557
                                                                                --------      --------

     Total liabilities and stockholders' equity                                 $ 23,218      $ 19,945
                                                                                ========      ========


See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                             Years Ended December 31,
                                                                         -------------------------------
                                                                           1998        1997        1996
                                                                         -------     -------     -------
Net revenues                                                             $19,075     $20,746     $18,582
Cost of revenues                                                           8,402       7,808       6,755
                                                                         -------     -------     -------

       Gross margin                                                       10,673      12,938      11,827
                                                                         -------     -------     -------
Operating expenses:
  Selling expense                                                          3,346       2,789       2,471
  Research and development expense                                         1,934       1,737       1,928
  General and administrative expense                                       2,875       2,225       1,812
                                                                         -------     -------     -------

       Total operating expenses                                            8,155       6,751       6,211
                                                                         -------     -------     -------

Operating income                                                           2,518       6,187       5,616
                                                                         -------     -------     -------

Other income (expense):
  Interest income                                                            455         349         147
  Interest expense                                                            (3)        (15)        (11)
  Other                                                                       56         (74)        (35)
                                                                         -------     -------     -------

       Total other income                                                    508         260         101
                                                                         -------     -------     -------

Earnings before income taxes and minority interest                         3,026       6,447       5,717
                                                                         -------     -------     -------

Income tax expense                                                         1,099       2,090         858
                                                                         -------     -------     -------

Earnings before minority interest                                          1,927       4,357       4,859
Minority interest                                                              -         (25)       (213)
                                                                         -------     -------     -------

       Net earnings                                                      $ 1,927     $ 4,332     $ 4,646
                                                                         =======     =======     =======

Pro forma information (unaudited)(Note 3)
  Pro forma earnings before income taxes                                             $ 6,407     $ 5,627
  Pro forma income taxes                                                               2,680       2,251
  Pro forma net earnings                                                               3,726       3,376

  Earnings per share (1997 and 1996 information  is pro forma):
    Basic                                                                $  0.31     $  0.74     $  0.83
    Diluted                                                                 0.31        0.73        0.83

  Weighted average shares outstanding (1997 and 1996 information is pro forma):
    Basic                                                              6,169,596   5,068,349   4,091,034
    Diluted                                                            6,186,460   5,092,490   4,091,034


See accompanying Notes to Consolidated Financial Statements.

                inTEST CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                 (In thousands, except share data)

                                                    Years Ended December 31,
                                                 -------------------------------
                                                  1998        1997        1996
                                                 -------     -------     -------
Net earnings                                     $ 1,927     $ 4,332     $ 4,646

Foreign currency translation adjustments              70        (153)        (21)
                                                 -------     -------     -------

Comprehensive earnings                           $ 1,997     $ 4,179     $ 4,625
                                                 =======     =======     =======


See accompanying Notes to Consolidated Financial Statements.

                           inTEST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands, except share data)


                                                                              Accumulated
                                    Common Stock     Additional                  Other          Total
                                -------------------   Paid-In    Retained    Comprehensive   Stockholders'
                                 Shares     Amount    Capital    Earnings  Earnings(Expense)    Equity
                                ---------   -------  ----------  --------  ----------------  -------------
Balance, January 1, 1996        3,790,591   $    38   $    689   $  3,273      $   48          $  4,048
Dividends-$1.08 per share               -         -          -     (4,086)          -            (4,086)
Net earnings                            -         -          -      4,646           -             4,646
Other comprehensive expense             -         -          -          -         (21)              (21)
                                ---------   -------   --------   --------      ------          --------

Balance, December 31, 1996      3,790,591        38        689      3,833          27             4,587



Dividends-$1.46 per share               -         -          -     (5,522)          -            (5,522)
Net earnings                            -         -          -      4,332           -             4,332
Acquisition of minority interest  300,443         3      1,655          -           -             1,658
Issuance of common stock in
 connection with Offering, net  1,820,000        18     11,637          -           -            11,655
Other comprehensive expense             -         -          -          -        (153)             (153)
                                ---------   -------   --------   --------      ------          --------

Balance, December 31, 1997      5,911,034        59     13,981      2,643        (126)           16,557




Net earnings                            -         -          -      1,927           -             1,927
Issuance of common stock in
 connection with Acquisition      625,000         6      2,666          -           -             2,672
Other comprehensive earnings            -         -          -          -          70                70
                                ---------   -------   --------   --------      ------          --------


Balance, December 31, 1998      6,536,034   $    65   $ 16,647   $  4,570      $  (56)         $ 21,226
                                =========   =======   ========   ========      ======          ========


See accompanying Notes to Consolidated Financial Statements.

                           inTEST CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, except share data)


                                                                           Years Ended December 31,
                                                                        -----------------------------
                                                                          1998       1997       1996
                                                                        -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                          $ 1,927    $ 4,332    $ 4,646
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                           491        217        109
    Deferred taxes                                                          (79)      (165)         -
    Foreign exchange (gain) loss                                             17        (62)        31
    Allowance for bad debts                                                 (32)        49         51
    Minority interest                                                         -         25        213
    Changes in assets and liabilities, net of effects of Acquisition:
      Trade accounts and notes receivable, net                            1,747     (2,226)       925
      Inventories                                                            10       (352)       (66)
      Refundable domestic and state income taxes                           (658)         -          -
      Other current assets                                                   32        (71)       (61)
      Accounts payable                                                     (315)       659       (235)
      Domestic and foreign income tax payable                            (1,333)       845       (118)
      Dividends payable                                                       -       (973)         -
      Accrued expenses                                                     (244)       331         50
                                                                        -------    -------    -------
Net cash provided by operating activities                                 1,563      2,609      5,535
                                                                        -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                          (4,629)         -          -
  Purchase of machinery and equipment                                      (261)       (70)      (554)
  Other long-term asset                                                     (42)       (54)       (65)
                                                                        -------    -------    -------
Net cash used in investing activities                                    (4,932)      (124)      (619)
                                                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                              -     (5,541)    (3,339)
  Net principal debt borrowings (repayments)                               (215)      (189)       189
  Net proceeds from public offering                                           -     11,655          -
                                                                        -------    -------    -------
Net cash provided by (used in) financing activities                        (215)     5,925     (3,150)
                                                                        -------    -------    -------
Effects of exchange rates on cash                                            17        (67)         7
                                                                        -------    -------    -------
Net cash provided by (used in) all activities                            (3,567)     8,343      1,773

Cash and cash equivalents at beginning of period                         12,035      3,692      1,919
                                                                        -------    -------    -------
Cash and cash equivalents at end of period                              $ 8,468    $12,035    $ 3,692
                                                                        =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Details of Acquisition:
    Fair value of assets acquired net of cash acquired                  $ 2,003
    Liabilities assumed                                                    (549)
    Common stock issued                                                  (2,672)
    Goodwill resulting from Acquisition                                   5,847
                                                                        -------
  Net cash paid for Acquisition                                         $ 4,629
                                                                        =======
Cash payments made for:
  Domestic and foreign income taxes                                     $ 3,210    $ 1,366    $   977
  Interest                                                                    3         14         11


See accompanying Notes to Consolidated Financial Statements.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(1)   NATURE OF OPERATIONS

      inTEST Corporation (the "Company") designs, manufactures and markets docking hardware, test head manipulators and tester interfaces used by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related automatic test equipment interface products.

      The consolidated entity is comprised of inTEST Corporation (parent) and seven 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware) (acquired in the third quarter of 1998
      - see Note 4), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

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


      Reclassification
      ----------------

      Certain prior year amounts have been reclassified to conform with the current year presentation.


      Cash and Cash Equivalents
      -------------------------

      Short-term investments, which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost, which approximates market value.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Notes Receivable
      ----------------

      Notes receivable are due from trade customers in Japan, and have original maturities of less than four months. The notes are non-interest bearing. Notes receivable were $524 and $784 at December 31, 1998 and 1997, respectively.


      Bad Debts
      ---------

      The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers financial condition. Bad debt expense (recoveries) was $(5), $61 and $52 for the years ended December 31, 1998, 1997 and 1996, respectively.


      Inventories
      -----------

      Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.


      Machinery and Equipment
      -----------------------

      Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $238, $175 and $112 for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

      Intangibles
      -----------

      Goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries and the acquisition of TestDesign is amortized on a straight line basis over 15 years. Total amortization expense for the years ended December 31, 1998, 1997 and 1996 was $252, $49 and $-0-, respectively. The Company assesses the potential impairment of its intangible assets based on anticipated undiscounted cash flows from operations. At December 31, 1998, no impairment was indicated.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Income Taxes
      ------------

      Just prior to the closing of the Offering, the Company terminated its status as an S corporation for Federal tax purposes and in the State of New Jersey. As an S corporation, any Federal and certain New Jersey state income tax liabilities were those of the former S corporation stockholders, not of the Company. All tax liabilities on income earned subsequent to the revocation of the S corporation election are liabilities of the Company. The Company is taxed in foreign countries and for activity in certain states. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes.


      Net Earnings Per Common Share
      -----------------------------

      Net earnings per common share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common and common share equivalents outstanding during each year. Common share equivalents include stock options using the treasury stock method.

      A reconciliation of weighted average shares outstanding - basic to weighted average shares outstanding - diluted appears below:

                                                                Years Ended December 31,
                                                           -----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    ---------
      Weighted average shares outstanding-basic            6,169,596    5,068,349    4,091,034
      Potentially dilutive securities:
        Employee stock options                                16,864       24,141            -
                                                           ---------    ---------    ---------
      Weighted average shares outstanding-diluted          6,186,460    5,092,490    4,091,034
                                                           =========    =========    =========

      As discussed in Note 3, pro forma earnings per share information for the years ended December 31, 1997 and 1996 includes certain adjustments to reflect results as if (i) the Company had been taxed as a C corporation for all of 1996 and 1997 and (ii) the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred January 1, 1996.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Revenue Recognition
      -------------------

      Revenue from sales of products are recognized upon shipment to customers.


      Research and Development
      ------------------------

      Research and development costs are expensed as incurred.


      Product Warranties
      ------------------

      The Company generally provides product warranties and records estimated warranty expense at the time of sale based upon historical claims experience.


      Stock Based Compensation
      ------------------------

      SFAS No. 123, Accounting for Stock-Based Compensation was adopted by the Company effective with adoption of its 1997 Stock Plan. As permitted by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.


      Foreign Currency
      ----------------

      The accounts of the foreign subsidiaries are translated in accordance with the SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated and reflected as other comprehensive earnings or expense in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.


      Financial Instruments
      ---------------------

      The Company's financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Pronouncements
      -----------------------------

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. The Company adopted this Statement for the year ended December 31, 1998, as required (see Note 5).

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This Statement requires that certain costs related to the development or purchase of internal software be capitalized and amortized over the estimated useful life of the software. This Statement also requires that costs related to the preliminary project stage and the post implementation/operation stage of an internal use computer software development project be expensed as incurred. The Company plans to adopt this Statement in the first quarter of 1999, as required. The adoption of this Statement is not expected to have a material affect on the results of operations, financial condition or long-term liquidity of the Company.



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

      Accordingly, for informational purposes, the following pro forma information for the years ended December 31, 1997 and 1996, respectively, is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1996. The difference between the Federal statutory income tax rate and the pro forma income tax rate is as follows:



                                                                  Years Ended
                                                                  December 31,
                                                             ----------------------
                                                             1997             1996
                                                             ----              ----
      Federal statutory tax rate                              34%               34%
      State income taxes, net of Federal benefit               4                 3
      Foreign income taxes                                     4                 3
      Non-deductible goodwill amortization                     1                 1
      Research credits                                        (1)               (1)
                                                              --                --
      Pro forma income tax rate                               42%               40%
                                                              ==                ==


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(3)   PRO FORMA STATEMENT OF EARNINGS INFORMATION (Unaudited)(Continued)


      Set forth below are pro forma results of the Company's operations for the years ended December 31, 1997 and 1996. These pro forma results reflect adjustments for:

      (i)   the aforementioned change in method of computing taxes; and

      (ii) the amortization of goodwill resulting from the acquisition of minority interests in the Company's three foreign subsidiaries, net of the elimination of the minority interests charge reflected in the historical financial statements, as if the Exchange (as described in Note 1) had occurred on January 1, 1996. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.


                                                                           Years Ended December 31,
                                                                           ------------------------
                                                                             1997            1996
                                                                           --------        --------
            Pro forma earnings before income taxes                         $  6,407        $  5,627
            Pro forma income taxes                                            2,680           2,251
            Pro forma net earnings                                            3,726           3,376
            Pro forma net earnings per common share - basic                $   0.74        $   0.83
            Pro forma weighted average common shares outstanding -
              basic                                                       5,068,349       4,091,034
            Pro forma net earnings per common share - diluted              $   0.73        $   0.83
            Pro forma weighted average common and common share
              equivalents outstanding - diluted                           5,092,490       4,091,034



      Pro forma net earnings per common share - basic was calculated by dividing pro forma net earnings by the pro forma weighted average number of common shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1996.

      Pro forma net earnings per common share - diluted was calculated by dividing pro forma net earnings by the pro forma weighted average number of shares of common and common share equivalents outstanding during the period calculated as if the Exchange had occurred on January 1, 1996.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(4)   ACQUISITION

      On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). Subsequent to the Acquisition, the Company changed the name of TestDesign to inTEST Sunnyvale Corp. TestDesign is engaged in the design and manufacture of tester interfaces used by the semiconductor industry. The purchase price was $4.4 million in cash and 625,000 shares of the Company's Common Stock (subject to certain adjustments). An escrow held by a third party escrow agent of $1.0 million of the cash portion of the purchase price was established at closing. If the Company is entitled to indemnification pursuant to the terms of its agreement with the Seller, such claims will be paid first from any funds held in escrow. The escrowed funds will remain in escrow until July 31, 2000, unless any indemnity claims are then pending, in which case an amount equal to the amount of such pending claims will be retained in escrow until resolution of the claims. Although the Company's Common Stock had a market price of $4.75 per share on the closing date of the transaction, all of the 625,000 shares issued in connection with the Acquisition are subject to legal restrictions on transfer and have been valued at a 10% discount to the market price of the shares. In addition, the Company incurred transaction costs of approximately $425,000 in completing the Acquisition. The following is an allocation of the purchase price:


           Cash payment                                      $ 4,400
           Transaction costs                                     425
           625,000 common shares at $4.28                      2,672
                                                             -------
                                                               7,497
           Estimated fair value of identifiable assets
             acquired net of liabilities assumed               1,650
                                                             -------
           Goodwill to be amortized over 15 years            $ 5,847
                                                             =======


        The Acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of the Acquisition. The following unaudited pro forma information presents
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(4)   ACQUISITION (Continued)

      a summary of consolidated results of operations for the Company and TestDesign as if the Acquisition had occurred on January 1, 1997 (the 1997 amounts also reflect the pro forma adjustments described in Note 3):


                                                               Years Ended December 31,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
      Pro forma net revenues                                  $ 23,335         $ 29,689
      Pro forma earnings before income taxes                     2,892            6,440
      Pro forma income taxes                                     1,081            2,698
      Pro forma net earnings                                     1,811            3,742

      Pro forma net earnings per common share - basic         $   0.28         $   0.66
      Pro forma weighted average common shares
        outstanding - basic                                  6,536,034        5,693,349

      Pro forma net earnings per common share - diluted       $   0.28         $   0.65
      Pro forma weighted average common and common
        share equivalents outstanding - diluted              6,548,519        5,717,490



(5)   SEGMENT INFORMATION

      The various products the Company designs, manufactures and markets, which include docking hardware, test head manipulators and tester interfaces, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets that are manufactured by third parties, which include high performance test sockets, interface boards and probing assemblies. The Company operates its business worldwide and divides the world into three geographic segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey, and California; the Asia-Pacific segment includes the Company's design and service facilities in Singapore and Japan; and the Europe segment includes the Company's manufacturing,
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)




(5)   SEGMENT INFORMATION (Continued)

      design and service facility in the UK. Each segment sells Company designed and manufactured products, while products produced by third party manufacturers are primarily distributed by the Company's Asia-Pacific segment. All three segments sell to semiconductor manufacturers and automatic test equipment manufacturers. The North America segment sells through company account managers and independent sales representatives; the Asia-Pacific segment sells through company account managers and independent sales representatives; and the Europe segment sells through company account managers.

      Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing segments. The Company acquired TestDesign in August 1998 and has included it in the North America segment.


                                                               Years Ended December 31,
                                                           -------------------------------
                                                             1998        1997        1996
                                                           -------     -------     -------
      Revenues from unaffiliated customers:
        North America                                      $12,637     $13,608     $10,614
        Asia - Pacific                                       4,727       5,743       4,860
        Europe                                               1,711       1,395       3,108
                                                           -------     -------     -------
                                                           $19,075     $20,746     $18,582
                                                           =======     =======     =======

      Affiliate sales or transfer from:
        North America                                      $   943     $   768     $ 1,321
        Asia - Pacific                                           -           -           -
        Europe                                                 378         500          54
                                                           -------     -------     -------
                                                           $ 1,321     $ 1,268     $ 1,375
                                                           =======     =======     =======

      Depreciation/amortization:
        North America                                      $   413     $   127     $    22
        Asia - Pacific                                          53          69          63
        Europe                                                  24          28          27
                                                           -------     -------     -------
                                                           $   490     $   224     $   112
                                                           =======     =======     =======

      Operating income:
        North America                                      $ 1,705     $ 5,067     $ 3,815
        Asia - Pacific                                         299         651         432
        Europe                                                 514         469       1,369
                                                           -------     -------     -------
                                                           $ 2,518     $ 6,187     $ 5,616
                                                           =======     =======     =======


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(5)   SEGMENT INFORMATION (Continued)


                                                               Years Ended December 31,
                                                           -------------------------------
                                                            1998        1997        1996
                                                           -------     -------     -------
      Earnings before income taxes:
        North America                                      $ 2,100     $ 5,356     $ 3,916
        Asia - Pacific                                         379         606         415
        Europe                                                 547         485       1,386
                                                           -------     -------     -------
                                                           $ 3,026     $ 6,447     $ 5,717
                                                           =======     =======     =======

      Income tax expense:
        North America                                      $   747     $ 1,517     $   134
        Asia - Pacific                                         263         463         343
        Europe                                                  89         110         381
                                                           -------     -------     -------
                                                           $ 1,099     $ 2,090     $   858
                                                           =======     =======     =======

      Net earnings:
        North America                                      $ 1,353     $ 3,839     $ 3,781
        Asia - Pacific                                         116         131          20
        Europe                                                 458         362         845
                                                           -------     -------     -------
                                                           $ 1,927     $ 4,332     $ 4,646
                                                           =======     =======     =======

      Identifiable assets:
        North America                                      $20,226     $16,177     $ 5,408
        Asia - Pacific                                       1,706       2,679       1,409
        Europe                                               1,286       1,089         899
                                                           -------     -------     -------
                                                           $23,218     $19,945     $ 7,716
                                                           =======     =======     =======


      Substantially all interest income is generated by the North America segment. Export sales from the Company's domestic manufacturing facilities (New Jersey and California) totaled $4,380, $2,042 and $3,486 during the years ended December 31, 1998, 1997 and 1996, respectively. During the years ended December 31, 1998, 1997 and 1996 the Company had sales to Japan of $2,932, $4,277 and $3,376, respectively.


(6)   MAJOR CUSTOMERS

      The Company's customers are in the semiconductor industry. During 1998, 1997 and 1996 the Company had sales to certain customers which exceeded 10% of the Company's consolidated revenues. Those sales were as follows:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(6)   MAJOR CUSTOMERS (Continued)


      Customer                                           1998         1997         1996
      ---------------------------------------------------------------------------------
         A (North America, Asia-Pacific)                  16%          11%          16%
         B (North America, Asia-Pacific)                  13            5            7
         C (North America, Asia-Pacific, Europe)          11            7            5
         D (North America, Asia-Pacific, Europe)           7           11            6
                                                          --           --           --
         Total                                            47%          34%          34%
                                                    ==           ==           ==


      Additionally, at December 31, 1998, these four customers accounted for 36% of trade receivables.


(7)   INVENTORIES

      Inventories held at December 31, were comprised of the following:

                                                1998        1997
                                               ------      ------
      Raw materials                            $1,097      $  364
      Work in process                           1,305       1,044
      Finished goods                              339         360
      Reserve for obsolete inventory             (220)       (119)
                                               ------      ------
                                               $2,521      $1,649
                                               ======      ======


(8)   LINE OF CREDIT

      The Company has a $1.5 million line of credit. Borrowings under this line of credit are principally used for working capital purposes. Borrowings on the line of credit bear interest at prime rate, which is payable monthly on any outstanding balance. The Company is required to maintain a $50 compensating balance at the bank which granted the line of credit. The credit line expires on June 29, 1999. At December 31, 1998, there were no borrowings outstanding.


(9)   STOCK OPTION PLAN

      The 1997 Stock Plan (the "Plan") provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock and for other stock-based awards to key employees and directors responsible for the direction and management of the Company and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by the Board of Directors
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(9)   STOCK OPTION PLAN (Continued)

      of the Company) and the Key Employee Plan (administered by the Compensation Committee of the Board of Directors of the Company). The Company has reserved 500,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

      No option may be granted with an exercise period in excess of ten years from date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant; the exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors.

      Had compensation costs for the Company's stock-based compensation plans been determined consistent with FAS 123, the Company's net earnings and net earnings per share for the years ended December 31, 1998 and 1997, would have been reduced to the unaudited pro forma amounts indicated below:

                                                        1998        1997
                                                       -------     -------
      Net earnings:
        As reported (pro forma for 1997)               $ 1,927     $ 3,726
        Pro forma                                      $ 1,790     $ 3,643

      Net earnings per share - basic:
        As reported (pro forma for 1997)               $  0.31     $  0.74
        Pro forma                                      $  0.29     $  0.72


      The fair value for stock options granted in 1998 and 1997 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                        1998        1997
                                                       -------     -------
      Risk-free interest rate                           5.65%       5.67%
      Dividend yield                                    0.00%       0.00%
      Expected common stock market price
        volatility factor                               0.82        0.65
      Weighted average expected life of
        stock options                                  5 years     5 years


      The per share weighted average fair value of stock options issued by the Company in 1998 and 1997 was $3.92 and $4.61, respectively.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(9)   STOCK OPTION PLAN (Continued)

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

      The following table summarizes the stock option activity for the periods ended December 31, 1998 and 1997:



                                                                    Weighted
                                                                     Average
                                                     Number         Exercise
                                                    of Shares         Price
                                                    ---------       --------
      Options outstanding, January 1, 1997                 -            -
      Granted                                        160,000          $7.72
      Exercised                                            -            -
      Canceled                                        (9,000)          7.50
                                                     -------          -----
      Options outstanding, December 31, 1997         151,000          $7.73
        (none exercisable)                           =======          =====

      Granted                                        150,000          $4.25
      Exercised                                            -            -
      Canceled                                       (10,000)          6.00
                                                     -------          -----
      Options outstanding, December 31, 1998         291,000          $5.10
        (28,200 exercisable)                         =======          =====



      On June 30, 1998, the Company modified 131,000 options originally exercisable at $7.50 per share and 10,000 options originally exercisable at $11.00 per share to reduce the exercise price of such options to $6.00 per share.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(9)   STOCK OPTION PLAN (Continued)


      The following table summarizes information about stock options outstanding at December 31, 1998:


                                                     Weighted                  Weighted
                                                     Average                   Average
                                         Weighted    Exercise                  Exercise
      Range of     Number                 Average    Price of      Number      Price of
      Exercise   Outstanding   Maximum   Remaining  Outstanding  Exercisable  Exercisable
       Prices    at 12/31/98     Life      Life       Options    at 12/31/98    Options
      --------   -----------   --------  ---------  -----------  -----------  -----------
      $ 6.00       141,000     10 years  8.5 years    $ 6.00       28,200       $ 6.00

      $ 4.25       150,000     10 years  9.6 years    $ 4.25            -         N/A



(10)  COMMITMENTS

      The Company leases its offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2005. Total rental expense for the years ended December 31, 1998, 1997 and 1996 was $536, $442 and $422, respectively.
      The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 1998, are as follows:

                          1999                   $ 541
                          2000                   $ 318
                          2001                   $ 281
                          2002                   $ 262
                          2003                   $ 153
                          Thereafter             $  70


(11)  INCOME TAXES

      As discussed in Notes 2 and 3, prior to the Offering the Company had elected S corporation status for Federal and state of New Jersey tax purposes, and therefore, was not directly subject to Federal and certain New Jersey income taxes. Immediately prior to the Offering, the Company terminated its status as an S corporation and is now subject to Federal and additional state income taxes. In addition, the Company is taxed in foreign countries and for activity in certain states. For Federal, state and foreign jurisdictions in which the Company is subject to taxation, the temporary differences that give rise to deferred tax assets and liabilities were not significant at December 31, 1996. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $1.9 million at December 31, 1998. Management intends to repatriate a portion of the earnings of its foreign subsidiaries during 1999. The estimated tax effect of distributing such earnings is expected to be offset by available foreign tax credits.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(11)  INCOME TAXES (Continued)


      Earnings before income taxes were as follows:


                                             Years Ended December 31,
                                            --------------------------
                                             1998      1997      1996
                                            ------    ------    ------
      Domestic                              $2,100    $5,356    $3,916
      Foreign                                  926     1,091     1,801
                                            ------    ------    ------
                                            $3,026    $6,447    $5,717
                                            ======    ======    ======



      Income tax expense was as follows:


                                             Years Ended December 31,
                                            --------------------------
                                             1998      1997      1996
                                            ------    ------    ------
      Current:
        Domestic - Federal                  $  772    $1,379    $    -
        Domestic - state                        54       303       134
        Foreign                                352       573       724
                                            ------    ------    ------
                                             1,178     2,255       858
                                            ------    ------    ------
      Deferred:
        Domestic - Federal                     (54)     (147)        -
        Domestic - state                       (25)      (18)        -
                                            ------    ------    ------
                                               (79)     (165)        -
                                            ------    ------    ------
      Income tax expense                    $1,099    $2,090    $  858
                                            ======    ======    ======


      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(11)  INCOME TAXES (Continued)


                                                                 1998       1997
                                                                -----      -----
      Deferred Tax Assets:
        Accrued vacation pay                                    $  91      $  69
        Allowance for doubtful accounts                            60         47
        Inventories (principally due to obsolescence reserve)     107         42
        Accrued warranty                                           17          9
        Excess foreign tax credit carryforward                      -         17
        Capital loss carryforward                                  90          -
        Other                                                      (5)         5
                                                                -----      -----
                                                                  360        189
        Valuation allowance                                       (90)       (17)
                                                                -----      -----
            Deferred tax assets                                   270        172
                                                                -----      -----
      Deferred Tax Liabilities:
        Accrued royalty income                                    (25)        (7)
                                                                -----      -----
      Net deferred tax asset                                    $ 245      $ 165
                                                                =====      =====


      Based on the Company's history of prior operating earnings, and its expectation of the future, management believes that taxable income will more likely than not be sufficient to realize the net deferred tax assets of $245 at December 31, 1998. A valuation allowance of $90 was established in 1998 to offset the domestic capital loss carryforward. A valuation allowance of $17 was established in 1997 to offset the foreign tax credit carryforward, which was realized in 1998.

      An analysis of the effective tax rate on earnings and a reconciliation from the expected statutory rate are as follows:


                                                        Years Ended December 31,
                                                      ---------------------------
                                                       1998      1997       1996
                                                      ------    ------    -------
      Expected income tax provision at U.S.
       Statutory rate                                 $1,029    $2,192    $ 1,944
      State taxes, net of Federal benefit                 19       188        134
      Increase (decrease) in tax from:
        Non-deductible goodwill                           86        17          -
        Foreign income tax rate differences               12       219        133
        Tax exempt interest                              (80)        -          -
        S corporation earnings not subject to
         Federal taxation                                  -      (549)    (1,353)
        Other                                             33        23          -
                                                      ------    ------    -------
      Income tax expense                              $1,099    $2,090    $   858
                                                      ======    ======    =======


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(12)  EMPLOYEE BENEFIT PLANS

      In 1996, the Company instituted a defined contribution 401(k) plan for its employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age and have completed six months of service with the Company are eligible to participate in the plan. Under the plan, the Company matches employee contributions dollar for dollar up to 10% of the employee's annual compensation up to $5. In addition, the Company may match employee contributions dollar for dollar for amounts exceeding 10% up to 15% of the employee's annual compensation to a maximum of $5. Employer contributions vest over a six-year period. The Company contributed $157, $129 and $71 to the plan for the years ended December 31, 1998, 1997 and 1996, respectively.

      TestDesign adopted a defined contribution 401(k) plan for its employees in July 1994. All permanent employees who are at least 18 years of age and have completed six months of service with TestDesign are eligible to participate in the plan. Under the plan, TestDesign matches employee contributions equal to 25% of an employee's contributions up to 5% of gross salary. Matching contributions for the plan were $6 from the date of the Acquisition through December 31, 1998. In addition, the plan allows TestDesign to make discretionary matching contributions up to 6.5% of an employee's gross salary for the year based upon TestDesign's profitability. There were no discretionary matching contributions made from the date of the Acquisition through December 31, 1998. Effective October 1, 1998, all TestDesign permanent employees who were at least 18 years of age and had completed six months of service were offered enrollment in the Company's 401(k) plan, and employee contributions and employer matching contributions into the TestDesign plan ceased. The Company is currently in the process of terminating the TestDesign plan at which time the former participants will have the option of rolling their assets into the Company's plan.

      The Company sponsored a noncontributory pension plan for an employee of its U.K. subsidiary until July 1998, when that employee retired from the Company. The Company has no other defined contribution or defined benefit plans.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(13)  ACCRUED EXPENSES

      Accrued expenses consists of the following:


                                                      December 31,
                                                  --------------------
                                                   1998          1997
                                                  ------        ------
      Accrued vacation                           $  236        $  181
      Accrued commissions                           206           285
      Accrued directors fees                        109             -
      Accrued wages                                 106            81
      Customer deposits                             100           200
      Accrued professional fees                      78            68
      Accrued warranty                               45            25
      Accrued shareholder relations                  42            50
      Accrued other                                 101            65
                                                 ------        ------
                                                 $1,023        $  955
                                                 ======        ======




(14)  RELATED PARTY TRANSACTIONS

      The Company paid consulting fees to one individual who is a member of the Board of Directors of the parent company which totaled $56 and $17 during the years ended December 31, 1998 and 1997, respectively. There were no consulting fees paid to related parties during the year ended December 31, 1996.

      During 1998, in connection with the Acquisition of TestDesign, the Company repaid $215 on a note due to a firm ("PRIM") controlled by Douglas W. Smith, Executive Vice President and Chief Operating Officer of the Company. This note, which did not bear interest or have a maturity date, evidenced borrowings that TestDesign had made from PRIM prior to the Acquisition. In addition, subject to the terms of a consulting agreement between TestDesign and Gregory W. Slayton, a current board member of the Company, the Company paid directly to Mr. Slayton, on behalf of TestDesign, $170,000 in cash and 31,250 shares of the Company's common stock. These payments are included in the merger consideration and are accounted for as described in Note 4.

      The Company's foreign subsidiaries paid directors' fees to several individuals who are members of management of the parent company which totaled $104, $177 and $192 during the years ended December 31, 1998, 1997 and 1996, respectively.

      At December 31, 1998 and 1997 there were $49 and $75 of foreign directors' fees payable to members of management of the parent company. There were no amounts outstanding in prior years.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(15)  LEGAL PROCEEDINGS

      On November 18, 1998, the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit against a competitor for infringement of a United States patent held by the Company (the "815 Patent").

      The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a heavy electronic test head of a test system with respect to an electronic device handler. The system is used in the automatic testing of integrated circuits and other electronic devices. The Company sells products covered by the 815 Patent worldwide.

      As alleged in the complaint, the competitor began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringe claims of the 815 Patent. The parties have been discussing possible settlement of the dispute since the Company first became aware of the infringement in 1991. Discussions were abated at the end of 1995 so that the United States Patent and Trademark Office (the
      "PTO") could reexamine the 815 Patent. On April 7, 1998, the PTO completed the reexamination and affirmed the patentability of the nine claims in the patent with minor, technical, clarifying changes. Thereafter, the parties resumed settlement negotiations, however, to date such negotiations have been unsuccessful.

      The complaint asks the court to enjoin the competitor from further acts of infringement, including the acts of manufacturing, using, offering for sale, selling and importing positioner systems that embody the invention claimed in the 815 Patent. The complaint also asks the court to award the Company damages, including the Company's lost profits. Alleging that the competitor's infringement is and has been deliberate, willful, and wanton, with knowledge of the Company's patent rights, the complaint asks the court to award increased damages up to three times the amount assessed. The complaint also seeks an award of interest, costs and reasonable attorney fees.

      All legal fees incurred in connection with this matter have been expensed. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.



(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 1998. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

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


                                                               Quarters Ended
                                                ---------------------------------------------
                                                 3/31/98     6/30/98     9/30/98    12/31/98      Total
                                                ---------   ---------   ---------   ---------   ---------
      Net revenues                              $   5,626   $   5,163   $   4,449   $   3,837   $  19,075
      Gross margin                                  3,426       3,029       2,331       1,887      10,673
      Earnings (loss) before income tax expense     1,822       1,458         360        (614)      3,026
      Income tax expense                              668         550         133        (252)      1,099
      Net earnings (loss)                           1,154         908         227        (362)      1,927
      Net earnings (loss) per share - basic        $ 0.20      $ 0.15      $ 0.04      $(0.06)     $ 0.31
      Weighted average shares outstanding -
        basic                                   5,911,034   5,911,034   6,311,849   6,536,034   6,169,596
      Net earnings (loss) per share - diluted      $ 0.19      $ 0.15      $ 0.04      $(0.06)     $ 0.31
      Weighted average common and common share
        equivalents outstanding - diluted       5,924,949   5,918,809   6,317,578   6,575,910   6,186,460
      Other comprehensive earnings (expense)    $     (42)  $     (19)  $      19   $     112   $      70



                                                              Quarters Ended
                                               ---------------------------------------------
                                                3/31/97     6/30/97     9/30/97    12/31/97      Total
                                               ---------   ---------   ---------   ---------   ---------
      Net revenues                             $   3,887   $   4,619   $   6,212   $   6,028   $  20,746
      Gross margin                                 2,285       2,784       3,893       3,976      12,938
      Pro form earnings before income tax
        expense                                    1,000       1,321       2,190       1,896       6,407
      Pro forma income tax expense                   462         578         924         716       2,680
      Pro forma net earnings                         538         743       1,266       1,180       3,726
      Pro forma net earnings per share-basic      $ 0.13      $ 0.18      $ 0.21      $ 0.20      $ 0.74
      Pro forma weighted average shares
        outstanding - basic                    4,091,034   4,331,034   5,911,034   5,911,034   5,068,349
      Pro forma net earnings per share-diluted    $ 0.13      $ 0.17      $ 0.21      $ 0.20      $ 0.73
      Pro forma weighted average common and
        common share equivalents outstanding-
        diluted                                4,091,034   4,332,242   5,966,413   5,950,235   5,092,490
      Other comprehensive earnings (expense)   $     (61)  $      51   $     (65)  $     (78)  $    (153)


                      inTEST CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                      Balance                       Additions
                                         at      Acquisition   --------------------   Balance at
                                     Beginning       of                    Other        End of
                                     of Period   TestDesign    Expense   Deductions     Period
                                     ---------   -----------   -------   ----------   ----------
Year Ended December 31, 1996
  Bad debt reserve                     $ 45         $  -        $ 52        $  1         $ 96
  Inventory obsolescence reserve          -            -          56          56            -
  Warranty reserve                        -            -         196         171           25

Year Ended December 31, 1997
  Bad debt reserve                       96            -          61          13          144
  Inventory obsolescence reserve          -            -         178          59          119
  Warranty reserve                       25            -         147         147           25

Year Ended December 31, 1998
  Bad debt reserve                      144           54          (5)         25          168
  Inventory obsolescence reserve        119           38         193         130          220
  Warranty reserve                       25           20         202         202           45
