Form 10-Q
period 1999-03-31
INTEST CORP
filed 1999-05-11
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                 ----------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999
                                           --------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

                   Commission File Number 0-22529
                                          -------

                           inTEST Corporation
-----------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   22-2370659
---------------------------------           ---------------------------------
(State or other jurisdiction of            (I.R.S Employer Identification No.)
 incorporation or organization)

2 Pin Oak Lane, Cherry Hill, New Jersey                            08003
----------------------------------------                          --------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:     (609) 424-6886
                                                       ------------------

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

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1999:

                                 6,536,034
                         inTEST CORPORATION

                               INDEX


PART 1.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
         and December 31, 1998                                             1

         Consolidated Statements of Earnings (unaudited) for the
         three months ended March 31, 1999 and 1998                        2

         Consolidated Statements of Comprehensive Earnings
         (unaudited) for the three months ended March 31, 1999 and 1998    3

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the three months ended March 31, 1999                         4

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 1999 and 1998                        5

         Notes to Consolidated Financial Statements (unaudited)          6 -11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12-18

Item 3.  Quantitative and Qualitative Disclosures About Market
           Market Risk                                                    19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities and Use of Proceeds                       21-22

Item 3.  Defaults Upon Senior Securities                                  22

Item 4.  Submission of Matters to a Vote of Securities Holders            22

Item 5.  Other Information                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 23
                   inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)


                                                               March 31,     Dec. 31,
                                                                 1999          1998
                                                               ---------     --------
                                                              (Unaudited)    (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 8,780      $ 8,468
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $168 and $168, respectively              4,138        3,275
  Inventories                                                     2,570        2,521
  Deferred tax asset                                                245          245
  Refundable domestic and foreign income taxes                        -          658
  Other current assets                                              189          137
                                                                -------      -------
     Total current assets                                        15,922       15,304
                                                                -------      -------
Machinery and equipment:
  Machinery and equipment                                         1,747        1,690
  Leasehold improvements                                            227          223
                                                                -------      -------
                                                                  1,974        1,913
  Less: accumulated depreciation                                 (1,135)      (1,078)
                                                                -------      -------
     Net machinery and equipment                                    839          835
                                                                -------      -------
Other assets                                                        193          195
Goodwill                                                          6,765        6,884
                                                                -------      -------
     Total assets                                               $23,719      $23,218
                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 1,149      $   969
  Accrued expenses                                                  866        1,023
  Domestic and foreign income taxes payable                         381            -
                                                                -------      -------
     Total current liabilities                                    2,396        1,992
                                                                -------      -------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                  -            -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     6,536,034 shares issued and outstanding                         65           65
  Additional paid-in capital                                     16,647       16,647
  Retained earnings                                               4,742        4,570
  Accumulated other comprehensive expense                          (131)         (56)
                                                                -------      -------
     Total stockholders' equity                                  21,323       21,226
                                                                -------      -------
     Total liabilities and stockholders' equity                 $23,719      $23,218
                                                                =======      =======


               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)
                                     (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                 1999        1998
                                                               --------    --------
Net revenues                                                   $ 4,811     $ 5,626
Cost of revenues                                                 2,279       2,200
                                                               -------     -------
      Gross margin                                               2,532       3,426
                                                               -------     -------
Operating expenses:
   Selling expense                                                 785         741
   Research and development expense                                653         421
   General and administrative expense                              863         594
                                                               -------     -------
      Total operating expenses                                   2,301       1,756
                                                               -------     -------
Operating income                                                   231       1,670
                                                               -------     -------
Other income (expense):
   Interest income                                                  70         127
   Interest expense                                                  -          (1)
   Other                                                            (4)         26
                                                               -------     -------
      Total other income                                            66         152
                                                               -------     -------
Earnings before income taxes                                       297       1,822

Income tax expense                                                 125         668
                                                               -------     -------

      Net earnings                                             $   172     $ 1,154
                                                               =======     =======

Net earnings per common share - basic                            $0.03       $0.20

Weighted average common shares outstanding - basic           6,536,034   5,911,034

Net earnings per common share - diluted                          $0.03       $0.19

Weighted average common and common share
  equivalents outstanding - diluted                          6,602,317   5,924,949


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except share data)
                               (Unaudited)




                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1999        1998
                                                     --------    --------

Net earnings                                          $  172     $1,154

Foreign currency translation adjustments                 (75)       (42)
                                                      ------     ------

Comprehensive earnings                                $   97     $1,112
                                                      ======     ======



        See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1999

                      (In thousands, except share data)

                (Unaudited except Balance, December 31, 1998)



                                                                     Accumulated
                               Common Stock   Additional                Other         Total
                            -----------------  Paid-In   Retained   Comprehensive  Stockholders'
                             Shares    Amount  Capital   Earnings Earnings(Expense)   Equity
                            ---------  ------ ---------- -------- ---------------- ------------


Balance, December 31, 1998  6,536,034   $ 65    $16,647   $ 4,570      $ (56)         $21,226

Net earnings                        -      -          -       172          -              172

Other comprehensive expense         -      -          -         -        (75)             (75)
                            ---------   ----    -------   -------      -----          -------


Balance, March 31, 1999     6,536,034   $ 65    $16,647   $ 4,742      $(131)         $21,323
                            =========   ====    =======   =======      =====          =======



         See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                  (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                               -------------------
                                                                 1999        1998
                                                               -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $   172     $ 1,154
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                  194          64
    Foreign exchange (gain)loss                                     (2)         22
    Changes in assets and liabilities:
      Trade accounts and notes receivable, net                    (896)         19
      Inventories                                                  (53)       (187)
      Refundable domestic and foreign income taxes                 663           -
      Other current assets                                         (52)       (116)
      Accounts payable                                             193          15
      Domestic and foreign income taxes payable                    380        (409)
      Accrued expenses                                            (147)        (42)
                                                               -------     -------
Net cash provided by operating activities                          452         520
                                                               -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                              (82)        (27)
  Other long-term assets                                            (6)         (7)
                                                               -------     -------
Net cash used in investing activities                              (88)        (34)
                                                               -------     -------
Effects of exchange rates on cash                                  (52)         (8)
                                                               -------     -------
Net cash provided by all activities                            $   312     $   478
                                                               =======     =======

Cash and cash equivalents at beginning of period               $ 8,468     $12,035

Cash at end of period                                          $ 8,780     $12,513




         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 is unaudited)

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

     The consolidated entity is comprised of inTEST Corporation (parent) and seven 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp.(a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and and accompanying footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Net Earnings Per Common Share
     -----------------------------

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Common share equivalents include stock options using the treasury stock method.

     As discussed in Note 3, pro forma earnings per share information for the three months ended March 31, 1998 includes certain adjustments to reflect results as if the Acquisition of TestDesign Corporation had occurred on January 1, 1998.

     New Accounting Pronouncements
     -----------------------------

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. This Statement requires that certain costs related to the development or purchase of internal software be capitalized and amortized over the estimated useful life of the software. This Statement also requires that costs related to the preliminary project stage and the post implementation/operation stage of an internal use computer software development project be expensed as incurred. The Company adopted this Statement for the quarter ended March 31, 1999 as required. The adoption of SOP 98-1 had no impact on the Company's reported results.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS
     No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt this Statement in the first quarter of 2000, as required. The adoption of this Statement is not expected to have a material affect on the results of operations, financial condition or long-term liquidity of the Company.


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


            Cash payment                                        $4,400
            Transaction costs                                      425
            625,000 common shares at $4.28                       2,672
                                                                ------
                                                                 7,497
            Estimated fair value of identifiable assets
              Acquired net of liabilities assumes                1,650
                                                                ------
            Goodwill to be amortized over 15 years              $5,847
                                                                ======

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)

     The Acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of the Acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and TestDesign as if the Acquisition had occurred on January 1, 1998:



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1999       1998
                                                            -------    -------
     Pro forma net revenues                                 $ 4,811    $ 7,572
     Pro forma net earnings                                     172      1,132
     Pro forma diluted net earnings per common share         $ 0.03     $ 0.17




(4)  SEGMENT INFORMATION

     The various products the Company designs, manufactures and markets, which include docking hardware, test head manipulators and tester interfaces, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets which are manufactured by third parties, which include high performance test sockets, interface boards and probing assemblies. The Company operates its business worldwide and divides the world into three geographic segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey and California; the Asia-Pacific segment includes the Company's design and service facilities in Singapore and Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the UK.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(4)  SEGMENT INFORMATION (Continued)


                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1999         1998
                                                      -------      -------
     Revenues from unaffiliated customers:
       North America                                  $ 3,585      $ 4,039
       Asia-Pacific                                       959        1,250
       Europe                                             267          337
                                                      -------      -------
                                                      $ 4,811      $ 5,626
                                                      =======      =======
     Affiliate sales or transfers from:
       North America                                  $   290      $   368
       Asia-Pacific                                         -            -
       Europe                                              92           76
                                                      -------      -------
                                                      $   382      $   444
                                                      =======      =======
     Operating income (loss):
       North America                                  $   174      $ 1,506
       Asia-Pacific                                        77           89
       Europe                                             (20)          75
                                                      -------      -------
                                                      $   231      $ 1,670
                                                      =======      =======
     Earnings (loss) before income taxes:
       North America                                  $   227      $ 1,624
       Asia-Pacific                                        85          117
       Europe                                             (15)          81
                                                      -------      -------
                                                      $   297      $ 1,822
                                                      =======      =======
     Net earnings (loss):
       North America                                  $   159      $ 1,100
       Asia-Pacific                                         8          (20)
       Europe                                               5           74
                                                      -------      -------
                                                      $   172      $ 1,154
                                                      =======      =======


                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)



(5)  LEGAL PROCEEDINGS


     As reported in the Company's 10-K for the year ended December 31, 1998, the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit in the Federal District Court in Washington, D.C. against Reid-Ashman Manufacturing, Inc. and its President and CEO, Mr. Steven J. Reid (the "Defendants") for Infringement of a United States patent held by the Company (the "815 Patent") on November 18, 1998.

     On April 16, 1999, the Company and the Defendants agreed to dismiss the complaint in the Federal District Court in Washington, D.C. and re-file the suit in Federal District Court in Delaware. In addition, the parties agreed to remove Mr. Steven J. Reid, President and CEO of Reid-Ashman Manufacturing, Inc., as a defendant in the action. The parties also stipulated that the statutory period of recovery for damages for any infringement, which is limited to six years from the filing of the suit, shall be tolled as of November 18, 1998, the date the original suit was filed in the Federal District in Washington, D.C.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

The Company designs, manufacturers and markets docking hardware, test head manipulators and tester interfaces, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related ATE interface products including high performance test sockets, interface boards and probing assemblies. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers)during the testing of linear, digital and mixed signal integrated circuits ("ICs").

     The Company's revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally as a result of cyclicality in the semiconductor manufacturing industry. During the last three years, the demand for ATE by the semiconductor industry exhibited a high degree of cyclicality. 1996 represented a year of sequential quarterly declines in orders for and sales of the Company's products due to a reduced level of semiconductor manufacturing activity which caused cutbacks in semiconductor manufacturers' capital budgets. 1997 marked a turnaround in the semiconductor industry which was evidenced by renewal in demand for ATE and related equipment which resulted in sequential quarterly increases in orders for and sales of the Company's products.

     1998, like 1996, represented a year of sequential quarterly declines in orders for and sales of the Company's products, however to a more significant degree than in 1996. During 1998, worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting from softening demand for end user products. In addition, the economic downturns in many world economies, especially those in Southeast Asia and Japan, exacerbated the semiconductor industry downturn. The combination of these conditions contributed to a reduced demand for products manufactured by semiconductor manufacturers, which in turn significantly reduced their need for new or additional ATE equipment.

     In early 1999, the Company has seen an increase in the level of orders for it products over the last quarter of 1998. Orders booked during the first quarter of 1999 were $7.2 million compared to $4.3 million during the fourth quarter of 1998, an increase of $2.9 million or 69%. As a result of the increase in booking activity, the Company's backlog increased from $3.4 million at December 31, 1998 to $5.1 million at March 31, 1999. The
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



increase in the Company's bookings and backlog reflects the renewed demand for ATE by semiconductor manufacturers resulting from both increased demand for ICs worldwide combined with back end ATE capacity constraints caused by the significantly reduced capital spending during 1998. While bookings and backlog are calculated on the basic of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's bookings for any period and backlog at any particular date are not necessarily indicative of actual sales for any succeeding period.



Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998:

     Revenues. Revenues were $4.8 million for the quarter ended March 31, 1999 compared to $5.6 million for the same period in 1998, a decrease of $815,000 or 15%. The decrease in revenue over the comparable prior period reflects the aforementioned cyclical trends of the ATE industry and, particularly, the higher demand for ATE and related products in the three months ended March 31, 1998 as demand for ATE was decreasing, as compared with the lower, albeit increasing, demand for ATE and related products in the three months ended March 31, 1999. The decrease in revenue from the comparable prior period was offset, in part, by the revenues of TestDesign Corporation ("TestDesign") which was acquired by the Company on August 3, 1998 (the "Acquisition").

     Gross Margin. Gross margin declined to 53% for the quarter ended March 31, 1999 compared to 61% for the comparable period in 1998. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing of TestDesign which were impacted unfavorably by the lower revenue levels during the quarter. In addition, material costs as a percentage of sales increased over the comparable prior period due to the higher component material costs of the TestDesign product line.

     Selling Expense. Selling expense was $785,000 for the quarter ended March 31, 1999 compared to $741,000 for the same period in 1998, an increase of $44,000 or 6%. The increase was attributable to several factors including the additional salary expense of TestDesign sales staff and increased advertising costs offset by a reduction in commission expenses for external sales representatives.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Research and Development Expense. Research and development expense was $653,000 for the quarter ended March 31, 1999 compared to $421,000 for the same period in 1998, an increase of $232,000 or 55%. The increase was attributable to the additional salary expense of TestDesign engineering and technical staff coupled with an increase in the number of engineering and technical staff and increases in travel expenses offset in part by reductions in spending on research and development materials in 1999 as compared to 1998.

     General and Administrative Expense. General and administrative expense was $863,000 for the quarter ended March 31, 1999 compared to $594,000 for the same period in 1998, an increase of $269,000 or 45%. The increase was primarily attributable to the additional salary and other administrative costs of TestDesign and the amortization of goodwill resulting from the Acquisition.

     Income Tax Expense. Income tax expense decreased to $125,000 for the quarter ended March 31, 1999 from $668,000 for the comparable period in 1998, an decrease of $543,000. The Company's effective tax rate was 42% for the first quarter of 1999 compared to 37% for the same period in 1998. The increase in the effective tax rate is primarily the result of a higher percentage of earnings attributable to the Company's Japanese subsidiary in 1999 as compared to 1998 and the higher effective tax rate on such earnings.


Liquidity and Capital Resources
-------------------------------

     Net cash provided from operations for the three months ended March 31, 1999 was $452,000. Accounts receivable increased $896,000 from December 31, 1998 to March 31, 1999 due to the increase in sales activity during the first quarter of 1999. Inventories increased $53,000 as a result of materials purchases for future product shipments. Refundable domestic and foreign income taxes decreased $663,000 due to a refund of excess Federal taxes paid during 1998. Other current assets increased $52,000, primarily as a result of increases in prepaid expenses. Accounts payable increased $193,000 due to the higher production levels during the first quarter of 1999. Accrued expenses decreased $147,000 primarily as a result of the timing of payments of previously accrued expenses. Domestic and foreign income taxes payable decreased $380,000 as a result of the refund of excess Federal taxes received during the first quarter and the accrual of income taxes on the quarterly earnings.

     Purchases of machinery and equipment and other assets were $88,000 for the three months ended March 31, 1999. The Company plans to spend approximately $300,000 during the second quarter of 1999 to renovate and expand its UK manufacturing facility and to purchase a coordinate measuring machine for this facility.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     The Company believes that existing cash and cash equivalents, its $1.5 million unused line of credit and the anticipated net cash provided from operations will be sufficient to satisfy the Company's cash requirements including those of its new subsidiary for the foreseeable future. However, additional acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. Although the Company, as an S corporation, historically paid cash dividends to its stockholders, the Company does not anticipate that it will pay dividends in the foreseeable future.


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

     In conjunction with the Company's Year 2000 effort, all suppliers that are critical to the function of the Company are being surveyed to insure readiness and non-disruption to the Company supply chain. The Company relies on subcontractors for fabrication and certain other processes performed on its products and utilizes third-party network equipment and software products which may or may not be Year 2000 compliant. In addition, the Company relies on utility and telecommunications suppliers to operate its businesses worldwide. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



failure of Year 2000 issues. The Company has received responses from over 90% of its domestic suppliers and it still awaiting responses from most of its foreign suppliers. The Company intends to replace any critical raw materials and fabrication suppliers which cannot demonstrate Year 2000 compliance before the end of the third quarter of 1999. There can be no assurance that the Company will be successful in its efforts to identify and resolve any Year 2000 issues involving its suppliers or to continue receiving products and services from these suppliers if Year 2000 problems were to materialize. The failure to resolve these issues could result in the shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

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

     The Company has not yet developed a comprehensive contingency plan to address situations which it believes to be beyond its control (i.e. such as utilities and telecommunications). There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000. The failure of the Company to successfully resolve such issues could result in a shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 26% and 28% of consolidated revenues for the three months ended March 31, 1999 and 1998, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

     Revenues denominated in foreign currencies were 16% and 22% of consolidated revenues for the three months ended March 31, 1999 and 1998, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

     The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 20% and 22% for the three months ended March 31, 1999 and 1998, respectively. Countries in the Asia Pacific region, including Japan, have experienced economic instability resulting in
weaknesses in their currency, banking and equity markets.   Although the
current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

                   inTEST CORPORATION AND SUBSIDIARIES


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to currency exchange rate risk in the normal course of its business. The Company employs risk management strategies including the use of forward exchange rate contracts to manage this exposure. The Company's objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations primarily in the Japanese Yen. The Company's Japanese operations expose its earnings to change in currency exchange rates because it's Japanese subsidiary makes its sales in Japanese Yen and purchases its sales inventory in U.S. dollars. Forward exchange rate contracts are used to establish a fixed conversion rate between the Japanese Yen and the U.S. dollar so that the level of the Company's gross margin from sales in Japan is not negatively impacted from significant movements in the Japanese Yen to U.S. dollar exchange rate. The Company purchases forward exchange rate contracts on a monthly basis in the amounts necessary to pay the U.S. dollar denominated obligations of its Japanese subsidiary. As of March 31, 1999, there were no forward exchange rate contracts outstanding.

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

                              inTEST CORPORATION


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


              As reported in the Company's 10-K for the year ended December 31, 1998, the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit in the Federal District Court in Washington, D.C. against Reid-Ashman Manufacturing, Inc. and its President and CEO, Mr. Steven J. Reid (the "Defendants") for infringement of a United States patent held by the Company (the "815 Patent") on November 18, 1998.

              On April 16, 1999, the Company and the Defendants agreed to dismiss the complaint in the Federal District Court in Washington, D.C. and re-file the suit in Federal District Court in Delaware. In addition, the parties agreed to remove Mr. Steven J. Reid, President and CEO of Reid-Ashman Manufacturing, Inc., as a defendant in the action. The parties also stipulated that the statutory period of recovery for damages for any infringement, which is limited to six years from the filing of the suit, shall be tolled as of November 18, 1998, the date the original suit was filed in the Federal District in Washington, D.C.

                             inTEST CORPORATION

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

                            inTEST CORPORATION

Item 2.   Changes in Securities and Use of Proceeds (Continued)


          Construction of plant, building and facilities     $         -
          Purchase and installation of machinery
            and equipment                                        378,870
          Purchase of real estate                                      -
          Acquisition of other business (including
            transaction costs                                  4,825,000
          Repayment of indebtedness                              388,098
          Working capital                                        599,725
          Temporary investments, including cash &
            cash equivalents                                   4,862,384
          Other purposes (for which at least $100,000
            has been used), including:
               Payment of final S corporation distribution       600,765
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




                                       inTEST Corporation



Date:     May 11, 1999                 /s/ Robert E. Matthiessen
       -----------------               ------------------------------------
                                       Robert E. Matthiessen
                                       President and Chief Executive Officer



Date:     May 11, 1999                 /s/ Hugh T. Regan, Jr.
       -----------------               ------------------------------------
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