Form 10-Q
period 1999-06-30
INTEST CORP
filed 1999-08-13
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                 ----------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999
                                           --------------
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    ---------------

                   Commission File Number 0-22529
                                          -------

                           inTEST Corporation
-----------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

            Delaware                                   22-2370659
---------------------------------           ---------------------------------
(State or other jurisdiction of            (I.R.S Employer Identification No.)
 incorporation or organization)

2 Pin Oak Lane, Cherry Hill, New Jersey                            08003
----------------------------------------                          --------
(Address of principal executive offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code:     (856) 424-6886
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

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1999:

                                 6,536,034
                         inTEST CORPORATION

                               INDEX


PART 1.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited)
         and December 31, 1998                                             1

         Consolidated Statements of Earnings (unaudited) for the
         three months and six months ended June 30, 1999 and 1998          2

         Consolidated Statements of Comprehensive Earnings
         (unaudited) for the three months and six months
         ended June 30, 1999 and 1998                                      3

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the six months ended June 30, 1999                            4

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 1999 and 1998                           5

         Notes to Consolidated Financial Statements (unaudited)          6 -11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12-19

Item 3.  Quantitative and Qualitative Disclosures About Market
           Market Risk                                                    20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities and Use of Proceeds                       22-23

Item 3.  Defaults Upon Senior Securities                                  23

Item 4.  Submission of Matters to a Vote of Securities Holders           24-25

Item 5.  Other Information                                                25

Item 6.  Exhibits and Reports on Form 8-K                                 25
                   inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)


                                                                June 30,     Dec. 31,
                                                                  1999         1998
                                                               ---------     --------
                                                              (Unaudited)    (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $ 8,728      $ 8,468
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $168 and $168, respectively              5,340        3,275
  Inventories                                                     2,663        2,521
  Deferred tax asset                                                245          245
  Refundable domestic and foreign income taxes                        -          658
  Other current assets                                              226          137
                                                                -------      -------
     Total current assets                                        17,202       15,304
                                                                -------      -------
Machinery and equipment:
  Machinery and equipment                                         1,865        1,690
  Leasehold improvements                                            274          223
                                                                -------      -------
                                                                  2,139        1,913
  Less: accumulated depreciation                                 (1,209)      (1,078)
                                                                -------      -------
     Net machinery and equipment                                    930          835
                                                                -------      -------
Other assets                                                        169          195
Goodwill                                                          6,645        6,884
                                                                -------      -------
     Total assets                                               $24,946      $23,218
                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 1,283      $   969
  Accrued expenses                                                1,267        1,023
  Domestic and foreign income taxes payable                         591            -
                                                                -------      -------
     Total current liabilities                                    3,141        1,992
                                                                -------      -------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                  -            -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     6,536,034 shares issued and outstanding                         65           65
  Additional paid-in capital                                     16,647       16,647
  Retained earnings                                               5,235        4,570
  Accumulated other comprehensive expense                          (142)         (56)
                                                                -------      -------
     Total stockholders' equity                                  21,805       21,226
                                                                -------      -------
     Total liabilities and stockholders' equity                 $24,946      $23,218
                                                                =======      =======


               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)
                                     (Unaudited)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                          ------------------     ------------------
                                            1999       1998        1999      1998
                                          -------    -------     --------  --------
Net revenues                              $ 6,485    $ 5,163     $11,296    $10,789
Cost of revenues                            2,979      2,134       5,258      4,334
                                          -------    -------     -------    -------
      Gross margin                          3,506      3,029       6,038      6,455
                                          -------    -------     -------    -------
Operating expenses:
   Selling expense                          1,036        678       1,821      1,419
   Research and development expense           712        434       1,365        855
   General and administrative expense       1,018        582       1,881      1,176
                                          -------    -------     -------    -------
      Total operating expenses              2,766      1,694       5,067      3,450
                                          -------    -------     -------    -------
Operating income                              740      1,335         971      3,005
                                          -------    -------     -------    -------
Other income (expense):
   Interest income                             81        138         151        266
   Interest expense                             -         (1)          -         (2)
   Other                                       29        (14)         25         11
                                          -------    -------     -------    -------
      Total other income                      110        123         176        275
                                          -------    -------     -------    -------
Earnings before income taxes                  850      1,458       1,147      3,280

Income tax expense                            357        550         482      1,218
                                          -------    -------     -------    -------
      Net earnings                        $   493    $   908     $   665    $ 2,062
                                          =======    =======     =======    =======

Net earnings per common share-basic         $0.07      $0.15       $0.10      $0.35

Weighted average common shares
 outstanding-basic                      6,536,034  5,911,034   6,536,034  5,911,034

Net earnings per common share-diluted       $0.07      $0.15       $0.10      $0.35

Weighted average common and common
 share equivalents outstanding-diluted  6,591,785  5,918,809   6,597,022  5,921,862


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except share data)
                               (Unaudited)


                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             ------------------   ----------------
                                               1999       1998     1999      1998
                                             -------    -------   ------    ------

Net earnings                                  $  493    $  908    $  665    $2,062

Foreign currency translation adjustments         (11)      (19)      (86)      (61)
                                              ------    ------    ------    ------

Comprehensive earnings                        $  482    $  889    $  579    $2,001
                                              ======    ======    ======    ======



        See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 1999

                      (In thousands, except share data)

                (Unaudited except Balance, December 31, 1998)


                                                                     Accumulated
                               Common Stock   Additional                Other         Total
                            -----------------  Paid-In   Retained   Comprehensive  Stockholders'
                             Shares    Amount  Capital   Earnings Earnings(Expense)   Equity
                            ---------  ------ ---------- -------- ---------------- ------------


Balance, December 31, 1998  6,536,034   $ 65    $16,647   $ 4,570      $ (56)         $21,226

Net earnings                        -      -          -       665          -              665

Other comprehensive expense         -      -          -         -        (86)             (86)
                            ---------   ----    -------   -------      -----          -------


Balance, June 30, 1999      6,536,034   $ 65    $16,647   $ 5,235      $(142)         $21,805
                            =========   ====    =======   =======      =====          =======



         See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                  (Unaudited)


                                                                Six Months Ended
                                                                    June 30,
                                                                ----------------
                                                                  1999     1998
                                                                -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                  $   665  $ 2,062
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                   391      133
    Foreign exchange (gain)loss                                       4       (3)
    Changes in assets and liabilities:
      Trade accounts and notes receivable, net                   (2,087)     699
      Inventories                                                  (149)      (6)
      Refundable domestic and foreign income taxes                  663        -
      Other current assets                                          (90)    (192)
      Accounts payable                                              321      (63)
      Domestic and foreign income taxes payable                     591   (1,016)
      Accrued expenses                                              257     (310)
                                                                -------  -------
Net cash provided by operating activities                           566    1,304
                                                                -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                              (251)     (85)
  Other long-term assets                                             15      (11)
                                                                -------  -------
Net cash used in investing activities                              (236)     (96)
                                                                -------  -------
Effects of exchange rates on cash                                   (70)     (28)
                                                                -------  -------
Net cash provided by all activities                                 260    1,180

Cash and cash equivalents at beginning of period                  8,468   12,035
                                                                -------  -------

Cash at end of period                                           $ 8,728  $13,215
                                                                =======  =======


         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 is unaudited)

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

     Net Earnings Per Common Share
     -----------------------------

     Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding during each period. Diluted earnings per common share is computed by dividing net income by the weighted average common and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options using the treasury stock method.

     As discussed in Note 3, pro forma earnings per common share information for the three months and six months ended June 30, 1998 includes certain adjustments to reflect results as if the acquisition of TestDesign Corporation had occurred on January 1, 1998.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS
     No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement, as required. The adoption of this Statement is not expected to have a material affect on the results of operations, financial condition or long-term liquidity of the Company.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


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
                                                                ======

     The Acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of the Acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and TestDesign for the three months and six months ended June 30, 1998 as if the Acquisition had occurred on January 1, 1998:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)


                                        Three Months Ended    Six Months Ended
                                           June 30, 1998        June 30, 1998
                                        ------------------    ----------------

     Pro forma net revenues                   $ 7,109             $14,681
     Pro forma net earnings                       897               2,028
     Pro forma net earnings per
       common share-diluted                    $ 0.14              $ 0.31



(4)  SEGMENT INFORMATION

     The various products the Company designs, manufactures and markets, which include docking hardware, test head manipulators and tester interfaces, are considered by management to be a single operating segment. Included in this segment are products the Company designs and markets which are manufactured by third parties, which include high performance test sockets and interface boards. The Company operates its business worldwide and divides the world into three geographic operating segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey and California; the Asia-Pacific segment includes the Company's design and service facilities in Singapore and Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the UK.

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(4)  SEGMENT INFORMATION (Continued)


                                               Three Months Ended  Six Months Ended
                                                    June 30,           June 30,
                                               ------------------  -----------------
                                                 1999      1998      1999      1998
                                               -------   -------   -------   -------
     Net revenues from unaffiliated customers:
       North America                            $4,678    $3,132   $ 8,263   $ 7,171
       Asia-Pacific                              1,425     1,580     2,383     2,830
       Europe                                      382       451       650       788
                                                ------    ------   -------   -------
                                                $6,485    $5,163   $11,296   $10,789
                                                ======    ======   =======   =======
     Affiliate sales or transfers from:
       North America                            $  342    $  195   $   632   $   563
       Asia-Pacific                                  -         -         -         -
       Europe                                      342       191       434       267
                                                ------    ------   -------   -------
                                                $  684    $  386   $ 1,066   $   830
                                                ======    ======   =======   =======
     Operating income:
       North America                            $  446    $  849   $   621   $ 2,355
       Asia-Pacific                                127       285       204       374
       Europe                                      167       201       146       276
                                                ------    ------   -------   -------
                                                $  740    $1,335   $   971   $ 3,005
                                                ======    ======   =======   =======
     Earnings before income taxes:
       North America                            $  519    $  969   $   746   $ 2,593
       Asia-Pacific                                160       279       245       396
       Europe                                      171       210       156       291
                                                ------    ------   -------   -------
                                                $  850    $1,458   $ 1,147   $ 3,280
                                                ======    ======   =======   =======
     Net earnings:
       North America                            $  270    $  590   $   430   $ 1,690
       Asia-Pacific                                 76       150        83       130
       Europe                                      147       168       152       242
                                                ------    ------   -------   -------
                                                $  493    $  908   $   665   $ 2,062
                                                ======    ======   =======   =======


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

The Company designs, manufactures and markets docking hardware, test head manipulators and tester interfaces, which are used with automatic test equipment ("ATE") by semiconductor manufacturers during the testing of wafers and packaged devices. The Company also designs and markets related ATE interface products including high performance test sockets and interface boards. The Company's products are designed to improve the utilization and cost-effectiveness of ATE (including testers, wafer probers and device handlers) during the testing of linear, digital and mixed signal integrated circuits ("ICs").

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

     1998, like 1996, represented a year of sequential quarterly declines in orders for and sales of the Company's products, however, to a more significant degree than in 1996. During 1998, worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting from softening demand for end user products. In addition, the economic downturns in many world economies, especially those in Southeast Asia and Japan, exacerbated the semiconductor industry downturn. The combination of these conditions contributed to a reduced demand for products manufactured by semiconductor manufacturers, which in turn significantly reduced their need for new or additional ATE equipment.

     During the first six months of 1999, the Company has seen a significant increase in the level of orders for its products ("bookings") as compared to the last six months of 1998. Orders booked during the six months ended June 30, 1999 were $17.9 million compared to $8.2 million during the last six months of 1998, an increase of $9.7 million or 118%. As a result of the increase in booking activity, the Company's backlog increased from $3.4 million at December 31, 1998 to $9.2 million at June 30, 1999 and its net revenues increased from $8.3 million for the last six months of 1998 to $11.3 million for the first six months of 1999. The increase in the Company's bookings and backlog reflects the increased demand for ATE by semiconductor manufacturers resulting from increased worldwide demand for ICs combined with back end ATE capacity constraints caused by the significantly reduced capital
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

spending during 1998. While bookings and backlog are calculated on the basic of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's bookings for any period and backlog at any particular date are not necessarily indicative of actual sales for any succeeding period.


Results of Operations
---------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,1998:

     Net Revenues. Net revenues were $6.5 million for the quarter ended June 30, 1999 compared to $5.2 million for the same period in 1998, an increase of $1.3 million or 26%. While net revenues increased over the comparable prior quarter, net revenues exclusive of the net revenues of inTEST Sunnyvale (formerly, TestDesign Corporation), which was acquired on August 3, 1998 (the "Acquisition"), declined by approximately $170,000 from the prior year. The decrease in net revenues (exclusive of those of inTEST Sunnyvale) over the comparable prior period reflects the aforementioned cyclical trends of the ATE industry and, particularly, the higher demand for ATE and related products in the three months ended June 30, 1998 as demand for ATE was decreasing, as compared with the lower, albeit increasing, demand for ATE and related products in the three months ended June 30, 1999.

     Gross Margin. Gross margin declined to 54% for the quarter ended June 30, 1999 compared to 59% for the comparable period in 1998. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing and direct labor costs of inTEST Sunnyvale.

     Selling Expense. Selling expense was $1.0 million for the quarter ended June 30, 1999 compared to $678,000 for the same period in 1998, an increase of $358,000 or 53%. The increase was attributable to several factors including the additional salary expense of inTEST Sunnyvale sales staff, increased expenditures for travel, higher levels of warranty replacement expenses and increased advertising costs offset by a reduction in commission expenses for external sales representatives.

     Research and Development Expense. Research and development expense was $712,000 for the quarter ended June 30, 1999 compared to $434,000 for the same period in 1998, an increase of $278,000 or 64%. The increase was attributable to the additional salary expense of inTEST Sunnyvale engineering and technical staff coupled with an increase in the number of engineering and technical staff.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     General and Administrative Expense. General and administrative expense was $1.0 million for the quarter ended June 30, 1999 compared to $582,000 for the same period in 1998, an increase of $436,000 or 75%. The increase was primarily attributable to the additional salary and other administrative costs of inTEST Sunnyvale, legal costs related to the Company's patent infringement suit and the amortization of goodwill resulting from the Acquisition. In addition, there were increases in administrative salary expense due to both staffing increases and salary increases for existing staff, as well as increases in directors' fees.

     Income Tax Expense. Income tax expense decreased to $357,000 for the quarter ended June 30, 1999 from $550,000 for the comparable period in 1998, a decrease of $193,000. The Company's effective tax rate was 42% for the second quarter of 1999 compared to 38% for the same period in 1998. The increase in the effective tax rate is primarily the result of goodwill amortization related to the Acquisition, which is not deductible for tax purposes, and a higher effective tax rate in Japan, caused by certain recurring expenses which are not deductible for tax purposes which was compounded by the reduced profitability of the Company's Japanese operations in 1999 compared to 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net Revenues. Net revenues were $11.3 million for the six months ended June 30, 1999 compared to $10.8 million for the same period in 1998, an increase of $507,000 or 5%. While net revenues increased over the comparable prior period, when net revenues from inTEST Sunnyvale are eliminated, net revenues actually declined by $1.8 million from the comparable prior period due to the aforementioned cyclical trends of the ATE industry.

     Gross Margin. Gross margin declined to 53% for the six months ended June 30, 1999 compared to 60% for the comparable period in 1998. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing and direct labor costs of inTEST Sunnyvale.

     Selling Expense. Selling expense was $1.8 million for the six months ended June 30, 1999 compared to $1.4 million for the same period in 1998, an increase of $402,000 or 28%. The increase was attributable to several factors including the additional salary expense of inTEST Sunnyvale sales staff, increased expenditures for travel, higher levels of warranty replacement expenses and increased advertising costs offset by a reduction in commission expenses for external sales representatives.

     Research and Development Expense. Research and development expense was $1.4 million for the six months ended June 30, 1999 compared to $855,000 for the same period in 1998, an increase of $510,000 or 60%. The increase was attributable to the additional salary expense of inTEST Sunnyvale engineering and technical staff coupled with an increase in the number of engineering and technical staff which was offset in part by reductions in spending on research and development materials in 1999 as compared to 1998.

                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     General and Administrative Expense. General and administrative expense was $1.9 million for the six months ended June 30, 1999 compared to $1.2 million for the same period in 1998, an increase of $705,000 or 60%. The increase was primarily attributable to additional salary and other administrative costs of inTEST Sunnyvale, legal costs related to the Company's patent infringement suit and the amortization of goodwill resulting from the Acquisition. In addition, there were increases in administrative salary expense due to staffing increases and salary increases for existing staff, as well as higher levels of spending on data processing and increases in director's fees.

     Income Tax Expense. Income tax expense decreased to $482,000 for the six months ended June 30, 1999 from $1.2 million for the comparable period in 1998, a decrease of $736,000. The Company's effective tax rate was 42% for the first half of 1999 compared to 37% for the same period in 1998. The increase in the effective tax rate is primarily the result of goodwill amortization related to the Acquisition, which is not deductible for tax purposes, and a higher effective tax rate in Japan, caused by certain recurring expenses which are not deductible for tax purposes which was compounded by the reduced profitability of the Company's Japanese operations in 1999 compared to 1998.


Liquidity and Capital Resources
-------------------------------

     Net cash provided from operations for the six months ended June 30, 1999 was $566,000. Accounts receivable increased $2.1 million from December 31, 1998 to June 30, 1999 due to the increase in sales activity during the first six months of 1999. Inventories increased $149,000 as a result of materials purchases for future product shipments. Refundable domestic and foreign income taxes decreased $663,000 due to a refund of excess Federal taxes paid during 1998. Other current assets increased $90,000, primarily as a result of increases in prepaid expenses. Accounts payable increased $321,000 due to the higher production levels during the first six months of 1999. Accrued expenses increased $257,000 primarily as a result the increased sales activity and staffing additions and their related expense accruals. Domestic and foreign income taxes payable increased $591,000 as a result of the refund of excess Federal taxes received during the first quarter and the accrual of income taxes on the earnings for the first six months of 1999.

Purchases of machinery and equipment were $251,000 for the six months ended June 30, 1999, which consisted primarily of improvements to the Company's facilities in the United States and, to a lesser extent, the UK. The Company began the renovation of its UK manufacturing facility during the second quarter and plans to spend approximately $200,000 during the third quarter
                   inTEST CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of 1999 to complete the renovations and to purchase a coordinate measuring machine for this facility. In addition, the Company intends to increase its domestic fabrication capacity during the third quarter of 1999 through the addition of a machining operation in Cherry Hill. The Company estimates the costs to acquire equipment for this new machining operation at between $600,000 and $800,000. The Company plans to commence manufacturing operations at its Singapore facility late in the third quarter of 1999 and does not foresee significant capital expenditures related to this operation.

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

     Currently, the Company has a program in process to analyze potentially affected business and process systems and replace or correct all non-compliant critical business and process systems that it will require in the new millennium. Prior to the acquisition of inTEST Sunnyvale, the Company had completed its review and testing of its then existing systems and determined that they were Year 2000 compliant. The Company has identified those systems of inTEST Sunnyvale which were not yet Year 2000 compliant and has converted them to systems which are Year 2000 compliant. The Company has substantially completed the system modifications at inTEST Sunnyvale and anticipates that all of its systems will be Year 2000 compliant by September 1, 1999.

     The products that the Company has sold and currently sells are not date-sensitive, and therefore the Company believes its product related exposures are low.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In conjunction with the Company's Year 2000 effort, all suppliers that are critical to the function of the Company are being surveyed to ensure readiness and non-disruption to the Company supply chain. The Company relies on subcontractors for fabrication and certain other processes performed on its products and utilizes third-party network equipment and software products which may or may not be Year 2000 compliant. In addition, the Company relies on utility and telecommunications suppliers to operate its businesses worldwide. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company has received responses from virtually all of its domestic suppliers and is still awaiting responses from many of its foreign suppliers. The Company intends to replace any critical raw materials and fabrication suppliers which cannot demonstrate Year 2000 compliance before the end of the third quarter of 1999. There can be no assurance that the Company will be successful in its efforts to identify and resolve any Year 2000 issues involving its suppliers or to continue receiving products and services from these suppliers if Year 2000 problems were to materialize. The failure to resolve these issues could result in the shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

     The total expense of the Company's Year 2000 effort is currently estimated at less than $100,000 for the identification and remediation of any Year 2000 problems related to the Company's internal systems. If required modifications to existing software and hardware are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. There can be no assurance that the costs to remediate any Year 2000 problems which may be identified in the future will not exceed the Company's current estimate or that the Company will be able to resolve these issues in a timely manner. The expenses of the Year 2000 project are being funded through operating cash flows.

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

     The Company has not yet developed a comprehensive contingency plan to address situations which it believes to be beyond its control (i.e. such as utilities and telecommunications). There can be no assurance that the Company will be able to develop a contingency plan that will adequately address issues that may arise in the Year 2000. The failure of the Company to successfully resolve such issues could result in a shutdown of some or all of the Company's operations, which would have a material adverse effect on the Company.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 27% and 34% of consolidated revenues for the six months ended June 30, 1999 and 1998, respectively. The Company anticipates that revenues generated by the Company's foreign subsidiaries will continue to account for a significant portion of consolidated revenues in the foreseeable future. These revenues generated by the Company's foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of the Company's products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on the Company business, financial condition or results of operations.

     Revenues denominated in foreign currencies were 15% and 24% of consolidated revenues for the six months ended June 30, 1999 and 1998, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

     The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 21% and 26% for the six months ended June 30, 1999 and 1998, respectively. Countries in the Asia Pacific region, including Japan, have experienced economic instability resulting in
weaknesses in their currency, banking and equity markets.   Although the
current economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to currency exchange rate risk in the normal course of its business. The Company employs risk management strategies including the use of forward exchange rate contracts to manage this exposure. The Company's objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations primarily in the Japanese Yen. The Company's Japanese operations expose its earnings to change in currency exchange rates because its Japanese subsidiary makes its sales in Japanese Yen and purchases its sales inventory in U.S. dollars. Forward exchange rate contracts are used to establish a fixed conversion rate between the Japanese Yen and the U.S. dollar so that the level of the Company's gross margin from sales in Japan is not negatively impacted from significant movements in the Japanese Yen to U.S. dollar exchange rate. The Company purchases forward exchange rate contracts on a monthly basis in the amounts necessary to pay the U.S. dollar denominated obligations of its Japanese subsidiary. As of June 30, 1999, there were no forward exchange rate contracts outstanding.

     It is the Company's policy to enter into forward exchange rate contracts only to the extent necessary to achieve the desired objectives of management in limiting the Company's exposure to significant fluctuations in currency exchange rates. The Company does not hedge all of its currency exchange rate risk exposures in a manner that would completely eliminate the impact of changes in currency exchange rates on its net earnings. The Company does not expect that its results of operations or liquidity will be materially affected by these risk management activities.

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

              As reported in the Company's 10-Q for the quarter ended
         March 31, 1999, on April 16, 1999, the Company and the Defendants agreed to dismiss the complaint in the Federal District Court in Washington, D.C. and re-file the suit in Federal District Court in Delaware. In addition, the parties agreed to remove Mr. Steven J. Reid, President and CEO of Reid-Ashman Manufacturing, Inc., as a defendant in the action. The parties also stipulated that the statutory period of recovery for damages for any infringement, which is limited to six years from the filing of the suit, shall be tolled as of November 18, 1998, the date the original suit was filed in the Federal District in Washington, D.C.

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

                            inTEST CORPORATION

Item 2.   Changes in Securities and Use of Proceeds (Continued)


          Construction of plant, building and facilities     $         -
          Purchase and installation of machinery
            and equipment                                        547,857
          Purchase of real estate                                      -
          Acquisition of other business (including
            transaction costs                                  4,825,000
          Repayment of indebtedness                              388,098
          Working capital                                        599,725
          Temporary investments, including cash &
            cash equivalents                                   4,693,397
          Other purposes (for which at least $100,000
            has been used), including:
               Payment of final S corporation distribution       600,765
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


Item 3.   Defaults Upon Senior Securities

          None
                            inTEST CORPORATION

Item 4.   Submission of Matters to a Vote of Securities Holders

          The Annual Meeting of Stockholders of the Company was held on May 20, 1999 (the "Meeting"). Notice of the Meeting was mailed to stockholders or record on or about April 20, 1999, together with proxy solicitation materials prepared in accordance with
          Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

          The matters submitted to a vote of stockholders at the meeting were the following:

          1. The election of the members of the Board of Directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;

          2. The ratification of the appointment by the Board of Directors of KPMG LLP as the independent public accountants for the Company for the year ending December 31, 1999.

          There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld as well as the number of abstentions and broker non-votes for each nominees for election to the Board of Directors were as follows:


                                                                Abstentions and
                Nominee                For       Withheld       Broker Non-Votes
          ---------------------     ---------    --------       ----------------
          Alyn R. Holt              5,274,810     651,950              0
          Robert E. Matthiessen     5,274,810     651,950              0
          Douglas W. Smith          5,274,810     651,950              0
          Daniel J. Graham          5,274,810     651,950              0
          Richard O. Endres         5,274,810     651,950              0
          Stuart F. Daniels         5,274,810     651,950              0
          Gregory W. Slayton        5,251,031     675,729              0


          The proposal to ratify the appointment of KPMG LLP as the Company's Independent public accountants for the year ending December 31, 1999 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

                            inTEST CORPORATION

Item 4.   Submission of Matters to a Vote of Securities Holders (Continued)


              For          Against       Abstentions    Broker Non-Votes
          -----------      -------       -----------    ----------------
           5,926,110         450             200               0



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




                                       inTEST Corporation



Date:   August 13, 1999                /s/ Robert E. Matthiessen
       -----------------               ------------------------------------
                                       Robert E. Matthiessen
                                       President and Chief Executive Officer



Date:   August 13, 1999                /s/ Hugh T. Regan, Jr.
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