Form 10-Q
period 1999-09-30
INTEST CORP
filed 1999-11-15
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                 ----------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                           ------------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 1999:

                                 6,536,034
                         inTEST CORPORATION

                               INDEX


PART 1.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
         and December 31, 1998                                             1

         Consolidated Statements of Earnings (unaudited) for the
         three months and nine months ended September 30, 1999 and 1998    2

         Consolidated Statements of Comprehensive Earnings
         (unaudited) for the three months and nine months
         ended September 30, 1999 and 1998                                 3

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the nine months ended September 30, 1999                      4

         Consolidated Statements of Cash Flows (unaudited) for the
         nine months ended September 30, 1999 and 1998                     5

         Notes to Consolidated Financial Statements (unaudited)          6 -11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     12-19

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities and Use of Proceeds                       22-23

Item 3.  Defaults Upon Senior Securities                                  23

Item 4.  Submission of Matters to a Vote of Securities Holders            24

Item 5.  Other Information                                                24

Item 6.  Exhibits and Reports on Form 8-K                                 24
                   inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)


                                                               Sept. 30,     Dec. 31,
                                                                  1999         1998
                                                               ---------     --------
                                                              (Unaudited)    (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                     $ 9,689      $ 8,468
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $169 and $168, respectively              6,960        3,275
  Inventories                                                     3,359        2,521
  Deferred tax asset                                                245          245
  Refundable domestic and foreign income taxes                        -          658
  Other current assets                                              314          137
                                                                -------      -------
     Total current assets                                        20,567       15,304
                                                                -------      -------
Machinery and equipment:
  Machinery and equipment                                         2,265        1,690
  Leasehold improvements                                            297          223
                                                                -------      -------
                                                                  2,562        1,913
  Less: accumulated depreciation                                 (1,335)      (1,078)
                                                                -------      -------
     Net machinery and equipment                                  1,227          835
                                                                -------      -------
Other assets                                                        214          195
Goodwill                                                          6,525        6,884
                                                                -------      -------
     Total assets                                               $28,533      $23,218
                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $ 2,882      $   969
  Accrued expenses                                                1,348        1,023
  Domestic and foreign income taxes payable                         989            -
                                                                -------      -------
     Total current liabilities                                    5,219        1,992
                                                                -------      -------

Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                  -            -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     6,536,034 shares issued and outstanding                         65           65
  Additional paid-in capital                                     16,647       16,647
  Retained earnings                                               6,576        4,570
  Accumulated other comprehensive earnings (expense)                 26          (56)
                                                                -------      -------
     Total stockholders' equity                                  23,314       21,226
                                                                -------      -------
     Total liabilities and stockholders' equity                 $28,533      $23,218
                                                                =======      =======


               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)
                                     (Unaudited)


                                          Three Months Ended     Nine Months Ended
                                               Sept. 30,             Sept. 30,
                                          ------------------     ------------------
                                            1999       1998        1999      1998
                                          -------    -------     --------  --------
Net revenues                              $10,097    $ 4,449     $21,392    $15,238
Cost of revenues                            4,554      2,118       9,811      6,453
                                          -------    -------     -------    -------
      Gross margin                          5,543      2,331      11,581      8,785
                                          -------    -------     -------    -------
Operating expenses:
   Selling expense                          1,346        862       3,167      2,281
   Research and development expense           880        483       2,245      1,338
   General and administrative expense       1,191        726       3,072      1,902
                                          -------    -------     -------    -------
      Total operating expenses              3,417      2,071       8,484      5,521
                                          -------    -------     -------    -------
Operating income                            2,126        260       3,097      3,264
                                          -------    -------     -------    -------
Other income (expense):
   Interest income                             89        111         240        377
   Interest expense                           (17)        (1)        (17)        (3)
   Other                                       44        (10)         69          2
                                          -------    -------     -------    -------
      Total other income                      116        100         292        376
                                          -------    -------     -------    -------
Earnings before income taxes                2,242        360       3,389      3,640

Income tax expense                            901        133       1,383      1,351
                                          -------    -------     -------    -------
      Net earnings                        $ 1,341    $   227     $ 2,006    $ 2,289
                                          =======    =======     =======    =======

Net earnings per common share-basic         $0.21      $0.04       $0.31      $0.38

Weighted average common shares
 outstanding-basic                      6,536,034  6,311,849   6,536,034  6,046,107

Net earnings per common share-diluted       $0.20      $0.04       $0.30      $0.38

Weighted average common and common
 share equivalents outstanding-diluted  6,626,342  6,317,578   6,606,902  6,055,217


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except share data)
                               (Unaudited)



                                             Three Months Ended  Nine Months Ended
                                                  Sept. 30,          Sept. 30,
                                             ------------------  -----------------
                                               1999       1998     1999      1998
                                             -------    -------   ------    ------

Net earnings                                  $1,341    $  227    $2,006    $2,289

Foreign currency translation adjustments         168        19        82       (42)
                                              ------    ------    ------    ------

Comprehensive earnings                        $1,509    $  246    $2,088    $2,247
                                              ======    ======    ======    ======



        See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                      (In thousands, except share data)

                (Unaudited except Balance, December 31, 1998)



                                                                     Accumulated
                               Common Stock   Additional                Other         Total
                            -----------------  Paid-In   Retained   Comprehensive  Stockholders'
                             Shares    Amount  Capital   Earnings Earnings(Expense)   Equity
                            ---------  ------ ---------- -------- ---------------- ------------


Balance, December 31, 1998  6,536,034   $ 65    $16,647   $ 4,570      $ (56)         $21,226

Net earnings                        -      -          -     2,006          -            2,006

Other comprehensive earnings        -      -          -         -         82               82
                            ---------   ----    -------   -------      -----          -------


Balance, Sept. 30, 1999     6,536,034   $ 65    $16,647   $ 6,576      $  26          $23,314
                            =========   ====    =======   =======      =====          =======



         See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                  (Unaudited)


                                                               Nine Months Ended
                                                                   Sept. 30,
                                                               -----------------
                                                                 1999      1998
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $ 2,006   $ 2,289
  Adjustments to reconcile net earnings to net cash:
    Depreciation and amortization                                  620       303
    Foreign exchange (gain)loss                                    (15)        6
    Changes in assets and liabilities:
      Trade accounts and notes receivable, net                  (3,612)    1,507
      Inventories                                                 (836)     (134)
      Refundable domestic and foreign income taxes                 663      (352)
      Other current assets                                        (178)      (94)
      Accounts payable                                           1,917       (70)
      Domestic and foreign income taxes payable                    989    (1,482)
      Accrued expenses                                             323      (415)
                                                               -------   -------
Net cash provided by operating activities                        1,877     1,558
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                             (651)     (165)
  Acquisition of business, net of cash acquired                      -    (4,629)
  Other long-term assets                                            (7)      (21)
                                                               -------   -------
Net cash used in investing activities                             (658)   (4,815)
                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal debt repayments                                          -      (215)
                                                               -------   -------
Net cash used in financing activities                                -      (215)
                                                               -------   -------
Effects of exchange rates on cash                                    2       (12)
                                                               -------   -------
Net cash provided by all activities                              1,221    (3,484)

Cash and cash equivalents at beginning of period                 8,468    12,035
                                                               -------   -------

Cash and cash equivalents at end of period                     $ 9,689   $ 8,551
                                                               =======   =======


         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Information as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited)

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

     The Company manufactures its products in the U.S.,U.K. and Singapore (where the company commenced manufacturing during September 1999). Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Japan and Singapore.


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

     As discussed in Note 3, pro forma earnings per common share information for the three months and nine months ended September 30, 1998 includes certain adjustments to reflect results as if the acquisition of inTEST Sunnyvale Corp. (f/k/a TestDesign Corporation) had occurred on January 1, 1998.

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
                                                                ======


     The Acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of the Acquisition.
     The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and TestDesign for the three months and nine months ended September 30, 1998 as if the Acquisition had occurred on January 1, 1998:

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)




(3)  PRO FORMA STATEMENT OF EARNINGS INFORMATION (Continued)




                                        Three Months Ended   Nine Months Ended
                                           Sept 30, 1998        Sept 30, 1998
                                        ------------------    ----------------

     Pro forma net revenues                   $ 4,817             $19,498
     Pro forma net earnings                       144               2,173
     Pro forma net earnings per
       common share-diluted                    $ 0.02              $ 0.33



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

                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(4)  SEGMENT INFORMATION (Continued)


                                              Three Months Ended   Nine Months Ended
                                                   Sept 30,            Sept 30,
                                              ------------------   -----------------
                                                1999      1998       1999      1998
                                              --------   -------   -------   -------
     Net revenues from unaffiliated customers:
       North America                           $ 7,589    $2,748   $15,852   $ 9,918
       Asia-Pacific                              1,596     1,049     3,979     3,879
       Europe                                      912       652     1,561     1,441
                                               -------    ------   -------   -------
                                               $10,097    $4,449   $21,392   $15,238
                                               =======    ======   =======   =======
     Affiliate sales or transfers from:
       North America                           $   442    $  179   $ 1,074   $   742
       Asia-Pacific                                 -         -          -         -
       Europe                                      290        56       724       323
                                               -------    ------   -------   -------
                                               $   732    $  235   $ 1,798   $ 1,065
                                               =======    ======   =======   =======
     Operating income (loss):
       North America                           $ 1,579    $  (63)  $ 2,200   $ 2,292
       Asia-Pacific                                 26        47       230       421
       Europe                                      521       276       667       551
                                               -------    ------   -------   -------
                                               $ 2,126    $  260   $ 3,097   $ 3,264
                                               =======    ======   =======   =======
     Earnings before income taxes:
       North America                           $ 1,641    $   28   $ 2,387   $ 2,620
       Asia-Pacific                                 77        47       321       444
       Europe                                      524       285       681       576
                                               -------    ------   -------   -------
                                               $ 2,242    $  360   $ 3,389   $ 3,640
                                               =======    ======   =======   =======
     Net earnings (loss):
       North America                           $   972    $   (5)  $ 1,402   $ 1,684
       Asia-Pacific                                (21)        6        62       137
       Europe                                      390       226       542       468
                                               -------    ------   -------   -------
                                               $ 1,341    $  227   $ 2,006   $ 2,289
                                               =======    ======   =======   =======


                  inTEST CORPORATION AND SUBSIDIARIES

                              (Unaudited)


(5)  LEGAL PROCEEDINGS


     As reported in the Company's prior periodic reports filed with the Securities and Exchange Commission during 1999, on November 18, 1998 the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit against Reid-Ashman Manufacturing, Inc. for infringement of a United States patent held by the Company. The matter is presently in the discovery stage. In addition, the parties are pursuing court facilitated mediation.

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

     The Company's revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally as a result of cyclicality in the semiconductor manufacturing industry. During the past several years, the demand for ATE by the semiconductor industry exhibited a high degree of cyclicality. 1996 represented a year of sequential quarterly declines in orders for and sales of the Company's products due to a reduced level of semiconductor manufacturing activity which caused cutbacks in semiconductor manufacturers' capital budgets. 1997 marked a turnaround in the semiconductor industry, which was evidenced by renewal in demand for ATE and related equipment, which resulted in sequential quarterly increases in orders for and sales of the Company's products. 1998, like 1996, represented a year of sequential quarterly declines in orders for and sales of the Company's products, however, to a more significant degree than in 1996. During 1998, worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting from softening demand for end user products. In addition, the economic downturns in many world economies, especially those in Southeast Asia and Japan, exacerbated the semiconductor industry downturn. The combination of these conditions contributed to a reduced demand for products manufactured by semiconductor manufacturers, which in turn significantly reduced their need for new or additional ATE equipment.

     1999, like 1997, marked a turnaround in the semiconductor industry. During the first nine months of 1999, the Company has seen significant quarterly increases in the level of orders for its products ("bookings"). Bookings were $7.2 million for the quarter ended March 31, 1999, $10.7 million for the quarter ended June 30, 1999, and a record $13.1 million for the quarter ended September 30, 1999. As a result of the increased booking activity, the Company's backlog increased from $3.4 million at December 31, 1998 to a record $11.4 million at September 30, 1999. During the same period the Company experienced a significant increase in its net revenues, which grew from $3.8 million for the quarter ended December 31, 1999 to a record $10.1 million for the quarter ended September 30, 1999. The increase in the Company's bookings, net revenues and backlog reflects the increased demand for ATE by semiconductor manufacturers resulting from increased worldwide demand for ICs combined with back end ATE capacity constraints caused by the significantly reduced capital spending during 1998. While bookings and
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

backlog are calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, the Company's bookings for any period and backlog at any particular date are not necessarily indicative of actual sales for any succeeding period.


Results of Operations
---------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30,1998:

     Net Revenues. Net revenues were a record $10.1 million for the quarter ended September 30, 1999 compared to $4.4 million for the same period in 1998, an increase of $5.6 million or 127%. The significant increase in net revenues over the comparable prior period is principally the result of the aforementioned turnaround in the demand for ATE in 1999 compared to 1998.

     Gross Margin. Gross margin increased to 55% for the quarter ended September 30, 1999 compared to 52% for the comparable period in 1998. The improvement in gross margin was primarily the result of better absorption of fixed manufacturing costs by higher net revenue levels. The improvement in the gross margin was offset by the increase in manufacturing costs associated with the acquisition of inTEST Sunnyvale, which was acquired on August 3, 1998 (the "Acquisition").

     Selling Expense. Selling expense was $1.3 million for the quarter ended September 30, 1999 compared to $862,000 for the same period in 1998, an increase of $484,000 or 56%. The increase was attributable to several factors including the salary expense of new sales and marketing staff, increased expenditures for travel, increased commission expenses for external sales representatives resulting from the higher sales levels, increased advertising costs and higher levels of freight expenses.

     Research and Development Expense. Research and development expense was $880,000 for the quarter ended September 30, 1999 compared to $483,000 for the same period in 1998, an increase of $397,000 or 82%. The increase was attributable to the additional salary expense of inTEST Sunnyvale engineering and technical staff coupled with an increase in the Company's total number of engineering and technical staff. In addition, expenditures for research and development materials and travel expenses associated with new product development comprised a significant portion of the increase as compared to the prior comparable period.

     General and Administrative Expense. General and administrative expense was $1.2 million for the quarter ended September 30, 1999 compared to $726,000 for the same period in 1998, an increase of $465,000 or 64%. The increase was primarily attributable to legal costs related to the Company's patent infringement suit, costs to maintain existing patents and file for new patents worldwide, accruals for incentive compensation for certain executive officers and the additional salary and other administrative costs of inTEST Sunnyvale.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


In addition, administrative salary expense increased due to both staffing increases and salary increases for existing staff, as well as increases in investor relations expenses and the amortization of goodwill resulting from the Acquisition.

     Income Tax Expense. Income tax expense increased to $901,000 for the quarter ended September 30, 1999 from $133,000 for the comparable period in 1998, an increase of $768,000. The Company's effective tax rate was 40% for the third quarter of 1999 compared to 37% for the same period in 1998. The increase in the effective tax rate is primarily the result of goodwill amortization related to the Acquisition, which is not deductible for tax purposes, and a higher effective tax rate in Japan, caused by certain recurring expenses which are not deductible for tax purposes, which was compounded by the reduced profitability of the Company's Japanese operations in 1999 compared to 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net Revenues. Net revenues were $21.4 million for the nine months ended September 30, 1999 compared to $15.2 million for the same period in 1998, an increase of $6.2 million or 40%. The significant increase in net revenues over the comparable prior period is a result of the aforementioned turnaround in demand for ATE in 1999 compared to 1998, as well as the Acquisition of inTEST Sunnyvale.

     Gross Margin. Gross margin declined to 54% for the nine months ended September 30, 1999 compared to 58% for the comparable period in 1998. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing and direct labor costs of inTEST Sunnyvale.

     Selling Expense. Selling expense was $3.2 million for the nine months ended September 30, 1999 compared to $2.3 million for the same period in 1998, an increase of $886,000 or 39%. The increase was attributable to several factors including the additional salary expense of inTEST Sunnyvale sales staff and new sales and marketing staff, increased expenditures for travel, higher levels of warranty replacement expenses and increased advertising costs offset by a reduction in commission expenses for external sales representatives.

     Research and Development Expense. Research and development expense was $2.2 million for the nine months ended September 30, 1999 compared to $1.3 million for the same period in 1998, an increase of $907,000 or 68%. The increase was attributable to the additional salary expense of inTEST Sunnyvale engineering and technical staff coupled with an increase in the number of engineering and technical staff and higher levels of travel expenses which were offset in part by reductions in spending on research and development materials in 1999 as compared to 1998.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     General and Administrative Expense. General and administrative expense was $3.1 million for the nine months ended September 30, 1999 compared to $1.9 million for the same period in 1998, an increase of $1.2 million or 62%. The increase was primarily attributable to legal costs related to the Company's patent infringement suit, costs to maintain existing patents and file for new patents worldwide and the amortization of goodwill resulting from the Acquisition. In addition, there were increases in administrative salary expense due to staffing increases and salary increases for existing staff, accruals for incentive compensation for certain executive officers and communications expense.

     Income Tax Expense. Income tax expense remained constant at $1.4 million for the nine months ended September 30, 1999 and 1998. The Company's effective tax rate was 41% for the first nine months of 1999 compared to 37% for the same period in 1998. The increase in the effective tax rate is primarily the result of goodwill amortization related to the Acquisition, which is not deductible for tax purposes, and a higher effective tax rate in Japan, caused by certain recurring expenses which are not deductible for tax purposes, which was compounded by the reduced profitability of the Company's Japanese operations in 1999 compared to 1998.


Liquidity and Capital Resources
-------------------------------

     Net cash provided from operations for the nine months ended September 30, 1999 was $1.9 million. Accounts receivable increased $3.6 million from December 31, 1998 to September 30, 1999 due to the increase in sales activity during the first nine months of 1999. Inventories increased $836,000 as a result of materials purchases for future product shipments. Refundable domestic and foreign income taxes decreased $663,000 due to a refund of excess Federal taxes paid during 1998. Other current assets increased $178,000, primarily as a result of increases in prepaid expenses. Accounts payable increased $1.9 million due to the higher production levels during the first nine months of 1999. Accrued expenses increased $323,000 primarily as a result of the increased sales activity and staffing additions and their related expense accruals. Domestic and foreign income taxes payable increased $989,000 as a result of the refund of excess Federal taxes received during the first quarter and the accrual of income taxes on the earnings for the first nine months of 1999.

     Purchases of machinery and equipment were $651,000 for the nine months ended September 30, 1999, which consisted primarily of improvements to the Company's facilities in the United States and, to a lesser extent, the UK. The Company began the renovation of its UK manufacturing facility during the second quarter and plans to spend approximately $200,000 during the fourth quarter of 1999 to complete the renovations and to purchase a coordinate measuring machine for this facility. During the third quarter of 1999, the Company increased its domestic fabrication capacity through the addition of a
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


machining operation in Cherry Hill. The Company estimates the costs to acquire equipment for this new machining operation at between $600,000 and $800,000; approximately $200,000 of this amount was spent during the third quarter of 1999. The Company commenced manufacturing operations at its Singapore facility late in the third quarter of 1999 and does not foresee significant capital expenditures related to this operation.

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

     Currently, the Company has a program in process to analyze potentially affected business and process systems and replace or correct all non-compliant critical business and process systems that it will require in the new millennium. Prior to the acquisition of inTEST Sunnyvale, the Company had completed its review and testing of its then existing systems and determined that they were Year 2000 compliant. The Company has identified those systems of inTEST Sunnyvale which were not yet Year 2000 compliant and has converted them to systems which are Year 2000 compliant. The Company completed the system modifications at inTEST Sunnyvale during the third quarter of 1999.

     The products that the Company has sold and currently sells are not date-sensitive, and therefore the Company believes its product related exposures are low.

In conjunction with the Company's Year 2000 effort, all suppliers that are critical to the function of the Company are being surveyed to ensure readiness and non-disruption to the Company supply chain. The Company relies on subcontractors for fabrication and certain other processes performed on its products and utilizes third-party network equipment and software products which may or may not be Year 2000 compliant. In addition, the Company relies on utility and telecommunications suppliers to operate its businesses
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


worldwide. The Company has sent questionnaires to these critical suppliers to determine the extent to which the Company's operations are exposed to failure of Year 2000 issues. The Company has received responses from virtually all of its domestic suppliers and is still awaiting responses from many of its foreign suppliers. The Company has identified new critical raw materials and fabrication suppliers to replace those which cannot demonstrate Year 2000 compliance before the end of the fourth quarter of 1999. There can be no assurance that the Company will be successful in its efforts to identify and resolve any Year 2000 issues involving its suppliers or to continue receiving products and services from these suppliers if Year 2000 problems were to materialize. The failure to resolve these issues could result in the shut-down of some or all of the Company's operations, which would have a material adverse effect on the Company.

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


International Operations
------------------------

     Revenues generated by the Company's foreign subsidiaries were 26% and 35% of consolidated revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company anticipates that revenues generated by the
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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

     Revenues denominated in foreign currencies were 16% and 26% of consolidated revenues for the nine months ended September 30, 1999 and 1998, respectively. Although the Company operates its business such that a significant portion of its product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that the Company will not be adversely impacted in the future due to its exposure to
foreign operations.   Revenues denominated in currencies other than U.S.
dollars expose the Company to currency fluctuations, which can adversely affect results of operations.

     The portion of the Company's consolidated revenues that were derived from sales to the Asia Pacific region were 19% and 26% for the nine months ended September 30, 1999 and 1998, respectively. Countries in the Asia Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the past economic instability in the Asia Pacific region has not materially adversely affected the Company's order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse affect on demand for the Company's products and its consolidated results of operations.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding the Company's plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


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


     The Company is exposed to currency exchange rate risk in the normal course of its business. The Company employs risk management strategies including the use of forward exchange rate contracts to manage this exposure. The Company's objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations primarily in the Japanese Yen. The Company's Japanese operations expose its earnings to changes in currency exchange rates because its Japanese subsidiary makes its sales in Japanese Yen and purchases its sales inventory in U.S. dollars. Forward exchange rate contracts are used to establish a fixed conversion rate between the Japanese Yen and the U.S. dollar so that the level of the Company's gross margin from sales in Japan is not negatively impacted from significant movements in the Japanese Yen to U.S. dollar exchange rate. The Company purchases forward exchange rate contracts on a monthly basis in the amounts necessary to pay the U.S. dollar denominated obligations of its Japanese subsidiary. As of September 30, 1999, there were no forward exchange rate contracts outstanding.

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

                              inTEST CORPORATION


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


     As reported in the Company's prior periodic reports filed with the Securities and Exchange Commission during 1999, on November 18, 1998 the Company and its subsidiary inTEST IP Corp. (which holds title to all Company intellectual property) filed suit against Reid-Ashman Manufacturing, Inc. for infringement of a United States patent held by the Company. The matter is presently in the discovery stage. In addition, the parties are pursuing court facilitated mediation.

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

                            inTEST CORPORATION

Item 2.   Changes in Securities and Use of Proceeds (Continued)


          Construction of plant, building and facilities     $         -
          Purchase and installation of machinery
            and equipment                                        949,538
          Purchase of real estate                                      -
          Acquisition of other business (including
            transaction costs                                  4,825,000
          Repayment of indebtedness                              388,098
          Working capital                                        599,725
          Temporary investments, including cash &
            cash equivalents                                   4,291,716
          Other purposes (for which at least $100,000
            has been used), including:
               Payment of final S corporation distribution       600,765
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

              10 Lease Agreement between the Company and Hoot Owl Farms, Inc. dated July 28, 1999

              27    Financial Data Schedule

          (b) Reports on Form 8-K

              None

                            Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       inTEST Corporation



Date:   November 15, 1999              /s/ Robert E. Matthiessen
       ------------------              ------------------------------------
                                       Robert E. Matthiessen
                                       President and Chief Executive Officer



Date:   November 15, 1999              /s/ Hugh T. Regan, Jr.
       ------------------              ------------------------------------
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

          10 Lease Agreement between the Company and Hoot Owl Farms, Inc. dated July 28, 1999

          27    Financial Data Schedule