Form 10-K
period 1999-12-31
INTEST CORP
filed 2000-03-30
CIK 1036262

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

/ / Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ________________________

Commission file number:      0-22529
                             -------

                             inTEST Corporation
-----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                  22-2370659
---------------------------------         -----------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
or incorporation or organization)

    2 Pin Oak Lane, Cherry Hill, NJ                        08003
---------------------------------------                  ----------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:	856-424-6886

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock,
par value $0.01 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes /X/   No / /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock on March 22, 2000 as quoted on the Nasdaq National Market system was $90,354,167.

The number of shares outstanding of the Registrant's Common Stock, as of March 22, 2000 is 8,582,827.

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
                       Annual Report on Form 10-K


                                 INDEX


Part I:                                                              Page
-------                                                              ----
Item 1:   Business                                                     3

Item 2:   Properties                                                  13

Item 3:   Legal Proceedings                                           14

Item 4:   Submission of Matters to a Vote of Security Holders         14

Part II:
-------
Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters                                         15

Item 6:   Selected Financial Data                                     17

Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         18

Item 7A:  Quantitative and Qualitative Disclosures About
          Market Risk                                                 23

Item 8:   Financial Statements and Supplementary Data                 23

Item 9:   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         23

Part III:
--------
Item 10:  Directors and Executive Officers                            24

Item 11:  Executive Compensation                                      24

Item 12:  Security Ownership of Certain Beneficial Owners and
          Management                                                  24

Item 13:  Certain Relationships and Related Transactions              24

Part IV:
-------
Item 14:  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                         24

Signatures                                                            26

Index to Exhibits                                                     27

Index to Consolidated Financial Statements and Consolidated
  Financial Statement Schedule                                        28
                           inTEST Corporation
                       Annual Report on Form 10-K

PART I:
------
Item 1.   BUSINESS

INTRODUCTION
------------

     On March 9, 2000, we acquired all of the stock of Temptronic Corporation. The acquisition was in the form of a merger of Temptronic into a subsidiary of ours, and was accounted for as a pooling of interests. (The financial statements included in this report do not reflect the acquisition of Temptronic.) Temptronic makes and sells high-performance temperature management products used in the manufacture and testing of integrated circuits, or ICs, and other electronic products. These temperature management products are complementary to the manipulator and docking hardware and tester interface products manufactured by us prior to the merger.

     Although the merger occurred after the period covered by this report, the following discussion of our business is presented on a post-merger, combined basis, except where information is specifically given as of December 31, 1999 (such as in the sections describing "Employees," "Backlog," "Customers," "Patents and Other Proprietary Rights," and "Engineering and Product Development") or as otherwise noted. The portions of this discussion of our business that describe the design, manufacture and marketing of "temperature management products" relate to the business of Temptronic and did not contribute to our results of operations in 1999.

     We are a leading independent designer and manufacturer of test head manipulators, docking hardware, temperature management products and tester interface products. Semiconductor manufacturers use our products in conjunction with automatic test equipment, or ATE, in the testing of ICs. The testing of integrated circuits is an essential step in the IC manufacturing process and comprises a significant percentage of the total cost of manufacturing integrated circuits. We focus on producing high quality products and developing innovative proprietary technologies designed to improve the efficiency and cost-effectiveness of the ATE used in the IC testing process. Our products are used by leading semiconductor manufacturers worldwide.

     We were incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We established inTEST Limited in the U.K. in 1985, inTEST Kabushiki Kaisha in Japan in 1987 and inTEST PTE, Limited in Singapore in 1990. inTEST Limited designs, manufactures and markets our products principally in the European market. inTEST Kabushiki Kaisha acts as a liaison office with Japanese ATE manufacturers and markets our products in Japan. In addition, inTEST Kabushiki Kaisha initiated our business of designing and marketing related tester interface products, including sockets and interface boards. inTEST PTE, Limited designs, manufactures, markets and provides technical support to customers in Southeast Asia. In 1997, we completed our initial public offering. In 1998, we acquired all of the stock of TestDesign Corporation, which expanded our capabilities in the design, manufacture and marketing of tester interface products. As described above, we acquired all of the stock of Temptronic Corporation in the first quarter of 2000.

IC INDUSTRY BACKGROUND
----------------------

Overview
--------
     The semiconductor market is a high volume, high growth market characterized by rapid technological change and wide fluctuations in demand. Semiconductor manufacturers generally compete based on product performance and price. Therefore, they seek to maintain high production yields and maximize the utilization of the expensive facilities and capital equipment required in the manufacturing process. The quality of testing during manufacturing directly affects both production yield and efficiency. Accordingly, semiconductor manufacturers seek to use testing processes that optimize the utilization of ATE and floor space dedicated to testing.

     The demand for ATE is driven by several factors, including demand for products that incorporate ICs, increasing complexity of ICs and the emergence of new IC technologies. The increasing use of ICs in a variety of consumer products is well recognized, as are the continuing advances in the performance characteristics of ICs. Some of the newer IC technologies include the use of 300 mm wafers in production and system-on-a-chip ("SOC") where digital, analog and memory functions are combined on a single IC. As a result of these and other advances, semiconductor manufacturers must purchase additional ATE to handle the increased production and more sophisticated testing requirements.

     Driven by higher demand for ICs and the emergence of new IC technologies, we believe semiconductor manufacturers will increase their capital expenditures for the expansion and upgrading of their manufacturing operations over the next few years.

IC Test Process
---------------

     ICs are the building blocks of modern electronics. Microprocessors, memory chips, telecommunication ICs, digital signal processors and various other types of ICs are used in a variety of products, ranging from complex products such as computers, cell phones, televisions, automobile electronics, digital cameras and DVD players to a simple household lamp dimmer. As electronic products become more intricate, so do the ICs that perform the necessary functions. Manufacturers have continued to seek innovation in the design, architecture and functionality of the ATE used in the testing of ICs because of the need to produce increasingly complex products more efficiently.

     ICs are typically manufactured in multiples of several hundred on a silicon wafer which are later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components, and the ICs are put in a plastic, ceramic or other protective housing. This process step is called "packaging." Wafers are tested before being diced and packaged, to insure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, a piece of equipment known as a wafer prober automatically positions the wafer under a "test head," which is connected electronically to a test system.
Once the good ICs have been identified, they are packaged. The packaged IC also requires testing, called "back-end test," to determine if it meets design and performance specifications. Packaged ICs are placed into a machine called a handler, which then plugs the packaged ICs into an environmentally-controlled test head, which includes a test socket, for testing.

     Testers range in price from approximately $500,000 to over $3.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads, typically one or two, with which each tester is configured. Probers and handlers range in price from approximately $100,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time.

     Test head manipulators facilitate the movement of the test head to the wafer prober in front-end test, and to the handler in back-end test. Docking hardware connects the test head to the wafer prober and handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, inTEST believes temperature-controlled testing will be an increasingly important part of front-end wafer testing as the demand for front-end testing grows.

Trends in IC Testing
--------------------

     While the basic purpose of testing ICs during production is to identify unacceptable products, a related goal of the semiconductor manufacturer is to perform the test in the most efficient and cost-effective manner possible. To provide testing equipment that can help manufacturers meet this goal, the ATE industry must respond to the following developments:

     Change in Technology. Currently, most semiconductor manufacturers use 150 mm and 200 mm wafer technology. In order to increase throughput and lower IC cost, 300 mm wafer production capability will be needed over the next few years. In addition, end-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards are more complex and dense. SOC designs are expected to be subject to growing demand in the future. These technology trends have significant implications for the IC testing process, including:

     *   the need for larger, heavier and more complex test heads;
     *   higher pin densities;
     *   increasing test speeds; and
     *   a new generation of testers for SOC and other technologies.

     Need for Plug-Compatibility and Integration. Semiconductor manufacturers need test methodologies that will perform increasingly complex tests while lowering the overall cost of testing. This can require combining ATE manufactured by various companies into optimally performing systems. Semiconductor manufacturers have to work closely with various test hardware, software, interface and component vendors, therefore, to resolve design and compatibility issues. Independent ATE manufacturers not only have to meet higher product performance requirements, but they must make their products plug-compatible with test equipment manufactured by other vendors.

     Testing under Extreme Conditions. ICs are expected to perform across a wider spectrum of temperature and environmental conditions than ever before. Temperature testing is expected to find an increasing role in front-end, wafer level testing. Creating a uniform thermal profile over much larger areas, as in the case of wafer level testing, represents a significant engineering and design challenge for ATE manufacturers.

     Demand for Higher Level of Technical Support. As IC testing becomes more complex, IC manufacturers are increasingly demanding higher level of technical support on a routine basis. ATE manufacturers must commit greater resources to technical support in order to develop close working relationships with their customers. This level of support also requires close proximity of service and support centers to customers' facilities.

     Cost Reduction through Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective. inTEST believes that this factor will lead to more front-end wafer testing.

inTEST'S SOLUTIONS
------------------

     We have focused our efforts on designing and producing only high quality products that provide superior performance and cost-effectiveness. We seek to address a manufacturer's individual needs through innovative, customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the ATE industry by providing the following advantages:

     High Performance Technology. Our universal test head manipulators provide six degrees of motion freedom to enable the maximum flexibility with the minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the rapidly increasing size of test heads, which can weigh up to 900 pounds and are expected to continue to get larger as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. We believe that these characteristics will become even more important as testing becomes more complicated.

     Broad ATE compatibility. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our universal manipulators can handle different test heads produced by different manufacturers. We also design and manufacture docking hardware that can be used with otherwise incompatible ATE. Such an integrated approach to ATE leads to smooth changeover from one tester to another, longer lives for interface components, better test results and lower overall test costs.

     Wafer Level Testing. Our redesigned ThermoChuck* products can be used for front-end temperature stress screening at the wafer level. This can provide significant cost savings from early identification of IC that will not perform at specified temperatures, thus improving IC production yields as well as product quality and reliability. ThermoChuck products are capable of handling any size wafer, including a 300 mm wafer, for thermal test without causing the wafer distortion that can occur as temperature changes are introduced. In addition, our Pro Dock* can be used in front-end testing by a single operator to position a test head weighing up to 1,000 pounds. The Pro Dock has a relatively small footprint that significantly increases test floor space utilization. We believe that these characteristics will become even more important as testing becomes more complicated.

     Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. We have manufacturing facilities in New Jersey, Massachusetts, California, the U.K. and Singapore, and we provide service to our customers from 11 sales and service offices in the U.S., the U.K., Japan, and Singapore. Thus, our engineers are easily accessible to, and can work directly with, our customers from the time we begin developing our initial proposal through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

*  "ThermoChuck" and "Pro Dock" are registered trademarks of inTEST
     Corporation.

inTEST'S STRATEGY

     Our goals are to increase our recognition as the designer and manufacturer of the highest quality products in our markets, and to become a supplier for all of our customers' ATE needs, other than probers, handlers and testers. Our general strategies to achieve these goals include the following:

     Providing technologically advanced solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff are continually engaged in developing new and improved products and manufacturing processes.

     Leveraging strong OEM relationships. Our technical personnel work closely with ATE manufacturers to design tester interface and docking hardware that are compatible with their ATE. As a result, we are often privy to proprietary technical data and information about these manufacturers' products. We believe that because we do not compete with ATE manufacturers in the prober, handler and tester markets, we have been able to establish strong collaborative relationships with these manufacturers that enable us to develop ancillary ATE products on an accelerated basis.

     Continuing our international expansion. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., the U.K., Japan, and Singapore, and we will be opening an office in Germany in the near future.

     Pursuing synergistic acquisitions. A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. Our TestDesign and Temptronic acquisitions have expanded our line of product offerings and given us the opportunity to market a broader range of products to our customer base. We expect to make acquisitions that will further expand our product lines, enabling us to become a single source supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

OUR PRODUCTS
------------

     We design and manufacture manipulators, docking hardware, temperature management products and tester interface products, all of which are designed to improve the utilization and performance of ATE used by semiconductor manufacturers in the testing of ICs. Our primary line of manipulators and our docking hardware are used most frequently during back-end testing of specialized packaged ICs. Our temperature management products and tester interface products are used in either front-end or back-end testing of specialized packaged ICs. Specialized ICs include microprocessors, digital signal processing chips, application specific ICs and specialized memory ICs, and are used primarily in the automotive, computer, consumer products and telecommunications industries. Most of our products are custom-designed for our customer's particular combination of ATE. We have designed over 5,000 products, each of which is used to facilitate the use of one or more of over 175 different test heads with one or more of over 30 probers or 300 handlers, all of which are mechanically different models.

Manipulator Products
--------------------

Universal Manipulators: Our primary line of manipulator products consists of the in2* Test Head Positioners, which are free-standing universal manipulators. Universal manipulators are manipulators that can hold a variety of test heads and enable the test head to be repositioned for alternate use with any one of several probers or handlers on a test floor. The in2 is distinguished from universal manipulators manufactured by competitors by our innovative, floating-head design. This design permits a test head weighing up to 900 pounds to be held in an effectively weightless state, so it can be moved manually up or down, right or left, forward or backward and rotated around each axis by an operator using no more than 22 pounds of force. Consequently, an operator can manually reposition the test head by grasping it in his or her hands and gently moving the test head into position to dock with the prober or handler. This same design feature enables the operator to dock the test interface board without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, a test head held in an in2 manipulator and equipped with our docking hardware can be disconnected quickly and easily and docked to another handler for testing either a subsequent lot of the same packaged IC or to test a different IC. in2 manipulators range in price from approximately $12,000 to $100,000.

Dedicated Manipulators: In addition to our free-standing universal manipulators, we manufacture several models of dedicated manipulators. We recently developed a fully-automatic, electrically-powered and microprocessor-controlled dedicated manipulator we call the Pro Dock. We believe it is the only fully-automatic manipulator which enables a test head to be automatically docked to a prober or handler with the push of one button. The patented, overhead design of the Pro Dock series manipulator uses a powered scissor mechanism to raise and lower a test head to a prober or a top docking handler. This design enables a Pro Dock to dock very large test heads (weight tested to 1,000 pounds). We believe that the Pro Dock series of manipulators will be attractive to semiconductor manufacturers for testing 300 mm wafers and packaged memory ICs because the size of test heads for these wafers and ICs make manual manipulation cumbersome. In addition, we believe that the Pro Dock will enable semiconductor manufacturers to increase floor space utilization of their ATE systems by 25% to 40% over that achieved by other dedicated or universal manipulators because a Pro Dock series manipulator has virtually a zero footprint. We have not yet sold, and do not expect significant sales of, Pro Dock manipulators until demand for 300 mm wafers reach levels warranting significant investment in new testing equipment by semiconductor manufacturers.

*  "in2" is a registered trademark of inTEST Corporation.

Docking Hardware
----------------

     Our docking hardware products mechanically control the delicate interface between the test head's interface board and the prober's probing assembly or the handler's test socket, and protects them from damage as they are brought together, or "docked." A simple cam action docks and locks the test head to the prober or handler, thus eliminating motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by the constant vibration during testing. Our docking hardware is used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers between test heads is required. Our docking hardware enables semiconductor manufacturers to achieve cost savings by improving ATE utilization, improving the accuracy and integrity of test results, and reducing the need to repair or replace expensive ATE interface products.

     Our docking hardware products are distinguished from those offered by competing ATE manufacturers by our ability to make multiple competing brands of test heads compatible with multiple brands of probers and handlers used by a semiconductor manufacturer by only changing interface boards. This is called "plug-compatibility." Plug-compatibility reduces the changeover time required to undock a test head from one handler and dock it to another handler between production lots or when changing the IC type being tested. This enables increased flexibility and utilization of test heads, probers and handlers purchased from various manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products range in price from approximately $2,000 to $12,000.

Temperature Management Products
-------------------------------

     Our temperature management products enable a manufacturer to test a semiconductor wafer or IC over the extreme and variable temperature conditions that can occur in the actual use of the electronic device containing the ICs. Temperature management products must test ICs over a variety of temperature ranges, rapidly shifting between temperature levels, without removing the wafer or IC from its testing environment. Our temperature management products control and quickly change test temperatures, within a range of temperatures specified by the customer.

ThermoChuck Products: Our ThermoChuck precision vacuum platform assemblies contain heating and cooling elements and associated equipment such as temperature controllers, compressors, heaters and dehumidifiers, for quickly changing and stabilizing the temperature of semiconductor wafers prior to their dicing and packaging. Such temperatures can range from as low as -65 degrees Celsius to a high of +400 degrees Celsius. They are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. The ThermoChuck product line was recently redesigned, and an innovative manufacturing process for the product line was developed. We believe this new design and manufacturing process will improve the reliability and performance of ThermoChuck products. Specifically, new ThermoChuck products stay flatter, remain more level and maintain more uniform temperatures during testing than our previous design. In addition, the new manufacturing process is expected to reduce production costs for these products. We expect to be able to market the redesigned ThermoChuck products during 2000. Our ThermoChuck products range in price from approximately $14,000 to $55,000.

ThermoStream* Products: Our ThermoStream stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and printed circuit boards. ThermoStreams provide a source of heated and cooled air which can be directed over the component or device under test. ThermoStream products contain heating elements, refrigeration systems, air dryers, and sophisticated computer controls. These systems are capable of controlling temperatures to within 1.0 degree Celsius over a -80 degrees Celsius to +225 degrees Celsius range. Traditionally, our customers used ThermoStream products primarily in engineering, quality assurance and short-run manufacturing environments, however, these products are being used increasingly in longer-run production applications. Our ThermoStream products range in price from approximately $4,200 to $36,000.

*  "ThermoStream" is a registered trademark of inTEST Corporation.

Other temperature management products: We also manufacture ancillary temperature management products including temperature-controlled contact probes, temperature-controlled enclosures, and precision temperature platforms.

Tester Interface Products
-------------------------

     We custom design our tester interface products for each application to ensure a secure electrical connection between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data, so our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We offer over 200 different types of tester interface products that range in price from $6,000 to $46,000.

MARKETING, SALES AND CUSTOMER SUPPORT
-------------------------------------

     We market and sell our products in all markets where semiconductors or ATE are manufactured. North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Manipulator Products, Docking Hardware and Tester Interface Products: In North America, we sell to semiconductor manufacturers principally through independent, commissioned sales representatives. Sales to ATE manufacturers are handled by our account managers. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California, Texas, Arizona, and Oregon.

     In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers. In China, Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand, we sell through independent sales representatives. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

     Our account managers are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for applications engineering, custom product design, pricing, quotations, proposals and transaction negotiations.

Temperature Management Products: In the U.S., we sell to semiconductor manufacturers through thirteen independent sales representative organizations, except in New England and upstate New York where we sell directly through our sales staff. Sales to ATE manufacturers are handled by our direct sales force.

     We are represented in over 30 countries by 21 distributors. Typically, we sell our products overseas through distributors, except in some countries (India, Israel, Italy and South Korea) where we sell directly to the customer. Almost all of our international distributors have represented us for between five and fifteen years. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

Post-merger Integration: We believe one of the benefits that may result from the merger of inTEST and Temptronic is the opportunity to combine our sales and distribution efforts. In the several weeks since the merger occurred, we have started the process of cross-training our sales forces, and will continue integrating our sales and marketing teams over the balance of the year.

CUSTOMERS
---------

     We market all of our products to semiconductor manufacturers and ATE manufacturers. In the case of temperature management products, we also market our products to independent testers of semiconductors, manufacturers of electronic products, and semiconductor research facilities. Our products are used by our customers principally in production testing, although our ThermoStream products have been used largely in engineering development and quality assurance. We believe we sell to most major semiconductor manufacturers in the world.

     During 1999, sales to two customers exceeded 10% of our consolidated net revenues (not including the net revenues of Temptronic): Teradyne - 14% and Lucent Technologies - 11%. On a post-merger, pooled basis (that is, including the net revenues of Temptronic), no one customer accounted for more than 10% of our net revenues in 1999.

     Our largest customers include:

     Semiconductor Manufacturers           ATE Manufacturers
     ---------------------------           -----------------
     Hewlett Packard                       Analog Devices
     Lucent Technologies                   LTX
     Motorola                              Teradyne
     ST Microelectronics                   Cascade Microtech*
     Texas Instruments                     Electroglas*
                                           Tokyo Seimitsu*

     * Sales consist primarily of temperature management products.

MANUFACTURING AND SUPPLY
------------------------

     Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, the U.K., and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. We have recently expanded our manufacturing facilities in California, and will be moving our headquarters, manufacturing and warehouse facility in New Jersey in the third quarter of this year to a larger facility located within half-a-mile of our current facility.

     We assemble most of our products from a combination of standard components and custom parts which have been fabricated to our specifications by either third party manufacturers or our own fabrication operations in New Jersey and California. The manufacturing of ThermoStreams also involves a plating operation which is currently performed in our Massachusetts facility. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. Substantially all components are purchased from multiple suppliers. Although certain raw materials and components are purchased from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

     We seek to control the quality of raw materials, fabricated parts and components by conducting incoming inspections using sophisticated measurement equipment. This includes testing with coordinate measuring machines in New Jersey, Massachusetts, the U.K. and Singapore, to ensure that products with critical dimensions meet our specifications. Our inspection standards have been designed to comply with applicable MIL specifications and ANSI standards. We have retained a consultant to prepare a quality manual and assist in our application for ISO 9001 certification.

ENGINEERING AND PRODUCT DEVELOPMENT
-----------------------------------

     Our success is dependent on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 1999, inTEST (exclusive of Temptronic) employed a total of 25 engineers who are engaged full time in engineering and product development. Our practice in most cases has been to assign engineers to work with specific customers rather than on specific products, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement.

     We have not historically maintained a separate research and development department or group. Rather, since most of our products are customized, we consider substantially all our engineering activities to be engineering and product development. Temptronic has historically taken a different approach and, as of December 31, 1999, employed 16 engineers and technicians for new product research and development in Newton, Massachusetts. The principal focus of Temptronic's research and development activities during the past several years has been on the design and manufacturing process for the redesigned ThermoChuck.

     inTEST (exclusive of Temptronic) spent approximately $3.2 million on engineering and product development in 1999, $1.9 million in 1998, and $1.7 million in 1997.

PATENTS AND OTHER PROPRIETARY RIGHTS
------------------------------------

     As of December 31, 1999, inTEST (exclusive of Temptronic) held 14 U.S. patents and 68 foreign patents and had pending 3 U.S. patent applications and more than 38 foreign applications that cover various aspects of our technology. Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. Our U.S. issued patents will expire at various times beginning in 2002 and extending through 2014. We cannot assure you that the U.S. Patent and Trademark Office will issue additional patents on our pending and future applications. Furthermore, any patents now or hereafter owned by us may not be afforded protection against competitors that develop similar technology or products. There are no pending lawsuits or claims against us regarding infringement of any existing patents or other intellectual property rights of others.

     We also rely on trade secrets and unpatentable know-how to protect our proprietary rights. It is our practice to require, as a condition of permanent employment, that all of our employees agree to assign to us all rights to inventions or other discoveries relating to our business made while employed by us. In addition, all employees agree not to disclose any information about us which is private or confidential.

COMPETITION
-----------

     Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. We compete on the basis of product performance, functionality, reliability, customer service, applications support, price and timely product delivery. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to and reputation for providing high quality products are important elements in our ability to compete effectively in all our markets.

     The independent manufacturers of docking hardware and manipulators that compete with us include Reid-Ashman Manufacturing and Microhandling GmbH, each of which manufactures docking hardware and manipulators. The manufacturers of ATE that compete with us in the sale of docking hardware and universal manipulators include Credence Systems, LTX, Schlumberger and Teradyne. Some manufacturers of ATE are both our competitors and our customers. Our principal competitors for temperature management products are ERS Elektronik GmbH, Thermonics, Inc. and Trio Tech International. The independent manufacturers of tester interface products that compete with us include Cerprobe Corporation, Synergetix, a division of IDI, and Xandex Corporation. ATE manufacturers that compete with us in the sale of tester interface products include Credence Systems, Electroglas, LTX and Teradyne. In addition, while we do not know the precise number of competitors that sell related ATE interface products, we believe there are at least 20 manufacturers of interface boards and at least five manufacturers of high performance test sockets.

BACKLOG
-------

     At December 31, 1999, our backlog of unfilled orders for all products (exclusive of Temptronic's backlog) was approximately $9.5 million compared with approximately $3.4 million at December 31, 1998. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in the current fiscal year. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES
---------

     At December 31, 1999, inTEST (exclusive of Temptronic) employed a total of 164 full time employees, including 64 in customer service and support, 80 in manufacturing operations and 20 in administration. We also had 5 temporary employees, primarily in manufacturing jobs. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

Item 2:   Properties

     At December 31, 1999, we leased nine facilities worldwide. We expanded our Singapore and U.K. facilities during 1999, our Sunnyvale, California facility and Japan facilities during the first quarter of 2000, and we plan to move to larger facilities in Cherry Hill, NJ in the second quarter of 2000. The following chart provides information regarding each of the facilities we occupied at December 31, 1999, the facilities occupied by Temptronic at December 31, 1999, and the facilities which we have occupied or signed leases for in the first quarter of 2000. We believe that additional space to meet our current and foreseeable future needs is readily available.

                       Lease             Approximate
Location             Expiration         Square Footage       Principal Uses
--------             ----------         --------------       --------------
Cherry Hill, NJ(1)     9/2010               80,000        Future headquarters, design, manufacturing,
                                                          service and sales - manipulators and
                                                          docking hardware.

Cherry Hill, NJ(2)     5/2003               28,630        Headquarters, design, manufacturing, service
                                                          and sales - manipulators and docking
                                                          hardware.

Cherry Hill, NJ(2)     2/2003               11,082        Warehouse storage space.

Cherry Hill, NJ        8/2004               11,000        Machine shop.

Newton, MA(3)          8/2001               44,000        Design, manufacturing, service and sales -
                                                          temperature management products.

Sunnyvale, CA         12/2004               18,255        Design, manufacturing, service and sales -
                                                          tester interface products.

Sunnyvale, CA         12/2001                1,109        Machine shop.

Sunnyvale, CA          8/2001                1,900        Storage area. 67% is occupied by subtenant.

San Diego, CA(3)       5/2002                1,604        Design, manufacturing, service and sales -
                                                          temperature management products.

Thame, UK             12/2005                4,600        Design, manufacturing, service and sales -
                                                          manipulators and docking hardware.

Surrey, UK(3)         12/2001                1,200        Service and sales - temperature management
                                                          products.

Singapore              4/2001                3,077        Design, manufacturing, service and sales -
                                                          manipulators, docking hardware and certain
                                                          tester interface products, including
                                                          sockets and interface boards.
                       Upon
Kichijoji, Japan(4)    notice                1,200        Design, service and sales - manipulators,
                                                          docking hardware and certain tester
                                                          interface products, including sockets and
                                                          interface boards.

Tokyo, Japan(5)        3/2002                1,932        Design, service and sales - manipulators,
                                                          docking hardware and certain tester
                                                          interface products, including sockets and
                                                          interface boards.

-------
(1) Lease to commence September 2000.
(2) These leases will be terminated upon occupancy of the new headquarters.
(3) Facility occupied by Temptronic.
(4) Lease terminated March 2000.
(5) Lease commenced March 2000.

Item 3:   Legal Proceedings

     On April 16, 1999, inTEST and its subsidiary, inTEST IP Corp., which holds title to all Company intellectual property, filed suit in the Federal District Court in Wilmington, DE against Reid-Ashman Manufacturing, Inc., the defendant, for infringement of a United States patent held by inTEST. The patent is referred to as the 815 Patent. The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a heavy electronic test head of a test system with respect to an electronic device handler. The system is used in the automatic testing of IC's and other electronic devices. inTEST sells products covered by the 815 Patent worldwide.

     As alleged in the complaint, the defendant began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringed upon claims of the 815 Patent. The complaint asks the court to enjoin the defendant from further acts of infringement, including the acts of manufacturing, using, offering for sale, selling and importing positioner systems that embody the invention claimed in the 815 Patent. The complaint also asks the Court to award inTEST damages, including lost profits. Alleging that the defendant's infringement is and has been deliberate, willful, and wanton, with knowledge of inTEST's patent rights, the complaint asks the Court to award increased damages up to three times the amount assessed. The complaint also seeks an award of interest, costs and reasonable attorney fees.

     The presiding judge has attempted to facilitate a settlement through mediation. Discovery has begun in parallel with the mediation process. The Court granted the defendant's motion for partial summary judgment, ruling that damages for infringement of claims 3 through 9 of the 815 Patent can only be obtained for products that infringe after the date when the reexamination proceedings were completed. The parties continue to negotiate in an effort to settle the litigation. To date, however, the negotiations have been unsuccessful. All legal fees incurred in connection with this matter have been expensed.


Item 4:   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote during the fourth quarter of 1999.

     During the first quarter of 2000, a Special Meeting of Shareholders was held on March 9, 2000 for the purpose of considering and voting upon the proposal to approve the merger agreement among inTEST, Temptronic Corporation and one of our wholly-owned subsidiaries.

     The number of votes cast for or against as well as the number of abstentions and broker non-votes for the above proposal were as follows:

       For              Against        Abstentions     Broker Non-Votes
    ---------           -------        -----------     ----------------
    5,445,958             450              200                 0


Part II:
-------

Item 5:   Market for Registrant's Common Equity and Related Stockholder
          Matters

(a) Our common stock trades on the Nasdaq National Market system under the symbol "INTT".

      The table below sets forth the high and low prices of our common stock, as reported in published financial sources during the periods indicated. Sales prices have been rounded to the nearest full cent:

                                                      High            Low
                                                     ------          -----
      Fiscal Year Ended December 31, 1998:
          First Quarter                              $10.25          $6.25
          Second Quarter                               9.50           6.00
          Third Quarter                                6.50           3.75
          Fourth Quarter                               9.63           4.00

      Fiscal Year Ended December 31, 1999:
          First Quarter                              $ 8.25          $5.25
          Second Quarter                               8.00           3.63
          Third Quarter                               11.25           6.50
          Fourth Quarter                              20.38           6.63


      As of March 22, 2000, there were approximately 1,000 holders of record of the Company's common stock.

      We have not paid dividends on our common stock since our initial public offering, and we do not plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other business, technologies or products. Payment of any future dividends will be at the discretion of our board of directors. In addition, our current credit agreement prohibits us from paying cash dividends without the lender's prior consent.

(b)   Use of Proceeds from Offering:

      On June 17, 1997, the Commission declared inTEST's registration statement on Form S-1 covering the offering of 2,275,000 shares of inTEST's common stock, Commission file number 333-26457, effective. The offering closed on June 20, 1997, managed by Janney Montgomery Scott Inc. and Needham & Company, Inc. as representatives of the several underwriters named in the registration statement.

      Of the 2,275,000 shares sold under the offering, 1,820,000 shares were sold by inTEST and 455,000 were sold by certain selling stockholders. In addition, the underwriters exercised an over-allotment option to purchase an additional 341,250 shares of inTEST's common stock from the selling shareholders. The total purchase price to the public for the shares offered and sold by inTEST and the selling shareholders was $13,650,000 and $5,971,875, respectively.

      The amount of expenses incurred for inTEST's account in connection with the offering were as follows:


      Underwriting discounts and commissions                   $1,023,750
      Finders fees                                                None
      Expenses paid to or for the Underwriters                     16,650
      Other expenses                                              954,758
                                                               ----------
      Total expenses                                           $1,995,158
                                                               ==========


      All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of inTEST's common stock; or (iii) affiliates of inTEST.

      The net proceeds of the offering to inTEST (after deducting the foregoing expenses) was $11,654,842. From the effective date of the registration statement, the net proceeds have been used for the following purposes through December 31, 1999:


      Construction of plant, building and facilities                             $         -
      Purchase and installation of machinery and equipment                         1,655,822
      Purchase of real estate                                                              -
      Acquisition of businesses                                                    4,825,000
      Repayment of indebtedness                                                      388,098
      Working capital                                                                599,725
      Temporary investments, including cash & cash equivalents                     3,585,432
      Other purposes (for which at least $100,000 has been used) including:
         Payment of final S corporation distribution                                 600,765
                                                                                 -----------
      Total                                                                      $11,654,842
                                                                                 ===========

     In connection with the termination of inTEST's status as an S corporation, we used approximately $601,000 of the net proceeds to pay a portion of the $4.3 million final distribution of previously taxed but undistributed earnings of inTEST.

     All of the foregoing payments with the exception of the final S corporation distribution were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of inTEST's common stock; or (iii) affiliates of inTEST.

Item 6:   Selected Financial Data

     The following table contains certain selected consolidated financial data of inTEST and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this Annual Report on Form 10-K.

                                                              Years Ended December 31,
                                                 --------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                 -------    -------    -------    -------    ------
                                                        (in thousands, except per share data)
Consolidated Statement of Earnings Data:

Net revenues. . . . . . . . . . . . . . . .      $34,496    $19,075    $20,746    $18,582    $14,442
Gross margin. . . . . . . . . . . . . . . .       18,891     10,673     12,938     11,827      9,251
Operating income. . . . . . . . . . . . . .        6,322      2,518      6,187      5,616      4,037
Net earnings. . . . . . . . . . . . . . . .        4,094      1,927      4,332      4,646      3,252
Earnings per share (1997 and 1996 information
  is pro forma):
     Basic. . . . . . . . . . . . . . . . .          .63        .31        .74        .83
     Diluted. . . . . . . . . . . . . . . .          .62        .31        .73        .83
Weighted average shares outstanding (1997
  and 1996 information is pro forma):
     Basic. . . . . . . . . . . . . . . . .        6,536      6,170      5,068      4,091
     Diluted. . . . . . . . . . . . . . . .        6,626      6,186      5,092      4,091



                                                                 As of December 31,
                                                 --------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                 -------    -------    -------    -------    ------
                                                                    (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents . . . . . . . . .      $12,018    $ 8,468    $12,035    $ 3,692    $ 1,919
Working capital . . . . . . . . . . . . . .       16,978     13,312     14,655      4,377      4,201
Total assets. . . . . . . . . . . . . . . .       31,260     23,218     19,945      7,716      6,352
Long term debt. . . . . . . . . . . . . . .            -          -          -        155          -
Total stockholders' equity. . . . . . . . .       25,386     21,226     16,557      4,587      4,048


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion relates to the results of operations and financial condition of inTEST Corporation on a historical basis and, thus, does not reflect the performance of Temptronic Corporation or the merged entities on a pooled basis.

Overview
--------

    Our revenues are substantially dependent upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally in response to the cyclicality in the semiconductor manufacturing industry. During the past several years, the demand for ATE by the semiconductor industry exhibited a high degree of cyclicality. In 1996, we experienced sequential quarterly declines in orders for and sales of our products. We believe this was due to a reduced level of semiconductor manufacturing activity and corresponding cutbacks in semiconductor manufacturers' capital budgets. 1997 marked a turnaround in the semiconductor industry, which was evidenced by renewal in demand for ATE and related equipment, which resulted in sequential quarterly increases in orders for and sales of our products. 1998, like 1996, was another year of sequential quarterly declines in orders for and sales of our products, but to a more significant degree than in 1996. In 1998, we believe worldwide demand for ICs fell dramatically due to excess inventory of older IC designs, and slower transition to new IC designs resulting from softening demand for end user products. In addition, the economic downturns in many world economies, especially those in Southeast Asia and Japan, exacerbated the semiconductor industry downturn. The combination of these conditions contributed to a reduced demand for products manufactured by semiconductor manufacturers, which in turn significantly reduced their need for new or additional ATE equipment.

    1999, like 1997, marked a turnaround in the semiconductor industry and we experienced significant increases in the level of orders for our products ("bookings"). Bookings were $42.1 million for 1999 compared with $17.4 million for 1998. As a result of the increased booking activity, our backlog increased from $3.4 million at December 31, 1998 to $9.5 million at December 31, 1999. During 1999, we experienced significant quarterly increases in our net revenues, which grew from $4.8 million for the quarter ended March 31, 1999 to a record $13.1 million for the quarter ended December 31, 1999. We believe the increases in our bookings, net revenues and backlog reflect the increased demand for ATE by semiconductor manufacturers resulting from increased worldwide demand for ICs combined with back end ATE capacity constraints caused by the significantly reduced capital spending during 1998. While bookings and backlog are calculated on the basis of firm orders, no assurance can be given that customers will purchase the equipment subject to such orders. As a result, our bookings for any period and backlog at any particular date are not necessarily indicative of actual sales for any succeeding period.

    Certain portions of our business are less dependent upon the capital expenditure budgets of semiconductor manufacturers and so are less subject to fluctuation. For example, some of our tester interface products are consumable, and sales depend upon operating expenditures of our semiconductor manufacturer customers. Also, semiconductor manufacturers may purchase our products for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE. Such upgrades tend to be counter cyclical to sales of new ATE.

Results of Operations
---------------------

1999 Compared to 1998

    Net Revenues. Net revenues were a record $34.5 million for 1999 compared to $19.1 million for 1998, an increase of $15.4 million or 81%. The significant increase in net revenues over the comparable prior period is the result of the aforementioned turnaround in the demand for ATE in 1999 compared to 1998. Net revenues for 1999 excluding the net revenues of inTEST Sunnyvale (formerly, TestDesign Corporation) which was acquired on August 3, 1998 increased $8.7 million or 49% over 1998.

    Gross Margin. Gross margin decreased to 55% for 1999 from 56% in 1998. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing of inTEST Sunnyvale as well as the higher component material costs of the inTEST Sunnyvale products as compared with our traditional products. In addition, the fixed costs of our new domestic fabrication operation and our manufacturing operations in Singapore, both of which commenced late in the third quarter of 1999, had a negative impact on the gross margin as these operations were not fully functional until late in the fourth quarter of 1999.

    Selling Expense. Selling expense was $4.9 million for 1999 compared to $3.3 million for 1998, an increase of $1.5 million or 46%. The increase was attributable to several factors including the salary expense of new sales and marketing staff, increased expenditures for travel, increased commission expenses for external sales representatives resulting from the higher sales levels, increased advertising costs and higher levels of freight expenses.

    Engineering and Product Development Expense. Engineering and product development expense was $3.2 million for 1999 compared to $1.9 million for 1998, an increase of $1.3 million or 66%. The increase was attributable, in large part, to the additional salary expense of inTEST Sunnyvale engineering and technical staff coupled with an increase in the number of engineering and technical staff. To a lesser extent, increased costs of materials used in product development and travel expenses to facilitate collaboration among our several offices contributed to the overall increase in this expense category.

    General and Administrative Expense. General and administrative expense was $4.5 million for 1999 compared to $2.9 million for 1998, an increase of $1.6 million or 56%. The increase was primarily attributable to increases in administrative salary expense due to both staffing additions (including the staff of inTEST Sunnyvale) and salary and incentive compensation increases for existing staff, legal costs related to both our patent infringement suit and to maintain existing patents and file for new patents worldwide and the amortization of goodwill resulting from the acquisition of inTEST Sunnyvale.

    Income Tax Expense. Income tax expense increased to $2.6 million for 1999 from $1.1 million for 1998, an increase of $1.5 million. Our effective tax rate was 39% for 1999 compared to 36% for 1998. The increase in the effective tax rate is primarily the result of goodwill amortization related to the acquisition of inTEST Sunnyvale, which is not deductible for tax purposes, and a higher effective tax rate in Japan, caused by certain recurring expenses which are not deductible for tax purposes which was compounded by the reduced profitability of our Japanese operations in 1999 compared to 1998.

1998 Compared to 1997

    Net Revenues. Net revenues were $19.1 million for 1998 compared to $20.7 million for 1997, a decrease of $1.7 million or 8%. The decline in net revenues from the prior year is the result of the aforementioned severe downturn that the ATE industry experienced during 1998 offset, in part, by the net revenues of inTEST Sunnyvale from its acquisition in August 1998 through year end.

    Gross Margin. Gross margin declined to 56% for 1998 from 62% in 1997. The reduction in gross margin was primarily the result of the additional fixed costs of manufacturing of inTEST Sunnyvale which were impacted unfavorably by the significantly reduced revenue levels during the year. In addition, material costs as a percentage of sales increased over the comparable prior period due to an increase in the level of sales of certain products with a greater component material cost in 1998 compared to 1997.

    Selling Expense. Selling expense was $3.3 million for 1998 compared to $2.8 million for 1997, an increase of $557,000 or 20%. The increase was attributable to several factors including the additional salary and commission expenses of inTEST Sunnyvale and increased travel expenses incurred in connection with inTEST's sales activities, higher levels of warranty expenses and increased advertising expenditures.

    Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for 1998 compared to $1.7 million for 1997, an increase of $197,000 or 11%. The increase was primarily attributable to the additional salary expense of inTEST Sunnyvale coupled with a growth in the number of engineering and technical staff offset in part by reductions in spending on product development materials and travel expenses in 1998 as compared to 1997.

    General and Administrative Expense. General and administrative expense was $2.9 million in 1998 compared to $2.2 million in 1997, an increase of $650,000 or 29%. The increase was primarily attributable to the additional salary and other administrative costs of inTEST Sunnyvale. Also contributing to the increase in 1998 were the amortization of goodwill resulting from the acquisition, additional administrative staff, increases in professional fees, and the increase in amortization of certain prepaid expenses.

    Income Tax Expense. Income tax expense decreased to $1.1 million for 1998 from $2.1 million in 1997, a decrease of $991,000 or 47%. Our effective tax rate was 36% for 1998 compared to 32% in 1997. The increase in the effective tax rate was caused by the accrual of federal income tax on our earnings due to the change of tax status from an S corporation to a C corporation in June 1997, offset in part by the implementation of tax favorable corporate structures and a lower percentage of earnings attributable to inTEST's Japanese subsidiary in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

     Net cash provided from operations for 1999 was $4.9 million. Accounts receivable increased $3.2 million from $3.3 million at December 31, 1998 to $6.5 million at December 31, 1999 due to the significant increase in sales activity during 1999. Inventories increased $1.3 million also as a result of the increased sales activity as we made purchases for future product shipments. Refundable domestic and foreign income taxes decreased $664,000 due to a refund of excess Federal taxes paid during 1998. Other current assets increased $399,000, primarily as a result of increases in prepaid expenses. Accounts payable increased $1.6 million due to the higher production levels during 1999. Accrued expenses increased $920,000 primarily as a result of the increased sales activity and staffing additions and their related expense accruals. Domestic and foreign income taxes payable increased $1.8 million as a result of the accrual of income taxes on earnings during 1999.

    Purchases of machinery and equipment were $1.4 million for 1999, which consisted primarily of improvements to our facilities in the United States and, to a lesser extent, the UK and Singapore. During the third quarter of 1999 we increased our domestic fabrication capacity through the addition of a machining operation in Cherry Hill and acquired machinery for this operation at a cost of approximately

$600,000. During 1999, we acquired additional production equipment and computer equipment for our domestic operations at a cost of approximately $210,000 and made leasehold improvements to existing facilities and furnished these improvements at a cost of approximately $90,000. We completed a renovation of our UK manufacturing facility during the third quarter of 1999 and spent approximately $70,000 on leasehold improvements and $150,000 on a new coordinate measuring machine for this facility. During the fourth quarter of 1999, we spent approximately $200,000 on leasehold improvements for a new facility for our inTEST Sunnyvale operation, which relocated during the first quarter of 2000. We estimate that we will spend a total of $400,000 to complete this new facility. We commenced manufacturing operations at our Singapore facility late in the third quarter of 1999 and invested approximately $40,000 for new manufacturing equipment related to this operation.

    On March 9, 2000, we completed our merger with Temptronic Corporation. We estimate the costs incurred by both inTEST and Temptronic in connection with the merger to be approximately $2.5 million, including fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs. We will expense these costs at the end of the first quarter of 2000. We are beginning to assess ways to cross-train our personnel and promote collaborative product development. Such efforts may temporarily increase operating costs or distract us from customary day-to-day business.

    At December 31, 1999, we had $12.0 million of existing cash and cash equivalents and a $1.5 million unused line of credit. We believe that these sources of liquidity plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements, including those of Temptronic, for the foreseeable future. However, future acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We do not anticipate paying dividends in the foreseeable future.

Year 2000
---------

    We rely on our telephone and computer systems, software and other systems in operating and monitoring all aspects of our business. We also rely heavily on the systems of our suppliers. Both inTEST's and Temptronic's efforts to be prepared for the Year 2000 appear to have been successful, but if problems were to develop with our systems or with those of our suppliers and other vendors, we might be unable to engage in normal business activities for a period of time or times after January 1, 2000. Any such disruption could cause our business to suffer.

International Operations
------------------------

    Net revenues generated by inTEST's foreign subsidiaries were 23% of consolidated net revenues in 1999, 34% in 1998 and 34% in 1997. Export sales from our U.S. manufacturing facilities totaled $8.3 million, or 24% of consolidated net revenues in 1999, $4.4 million, or 23% in 1998 and $2.0 million or 10% in 1997. We anticipate that net revenues generated by our foreign subsidiaries or from export sales will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, political and economic instability, an outbreak of hostilities, foreign currency exchange rate fluctuations, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

    Net revenues denominated in foreign currencies were 15% in 1999, 24% in 1998 and 27% in 1997. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, there can be no assurance that we will not be adversely affected in the future due to our exposure to foreign operations. Net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

    The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 16% in 1999, 25% in 1998 and 28% in 1997. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their
currency, banking and equity markets.   Although the past economic
instability in the Asia-Pacific region has not had a material adverse effect on our order backlog, balance sheet, or results of operations to date, there can be no assurance that continued economic instability will not in the future have a material adverse effect on demand for our products and our consolidated results of operations.


Cautionary Statement Regarding Forward Looking Statements
---------------------------------------------------------

     This Report contains certain statements of a forward-looking nature relating to future events, such as statements regarding our plans and strategies or future financial performance. Such statements can be identified by the use of forward-looking terminology such as "believe", "expect", "may", "will", "should" or "anticipate" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate businesses, technologies or products which we may acquire, successfully; the effect of the loss of, or reduction in orders from, a major customer; and competition from other manufacturers of docking hardware, test head manipulators, tester interfaces and related ATE interface products.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to currency exchange rate risk in the normal course of its business. The Company employs risk management strategies including the use of forward exchange rate contracts to manage this exposure. The Company's objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations primarily in the Japanese Yen. The Company's Japanese operations expose its earnings to changes in currency exchange rates because its Japanese subsidiary makes its sales in Japanese Yen and purchases its sales inventory in U.S. dollars. Forward exchange rate contracts are used to establish a fixed conversion rate between the Japanese Yen and the U.S. dollar so that the level of the Company's gross margin from sales in Japan is not negatively impacted from significant movements in the Japanese Yen to U.S. dollar exchange rate. The Company purchases forward exchange rate contracts on a monthly basis in the amounts necessary to pay the U.S. dollar denominated obligations of its Japanese subsidiary. As of December 31, 1999, there were no forward exchange rate contracts outstanding.

     It is inTEST's policy to enter into forward exchange rate contracts only to the extent necessary to achieve the desired objectives of management in limiting inTEST's exposure to significant fluctuations in currency exchange rates. inTEST does not hedge all of its currency exchange rate risk exposures in a manner that would completely eliminate the impact of changes in currency exchange rates on its net income. inTEST does not expect that its results of operations or liquidity will be materially affected by these risk management activities.

     The notional amounts of inTEST's forward exchange rate contracts are used only to satisfy current payments to material vendors to be exchanged and are not a measure of inTEST's credit risk or its future cash requirements.
Exchange risk related to forward exchange rate contracts is limited to movement in the exchange rates that would provide a more favorable exchange rate than that locked in the forward contract and forward contract amounts purchased in excess of the amount needed by inTEST to satisfy its obligations. inTEST manages that rate risk by limiting the size of the forward contracts purchased to the known amount of obligations due and not purchasing forward contracts with settlement dates beyond 30 days. We believe that the risk of loss due to exchange rate fluctuations is remote and that any losses would not be material to its financial condition or results of operations.

Item 8:   Financial Statements and Supplementary Data

          Consolidated financial statements are set forth in this report beginning at page F-1

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

Part III:
--------

Item 10:  Directors and Executive Officers

     The information required by this item will be filed not later than April 29, 2000 by an amendment to this report or incorporation by reference to the proxy statement for our 2000 Annual Meeting of Stockholders.

Item 11:  Executive Compensation

     The information required by this item will be filed not later than April 29, 2000 by an amendment to this report or incorporation by reference to the proxy statement for our 2000 Annual Meeting of Stockholders.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be filed not later than April 29, 2000 by an amendment to this report or incorporation by reference to the proxy statement for our 2000 Annual Meeting of Stockholders.

Item 13:  Certain Relationships and Related Transactions

     The information required by this item will be filed not later than April 29, 2000 by an amendment to this report or incorporation by reference to the proxy statement for our 2000 Annual Meeting of Stockholders.

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The documents filed as part of this Annual Report on Form 10-K are:

      (i) The Company's consolidated financial statements and notes thereto as well as the applicable report of the independent certified public accountants are included in Part II, Item 8 of this Annual Report on Form 10-K.

      (ii) The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts


      (iii) The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) of this Annual Report on Form 10-K.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)   Exhibits required by Item 601 of Regulation S-K:

Exhibit Number     Description of Exhibit

     3.1           Certificate of Incorporation.

     3.2           Bylaws of the Company

    10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association. (Amended effective June 30, 1999 pursuant to a letter dated July 8, 1999 which is filed as Exhibit 10.6 to this Report)

    10.2 Lease Agreement, dated February 11, 1996, between First Industrial L.P. (formerly Cherry Hill Industrial Sites, Inc.) and the Company.

    10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.

    10.4           1997 Stock Plan.

    10.5 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.

    10.6 Letter dated July 8, 1999, amending the loan agreement filed as Exhibit 10.1 to this report.

    10.7 Lease, dated September 28, 1999, between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of inTEST Corporation, a Delaware Corporation signed October 27, 1999.

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

/s/ Robert E. Matthiessen                            March 30, 2000
-------------------------------------------         ----------------
Robert E. Matthiessen, President,
Chief Executive Officer and Director
(principal executive officer)


/s/ Hugh T. Regan, Jr.                               March 30, 2000
-------------------------------------------         ----------------
Hugh T. Regan, Jr., Treasurer, Chief
Financial Officer and Secretary
(principal financial officer)


/s/ Douglas W. Smith                                 March 30, 2000
-------------------------------------------         ----------------
Douglas W. Smith, Executive Vice President,
Chief Operating Officer and Director


/s/ Daniel J. Graham                                 March 30, 2000
-------------------------------------------         ----------------
Daniel J. Graham, Vice Chairman, Senior
Vice President


/s/ Alyn R. Holt                                     March 30, 2000
-------------------------------------------         ----------------
Alyn R. Holt, Chairman


/s/ Richard O. Endres                                March 30, 2000
-------------------------------------------         ----------------
Richard O. Endres, Director


/s/ Stuart F. Daniels                                March 30, 2000
-------------------------------------------         ----------------
Stuart F. Daniels, Ph.D., Director


/s/ Gregory W. Slayton                               March 30, 2000
-------------------------------------------         ----------------
Gregory W. Slayton, Director


/s/ William M. Stone                                 March 30, 2000
-------------------------------------------         ----------------
William M. Stone, Director


/s/ James Greed, Jr.                                 March 30, 2000
-------------------------------------------         ----------------
James Greed, Jr., Director

                    Index to Exhibits

  3.1             Certificate of Incorporation.*

  3.2             Bylaws of the Company.*

 10.1 Amended and Restated Loan Agreement, dated June 30, 1996, between inTEST Corporation and PNC Bank, National Association.* (Amended effective June 30, 1999 pursuant to a letter dated July 8, 1999 which is filed as Exhibit
                  10.6 to this Report)

 10.2 Lease, dated February 11, 1996, between First Industrial L.P. (formerly Cherry Hill Industrial Sites, Inc.) and the Company.*

 10.3 Lease, dated August 5, 1996, between KIP Properties and the Company.*

 10.4             1997 Stock Plan.**

 10.5 Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels, Ph.D.*

 10.6 Letter dated July 8, 1999, amending the loan agreement filed as Exhibit 10.1 to this Report.

 10.7 Lease, dated September 28, 1999, between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of inTEST Corporation, a Delaware Corporation signed October 27, 1999.

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

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                       FINANCIAL STATEMENT SCHEDULE



                                                                          Page
CONSOLIDATED FINANCIAL STATEMENTS:

   Independent Auditors' Report                                           F- 1

   Consolidated Balance Sheets as of December 31, 1999 and 1998           F- 2

   Consolidated Statements of Earnings for the years ended
      December 31, 1999, 1998 and 1997                                    F- 3

   Consolidated Statements of Comprehensive Earnings for the
      years ended December 31, 1999, 1998 and 1997                        F- 4

   Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1999, 1998 and 1997                        F- 5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997                                    F- 6

   Notes to Consolidated Financial Statements                             F- 7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts                        F-26


Independent Auditors' Report



The Board of Directors and Stockholders
inTEST Corporation


We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 1999. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG LLP



Philadelphia, Pennsylvania
February 23, 2000
                       inTEST CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                     December 31,
                                                                                ----------------------
                                                                                  1999          1998
                                                                                --------      --------

ASSETS
Current assets:
  Cash and cash equivalents                                                     $ 12,018      $  8,468
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $185 and $168, respectively                               6,473         3,275
  Inventories                                                                      3,826         2,521
  Deferred tax asset                                                                 359           245
  Refundable domestic and foreign income taxes                                         -           658
  Other current assets                                                               536           137
                                                                                --------      --------
     Total current assets                                                         23,212        15,304
                                                                                --------      --------
Machinery and equipment:
  Machinery and equipment                                                          2,844         1,690
  Leasehold improvements                                                             424           223
                                                                                --------      --------
                                                                                   3,268         1,913
  Less:  accumulated depreciation                                                 (1,483)       (1,078)
                                                                                --------      --------
     Net machinery and equipment                                                   1,785           835
                                                                                --------      --------
Other assets                                                                         218           195
Goodwill, net of accumulated amortization of $780
  and $301, respectively                                                           6,405         6,884
                                                                                --------      --------

     Total assets                                                               $ 31,620      $ 23,218
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  2,480      $    969
  Accrued expenses                                                                 1,946         1,023
  Domestic and foreign income taxes payable                                        1,808             -
                                                                                --------      --------
     Total current liabilities                                                     6,234         1,992
                                                                                --------      --------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
   no shares issued or outstanding                                                     -             -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
   6,536,034 issued and outstanding                                                   65            65
  Additional paid-in capital                                                      16,647        16,647
  Retained earnings                                                                8,664         4,570
  Accumulated other comprehensive earnings (expense)                                  10           (56)
                                                                                --------      --------
     Total stockholders' equity                                                   25,386        21,226
                                                                                --------      --------

     Total liabilities and stockholders' equity                                 $ 31,620      $ 23,218
                                                                                ========      ========


See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (In thousands, except share data)

                                                                             Years Ended December 31,
                                                                         -------------------------------
                                                                           1999        1998        1997
                                                                         -------     -------     -------
Net revenues                                                             $34,496     $19,075     $20,746
Cost of revenues                                                          15,605       8,402       7,808
                                                                         -------     -------     -------

       Gross margin                                                       18,891      10,673      12,938
                                                                         -------     -------     -------
Operating expenses:
  Selling expense                                                          4,869       3,346       2,789
  Engineering and product development expense                              3,209       1,934       1,737
  General and administrative expense                                       4,491       2,875       2,225
                                                                         -------     -------     -------

       Total operating expenses                                           12,569       8,155       6,751
                                                                         -------     -------     -------

Operating income                                                           6,322       2,518       6,187
                                                                         -------     -------     -------

Other income (expense):
  Interest income                                                            348         455         349
  Interest expense                                                           (17)         (3)        (15)
  Other                                                                       76          56         (74)
                                                                         -------     -------     -------

       Total other income                                                    407         508         260
                                                                         -------     -------     -------

Earnings before income taxes and minority interest                         6,729       3,026       6,447

Income tax expense                                                         2,635       1,099       2,090
                                                                         -------     -------     -------

Earnings before minority interest                                          4,094       1,927       4,357
Minority interest                                                              -           -         (25)
                                                                         -------     -------     -------

       Net earnings                                                      $ 4,094     $ 1,927     $ 4,332
                                                                         =======     =======     =======

Pro forma information (unaudited)(Note 3)
  Pro forma earnings before income taxes                                                         $ 6,407
  Pro forma income taxes                                                                           2,680
  Pro forma net earnings                                                                           3,726

  Earnings per share (1997 information is pro forma):
    Basic                                                                $  0.63     $  0.31     $  0.74
    Diluted                                                                 0.62        0.31        0.73

  Weighted average shares outstanding (1997 information
   is pro forma):
    Basic                                                              6,536,034   6,169,596   5,068,349
    Diluted                                                            6,626,118   6,186,460   5,092,490


See accompanying Notes to Consolidated Financial Statements.

                inTEST CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                 (In thousands, except share data)

                                                    Years Ended December 31,
                                                 -------------------------------
                                                  1999        1998        1997
                                                 -------     -------     -------
Net earnings                                     $ 4,094     $ 1,927     $ 4,332

Foreign currency translation adjustments              66          70        (153)
                                                 -------     -------     -------

Comprehensive earnings                           $ 4,160     $ 1,997     $ 4,179
                                                 =======     =======     =======


See accompanying Notes to Consolidated Financial Statements.

                           inTEST CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (In thousands, except share data)


                                                                              Accumulated
                                    Common Stock     Additional                  Other          Total
                                -------------------   Paid-In    Retained    Comprehensive   Stockholders'
                                 Shares     Amount    Capital    Earnings  Earnings(Expense)    Equity
                                ---------   -------  ----------  --------  ----------------  -------------
Balance, January 1, 1997        3,790,591   $    38   $    689   $  3,833      $   27          $  4,587
Dividends-$1.46 per share               -         -          -     (5,522)          -            (5,522)
Net earnings                            -         -          -      4,332           -             4,332
Acquisition of minority interest  300,443         3      1,655          -           -             1,658
Issuance of common stock in
 connection with Offering, net  1,820,000        18     11,637          -           -            11,655
Other comprehensive expense             -         -          -          -        (153)             (153)
                                ---------   -------   --------   --------      ------          --------

Balance, December 31, 1997      5,911,034        59     13,981      2,643        (126)           16,557


Net earnings                            -         -          -      1,927           -             1,927
Issuance of common stock in
 connection with Acquisition      625,000         6      2,666          -           -             2,672
Other comprehensive earnings            -         -          -          -          70                70
                                ---------   -------   --------   --------      ------          --------

Balance, December 31, 1998      6,536,034        65     16,647      4,570         (56)           21,226


Net earnings                            -         -          -      4,094           -             4,094
Other comprehensive earnings            -         -          -          -          66                66
                                ---------   -------   --------   --------      ------          --------


Balance, December 31, 1999      6,536,034   $    65   $ 16,647   $  8,664      $   10          $ 25,386
                                =========   =======   ========   ========      ======          ========


See accompanying Notes to Consolidated Financial Statements.

                           inTEST CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands, except share data)

                                                                           Years Ended December 31,
                                                                        -----------------------------
                                                                          1999       1998       1997
                                                                        -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                          $ 4,094    $ 1,927    $ 4,332
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation                                                            408        239        168
    Amortization of goodwill                                                479        252         49
    Deferred taxes                                                         (114)       (79)      (165)
    Foreign exchange (gain) loss                                            (49)       (41)        62
    Allowance for doubtful accounts, net                                     16        (32)        49
    Minority interest                                                         -          -         25
    Changes in assets and liabilities, net of effects of Acquisition:
      Trade accounts and notes receivable                                (3,162)     1,747     (2,226)
      Inventories                                                        (1,308)        10       (352)
      Refundable domestic and state income taxes                            664       (658)         -
      Other current assets                                                 (399)        32        (71)
      Accounts payable                                                    1,559       (257)       535
      Domestic and foreign income taxes payable                           1,808     (1,333)       845
      Dividends payable                                                       -          -       (973)
      Accrued expenses                                                      920       (244)       331
                                                                        -------    -------    -------
Net cash provided by operating activities                                 4,916      1,563      2,609
                                                                        -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                               -     (4,629)         -
  Purchase of machinery and equipment                                    (1,357)      (261)       (70)
  Other long-term asset                                                      (4)       (42)       (54)
                                                                        -------    -------    -------
Net cash used in investing activities                                    (1,361)    (4,932)      (124)
                                                                        -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                                              -          -     (5,541)
  Net principal debt repayments                                               -       (215)      (189)
  Net proceeds from offering                                                  -          -     11,655
                                                                        -------    -------    -------
Net cash provided by (used in) financing activities                           -       (215)     5,925
                                                                        -------    -------    -------
Effects of exchange rates on cash                                            (5)        17        (67)
                                                                        -------    -------    -------
Net cash provided by (used in) all activities                             3,550     (3,567)     8,343
Cash and cash equivalents at beginning of period                          8,468     12,035      3,692
                                                                        -------    -------    -------
Cash and cash equivalents at end of period                              $12,018    $ 8,468    $12,035
                                                                        =======    =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
  Details of Acquisition:
    Fair value of assets acquired, net of cash acquired                            $ 2,003
    Liabilities assumed                                                               (549)
    Common stock issued                                                             (2,672)
    Goodwill resulting from Acquisition                                              5,847
                                                                                   -------
  Net cash paid for Acquisition                                                    $ 4,629
                                                                                   =======
Cash payments made for:
  Domestic and foreign income taxes                                     $   297    $ 3,210    $ 1,366
  Interest                                                                   17          3         14


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

      The consolidated entity is comprised of inTEST Corporation (parent) and eight 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware) (acquired in the third quarter of 1998
      - see Note 4), Temptronic Corporation (Delaware)(established December 1999 for proposed merger with Temptronic Corporation - see Note 17), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

      The Company manufactures its products in the U.S., the U.K. and Singapore (where the Company commenced manufacturing during September
      1999). Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Japan and Singapore.

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



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation
      ---------------------

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Notes Receivable
      ----------------

      Notes receivable are due from trade customers in Japan, and have original maturities of less than four months. The notes are non-interest bearing. Notes receivable were $141 and $524 at December 31, 1999 and 1998, respectively.

      Credit Risks
      ------------

      The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers financial condition. Bad debt expense (recoveries) were $16, $(5) and $61 for the years ended December 31, 1999, 1998, and 1997, respectively.

      Inventories
      -----------

      Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

      Machinery and Equipment
      -----------------------

      Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $408, $239 and $168 for the years ended December 31, 1999, 1998 and 1997, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

      Intangibles
      -----------

      Goodwill resulting from the acquisition of the minority interests in the Company's three foreign subsidiaries and the acquisition of TestDesign (as described in Note 4) is amortized on a straight line basis over 15 years. Total amortization expense for the years ended December 31, 1999, 1998 and 1997 was $479, $252 and $49, respectively. When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the opera-tions associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At December 31, 1999, no impairment was indicated.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Income Taxes
      ------------

      Just prior to the closing of the Offering (as described in Note 1), the Company terminated its status as an S corporation for Federal tax purposes and in the state of New Jersey. As an S corporation, any Federal and certain New Jersey state income tax liabilities were those of the former S corporation stockholders, not of the Company. All tax liabilities on income earned subsequent to the revocation of the S corporation election are liabilities of the Company. The Company is taxed in foreign countries and for activity in certain states. The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.


      Net Earnings Per Common Share
      -----------------------------

      Net earnings per common share is computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents represent stock options using the treasury stock method.

      A reconciliation of weighted average shares outstanding - basic to weighted average shares outstanding - diluted appears below:

                                                                Years Ended December 31,
                                                           -----------------------------------
                                                             1999         1998         1997
                                                           ---------    ---------    ---------
      Weighted average shares outstanding-basic            6,536,034    6,169,596    5,068,349
      Potentially dilutive securities:
        Employee stock options                                90,084       16,864       24,141
                                                           ---------    ---------    ---------
      Weighted average shares outstanding-diluted          6,626,118    6,186,460    5,092,490
                                                           =========    =========    =========

      As discussed in Note 3, pro forma earnings per share information for the year ended December 31, 1997 includes certain adjustments to reflect results as if (i) the Company had been taxed as a C corporation for all of 1997 and (ii) the acquisition of the minority interests in the Company's three foreign subsidiaries had occurred on January 1, 1996.


      Revenue Recognition
      -------------------

      Revenue from sales of products are recognized upon shipment to customers.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


      Engineering and Product Development
      -----------------------------------

      Engineering and product developments costs, which consist primarily of salary and related benefit costs of the Company's technical staff, as well as product development costs, are expensed as incurred.


      Product Warranties
      ------------------

      The Company generally provides product warranties and records estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 1999, 1998 and 1997 was $300, $202 and $147, respectively.


      Stock Based Compensation
      ------------------------

      SFAS No. 123, Accounting for Stock-Based Compensation, was adopted by the Company effective with adoption of its 1997 Stock Plan. As permitted by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.


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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      New Accounting Pronouncements
      -----------------------------

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This Statement requires that certain costs related to the development or purchase of internal software be capitalized and amortized over the estimated useful life of the software. This Statement also requires that costs related to the preliminary project stage and the post implementation/operation stage of an internal use computer software development project be expensed as incurred. The Company adopted this Statement in the first quarter of 1999, as required. The adoption of this Statement did not have a material affect on the results of operations, financial condition or long-term liquidity of the Company.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in the first quarter of 2001, as required. The adoption of this Statement is not expected to have a material effect on the results of operations, financial condition or long-term liquidity of the Company.


(3)   PRO FORMA STATEMENT OF EARNINGS INFORMATION (Unaudited)

      The Company terminated its status as an S corporation just prior to the closing of the Offering, described in Note 1, and is subject to Federal and additional state income taxes for periods after such termination.

      Accordingly, for informational purposes, the following pro forma information for the year ended December 31, 1997 is presented to show pro forma earnings on an after-tax basis, assuming the Company had been taxed as a C corporation since January 1, 1997. The difference between the Federal statutory income tax rate and the pro forma income tax rate is as follows:



                                                                  1997
                                                                  ----
      Federal statutory tax rate                                   34%
      State income taxes, net of Federal benefit                    4
      Foreign income taxes                                          4
      Non-deductible goodwill amortization                          1
      Research credits                                             (1)
                                                                   --
      Pro forma income tax rate                                    42%
                                                                   ==

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(3)   PRO FORMA STATEMENT OF EARNINGS INFORMATION (Unaudited)(Continued)


      Set forth below are pro forma results of the Company's operations for the year ended December 31, 1997. These pro forma results reflect adjustments for:

      (i)   the aforementioned change in method of computing taxes; and

      (ii) the amortization of goodwill resulting from the acquisition of minority interests in the Company's three foreign subsidiaries, net of the elimination of the minority interests charge reflected in the historical financial statements, as if the Exchange (as described in Note 1) had occurred on January 1, 1997. The goodwill resulting from the Exchange, which totaled $1.3 million, is being amortized over 15 years.



                                                                             1997
                                                                           --------
            Pro forma earnings before income taxes                         $  6,407
            Pro forma income taxes                                            2,680
            Pro forma net earnings                                            3,726
            Pro forma net earnings per common share - basic                $   0.74
            Pro forma weighted average common shares outstanding -
              basic                                                       5,068,349
            Pro forma net earnings per common share - diluted              $   0.73
            Pro forma weighted average common and common share
              equivalents outstanding - diluted                           5,092,490



      Pro forma net earnings per common share - basic was calculated by dividing pro forma net earnings by the pro forma weighted average number of common shares outstanding during the period calculated as if the Exchange had occurred on January 1, 1997.

      Pro forma net earnings per common share - diluted was calculated by dividing pro forma net earnings by the pro forma weighted average number of common shares and common share equivalents outstanding during the period calculated as if the Exchange had occurred on January 1, 1997.



(4)   ACQUISITION


      On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). Subsequent to the Acquisition, the Company changed the name of TestDesign to inTEST Sunnyvale Corp. TestDesign is engaged in the design and manufacture of tester interfaces used by the semiconductor industry. The purchase price was $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments). An escrow (held by a third party escrow agent) of $1.0 million of the cash portion of the purchase price
                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(4)   ACQUISITION (Continued)


      was established at closing. If the Company is entitled to indemnifica-tion pursuant to the terms of its agreement with the Seller, such claims will be paid first from any funds held in escrow. The escrowed funds will remain in escrow until July 31, 2000, unless any indemnity claims are then pending, in which case an amount equal to the amount of such pending claims will be retained in escrow until resolution of the claims. Although the Company's common stock had a market price of $4.75 per share on the closing date of the transaction, all of the 625,000 shares issued in connection with the Acquisition are subject to legal restrictions on transfer and have been valued at a 10% discount to the market price of the shares. In addition, the Company incurred transaction costs of approximately $425 in completing the Acquisition. The following is an allocation of the purchase price:


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


                                                               Years Ended December 31,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
      Pro forma net revenues                                  $ 23,335         $ 29,689
      Pro forma earnings before income taxes                     2,892            6,440
      Pro forma income taxes                                     1,081            2,698
      Pro forma net earnings                                     1,811            3,742

      Pro forma net earnings per common share - basic         $   0.28         $   0.66
      Pro forma weighted average common shares
        outstanding - basic                                  6,536,034        5,693,349

      Pro forma net earnings per common share - diluted       $   0.28         $   0.65
      Pro forma weighted average common shares and common
        share equivalents outstanding - diluted              6,552,898        5,717,490


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(5)   SEGMENT INFORMATION

      The various products the Company designs, manufactures and markets, which include docking hardware, test head manipulators and tester interfaces, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets that are manufactured by third parties, which include high performance test sockets and interface boards. The Company operates its business worldwide and divides the world into three geographic segments:
      North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey, and California; the Asia-Pacific segment includes the Company's manufacturing, design and service facilities in Singapore and the Company's design and service facilities in Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the UK. Each segment sells Company designed and manufactured products, while products produced by third party manufacturers are primarily distributed by the Company's Asia-Pacific segment. All three segments sell to semiconductor manufacturers and automatic test equipment manufacturers. The North America segment sells through Company account managers and independent sales representatives; the Asia-Pacific segment sells through Company account managers and independent sales represen-tatives; and the Europe segment sells through Company account managers.

      Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing segments.


                                                               Years Ended December 31,
                                                           -------------------------------
                                                            1999         1998        1997
                                                           -------     -------     -------
      Net revenues from unaffiliated customers:
        North America                                      $26,548     $12,637     $13,608
        Asia - Pacific                                       5,465       4,727       5,743
        Europe                                               2,483       1,711       1,395
                                                           -------     -------     -------
                                                           $34,496     $19,075     $20,746
                                                           =======     =======     =======

      Affiliate sales or transfer from:
        North America                                      $ 1,600     $   943     $   768
        Asia - Pacific                                           -           -           -
        Europe                                                 951         378         500
                                                           -------     -------     -------
                                                           $ 2,551     $ 1,321     $ 1,268
                                                           =======     =======     =======

      Depreciation/amortization:
        North America                                      $   831     $   414     $   127
        Asia - Pacific                                          19          53          69
        Europe                                                  36          24          28
                                                           -------     -------     -------
                                                           $   886     $   491     $   224
                                                           =======     =======     =======


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(5)   SEGMENT INFORMATION (Continued)


                                                               Years Ended December 31,
                                                           -------------------------------
                                                            1999         1998        1997
                                                           -------     -------     -------
      Operating income:
        North America                                      $ 4,746     $ 1,705     $ 5,067
        Asia - Pacific                                         333         299         651
        Europe                                               1,243         514         469
                                                           -------     -------     -------
                                                           $ 6,322     $ 2,518     $ 6,187
                                                           =======     =======     =======

      Earnings before income taxes and
       minority interest:
        North America                                      $ 5,022     $ 2,100     $ 5,356
        Asia - Pacific                                         442         379         606
        Europe                                               1,265         547         485
                                                           -------     -------     -------
                                                           $ 6,729     $ 3,026     $ 6,447
                                                           =======     =======     =======

      Income tax expense:
        North America                                      $ 2,000     $   747     $ 1,517
        Asia - Pacific                                         339         263         463
        Europe                                                 296          89         110
                                                           -------     -------     -------
                                                           $ 2,635     $ 1,099     $ 2,090
                                                           =======     =======     =======

      Net earnings:
        North America                                      $ 3,022     $ 1,353     $ 3,839
        Asia - Pacific                                         103         116         131
        Europe                                                 969         458         362
                                                           -------     -------     -------
                                                           $ 4,094     $ 1,927     $ 4,332
                                                           =======     =======     =======

      Identifiable assets:
        North America                                      $27,036     $20,226     $16,177
        Asia - Pacific                                       2,595       1,706       2,679
        Europe                                               1,989       1,286       1,089
                                                           -------     -------     -------
                                                           $31,620     $23,218     $19,945
                                                           =======     =======     =======


      Substantially all interest income is generated by the North America segment. Export sales from the Company's domestic manufacturing facilities (New Jersey and California) totaled $8.3 million, $4.4 million and $2.0 million during the years ended December 31, 1999, 1998 and 1997, respectively. During the years ended December 31, 1999, 1998 and 1997 the Company had sales to Japan of $2.8 million, $2.9 million and $4.3 million, respectively.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(6)   MAJOR CUSTOMERS

      The Company's customers are in the semiconductor industry. During 1999, 1998 and 1997 the Company had sales to certain customers which exceeded 10% of the Company's consolidated revenues. Those sales were as follows:


      Customer                                           1999         1998         1997
      ---------------------------------------------------------------------------------
         A (North America, Asia-Pacific, Europe)          14%           9%           5%
         B (North America, Asia-Pacific)                  11           16           11
         C (North America, Asia-Pacific, Europe)           9           11            7
         D (North America, Asia-Pacific)                   8           13            5
         D (North America, Asia-Pacific, Europe)           3            7           11
                                                          --           --           --
         Total                                            45%          56%          39%
                                                          ==           ==           ==


      Additionally, at December 31, 1999, these five customers accounted for 33% of trade receivables.


(7)   INVENTORIES

      Inventories held at December 31, were comprised of the following:

                                                1999        1998
                                               ------      ------
      Raw materials                            $2,014      $1,097
      Work in process                           1,789       1,305
      Finished goods                              377         339
      Reserve for obsolete inventory             (354)       (220)
                                               ------      ------
                                               $3,826      $2,521
                                               ======      ======


(8)   LINE OF CREDIT

      The Company has a $1.5 million line of credit. Borrowings under this line of credit are principally used for working capital purposes. Borrowings on the line of credit bear interest at prime rate, which is payable monthly on any outstanding balance. The Company is required to maintain a $50 compensating balance at the bank which granted the line of credit. The credit line expires on June 28, 2000. At December 31, 1999, there were no borrowings outstanding.

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

      Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the unaudited pro forma amounts indicated below:

                                                1999         1998        1997
                                               -------      -------     -------
      Net earnings:
        As reported (pro forma for 1997)       $ 4,094      $ 1,927     $ 3,726
        Pro forma                              $ 3,960      $ 1,790     $ 3,643

      Net earnings per share - basic:
        As reported (pro forma for 1997)       $  0.63      $  0.31     $  0.74
        Pro forma                              $  0.61      $  0.29     $  0.72

      Net earnings per share - diluted:
        As reported (pro forma for 1997)       $  0.62      $  0.31     $  0.73
        Pro forma                              $  0.60      $  0.29     $  0.72


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
      Weighted average expected life of
        stock options                                  5 years     5 years


      The per share weighted average fair value of stock options issued by the Company in 1998 and 1997 was $3.92 and $4.61, respectively. The Company did not issue stock options during 1999.

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

      The following table summarizes the stock option activity for the periods ended December 31, 1997, 1998 and 1999:



                                                                    Weighted
                                                                     Average
                                                     Number         Exercise
                                                    of Shares         Price
                                                    ---------       --------
      Options outstanding, January 1, 1997                 -            -
      Granted                                        160,000          $7.72
      Exercised                                            -            -
      Canceled                                        (9,000)          7.50
                                                     -------          -----
      Options outstanding, December 31, 1997         151,000          $7.73
        (none exercisable)                           =======          =====

      Granted                                        150,000          $4.25
      Exercised                                            -            -
      Canceled                                       (10,000)          6.00
                                                     -------          -----
      Options outstanding, December 31, 1998         291,000          $5.10
        (28,200 exercisable)                         =======          =====

      Granted                                              -              -
      Exercised                                            -              -
      Canceled                                        (3,000)         $6.00
                                                     -------          -----
      Options outstanding, December 31, 1999         288,000          $5.09
        (85,200 exercisable)                         =======          =====





      On June 30, 1998, the Company modified 141,000 options originally exercisable at $7.50 per share and 10,000 options originally exercisable at $11.00 per share to reduce the exercise price of such options to $6.00 per share.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(9)   STOCK OPTION PLAN (Continued)


      The following table summarizes information about stock options outstanding at December 31, 1999:

                                                     Weighted                  Weighted
                                                     Average                   Average
                                         Weighted    Exercise                  Exercise
      Range of     Number                 Average    Price of      Number      Price of
      Exercise   Outstanding   Maximum   Remaining  Outstanding  Exercisable  Exercisable
       Prices    at 12/31/99     Life      Life       Options    at 12/31/99    Options
      --------   -----------   --------  ---------  -----------  -----------  -----------
      $ 6.00       138,000     10 years  7.5 years    $ 6.00       55,200       $ 6.00

      $ 4.25       150,000     10 years  8.6 years    $ 4.25       30,000       $ 4.25



(10)  COMMITMENTS

      The Company leases its offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2005. Total rental expense for the years ended December 31, 1999, 1998 and 1997 was $655, $536 and $442, respectively.
      The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 1999, are as follows:

                          2000                   $ 756
                          2001                     717
                          2002                     656
                          2003                     510
                          2004                     375
                          Thereafter                35


(11)  INCOME TAXES

      As discussed in Notes 2 and 3, prior to the Offering the Company had elected S corporation status for Federal and State of New Jersey tax purposes, and therefore, was not directly subject to Federal and certain New Jersey income taxes. Immediately prior to the Offering, the Company terminated its status as an S corporation and is now subject to Federal and additional state income taxes. In addition, the Company is taxed in foreign countries and for activity in certain states. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $3.0 million at December 31, 1999. As of December 31, 1999, the Company had repatriated a portion of the earnings of its foreign subsidiaries. The estimated tax effect of distributing such earnings is expected to be offset by available foreign tax credits.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)



(11)  INCOME TAXES (Continued)


      Earnings before income taxes were as follows:

                                             Years Ended December 31,
                                            --------------------------
                                             1999      1998      1997
                                            ------    ------    ------
      Domestic                              $5,022    $2,100    $5,356
      Foreign                                1,707       926     1,091
                                            ------    ------    ------
                                            $6,729    $3,026    $6,447
                                            ======    ======    ======



      Income tax expense was as follows:

                                             Years Ended December 31,
                                            --------------------------
                                             1999      1998      1997
                                            ------    ------    ------
      Current:
        Domestic - Federal                  $1,882    $  772    $1,379
        Domestic - state                       215        54       303
        Foreign                                652       352       573
                                            ------    ------    ------
                                             2,749     1,178     2,255
                                            ------    ------    ------
      Deferred:
        Domestic - Federal                    (100)      (54)     (147)
        Domestic - state                       (14)      (25)      (18)
                                            ------    ------    ------
                                              (114)      (79)     (165)
                                            ------    ------    ------
      Income tax expense                    $2,635    $1,099    $2,090
                                            ======    ======    ======



      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998:

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

(11)  INCOME TAXES (Continued)

                                                                 1999       1998
                                                                -----      -----
      Deferred Tax Assets:
        Accrued vacation pay                                    $ 104      $  91
        Allowance for doubtful accounts                            67         60
        Inventories (principally due to obsolescence reserve)     219        107
        Accrued warranty                                           44         17
        Accrued bonuses                                            13          -
        Capital loss carryforward                                  90         90
        Other                                                       -         (5)
                                                                -----      -----
                                                                  537        360
        Valuation allowance                                       (90)       (90)
                                                                -----      -----
            Deferred tax assets                                   447        270
                                                                -----      -----
      Deferred Tax Liabilities:
        Accrued royalty income                                    (65)       (25)
        Other                                                     (23)         -
                                                                -----      -----
            Deferred tax liabilities                              (88)       (25)
                                                                -----      -----
      Net deferred tax asset                                    $ 359      $ 245
                                                                =====      =====


      Based on the Company's history of prior operating earnings, and its expectation of the future, management believes that taxable income will more likely than not be sufficient to realize the net deferred tax assets of $359 at December 31, 1999. A valuation allowance of $90 was established in 1998 to offset the domestic capital loss carryforward.

      An analysis of the effective tax rate on earnings and a reconciliation from the expected statutory rate are as follows:

                                                        Years Ended December 31,
                                                      ---------------------------
                                                       1999      1998       1997
                                                      ------    ------    -------
      Expected income tax provision at U.S.
       Statutory rate                                 $2,288    $1,029    $2,192
      State taxes, net of Federal benefit                133        19       188
      Increase (decrease) in tax from:
        Non-deductible goodwill                          163        86        17
        Foreign income tax rate differences               58        12       219
        Tax exempt interest                              (40)      (80)        -
        S corporation earnings not subject to
         Federal taxation                                  -         -      (549)
        Other                                             33        33        23
                                                      ------    ------    -------
      Income tax expense                              $2,635    $1,099    $2,090
                                                      ======    ======    =======


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(12)  EMPLOYEE BENEFIT PLANS

      In 1996, the Company instituted a defined contribution 401(k) plan for its employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale who are at least 18 years of age and have completed six months of service with the Company are eligible to participate in the plan. Under the plan, the Company matches employee contributions dollar for dollar up to 10% of the employee's annual compensation up to $5. In addition, the Company may match employee contributions dollar for dollar for amounts exceeding 10% up to 15% of the employee's annual compensation to a maximum of $5. Employer contributions vest over a six-year period. The Company contributed $221, $157 and $129 to the plan for the years ended December 31, 1999, 1998 and 1997, respectively.

      inTEST Sunnyvale (formerly TestDesign) adopted a defined contribution 401(k) plan for its employees in July 1994. All permanent employees who are at least 18 years of age and have completed six months of service with inTEST Sunnyvale are eligible to participate in the plan. Under the plan, inTEST Sunnyvale matched employee contributions equal to 25% of an employee's contributions up to 5% of gross salary. Matching contributions for the plan were $6 from the date of the Acquisition through December 31, 1998. In addition, the plan allowed inTEST Sunnyvale to make discretionary matching contributions up to 6.5% of an employee's gross salary for the year based upon inTEST Sunnyvale's profitability. There were no discretionary matching contributions made from the date of the Acquisition through December 31, 1998. Effective October 1, 1998, all inTEST Sunnyvale permanent employees who were at least 18 years of age and had completed six months of service were offered enrollment in the Company's 401(k) plan, and employee contributions and employer matching contributions into the inTEST Sunnyvale plan ceased. The
      Company is currently in the process of terminating the inTEST Sunnyvale plan at which time the former participants will have the option of rolling their assets into the Company's plan.



(13)  ACCRUED EXPENSES

      Accrued expenses consists of the following:


                                                      December 31,
                                                  --------------------
                                                   1999          1998
                                                  ------        ------
      Accrued commissions                        $  611        $  206
      Accrued vacation                              290           236
      Accrued bonuses                               256             -
      Accrued professional fees                     179            78
      Accrued wages                                 153           106
      Accrued warranty                              115            45
      Accrued directors fees                        105           109
      Customer deposits                             101           100
      Accrued shareholder relations                  40            42
      Accrued other                                  96           101
                                                 ------        ------
                                                 $1,946        $1,023
                                                 ======        ======

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


 (14)  RELATED PARTY TRANSACTIONS

      The Company paid consulting fees to one individual who is a member of the Board of Directors of the parent company which totaled $67, $56 and $17 during the years ended December 31, 1999, 1998 and 1997, respectively.


      During 1998, in connection with the acquisition of TestDesign, the Company repaid $215 on a note due to a firm ("PRIM") controlled by Douglas W. Smith, Executive Vice President and Chief Operating Officer of the Company. This note, which did not bear interest or have a maturity date, evidenced borrowings that TestDesign had made from PRIM prior to the acquisition. In addition, subject to the terms of a consulting agreement between TestDesign and Gregory W. Slayton, a current board member of the Company, the Company paid directly to Mr. Slayton, on behalf of TestDesign, $170 in cash and 31,250 shares of the Company's common stock. These payments are included in the merger consideration and are accounted for as described in Note 4.

      The Company's foreign subsidiaries paid directors' fees to several individuals who are members of management of the parent company which totaled $119, $104 and $177 during the years ended December 31, 1999, 1998 and 1997, respectively.

      At December 31, 1999 and 1998 there were $48 and $49 of foreign directors' fees payable to members of management of the parent company.



(15)  LEGAL PROCEEDINGS

      On November 18, 1998, the Company and its subsidiary, inTEST IP Corp. (which holds title to all Company intellectual property), filed suit against a competitor for infringement of a United States patent held by the Company (the "815 Patent").

      The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a heavy electronic test head of a test system with respect to an electronic device handler. The system is used in the automatic testing of integrated circuits and other electronic devices. The Company sells products covered by the 815 Patent worldwide.

      As alleged in the complaint, the competitor began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringe claims of the 815 Patent. The parties have been discussing possible settlement of the dispute since the Company first became aware of the defendants' infringement in 1991. Discussions were abated at the end of 1995 so that the United States Patent and Trademark Office (the "PTO") could reexamine the 815 Patent. On April 7, 1998, the PTO completed the reexamination and affirmed the patentability of the nine claims in the patent with minor, technical, clarifying changes. Thereafter, the parties resumed settlement negotiations, however, to date such negotiations have been unsuccessful.

                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


(15)  LEGAL PROCEEDINGS (Continued)

      The complaint asks the court to enjoin the competitor from further acts of infringement, including the acts of manufacturing, using, offering for sale, selling and importing positioner systems that embody the patented invention claimed in the 815 Patent. The complaint also asks the court to award the Company damages against the competitor, including the Company's lost profits. Alleging that the competitor's infringement is and has been deliberate, willful, and wanton, with knowledge of the Company's patent rights, the complaint asks the court to award increased damages up to three times the amount assessed. The complaint also seeks an award of interest, costs and reasonable attorney fees.

      All legal fees incurred in connection with this matter have been expensed. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company's financial position, results of operations or liquidity.




(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

      The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 1999. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

      The Company's business is not seasonal; therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses either are related directly to sales activity and volume, or tend to be a function of personnel costs and the timing of expenses incurred throughout the year.

                                                               Quarters Ended
                                                ---------------------------------------------
                                                 3/31/99     6/30/99     9/30/99    12/31/99      Total
                                                ---------   ---------   ---------   ---------   ---------
      Net revenues                              $   4,810   $   6,485   $  10,097   $  13,104   $  34,496
      Gross margin                                  2,532       3,506       5,543       7,310      18,891
      Earnings before income taxes                    297         850       2,242       3,340       6,729
      Income tax                                      125         357         901       1,252       2,635
      Net earnings                                    172         493       1,341       2,088       4,094
      Net earnings per common share - basic        $ 0.03      $ 0.07      $ 0.21      $ 0.32      $ 0.63
      Weighted average common shares
        outstanding - basic                     6,536,034   6,536,034   6,536,034   6,536,034   6,536,034
      Net earnings per common share - diluted      $ 0.03      $ 0.07      $ 0.20      $ 0.31      $ 0.62
      Weighted average common shares and common
        share equivalents outstanding-diluted   6,602,317   6,591,785   6,626,342   6,683,137   6,626,118
      Other comprehensive earnings (expense)    $     (75)  $     (11)  $     168   $     (16)  $      66


                      inTEST CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)




(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

                                                               Quarters Ended
                                                ---------------------------------------------
                                                 3/31/98     6/30/98     9/30/98    12/31/98      Total
                                                ---------   ---------   ---------   ---------   ---------
      Net revenues                              $   5,626   $   5,163   $   4,449   $   3,837   $  19,075
      Gross margin                                  3,426       3,029       2,331       1,887      10,673
      Earnings (loss) before income tax expense     1,822       1,458         360        (614)      3,026
      Income taxes                                    668         550         133        (252)      1,099
      Net earnings (loss)                           1,154         908         227        (362)      1,927
      Net earnings(loss) per common share-basic    $ 0.20      $ 0.15      $ 0.04      $(0.06)     $ 0.31
      Weighted average common shares
        outstanding-basic                       5,911,034   5,911,034   6,311,849   6,536,034   6,169,596
      Net earnings(loss) per common share-diluted  $ 0.19      $ 0.15      $ 0.04      $(0.06)     $ 0.31
      Weighted average common shares and common
        share equivalents outstanding-diluted   5,924,949   5,918,809   6,317,578   6,536,034   6,186,460
      Other comprehensive earnings (expense)    $     (42)  $     (19)  $      19   $     112   $      70




(17)  SUBSEQUENT EVENT

      On December 16, 1999, the Board of Directors of the Company authorized a merger with Temptronic Corporation, a Massachusetts corporation ("Temptronic"). Each issued and outstanding common share of Temptronic will be exchanged for 0.925 shares of the Company's common stock. Upon closing of the proposed merger, which must be ratified by the shareholders of both the Company and Temptronic, Temptronic will be merged into a wholly-owned subsidiary of the Company. On January 4, 2000, the Company, Temptronic and the Company's wholly-owned subsidiary (into which Temptronic will be merged) entered into an Agreement and Plan of Merger and Reorganization. On February 3, 2000, a joint proxy statement/prospectus for the proposed merger was filed with the Securities and Exchange Commission and shortly thereafter mailed to all shareholders of the Company and Temptronic to vote on the proposed merger. Should the proposed merger be approved by a majority of the shareholders of both the Company and Temptronic, the Company will issue approximately 2.2 million shares of its common stock to Temptronic shareholders. Special shareholder meetings of both the Company and Temptronic have been scheduled for March 9, 2000 to vote on the proposed merger.

                      inTEST CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                      Balance                       Additions
                                         at      Acquisition   --------------------   Balance at
                                     Beginning       of                    Other        End of
                                     of Period   TestDesign    Expense   Deductions     Period
                                     ---------   -----------   -------   ----------   ----------
Year Ended December 31, 1999
  Allowance for doubtful accounts      $168         $  -        $ 16        $ (1)        $185
  Inventory obsolescence reserve        220            -         193          59          354
  Warranty reserve                       45            -         300         230          115

Year Ended December 31, 1998
  Allowance for doubtful accounts       144           54          (5)         25          168
  Inventory obsolescence reserve        119           38         193         130          220
  Warranty reserve                       25           20         202         202           45

Year Ended December 31, 1997
  Allowance for doubtful accounts        96            -          61          13          144
  Inventory obsolescence reserve          -            -         178          59          119
  Warranty reserve                       25            -         147         147           25
