Form 10-K/A
period 1999-12-31
INTEST CORP
filed 2000-04-26
CIK 1036262

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-K/A
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 1999 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to
                                     -----------------    -----------------

                        Commission file number:  0-22529

                              inTEST Corporation
-----------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     22-2370659
----------------------------------         ----------------------------------
   (State or other Jurisdiction           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

     2 Pin Oak Lane, Cherry Hill, NJ                             08003
----------------------------------------                      ----------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, including area code:  856-424-6886

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

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

This Form 10-K/A is being filed to amend the Form 10-K filed by inTEST on March 30, 2000 to include the information required in Items 10-13.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our by-laws provide that our board of directors shall consist of not less than five directors, as determined by the board, and that each director shall hold office until the next annual meeting of stockholders and until a successor shall be duly elected and qualified. The present number of directors constituting the entire board is nine.

Biographical
------------

    The names of the persons serving as our directors and officers are listed below, together with their ages and other biographical information as of March 31, 2000.


           Name                    Age                   Position
---------------------------        ---          ----------------------------------

Robert E. Matthiessen              55           President, Chief Executive Officer
                                                and Director
Hugh T. Regan, Jr.                 40           Treasurer, Secretary and
                                                Chief Financial Officer
Douglas W. Smith                   50           Executive Vice President, Chief
                                                Operating Officer and Director
Daniel J. Graham                   53           Vice Chairman, Senior Vice President
                                                and Director
Jack R. Edmunds                    59           Vice President of Operations
Jerome R. Bortnem                  47           Vice President of Sales and Marketing
William M. Stone                   58           President and Chief Executive Officer
                                                of Temptronic Corporation and Director
Alyn R. Holt                       62           Chairman
Richard O. Endres                  74           Director
Stuart F. Daniels, Ph.D.           59           Director
Gregory W. Slayton                 40           Director
James J. Greed, Jr.                61           Director


Robert E. Matthiessen was elected Chief Executive Officer of inTEST in August 1998. He was elected President and a director of inTEST in February 1997.
Mr. Matthiessen served as Chief Operating Officer of inTEST from December 1997 until August 1998. Prior to that, Mr. Matthiessen served as Executive Vice President since joining inTEST in October 1984. He has over 25 years experience in the ATE industry, including various positions in general management, marketing management and engineering management.

Hugh T. Regan, Jr. has served as inTEST's Treasurer and Chief Financial Officer since joining inTEST in April 1996 and was elected Secretary in December 1999. From 1985 to April 1996, Mr. Regan served in various financial capacities for Value Property Trust, a publicly traded real estate investment trust, including Vice President of Finance from 1989 to September 1995 and Chief Financial Officer from September 1995 until April 1996. Mr. Regan has over 14 years of financial management experience.

Douglas W. Smith was elected Executive Vice President, Chief Operating Officer and a director of inTEST in August 1998. Mr. Smith founded and served as President of TestDesign Corporation, a California corporation engaged in the manufacture of tester interface products, which was acquired by inTEST in August 1998. Mr. Smith founded TestDesign Corporation in February 1985. Mr. Smith has over 19 years of experience in the ATE industry, including various positions in engineering management, sales management and general management.

Daniel J. Graham is a co-founder of inTEST and has served as Senior Vice President and a director of inTEST since June 1988. Mr. Graham was elected Vice Chairman of inTEST in October 1998. Mr. Graham has over 25 years industrial experience involving the development of software and hardware systems for ATE.

Jack R. Edmunds has served as inTEST's Vice President of Operations since October 1998 and as Director of Operations from September 1987 to October 1998. He has over 20 years of experience in the ATE industry, including various positions in operations management, marketing management, engineering and sales.

Jerome R. Bortnem has served as inTEST's Vice President of Sales and Marketing since August 1998 and as Western Regional Sales Manager from August 1993 to August 1998. Mr. Bortnem has over 15 years experience in the ATE industry, including various positions in engineering, marketing and sales.

William M. Stone has served as a director of inTEST since our acquisition of Temptronic in March 2000. He also serves as President and Chief Executive Officer of Temptronic. Mr. Stone joined Temptronic in May 1997 as Director of Engineering and became Senior Vice President and Chief Operating Officer in October 1998. He was appointed President and Chief Executive Officer in August 1999 and became a director of Temptronic in November 1999. From November 1995 to May 1997, Mr. Stone served as Director of Engineering and Operations for the Technic Equipment Division of Technic Corporation. From December 1994 to November 1995, he served as Director of Engineering for Gerber Optical, a subsidiary of Gerber Scientific Corporation.

Alyn R. Holt is a co-founder of inTEST and has served as Chairman since inTEST's inception in September 1981. Mr. Holt served as Chief Executive Officer of inTEST from September 1981 to August 1998. Mr. Holt has over 35 years experience in the ATE industry, including various positions in general management, marketing management and engineering management.

Richard O. Endres has served as a director of inTEST since April 1982. Since 1976, he has served as President of VRA, Inc., which provides business planning and financial services for technology based companies. Mr. Endres has over 40 years of experience in the ATE industry and was engaged in early transistor circuit development and computer memory research at RCA's David Sarnoff Research Center.

Stuart F. Daniels, Ph.D. is a co-founder of inTEST and served as Vice President and a director in 1982 and was reappointed as a director in April 1997. In March 1996, Dr. Daniels founded The Daniels Group, which is engaged in technology transfer and license consulting. From 1980 to December 1995, Dr. Daniels held several management positions with Siemens Corporate Research, Inc., a subsidiary of Siemens Corporation.

Gregory W. Slayton has served as a director of inTEST since August 1998.
Since December 1997, Mr. Slayton has been the President, Chief Executive Officer and a director of ClickAction Inc., a publicly traded company that develops small business software. From March 1996 to July 1997, Mr. Slayton was President, Chief Operating Officer and a director of ParaGraph International, a privately held internet tools company. From December 1995 to March 1996, Mr. Slayton served as President and Chief Executive Officer of Velocity, Inc., a privately held CD-gaming company. Mr. Slayton co-founded Worlds, Inc., an internet technology company, in August 1994 and served as its Senior Vice President and Chief Financial Officer from its inception to November 1995.

James J. Greed, Jr. has served as a director of inTEST since our acquisition of Temptronic in March 2000. From April 1991 to December 1999, Mr. Greed was President of VLSI Standards, Inc., a leading supplier of calibration standards to the semiconductor and related industries. Following his retirement from VLSI, Mr. Greed founded Foothill Technology, a consulting firm, and has served as its President since its inception. Hakuto Co., Ltd. of Japan, the parent company of Hakuto America Holdings, Inc., a principal stockholder of inTEST, is a client of Foothill Technology. From July 1992 through December 1999, Mr. Greed also served on the board of directors of Semiconductor Equipment and Materials International ("SEMI"), an international trade association, serving as chairman for the 1996-1997 term and chairman of its International Standards Committee since 1994. In January 2000, SEMI engaged Mr. Greed to coordinate an effort by semiconductor equipment manufacturers to develop a coordinated international assessment of, and response to, the recently published International Technology Roadmap for Semiconductors.

Agreements Regarding Selection of Directors or Nominees
-------------------------------------------------------

    Under the terms of the Amended and Restated Agreement and Plan of Merger and Reorganization dated as of January 4, 2000, pursuant to which Temptronic was merged into one of our wholly-owned subsidiaries, we agreed that, prior to the closing of the merger, Messrs. Greed and Stone would be elected as directors, and that, for a period of two years following the closing of the merger, we will nominate Messrs. Greed and Stone for re-election at each annual meeting of our stockholders or special meeting held in lieu of an annual meeting and recommend their re-election.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to the compensation paid by us for services rendered during the years ended December 31, 1997, 1998 and 1999, to our chief executive officer and four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999 (each a "named executive officer"):

                        Summary Compensation Table
                        --------------------------


                                                                    Long-Term
                                                                   Compensation
                                        Annual Compensation           Awards
                                   ------------------------------  ------------
                                                                    Securities
     Name and                                        Other Annual   Underlying    All Other
  Principal Position         Year   Salary    Bonus  Compensation   Options(#)  Compensation
-------------------------    ----  --------   -----  ------------   ----------  ------------
Alyn R. Holt                 1999  $251,582   $ --    $ 5,602(1)       --       $ 69,565(2)
 	Chairman                   1998   226,238     --     53,264(1)       --         65,661(2)
                             1997   198,010     --     53,675(1)       --        137,117(2)

Robert E. Matthiessen        1999  $181,994   $ --    $ 5,602(3)       --       $ 66,208(4)
  President, Chief Executive 1998   171,576     --      5,320(3)       --         53,778(4)
 	Officer and Director       1997   135,914     --      8,577(3)       --          6,240(4)

Douglas W. Smith             1999  $155,260   $ --    $ 8,630(5)       --       $  4,998(6)
 	Executive Vice President,  1998    56,250(7)  --          -          --          3,874(6)
 	Chief Operating Officer    1997         -     --          -          --              -
  and Director

Daniel J. Graham             1999  $136,850   $ --    $ 7,882(8)       --       $  6,888(9)
 	Vice Chairman, Senior Vice 1998   126,704     --     12,862(8)       --          7,132(9)
  President and Director     1997   112,040     --     19,088(8)       --         32,077(9)

Hugh T. Regan, Jr.           1999  $128,492   $ --    $ 5,602(10)      --       $  5,996(11)
  Treasurer, Secretary and   1998   118,974     --      2,533(10)      --          6,240(11)
  Chief Financial Officer    1997    95,400     --      2,348(10)      --          6,240(11)


---------

(1) Includes $5,602, $5,320 and $4,931 for group health insurance in 1999, 1998 and 1997, respectively; $24,059 and $9,728 for company paid personal travel in 1998 and 1997, respectively; $22,688 for the annual lease value of an automobile for Alyn R. Holt in 1998 and $30,896 for the lease of automobiles for Alyn R. and Connie E. Holt in 1997; and $1,197 and $6,720 for use of company staff time for personal matters in 1998 and 1997, respectively.

(2) Includes $4,636, $4,847 and $4,847 for premiums paid on life insurance for Mr. Holt in 1999, 1998 and 1997, respectively; $4,750, $4,750 and $4,750 for matching contributions to Mr. Holt's 401(k) Plan account in 1999, 1998 and 1997, respectively; and $60,179, $56,064 and $127,520 for serving as a director of inTEST Limited and inTEST Kabushiki Kaisha in 1999, 1998 and 1997, respectively.

(3) Includes $3,646 for the annual lease value of an automobile for Mr. Matthiessen in 1997; and $5,602, $5,320 and $4,931 for group health insurance in 1999, 1998 and 1997, respectively.

(4) Includes $1,279, $1,490 and $1,490 for premiums paid on life insurance for Mr. Matthiessen in 1999, 1998 and 1997, respectively; $4,750, $4,750 and $4,750 for matching contributions to Mr. Matthiessen's 401(k) Plan account in 1999, 1998 and 1997, respectively; and $60,179 and $47,538 for serving as a director of inTEST Limited and inTEST Kabushiki Kaisha in 1999 and 1998, respectively.

(5)  Represents amount paid for group health insurance in 1999.

(6) Includes $1,248 and $124 for premiums paid on life insurance for Mr. Smith in 1999 and 1998, respectively; and $3,750 and $3,750 for matching contributions to Mr. Smith's 401(k) Plan account in 1999 and 1998, respectively.

(7) Represents salary paid from August 3, 1998, the date Mr. Smith was elected as an officer of inTEST.

(8) Includes $5,375 and $10,750 for the annual lease value of an automobile for Mr. Graham in 1998 and 1997, respectively; and $7,882, $7,487 and $6,938 for group health insurance in 1999, 1998 and 1997, respectively.

(9) Includes $2,138, $2,382 and $2,382 for premiums paid on life insurance for Mr. Graham in 1999, 1998 and 1997, respectively; $4,750, $4,750 and $4,750 for matching contributions to Mr. Graham's 401(k) Plan account in 1999, 1998 and 1997, respectively; and $24,945 for serving as a director of inTEST Limited in 1997.

(10) Includes $5,602, $2,533 and $2,348 for group health insurance for Mr. Regan in 1999, 1998 and 1997, respectively.

(11) Includes $1,246, $1,490 and $1,490 for premiums paid on life insurance for Mr. Regan in 1999, 1998 and 1997, respectively; and $4,750, $4,750 and $4,750 for matching contributions to Mr. Regan's 401(k) Plan account in 1999, 1998 and 1997, respectively.

(12) Includes (i) the grant of options to purchase 20,000 shares of common stock and (ii) the repricing of options to purchase 30,000 shares.

    The following table sets forth information regarding the exercise of stock options and the value of any unexercised stock options of each of the named executive officers, who exercised or held options, during the fiscal year ended December 31, 1999:

   Aggregated Option Exercises in 1999 and December 31, 1999 Option Values
   -----------------------------------------------------------------------


                                            Number of Shares          Value of Unexercised
                    Shares               Underlying Unexercised      In-the-Money Options at
                   Acquired               Options At 12/31/99             12/31/99 (1)
                      on      Value    --------------------------  --------------------------
     Name          Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
     ----          --------  --------  -----------  -------------  -----------  -------------
Hugh T. Regan, Jr.     0       $0         16,000        34,000      $199,000       $436,000

------------

(1) Based upon the closing price for our common stock as reported on the Nasdaq National Market System on December 31, 1999 of $18.00 less the exercise price.

Employment Agreements
---------------------

    There were no employment agreements in effect for any of the named executive officers during the year ended December 31, 1999.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

    The Compensation Committee consisted of Dr. Daniels and Messrs. Endres,
Holt and Slayton during 1999. Mr. Holt serves as an executive officer of inTEST. Dr. Daniels provides us with consulting services relating to intellectual property matters. In connection with such services, Dr. Daniels was paid fees totaling $66,400 during 1999.


Director Compensation
---------------------

    We pay our non-employee directors a quarterly retainer of $2,500, a fee of $2,000 per board meeting and a fee of $1,000 per committee meeting that falls on a day other than a board meeting. In addition, we reimburse non-employee directors for travel expenses and other costs associated with attending board or committee meetings. We do not pay additional cash compensation to our officers who also serve as directors. However, officers who serve as directors of our foreign subsidiaries receive compensation as approved each year by such subsidiary's board of directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 31, 2000 (unless otherwise indicated), the number and percentage of shares of our common stock which, according to information supplied to us or filed with the Securities and
Exchange Commission, are beneficially owned by:  (i) each person who beneficially owns more than 5% of the common stock; (ii) each of our directors, individually; (iii) each of our named executive officers; and (iv)
all of our directors and executive officers as a group.

    Percentage ownership in the following table is based on 8,582,827 shares of common stock outstanding as of March 31, 2000. We have determined beneficial ownership in the table in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by any person and the percentage ownership of that person, we have deemed shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of March 31, 2000 to be outstanding. However, we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.



                                                        Shares of
                                                       Common Stock
                                                    Beneficially Owned
                                                          As of             Percent of
Name of Beneficial Owner                              March 31, 2000           Class
------------------------                            ------------------      ----------
Directors and Officers:
Robert E. Matthiessen (1)                                 127,037               1.5%
Hugh T. Regan, Jr. (2)                                     22,100               *
Douglas W. Smith (3)                                      593,750               6.9%
Daniel J. Graham (4)                                      346,560               4.0%
Alyn R. Holt (3)(5)                                     1,726,683              20.1%
Richard O. Endres (6)                                     139,697               1.6%
Stuart F. Daniels, Ph.D. (7)                               15,282               *
Gregory W. Slayton (8)                                     31,250               *
James J. Greed, Jr.                                             0               *
William M. Stone (9)                                       16,552               *
All directors and executive officers as a group
  (12 individuals) (10)                                 3,077,588              35.7%

Five Percent Stockholders:
FMR Corp. (11)                                            650,000               7.6%
Wellington Management  Co. LLP (12)                       604,000               7.0%
Brinson Partners, Inc. (13)                               457,815               5.3%
Temptronic Corporation Equity Participation Trust (14)    665,157               7.7%
Hakuto America Holdings, Inc. (15)                        647,500               7.5%


---------
*   Denotes less than one percent of class.

(1) Includes 62,618 shares owned by Mr. Matthiessen's spouse and 2,000 shares owned by Mr. Matthiessen's child. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse and child.

(2)   Includes 16,000 shares subject to options exercisable by May 30, 2000.

(3) The address of the stockholder is: c/o inTEST, 2 Pin Oak Lane, Cherry Hill, New Jersey 08003.

(4) Includes 31,000 shares owned by Mr. Graham's spouse and 4,300 shares owned by Mr. Graham's child. Mr. Graham disclaims beneficial ownership of the shares owned by his spouse and child.

(5) Includes 150,427 shares owned by Mr. Holt's spouse. Mr. Holt disclaims beneficial ownership of the shares owned by his spouse.

(6) Includes 10,000 shares owned by Mr. Endres' spouse and 500 shares held by a corporation of which Mr. Endres is a stockholder and over which Mr. Endres shares investment control.

(7)   Includes 4,000 shares subject to options exercisable by May 30, 2000.

(8) Includes 3,600 shares owned by The Slayton Family Foundation of which Mr. Slayton is the president.

(9) Includes 9,250 shares subject to options exercisable by May 30, 2000 and 2,677 shares held by the employee stock ownership plan for the benefit of Mr. Stone.

(10)  Includes 41,250 shares subject to options exercisable by May 30, 2000.

(11) According to a Schedule 13G/A filed with the SEC on February 11, 2000, as of December 31, 1999, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. is the beneficial owner of 650,000 shares, referred to in this paragraph as the Fidelity shares, of the common stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, including Fidelity Low-Priced Stock Fund, owner of 650,000 of the Fidelity shares. The address or principal business office of each of Fidelity Management & Research, FMR and Fidelity Low-Priced Stock Fund is 82 Devonshire Street, Boston, MA 02109.
      Edward C. Johnson 3d, Chairman of FMR, and Abigail P. Johnson, Director of FMR and other members of the Edward C. Johnson 3d family and trusts for their benefit, through their ownership of voting common stock of FMR and the execution of a stockholders' voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Edward C. Johnson 3d, FMR, Fidelity Low-Priced Stock Fund and the other investment companies owning Fidelity shares each has sole power to dispose of the Fidelity shares owned by it. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned by Fidelity Low-Priced Stock
      Fund, which power resides with, and is directed by, the Board of Trustees of Fidelity Low-Priced Stock Fund.

(12) According to a Schedule 13G/A filed with the SEC on February 11, 2000, as of December 31, 1999, Wellington Management Co. LLP is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 and a parent holding company. Wellington Management as investment adviser may be deemed to beneficially own 604,000 shares of the common stock which are held of record by clients of Wellington Management. Wellington Management's principal business office is located at 75 State Street, Boston, MA 02109.

(13) According to a Schedule 13G/A filed with the SEC on February 10, 2000, as of December 31, 1999, Brinson Partners, Inc. an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, and UBS AG, a Bank as defined in Section 3(a)(6) of the Exchange Act, report beneficial ownership of the 457,815 shares. Brinson Partners is an indirect wholly-owned subsidiary of UBS AG. Brinson Partners' principal business office is located at 209 South LaSalle, Chicago, IL 60604-1295; UBS AG's principal business office is located at Bahnhofstrasse 45 8021, Zurich, Switzerland.

(14) Includes shares of common stock held by the Temptronic Corporation Equity Participation Trust (Temptronic's employee stock ownership plan) in a fiduciary capacity for employees of Temptronic. Shares held by the trust are allocated to employees of Temptronic annually based on each employee's salary. Temptronic employees' interests in the plan begin to vest after three years of employment and become fully vested after seven years of employment. With respect to shares held by the trust which are allocated to participants, the trustees must vote such shares in accordance with instructions from the participants. If no instructions are received, the trustees have a fiduciary duty to vote such shares in a manner consistent with their duties as fiduciaries under the Employee Retirement Income Security Act of 1974, as amended, or ERISA. With respect to shares held by the trust which are not allocated to participants, the trustees have the duty to vote such shares in a manner consistent with their duties as ERISA fiduciaries. As of March 31, 2000, 176,120 shares held in the plan were allocated to employees, and 489,037 shares were not yet allocated to employees.

(15) According to a Schedule 13D filed with the SEC on March 17, 2000, as a result of the merger with Temptronic, Hakuto America Holdings, Inc., a former shareholder of Temptronic, became a shareholder of inTEST.
      The shares of Temptronic owned by Hakuto America converted into 647,500 shares of inTEST common stock. Hakuto America is a 100% owned subsidiary of Hakuto Co. Ltd., a Japanese corporation. Hakuto America serves as the U.S. holding company for certain investments and operating subsidiaries of Hakuto Co. Ltd., and its principal business office is 1015 E. State Parkway, Schaumburg, IL 60173.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We paid fees totaling $66,400 during 1999 for consulting services relating to intellectual property matters provided to us by Stuart F. Daniels, Ph.D., one of our directors.

    Hakuto Co., Ltd., the parent company of one of our principal stockholders, distributes some of our products in Japan. During 1999, our Temptronic subsidiary sold approximately $1.5 million in products to Hakuto for distribution. At December 31, 1999, Temptronic's accounts receivable included approximately $200,000 due from Hakuto. All sales to Hakuto were at market price and on customary terms.

                                  SIGNATURE
                                  ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 inTEST CORPORATION


                                 By:  /s/ Hugh T. Regan, Jr.
                                      ------------------------------------
                                      Hugh T. Regan, Jr.,
                                      Treasurer, Secretary and
                                      Chief Financial Officer

Date:  April 26, 2000