Form 10-Q
period 2000-03-31
INTEST CORP
filed 2000-05-12
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                 ----------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 2000
                                           ------------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2000:

                                 8,582,827
                         inTEST CORPORATION

                               INDEX


PART 1.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited)
         and December 31, 1999                                             1

         Consolidated Statements of Earnings (Loss) for the three
         months ended March 31, 2000 and 1999 (unaudited)                  2

         Consolidated Statements of Comprehensive Earnings (Loss)
         for the three months ended March 31, 2000 and 1999
         (unaudited)                                                       3

         Consolidated Statement of Stockholders' Equity for the three
         months ended March 31, 2000 (unaudited)                           4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999 (unaudited)                         5

         Notes to Consolidated Financial Statements (unaudited)          6 -10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     11-16

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Securities and Use of Proceeds                       19-20

Item 3.  Defaults Upon Senior Securities                                  20

Item 4.  Submission of Matters to a Vote of Securities Holders            21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21
                   inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                                March 31,    Dec. 31,
                                                                  2000         1999
                                                               ---------     --------
                                                              (Unaudited)    (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                     $ 8,682      $12,047
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $238 and $239, respectively             13,819       10,020
  Inventories                                                     9,146        7,972
  Deferred tax asset                                              1,271        1,271
  Other current assets                                              652          898
                                                                -------      -------
     Total current assets                                        33,570       32,208
                                                                -------      -------
Machinery and equipment:
  Machinery and equipment                                         7,852        7,279
  Leasehold improvements                                          1,346        1,420
                                                                -------      -------
                                                                  9,198        8,699
  Less: accumulated depreciation                                 (6,257)      (6,002)
                                                                -------      -------
     Net machinery and equipment                                  2,941        2,697
                                                                -------      -------
Cash surrender value of life insurance                                -        1,067
Deferred tax asset                                                  350          350
Other assets                                                        394          288
Goodwill, net of accumulated amortization of $900
   and $780, respectively                                         6,286        6,405
                                                                -------      -------
     Total assets                                               $43,541      $43,015
                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                         $     -      $ 1,241
  Accounts payable                                                6,452        5,195
  Accrued expenses                                                2,706        3,011
  Current portion of long-term debt                                   -          123
  Domestic and foreign income taxes payable                       2,376        1,854
                                                                -------      -------
     Total current liabilities                                   11,534       11,424
                                                                -------      -------
Long-term debt, net of current portion                                -          133
                                                                -------      -------
     Total liabilities                                           11,534       11,557
                                                                -------      -------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                  -            -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,582,827 and 8,630,980 shares issued, respectively             86           86
  Additional paid-in capital                                     21,681       21,872
  Retained earnings                                              13,555       13,077
  Accumulated other comprehensive earnings                            1           14
  Deferred compensation                                            (125)        (139)
  Note receivable from Equity Participation Plan                 (3,191)      (3,228)
  Treasury stock, at cost; 0 and 55,557 shares, respectively          -         (224)
                                                                -------      -------
     Total stockholders' equity                                  32,007       31,458
                                                                -------      -------
     Total liabilities and stockholders' equity                 $43,541      $43,015
                                                                =======      =======

               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                           (In thousands, except share data)
                                     (Unaudited)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Net revenues                                                 $20,254    $ 8,223
Cost of revenues                                              10,279      4,471
                                                             -------    -------
      Gross margin                                             9,975      3,752
                                                             -------    -------
Operating expenses:
   Selling expense                                             2,318      1,538
   Engineering and product development expense                 1,450      1,067
   General and administrative expense                          1,473      1,087
   Merger-related costs                                        2,557          -
                                                             -------    -------
      Total operating expenses                                 7,798      3,692
                                                             -------    -------
Operating income                                               2,177         60
                                                             -------    -------
Other income (expense):
   Interest income                                               121         70
   Interest expense                                              (30)       (66)
   Other                                                           9          -
                                                             -------    -------
      Total other income                                         100          4
                                                             -------    -------
Earnings before income taxes                                   2,277         64

Income tax expense                                             1,799        125
                                                             -------    -------
      Net earnings (loss)                                    $   478    $   (61)
                                                             =======    =======

Net earnings (loss) per common share-basic                     $0.06     $(0.01)

Weighted average common shares
 outstanding-basic                                         8,137,167  8,061,730

Net earnings (loss) per common share-diluted                   $0.06     $(0.01)

Weighted average common shares and common
 share equivalents outstanding-diluted                     8,465,603  8,061,730


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                     (In thousands, except share data)
                               (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                      ------------------
                                                        2000       1999
                                                      -------    -------

Net earnings (loss)                                   $  478     $  (61)

Foreign currency translation adjustments                 (13)       (76)
                                                      ------     ------

Comprehensive earnings (loss)                         $  465     $ (137)
                                                      ======     ======



        See accompanying Notes to Consolidated Financial Statements.

              inTEST CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2000
             (In thousands, except share data)
         (Unaudited except Balance, December 31, 1999)


                                                                  Accumulated
                                                                     Other
                               Common Stock  Additional          Comprehensive                   Equity                 Total
                            ----------------  Paid-In   Retained    Earnings      Deferred   Participation Treasury Stockholders'
                             Shares   Amount  Capital   Earnings   (Expense)    Compensation   Plan Note     Stock     Equity
                            --------- ------ ---------- -------- -------------- ------------ ------------- -------- ------------


Balance, December 31, 1999  8,630,980  $ 86    $21,872   $13,077      $  14        $ (139)      $(3,228)    $(224)     $31,458

Net earnings                        -     -          -       478          -             -             -         -          478

Other comprehensive expense         -     -          -         -        (13)            -             -         -          (13)

Amortization of deferred
  compensation                      -     -          -         -          -            14             -         -           14

Principal payments by
  Equity Participation Plan         -     -          -         -          -             -            37         -           37

Stock options exercised         7,404     -         33         -          -             -             -         -           33

Retirement of treasury stock  (55,557)    -       (224)        -          -             -             -       224            -
                            ---------   ----    ------   -------      -----        ------       -------     -----      -------

Balance, March 31, 2000     8,582,827   $ 86    $21,681  $13,555      $   1        $ (125)      $(3,191)    $   -      $32,007
                            =========   ====    =======  =======      =====        ======       =======     =====      =======


       See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                  (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                               -----------------
                                                                 2000      1999
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                          $   478    $  (61)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                   287       213
    Amortization of goodwill                                       120       120
    Foreign exchange loss                                            7         9
    Allowance for doubtful accounts, net                            (1)       (3)
    Deferred compensation relating to stock options                 14        17
    Changes in assets and liabilities:
      Trade accounts and notes receivable                       (3,796)     (999)
      Inventories                                               (1,173)       11
      Proceeds from sale of demonstration equipment,
       net of gain                                                   7        28
      Refundable domestic and state income taxes                     -       975
      Other current assets                                         246       (22)
      Accounts payable                                           1,259       119
      Domestic and foreign income taxes payable                    530       323
      Accrued expenses                                            (298)       28
                                                               -------   -------
Net cash provided by (used in) operating activities             (2,320)      758
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                             (551)      (99)
  Other long-term assets                                           958       (28)
                                                               -------   -------
Net cash provided by (used in) investing activities                407      (127)
                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                              (1,241)     (392)
  Repayment of long-term debt                                     (256)      (37)
  Note receivable repayments from Equity Participation Plan         37        33
  Proceeds from stock options exercised                             33         -
                                                               -------   -------
Net cash used in financing activities                           (1,427)     (396)
                                                               -------   -------
Effects of exchange rates on cash                                  (25)      (52)
                                                               -------   -------
Net cash provided by (used in) all activities                   (3,365)      183
Cash and cash equivalents at beginning of period                12,047     8,637
                                                               -------   -------
Cash and cash equivalents at end of period                     $ 8,682   $ 8,820
                                                               =======   =======

         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information as of March 31, 2000 and for the three months ended
                  March 31, 2000 and 1999 is unaudited)
                 (In thousands, except for share data)

(1)  NATURE OF OPERATIONS

     inTEST Corporation (the "Company") is a leading independent designer, manufacturer and marketer of interface solutions and temperature management products that semiconductor manufacturers use in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. The Company's interface solutions products include manipulator, docking hardware, and tester interface products.

     The consolidated entity is comprised of inTEST Corporation (parent) and its eight 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), Temptronic Corporation (Delaware), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

     The Company manufactures its products in the U.S.,U.K. and Singapore (where the company commenced manufacturing during September 1999). Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Japan and Singapore.

     On March 9, 2000, the Company completed a merger with Temptronic Corporation ("Temptronic") whereby Temptronic was merged into a wholly-owned subsidiary of the Company. The Company exchanged 2,046,793 shares of its common stock for all of the Temptronic common stock. Each share of Temptronic common stock was exchanged for 0.925 shares of the Company's common stock. In addition, outstanding Temptronic stock options were converted at the same exchange ratio into options to acquire 175,686 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to the merger. Upon consummation of the merger, 55,557 shares of treasury stock held by Temptronic with a cost of $224 were retired. Temptronic also has a 95% owned foreign subsidiary which is consolidated with Temptronic for reporting purposes. Minority interest in this foreign subsidiary is not material.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The
                  inTEST CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Basis of Presentation (Continued)
     ---------------------

     preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Interim Financial Reporting
     ---------------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 1999. Such financial statements and footnotes do not reflect the pooling of interests with Temptronic.

     Net Earnings Per Common Share
     -----------------------------

     Basic earnings per common share is computed by dividing net earnings
     (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options using the treasury stock method.

     Weighted average common shares outstanding exclude unallocated shares of common stock held by the Company's Equity Participation Plan.

     New Accounting Pronouncements
     -----------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS
     No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative
                  inTEST CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)


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


(3)  SEGMENT INFORMATION

     The various products the Company designs, manufactures and markets, which include manipulator, docking hardware, tester interface and temperature management products, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets that are manufactured by third parties, which include high performance test sockets and interface boards. The Company operates its business worldwide and divides the world into three geographic segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey, California and Massachusetts; the Asia-Pacific segment includes the Company's manufacturing, design and service facilities in Singapore and the Company's design and service facilities in Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the U.K. Each segment sells Company designed and manufactured products, while products produced by third party manufacturers are primarily distributed by the Company's Asia-Pacific segment. All three segments sell to semiconductor manufacturers and automatic test equipment manufacturers. The North America segment sells through Company account managers, independent sales representatives and distributors; the Asia-Pacific segment sells through Company account managers and independent sales representatives; and the Europe segment sells through Company account managers and distributors.

     Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing segments.

                  inTEST CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2000      1999
                                                       -------    -------
     Net revenues from unaffiliated customers:
       North America                                   $16,148    $6,854
       Asia-Pacific                                      2,100       958
       Europe                                            2,006       411
                                                       -------    ------
                                                       $20,254    $8,223
                                                       =======    ======
     Affiliate sales or transfers from:
       North America                                   $   879    $  417
       Asia-Pacific                                         10         -
       Europe                                              125        92
                                                       -------    ------
                                                       $ 1,014    $  509
                                                       =======    ======
     Operating income (loss):
       North America                                   $   672    $   25
       Asia-Pacific                                        461        77
       Europe                                            1,044       (42)
                                                       -------    ------
                                                       $ 2,177    $   60
                                                       =======    ======
     Earnings (loss) before income taxes:
       North America                                   $   750    $   18
       Asia-Pacific                                        486        85
       Europe                                            1,041       (39)
                                                       -------    ------
                                                       $ 2,277    $   64
                                                       =======    ======
     Net earnings (loss):
       North America                                   $  (614)   $  (49)
       Asia-Pacific                                        308         8
       Europe                                              784       (20)
                                                       -------    ------
                                                       $   478    $  (61)
                                                       =======    ======

      The $2.6 million of merger-related costs were incurred by the North America segment.

                  inTEST CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)




(4)  LEGAL PROCEEDINGS

     As previously reported, on April 16, 1999, the Company and its subsidiary, inTEST IP Corp.(which holds title to all our intellectual property) filed suit against a competitor for infringement of a United States patent held by the Company (the "815 Patent"). The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a test head to a device handler and is used in the testing of integrated circuits. The Company sells docking hardware products covered by the 815 Patent worldwide.

     As alleged in the complaint, the competitor began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringed upon the claims of the 815 Patent. The complaint asked the court to enjoin the competitor from further acts of infringement and award the Company damages, including lost profits, from the infringing product sales.

     On March 31, 2000, the Company entered into a settlement agreement with the competitor under which it agreed to dismiss the suit. The settlement agreement provides, among other things, that the competitor acknowledged the validity of the 815 Patent with regard to its existing docking hardware products, agreed to pay the Company $300,000 over two years, became a licensee under the 815 Patent and agreed to pay royalties to the Company for future sales of its current design of docking hardware products.

     All legal fees incurred in connection with this matter have been expensed and the amounts to be received for settlement of the suit will be offset against these previously incurred expenses.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Overview
--------

     We are a leading independent designer, manufacturer and marketer of interface solutions and temperature management products that semiconductor manufacturers use in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our interface solutions products include manipulator, docking hardware and tester interface products. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers directly and through leading ATE manufacturers.

     Our revenues depend substantially upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally in response to the cyclicality in the semiconductor manufacturing industry. During the past several years, the demand for ATE by the semiconductor industry has exhibited a high degree of cyclicality. Our first quarter results reflect the continuation of a period of growth in the semiconductor industry which has been evidenced by our sequential quarterly growth in net revenues which grew from $8.2 million for the quarter ended March 31, 1999 to a record $20.3 million for the quarter ended March 31, 2000. Orders for our products ("bookings") were a record $21.8 million for the quarter ended March 31, 2000 compared with $12.0 million for the quarter ended March 31, 1999. As a result of our increased bookings, our backlog increased from $8.1 million at March 31, 1999 to $17.6 million at March 31, 2000. We believe that the increases in our net revenues, bookings, and backlog reflect the increased demand for ATE by semiconductor manufacturers. Although we calculate bookings and backlog on the basis of firm orders, we cannot give any assurance that customers will purchase the equipment subject to such orders. As a result, our bookings for any period and backlog at any particular date do not necessarily serve as an indicator of actual sales for any succeeding period.


Significant Events
------------------

     On March 9, 2000, we acquired Temptronic Corporation. The acquisition was in the form of a merger of Temptronic into a subsidiary of ours, and was accounted for as a pooling of interests. The following discussion describes our results of operations and financial condition on a pooled basis.

             inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999:

     Net Revenues. Net revenues were a record $20.3 million for the quarter ended March 31, 2000 compared to $8.2 million for the same period in 1999, an increase of $12.0 million or 146%. We believe that the significant increase in net revenues over the comparable prior period is principally the result of continued growth in the demand for ATE in 2000 compared to 1999.

     Gross Margin.  Gross margin increased to 49% for the quarter ended
March 31, 2000 from 46% for the comparable period in 1999. The improvement in gross margin primarily resulted from the absorption of fixed manufacturing costs over significantly higher net revenue levels in 2000 compared to 1999. Also contributing to the improvement in gross margin were production methodology improvements implemented in 1999 by Temptronic, which were offset, in part, by increases in fixed manufacturing costs resulting from manufacturing capacity increases during 1999.

     Selling Expense. Selling expense was $2.3 million for the quarter ended March 31, 2000 compared to $1.5 million for the same period in 1999, an increase of $780,000 or 51%. We attribute the increase primarily to increased commission expense resulting from the higher sales levels in 2000, as well as higher levels of warranty costs, travel expenditures, freight expense and increases in salary expense resulting from new sales and marketing staff hired in 1999.

     Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the quarter ended March 31, 2000 compared to $1.1 million for the same period in 1999, an increase of $383,000 or 36%. We attribute the increase primarily to the salary expense of additional engineering and technical staff, as well as increased expenditures for product development materials and travel expenses associated with new product development.

     General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended March 31, 2000 compared to $1.1 million for the same period in 1999, an increase of $386,000 or 36%. We attribute the increase primarily to higher administrative salary expense resulting from staffing additions and salary increases for existing staff, as well as incentive compensation increases for existing staff, increases in investor relations expense and professional fees, partially offset by $200,000 received during the quarter from the settlement of patent infringement litigation.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


      Merger-related Costs. Merger-related costs resulting from the Company's merger with Temptronic Corporation were $2.6 million, which consisted of fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs. We do not expect to record any further costs related to the merger in future periods.


     Income Tax Expense. Income tax expense increased to $1.8 million for the quarter ended March 31, 2000 from $125,000 for the comparable period in 1999, an increase of $1.7 million. Our effective tax rate for the first quarter of 2000 was 79% due to the recognition of $2.3 million of non-tax deductible merger-related costs. In addition, we recognized a $237,000 taxable gain on the liquidation of life insurance policies held on certain former Temptronic officers and directors. The effective tax rate for the first quarter of 1999 was 195% because no current tax benefit was recorded for Temptronic's operating loss during the quarter.


Liquidity and Capital Resources
-------------------------------

     Net cash used in operations for the three months ended March 31, 2000 was $2.3 million. Accounts receivable increased $3.8 million from December 31, 1999 to March 31, 2000 due to the increase in sales activity during the first quarter of 2000. Inventories increased $1.2 million, also as a result of the increased sales activity as we made purchases for future product shipments. Other current assets decreased $246,000, primarily as a result of the expensing of previously capitalized merger-related costs. Accounts payable increased $1.3 million due to the higher production levels during the first quarter of 2000. Accrued expenses decreased $298,000 as a result of the payment of previously accrued expenses including sales commissions, salaries, incentive compensation and professional fees. The decline in accrued expenses was offset, in part, by an accrual for merger-related costs to be paid in future periods. Domestic and foreign income taxes payable increased $530,000 as a result of the accrual of income taxes on the earnings for the first quarter of 2000.

     Purchases of machinery and equipment were $551,000 for the quarter ended March 31, 2000, which consisted primarily of improvements to the Company's facilities in the United States. During the quarter, we spent approximately $205,000 on furnishings, $162,000 on equipment and $19,000 on leasehold improvements at our new facility for our inTEST Sunnyvale operation, which relocated during the quarter. We estimate that we will spend an additional $350,000 on leasehold improvements to complete this facility in the next
                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

quarter. Our lease on this facility entitles us to a reimbursement of approximately $250,000 of the amount we spend on leasehold improvements and we expect to receive this reimbursement during the third quarter of 2000. We spent approximately $115,000 on manufacturing and computer equipment at various other domestic operations during the quarter. We plan to relocate our headquarters and primary manufacturing facility during the third quarter of 2000 and we estimate the total cost of leasehold improvements and other costs associated with the move will be approximately $800,000.

     Other long-term assets decreased $958,000 primarily as a result of the liquidation of life insurance policies held on certain former Temptronic officers and directors.

     Net cash used in financing activities for the quarter ended March 31, 2000 was $1.4 million. During the quarter we repaid approximately $1.2 million under revolving lines of credit as well as $247,000 of long-term debt acquired as a result of the merger with Temptronic.

     We believe that our existing cash balances and lines of credit plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, future acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We do not anticipate paying dividends in the foreseeable future.

International Operations
------------------------

     Net revenues generated by our foreign subsidiaries were 20% and 17% of consolidated net revenues for the quarters ended March 31, 2000 and 1999, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U. S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

International Operations (Continued)
------------------------

     Net revenues denominated in foreign currencies were 15% and 11% of consolidated revenues for the quarters ended March 31, 2000 and 1999, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

     The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 10% and 12% for the quarters ended March 31, 2000 and 1999, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their
currency, banking and equity markets.   Although the past economic instability
in the Asia-Pacific region has not materially adversely affected our order backlog, balance sheet, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

     This Report contains statements of a forward-looking nature relating to future events, such as statements regarding the anticipated market for our products throughout the balance of 2000; costs related to our merger with Temptronic Corporation; additional expenditures for leasehold improvements for our new Sunnyvale facility; expenditures for leasehold improvements and moving costs for our new headquarters and primary manufacturing facility; anticipated reimbursement on certain expenditures for leasehold improvements; anticipated net revenues generated by foreign operations; sufficiency of cash balances, lines of credit and net cash from operations; and use of forward exchange rate contracts. Forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate successfully businesses, technologies or products which we may acquire; the effect of the loss of, or reduction in orders from, a major customer;

                   inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement Regarding Forward-Looking Statements (Continued)
---------------------------------------------------------

cancellation, or delays in shipment of, orders in our backlog; competition from other manufacturers of docking hardware, test head manipulators, tester interfaces and related ATE interface products and temperature management products; cost overruns relating to leasehold improvements for our new Sunnyvale facility; cost overruns relating to leasehold improvements and moving costs for our new headquarters and primary manufacturing facility; unanticipated exchange rate fluctuations; delays in reimbursement payment for leasehold improvements; and capital requirements relating to future acquisitions.

                    inTEST CORPORATION AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operations. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We will have a similar exposure in our Singapore operations as our manufacturing operations, which commenced in September 1999, expand, because our sales will be in U.S. dollars but our manufacturing costs will be primarily in Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar.

      Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2000, there were no forward exchange rate contracts outstanding.

      It is our policy to enter into forward exchange rate contracts only to the extent necessary to achieve the desired objectives of management in limiting our exposure to significant fluctuations in currency exchange rates. We do not expect that the results of our operations or our liquidity will be materially affected by these risk management activities. We do not hedge all of our currency exchange rate risk exposures in a manner that would completely eliminate the impact of changes in currency exchange rates on our net earnings.

                              inTEST CORPORATION


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings


     As previously reported, on April 16, 1999, we and our subsidiary, inTEST IP Corp.(which holds title to all our intellectual property) filed suit against a competitor for infringement of a United States patent held by us (the "815 Patent"). The invention disclosed and claimed in the 815 Patent is directed to a system for positioning and docking a test head to a device handler and is used in the testing of integrated circuits. We sell docking hardware products covered by the 815 Patent worldwide.

     As alleged in the complaint, the competitor began manufacturing, offering to sell, and selling products as early as 1991 that, without license, infringed upon the claims of the 815 Patent. The complaint asked the court to enjoin the competitor from further acts of infringement and award us damages, including lost profits, from the infringing product sales.

     On March 31, 2000, we entered into a settlement agreement with the competitor under which we agreed to dismiss the suit. The settlement agreement provides, among other things, that the competitor acknowledged the validity of the 815 Patent with regard to its existing docking hardware products, agreed to pay us $300,000 over two years, became a licensee under the 815 Patent and agreed to pay royalties to us for future sales of its current design of docking hardware products.

     All legal fees incurred in connection with this matter have been expensed and the amounts to be received for settlement of the suit will be offset against these previously incurred expenses.

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

          The amount of expenses incurred for the Company's account in connection with the Offering were as follows:


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

                            inTEST CORPORATION

Item 2.   Changes in Securities and Use of Proceeds (Continued)


          Construction of plant, building and facilities     $         -
          Purchase and installation of machinery
            and equipment                                      2,171,538
          Purchase of real estate                                      -
          Acquisition of other businesses (including
            transaction costs)                                 6,565,349
          Repayment of indebtedness                            1,717,465
          Working capital                                        599,725
          Temporary investments, including cash &
            cash equivalents                                           -
          Other purposes (for which at least $100,000
            has been used), including:
               Payment of final S corporation distribution       600,765
                                                             -----------
                                                             $11,654,842
                                                             ===========



          In connection with the termination of the Company's status as an S corporation, the Company used $600,765 of the net proceeds to pay a portion of the $4.3 million final distribution of previously taxed but undistributed earnings of the Company.

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

          The number of votes cast for or against as well as the number of abstentions and broker non-votes for the above proposal were as follows:

            For              Against        Abstentions     Broker Non-Votes
         ---------           -------        -----------     ----------------
         5,445,958             1,500            350                0


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

              27    Financial Data Schedule

          (b) Reports on Form 8-K

              1) 8-K dated March 9, 2000 providing information responsive to the requirements of Item 2 and 7 of that form.

                            Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       inTEST Corporation



Date:   May 12, 2000                   /s/ Robert E. Matthiessen
       ------------------              -------------------------------------
                                       Robert E. Matthiessen
                                       President and Chief Executive Officer



Date:   May 12, 2000                   /s/ Hugh T. Regan, Jr.
       ------------------              -------------------------------------
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