Form 10-Q/A
period 2000-03-31
INTEST CORP
filed 2000-06-21
CIK 1036262

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                     ----------------------------------

                                FORM 10-Q/A
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 2000
                                      -------------------

                                    OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    -------------------

                    Commission file number 0-22529
                                           -------

                            inTEST Corporation
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                   22-2370659
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

2 Pin Oak Lane, Cherry Hill, New Jersey                        08003
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

                              (856) 424-6886
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                     if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X       No
                                                    ----         ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2000: 8,582,827.

This Form 10-Q/A is being filed to amend Item 6 of the Form 10-Q of the registrant for the quarter ended March 31, 2000, which was filed with the Securities and Exchange Commission on May 12, 2000. The Form 10-Q is being amended to include as exhibits thereto the employment agreement and option agreements between Temptronic Corporation and William M. Stone, President and Chief Executive Officer of Temptronic Corporation. The employment agreement was executed and the option agreements were assumed by inTEST Corporation upon the acquisition of Temptronic Corporation on March 9, 2000. Item 6 is hereby amended to include Exhibit 10.1, the Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan, Exhibit 10.2, the Incentive Stock Option dated October 26, 1998 granted by Temptronic Corporation to William M. Stone under the Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan, Exhibit 10.3, the Non-Statutory Option granted by Temptronic Corporation to William M. Stone, dated June 9, 1997, and Exhibit 10.4, the Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.

                                PART II.

                           OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3.1 Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.

              3.2 By-Laws: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.

             10.1 Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.

             10.2  	Incentive Stock Option dated October 26, 1998 granted by
                   Temptronic Corporation to William M. Stone under the Temptronic Corporation 1998 Incentive and Non-Statutory
                   Stock Option Plan.

             10.3  	Non-Statutory Option granted by Temptronic Corporation to
                   William M. Stone, dated June 9, 1997.

             10.4	  Employment Agreement dated March 9, 2000 between William M.
                   Stone and Temptronic Corporation.

             27    Financial Data Schedule.

         (b)  Reports on Form 8-K

              During the quarter covered by this report, we filed two reports on Form 8-K as follows:

              1) 8-K dated March 9, 2000 providing information responsive to the requirements of Items 2 and 7 of that form.

              2) 8-K dated March 31, 2000 providing information regarding the settlement of litigation described in Part II, Item 1 of this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      inTEST Corporation
                                      -------------------------------------
                                      (Registrant)


Date:  June 20, 2000              By: /s/Robert E. Matthiessen
                                      -------------------------------------
                                      Robert E. Matthiessen
                                      President and Chief Executive Officer


Date:  June 20, 2000              By: /s/Hugh T. Regan, Jr.
                                      -------------------------------------
                                      Hugh T. Regan, Jr.
                                      Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS


3.1* Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.
3.2* By-Laws: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457, and incorporated herein by reference.
10.1        Temptronic Corporation 1998 Incentive and Non-Statutory Stock
            Option Plan.
10.2 Incentive Stock Option dated October 26, 1998 granted by Temptronic Corporation to William M. Stone under the Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.
10.3        Non-Statutory Option granted by Temptronic Corporation to William
            M. Stone, dated June 9, 1997.
10.4 Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.
27* Financial Data Schedule: Previously filed by the Company as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

----------------
* Indicates document previously filed.