Form 10-K/A
period 1999-12-31
INTEST CORP
filed 2000-06-30
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-K/A
                                   No. 2
(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

inTEST Corporation is filing this Form 10-K/A No. 2 to amend and restate the information set forth in Item 11 of its 10-K/A filed on April 26, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to the compensation paid by us for services rendered during the years ended December 31, 1997, 1998 and 1999, to our chief executive officer and five most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1999 (each a "named executive officer"):

                        Summary Compensation Table
                        --------------------------


                                                                      Long-Term
                                                                     Compensation
                                        Annual Compensation             Awards
                                   ------------------------------    ------------
                                                                      Securities
     Name and                                           Other Annual  Underlying   All Other
  Principal Position         Year   Salary    Bonus     Compensation  Options(#) Compensation
-------------------------    ----  --------  -------    ------------  ---------- ------------
Alyn R. Holt                 1999  $251,582  $  --      $ 5,602(1)       --      $ 69,565(2)
 	Chairman                   1998   226,238     --       53,264(1)       --        65,661(2)
                             1997   198,010     --       53,675(1)       --       137,117(2)

Robert E. Matthiessen        1999  $181,994  $67,288(3) $ 5,602(4)       --      $ 66,208(5)
  President, Chief Executive 1998   171,576     --        5,320(4)       --        53,778(5)
 	Officer and Director       1997   135,914     --        8,577(4)       --         6,240(5)

Douglas W. Smith             1999  $155,260  $67,388(3) $ 8,630(6)       --      $  4,998(7)
 	Executive Vice President,  1998    56,250(8)  --          -            --         3,874(7)
 	Chief Operating Officer    1997         -     --          -            --             -
  and Director

William M. Stone(9)          1999  $142,193  $15,384    $ 5,227(10)      --      $ 13,188(11)
  President and Chief        1998   113,166     --        5,213(10)    46,250(12)   7,674(11)
  Executive Officer of       1997    55,682     --        2,961(10)    11,562(13)   2,231(11)
  Temptronic Corporation
  and Director

Daniel J. Graham             1999  $136,850  $  --      $ 7,882(14)      --      $  6,888(15)
 	Vice Chairman, Senior Vice 1998   126,704     --       12,862(14)      --         7,132(15)
  President and Director     1997   112,040     --       19,088(14)      --        32,077(15)

Hugh T. Regan, Jr.           1999  $128,492  $30,000(3) $ 5,602(16)      --      $  5,996(17)
  Treasurer, Secretary and   1998   118,974     --        2,533(16)    50,000(18)   6,240(17)
  Chief Financial Officer    1997    95,400     --        2,348(16)      --         6,240(17)

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

(3)  Paid in March 2000.

(4) Includes $3,646 for the annual lease value of an automobile for Mr. Matthiessen in 1997; and $5,602, $5,320 and $4,931 for group health insurance in 1999, 1998 and 1997, respectively.

(5) Includes $1,279, $1,490 and $1,490 for premiums paid on life insurance for Mr. Matthiessen in 1999, 1998 and 1997, respectively; $4,750, $4,750 and $4,750 for matching contributions to Mr. Matthiessen's 401(k) Plan account in 1999, 1998 and 1997, respectively; and $60,179 and $47,538 for serving as a director of inTEST Limited and inTEST Kabushiki Kaisha in 1999 and 1998, respectively.

(6)  Represents amount paid for group health insurance in 1999.

(7) Includes $1,248 and $124 for premiums paid on life insurance for Mr. Smith in 1999 and 1998, respectively; and $3,750 and $3,750 for matching contributions to Mr. Smith's 401(k) Plan account in 1999 and 1998, respectively.

(8) Represents salary paid from August 3, 1998, the date Mr. Smith was elected as an officer of inTEST.

(9) Represents salary paid to Mr. Stone by Temptronic Corporation in periods preceding the acquisition of Temptronic by inTEST.

(10) Includes $5,227, $5,213 and $2,961 for group health insurance for Mr. Stone in 1999, 1998 and 1997, respectively.

(11) Includes $571, $644 and $485 for premiums paid on life insurance for Mr. Stone in 1999, 1998 and 1997, respectively; $4,540 and $3,346 for matching contributions to Mr. Stone's 401(k) Plan account in 1999 and 1998, respectively; and $8,077, $3,684 and $1,746 for the value of shares of Temptronic Corporation's common stock allocated to Mr. Stone's account in the Temptronic Equity Participation Plan in 1999, 1998 and 1997, respectively.

(12) Represents options to purchase 50,000 shares of Temptronic Corporation common stock which were converted to options to purchase 46,250 shares of inTEST Corporation upon the acquisition of Temptronic by inTEST.

(13) Represents options to purchase 12,500 shares of Temptronic Corporation common stock which were converted to options to purchase 11,562 shares of inTEST Corporation upon the acquisition of Temptronic by inTEST.

(14) Includes $5,375 and $10,750 for the annual lease value of an automobile for Mr. Graham in 1998 and 1997, respectively; and $7,882, $7,487 and $6,938 for group health insurance in 1999, 1998 and 1997, respectively.

(15) Includes $2,138, $2,382 and $2,382 for premiums paid on life insurance for Mr. Graham in 1999, 1998 and 1997, respectively; $4,750, $4,750 and $4,750 for matching contributions to Mr. Graham's 401(k) Plan account in 1999, 1998 and 1997, respectively; and $24,945 for serving as a director of inTEST Limited in 1997.

(16) Includes $5,602, $2,533 and $2,348 for group health insurance for Mr. Regan in 1999, 1998 and 1997, respectively.

(17) Includes $1,246, $1,490 and $1,490 for premiums paid on life insurance for Mr. Regan in 1999, 1998 and 1997, respectively; and $4,750, $4,750 and $4,750 for matching contributions to Mr. Regan's 401(k) Plan account in 1999, 1998 and 1997, respectively.

(18) Includes (i) the grant of options to purchase 20,000 shares of common stock and (ii) the repricing of options to purchase 30,000 shares.

Stock Options
-------------

    We did not grant any stock options during the year ended December 31, 1999 to the named executive officers.

Exercise of Options
--------------------

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

   Aggregated Option Exercises in 1999 and December 31, 1999 Option Values
   -----------------------------------------------------------------------


                                            Number of Shares          Value of Unexercised
                    Shares               Underlying Unexercised      In-the-Money Options at
                   Acquired               Options At 12/31/99             12/31/99 (1)
                      on      Value    --------------------------  --------------------------
     Name          Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
     ----          --------  --------  -----------  -------------  -----------  -------------
Hugh T. Regan, Jr.     0     $     0      16,000        34,000      $199,000       $436,000
William M. Stone   4,625(2)   26,200(3)    9,250        43,937       128,945        640,507

------------

(1) Based upon the closing price for our common stock as reported on the Nasdaq National Market System on December 31, 1999 of $18.00 less the exercise price.

(2) Mr. Stone exercised options to purchase 5,000 shares of Temptronic Corporation on September 29, 1999. Upon the merger of Temptronic and inTEST, the 5,000 shares of Temptronic Corporation converted to 4,625 shares of inTEST Corporation.

(3) Based upon an independent valuation of $5.25 per share for the common stock of Temptronic as of September 30, 1999, less the exercise price.

Repricing of Options
--------------------

     The following table sets forth certain information concerning the repricing of options held by any executive officer during the last ten completed fiscal years:

                            Ten-Year Option Repricing Table
                           ---------------------------------

                                                                                 Length of
                                 Number of                  Exercise             Original
                                 Securities  Market Price   Price at            Option Term
                                 Underlying   Of Stock at   Time of      New     Remaining
                                 Repriced      Time of      Repricing  Exercise  at Date of
Name and Position        Date     Options     Repricing    (per share)  Price    Repricing
-----------------       -------  ---------   ------------  -----------  -------- -----------
Hugh T. Regan, Jr.,     6/30/98    30,000      $6.00          $7.50      $6.00     9 years
  Treasurer, Secretary
  and Chief Financial
  Officer

Jerome R. Bortnem,      6/30/98    10,000      $6.00          $7.50      $6.00     9 years
  Vice President of
  Sales and Marketing


Employment Agreements
---------------------

    In connection with the acquisition of Temptronic, we agreed with William
M. Stone, Temptronic's President and Chief Executive Officer, to enter into a new employment agreement. The new agreement has a term of three years commencing on March 9, 2000, the date of the acquisition, and may be extended for successive annual periods if not terminated earlier in accordance with the terms of the agreement. The agreement provides that Mr. Stone will serve as the President and Chief Executive Officer of Temptronic Corporation with a base salary of $160,000 per annum, which may increase, but not decrease, annually. Mr. Stone will receive, for each calendar year during the term of the agreement, a bonus equal to 1% of the pre-tax profit of Temptronic, fringe benefits and reimbursement for reasonable business expenses. In June 2000, we agreed to amend Mr. Stone's employment agreement to recognize Mr. Stone's contribution to Temptronic's return to profitability and intend to award to Mr. Stone incentive stock options to purchase 60,000 shares of inTEST common stock (vesting over four years) upon approval by our stockholders of an amendment to the 1997 Stock Plan increasing the number of shares available for issuance under the plan, and to pay Mr. Stone an additional bonus of $100,000, annually, in 2000 and in each of the succeeding four calendar years.

    Mr. Stone's employment under the agreement may be terminated (i) by him if he resigns without cause, (ii) by reason of his death or disability, (iii) by Temptronic without cause or (iv) by Temptronic for cause. If his employment is terminated by reason of death or disability or by Temptronic without cause, Mr. Stone will be entitled to base salary and all fringe benefits for the remainder of the term of the agreement or one year, whichever is longer, including: (1) all fringe benefits for any period subsequent to the termination of employment, and (2) continued insurance coverage for Mr. Stone and his family as broad and as is in effect at the time of the termination, at his expense, until he reaches or would have reached age 65. In addition, upon such termination, the incentive stock options to be issued to him upon approval of the proposal to amend the 1997 Stock Plan would immediately vest and the fixed bonus amounts not then paid would accelerate and become payable within 30 days. If Mr. Stone resigns, Temptronic will have no further liability to him for salary, bonus or other compensation or benefits from and after the effective date of his resignation, other than payment, when calculated, of any bonus to which he may be entitled which may have accrued through the effective date of termination. If his employment is terminated for cause, Temptronic will have no further obligation to Mr. Stone except payment of salary that may have accrued through the effective date of termination.

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

Date:  June 30, 2000