Form 10-Q
period 2000-06-30
INTEST CORP
filed 2000-08-14
CIK 1036262

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                 ----------------------------------
                             FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000
                                           --------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2000:

                                 8,652,961
                         inTEST CORPORATION

                               INDEX


PART 1.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999                                             1

         Consolidated Statements of Earnings (unaudited) for the
         three months and six months ended June 30, 2000 and 1999          2

         Consolidated Statements of Comprehensive Earnings
         (unaudited) for the three months and six months
         ended June 30, 2000 and 1999                                      3

         Consolidated Statement of Stockholders' Equity (unaudited)
         for the six months ended June 30, 2000                            4

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2000 and 1999                           5

         Notes to Consolidated Financial Statements (unaudited)           6-9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                17

Item 2.  Changes in Securities and Use of Proceeds                        17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to a Vote of Securities Holders            17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                17-19
                   inTEST CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                                June 30,    Dec. 31,
                                                                  2000         1999
                                                               ---------     --------
                                                              (Unaudited)    (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                     $10,020      $12,047
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $238 and $239, respectively             14,192       10,020
  Inventories                                                    10,761        7,972
  Deferred tax asset                                              1,271        1,271
  Other current assets                                              582          898
                                                                -------      -------
     Total current assets                                        36,826       32,208
                                                                -------      -------
Machinery and equipment:
  Machinery and equipment                                         8,457        7,279
  Leasehold improvements                                          1,556        1,420
                                                                -------      -------
                                                                 10,013        8,699
  Less: accumulated depreciation                                 (6,606)      (6,002)
                                                                -------      -------
     Net machinery and equipment                                  3,407        2,697
                                                                -------      -------
Cash surrender value of life insurance                                -        1,067
Deferred tax asset                                                  350          350
Other assets                                                        452          288
Goodwill, net of accumulated amortization of $1,019
   and $780, respectively                                         6,166        6,405
                                                                -------      -------
     Total assets                                               $47,201      $43,015
                                                                =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                         $     -      $ 1,241
  Accounts payable                                                5,557        5,195
  Accrued expenses                                                3,083        3,011
  Current portion of long-term debt                                   -          123
  Domestic and foreign income taxes payable                       3,647        1,854
                                                                -------      -------
     Total current liabilities                                   12,287       11,424
                                                                -------      -------
Long-term debt, net of current portion                                -          133
                                                                -------      -------
     Total liabilities                                           12,287       11,557
                                                                -------      -------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                  -            -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,652,961 and 8,630,980 shares issued, respectively             86           86
  Additional paid-in capital                                     21,874       21,872
  Retained earnings                                              16,349       13,077
  Accumulated other comprehensive earnings                         (130)          14
  Deferred compensation                                            (112)        (139)
  Note receivable from Equity Participation Plan                 (3,153)      (3,228)
  Treasury stock, at cost; 0 and 55,557 shares, respectively          -         (224)
                                                                -------      -------
     Total stockholders' equity                                  34,914       31,458
                                                                -------      -------
     Total liabilities and stockholders' equity                 $47,201      $43,015
                                                                =======      =======

               See accompanying Notes to Consolidated Financial Statements.

                          inTEST CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF EARNINGS
                           (In thousands, except share data)
                                     (Unaudited)


                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                          ------------------     ------------------
                                            2000       1999        2000      1999
                                          -------    -------     --------  --------
Net revenues                              $21,317    $10,816     $41,570    $19,039
Cost of revenues                           10,811      5,502      21,088      9,973
                                          -------    -------     -------    -------
      Gross margin                         10,506      5,314      20,482      9,066
                                          -------    -------     -------    -------
Operating expenses:
   Selling expense                          2,709      1,873       5,027      3,411
   Engineering and product
    development expense                     1,621      1,185       3,070      2,252
   General and administrative expense       1,870      1,289       3,344      2,376
   Merger-related costs                       115          -       2,672          -
                                          -------    -------     -------    -------
      Total operating expenses              6,315      4,347      14,113      8,039
                                          -------    -------     -------    -------
Operating income                            4,191        967       6,369      1,027
                                          -------    -------     -------    -------
Other income (expense):
   Interest income                            133         81         254        151
   Interest expense                             -        (52)        (30)      (118)
   Other                                       30         55          38         55
                                          -------    -------     -------    -------
      Total other income                      163         84         262         88
                                          -------    -------     -------    -------
Earnings before income taxes                4,354      1,051       6,631      1,115

Income tax expense                          1,560        357       3,359        482
                                          -------    -------     -------    -------
      Net earnings                        $ 2,794    $   694     $ 3,272    $   633
                                          =======    =======     =======    =======

Net earnings per common share-basic         $0.34      $0.09       $0.40      $0.08

Weighted average common shares
 outstanding-basic                      8,190,178  8,071,154   8,163,673  8,066,468

Net earnings per common share-diluted       $0.33      $0.08       $0.39      $0.08

Weighted average common and common
 share equivalents outstanding-diluted  8,528,166  8,217,571   8,496,884  8,220,990


          See accompanying Notes to Consolidated Financial Statements.

                    inTEST CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                     (In thousands, except share data)
                               (Unaudited)




                                             Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                             ------------------   ----------------
                                               2000       1999     2000      1999
                                             -------    -------   ------    ------

Net earnings                                  $2,794    $  694    $3,272    $  633

Foreign currency translation adjustments        (131)      (35)     (144)     (111)
                                              ------    ------    ------    ------

Comprehensive earnings                        $2,663    $  659    $3,128    $  522
                                              ======    ======    ======    ======



        See accompanying Notes to Consolidated Financial Statements.

              inTEST CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE SIX MONTHS ENDED JUNE 30, 2000
             (In thousands, except share data)
         (Unaudited except Balance, December 31, 1999)

                                                          Accum.
                                                          Other
                      Common Stock    Addt'l              Comp.              Equity               Total
                    ----------------  Paid-In   Retained Earnings  Deferred   Part.   Treasury Stockholders'
                     Shares   Amount  Capital   Earnings (Expense)   Comp.  Plan Note   Stock     Equity
                    --------- ------ ---------- -------- --------- -------- --------- -------- -------------
Balance, 12/31/99   8,630,980  $ 86    $21,872   $13,077   $  14    $ (139)  $(3,228)   $(224)   $31,458

Net earnings                -     -          -     3,272       -         -         -        -      3,272

Other comprehensive
  expense                   -     -          -         -    (144)        -         -        -       (144)

Amortization of
  deferred
  compensation              -     -          -         -       -        27         -        -         27

Principal payments
  by Equity Participation
  Plan                      -     -          -         -       -         -        75        -         75

Stock options
  exercised            77,538     -        226         -       -         -         -        -        226

Retirement of
  treasury stock      (55,557)    -       (224)        -       -         -         -      224          -
                    ---------  ----    -------   -------   -----    ------   -------    -----    -------

Balance, 6/30/00    8,652,961   $ 86   $21,874   $16,349   $(130)   $ (112)  $(3,153)   $   -    $34,914
                    =========   ====   =======   =======   =====    ======   =======    =====    =======

       See accompanying Notes to Consolidated Financial Statements.

                       inTEST CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands, except share data)
                                  (Unaudited)

                                                                Six Months Ended
                                                                     June 30,
                                                               -----------------
                                                                 2000      1999
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $ 3,272    $  633
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation                                                   652       427
    Amortization of goodwill                                       239       239
    Foreign exchange (gain) loss                                    (7)        4
    Allowance for doubtful accounts, net                            (1)        -
    Deferred compensation relating to stock options                 27        49
    Changes in assets and liabilities:
      Trade accounts and notes receivable                       (4,242)   (2,452)
      Inventories                                               (2,798)     (283)
      Proceeds from sale of demonstration equipment,
       net of gain                                                   7        28
      Refundable domestic and state income taxes                     -       974
      Other current assets                                         314        14
      Accounts payable                                             407       615
      Domestic and foreign income taxes payable                  1,815       524
      Accrued expenses                                              90       533
                                                               -------   -------
Net cash provided by (used in) operating activities               (225)    1,305
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                           (1,394)     (351)
  Other long-term assets                                           894       (41)
                                                               -------   -------
Net cash used in investing activities                             (500)     (392)
                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                              (1,241)     (714)
  Repayment of long-term debt                                     (256)      (79)
  Note receivable repayments from Equity Participation Plan         75        68
  Proceeds from stock options exercised                            226         -
                                                               -------   -------
Net cash used in financing activities                           (1,196)     (725)
                                                               -------   -------
Effects of exchange rates on cash                                 (106)      (95)
                                                               -------   -------
Net cash provided by (used in) all activities                   (2,027)       93
Cash and cash equivalents at beginning of period                12,047     8,637
                                                               -------   -------
Cash and cash equivalents at end of period                     $10,020   $ 8,730
                                                               =======   =======

         See accompanying Notes to Consolidated Financial Statements.

                  inTEST CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (Information as of June 30, 2000 and for the six months ended
                  June 30, 2000 and 1999 is unaudited)
                 (In thousands, except for share data)

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

     The consolidated entity is comprised of inTEST Corporation (parent) and its nine 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), Temptronic Corporation (Delaware), inTEST GmbH (Germany)(established in June 2000 with operations to commence during the third quarter of 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

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

     Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Form 8-K/A filed on May 16, 2000.

     Net Earnings Per Common Share
     -----------------------------

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options using the treasury stock method.

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


(3)  SEGMENT INFORMATION

     The various products the Company designs, manufactures and markets, which include manipulator, docking hardware, tester interface and temperature management products, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets that are manufactured by third parties, which include high performance test sockets and interface boards. The Company operates its business worldwide and divides the world into three geographic segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey, California and Massachusetts; the Asia-Pacific segment includes the Company's manufacturing, design and service facilities in Singapore and the Company's design and service facilities in Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the U.K. and the Company's design and service facility in Germany (operations to commence during the third quarter of 2000). Each segment sells Company designed and manufactured products, while products produced by third party manufacturers are primarily distributed by the Company's Asia-Pacific segment. All three segments sell to semiconductor manufacturers and automatic test equipment manufacturers. The North America segment sells through Company account managers, independent sales representatives and distributors; the Asia-Pacific segment sells through Company account managers and independent sales representatives; and the Europe segment sells through Company account managers and distributors.

     Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing segments.

                  inTEST CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                               Three Months Ended  Six Months Ended
                                                    June 30,           June 30,
                                               ------------------  -----------------
                                                 2000      1999      2000      1999
                                               -------   -------   -------   -------
     Net revenues from unaffiliated customers:
       North America                           $18,486   $ 8,865   $34,633   $15,720
       Asia-Pacific                              1,706     1,425     3,807     2,383
       Europe                                    1,125       526     3,130       936
                                                ------    ------   -------   -------
                                               $21,317   $10,816   $41,570   $19,039
                                                ======    ======   =======   =======
     Affiliate sales or transfers from:
       North America                           $   617   $   469   $ 1,497   $   885
       Asia-Pacific                                  -         -        10         -
       Europe                                      181       342       305       435
                                                ------    ------   -------   -------
                                               $   798   $   811   $ 1,812   $ 1,320
                                                ======    ======   =======   =======
     Operating income:
       North America                           $ 3,362   $   695   $ 4,035   $   720
       Asia-Pacific                                476       127       937       204
       Europe                                      353       145     1,397       103
                                                ------    ------   -------   -------
                                               $ 4,191   $   967   $ 6,369   $ 1,027
                                                ======    ======   =======   =======
     Earnings before income taxes:
       North America                           $ 3,509   $   744   $ 4,259   $   762
       Asia-Pacific                                521       159     1,007       245
       Europe                                      324       147     1,365       108
                                                ------    ------   -------   -------
                                               $ 4,354   $ 1,051   $ 6,631   $ 1,115
                                                ======    ======   =======   =======
     Net earnings:
       North America                           $ 2,160   $   496   $ 1,545   $   447
       Asia-Pacific                                380        76       688        83
       Europe                                      254       123     1,039       103
                                                ------    ------   -------   -------
                                               $ 2,794   $   694   $ 3,272   $   633
                                                ======    ======   =======   =======


      The $2.7 million of merger-related costs were incurred by the North America segment.

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

     Our revenues depend substantially upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally in response to the cyclicality in the semiconductor manufacturing industry. During the past several years, the demand for ATE by the semiconductor industry has exhibited a high degree of cyclicality. Our second quarter 2000 results reflect the continuation of a period of growth in the semiconductor industry which has been evidenced by our sequential quarterly growth in net revenues which grew from $10.8 million for the quarter ended June 30, 1999 to a record $21.3 million for the quarter ended June 30, 2000. Orders for our products ("bookings") were a record $25.3 million for the quarter ended June 30, 2000 compared with $15.9 million for the quarter ended June 30, 1999. As a result of our increased bookings, our backlog increased from $13.1 million at June 30, 1999 to $21.3 million at June 30, 2000. We believe that the increases in our net revenues, bookings, and backlog reflect the increased demand for ATE by semiconductor manufacturers. Although we calculate bookings and backlog on the basis of firm orders, we cannot give any assurance that customers will purchase the equipment subject to such orders. As a result, our bookings for any period and backlog at any particular date do not necessarily serve as an indicator of actual sales for any succeeding period.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------
Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999:

     Net Revenues. Net revenues were a record $21.3 million for the quarter ended June 30, 2000 compared to $10.8 million for the same period in 1999, an increase of $10.5 million or 97%. We believe that the increase in net revenues over the comparable prior period is principally the result of continued growth in the demand for ATE in 2000 compared to 1999.

     Gross Margin. Gross margin was 49% for the quarters ended June 30, 2000 and 1999. The positive impact of higher net revenues on the absorption of fixed manufacturing costs was offset by additions to these costs resulting from increased capacity, primarily at our domestic manufacturing facilities.

     Selling Expense. Selling expense was $2.7 million for the quarter ended June 30, 2000 compared to $1.9 million for the same period in 1999, an increase of $836,000 or 45%. We attribute the increase primarily to increased commission expense resulting from the higher sales levels in 2000, as well as higher levels of warranty costs, advertising expenditures and increases in salary expense resulting from new sales and marketing staff hired in 1999.

     Engineering and Product Development Expense. Engineering and product development expense was $1.6 million for the quarter ended June 30, 2000 compared to $1.2 million for the same period in 1999, an increase of $436,000 or 37%. We attribute the increase primarily to the salary expense of additional engineering and technical staff, as well as increased expenditures for product development materials associated with new product development.

     General and Administrative Expense. General and administrative expense was $1.9 million for the quarter ended June 30, 2000 compared to $1.3 million for the same period in 1999, an increase of $581,000 or 45%. We attribute the increase primarily to increases in incentive compensation for existing staff and higher administrative salary expense resulting from staffing additions and salary increases for existing staff.

     Merger-related Costs. Merger-related costs resulting from the Company's merger with Temptronic Corporation were $115,000 for the quarter ended June 30, 2000. These costs relate to the shut-down of Temptronic's U.K. subsidiary, which will be completed in the third quarter of 2000. We do not expect to record any further significant costs related to the merger in future periods.

     Income Tax Expense. Income tax expense increased to $1.6 million for the quarter ended June 30, 2000 from $357,000 for the comparable period in 1999, an increase of $1.2 million. Our effective tax rate for the second quarter of 2000 was 36% compared to 34% for the comparable prior period. The increase in the effective tax rate was primarily due to the fact that no taxes were accrued in the second quarter of 1999 on Temptronic's operating income for that period because no benefit had been recorded for Temptronic's operating loss in the first quarter of 1999. This loss was approximately equivalent to Temptronic's operating income for the second quarter.

             inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Net Revenues. Net revenues were $41.6 million for the six months ended June 30, 2000 compared to $19.0 million for the same period in 1999, an increase of $22.5 million or 118%. We believe that the increase in net revenues over the comparable prior period is principally the result of continued growth in the demand for ATE in 2000 compared to 1999.

     Gross Margin. Gross margin increased to 49% for the six months ended June 30, 2000 from 48% for the comparable period in 1999. The improvement in gross margin primarily resulted from the absorption of fixed manufacturing costs over significantly higher net revenue levels in 2000 compared to 1999.

     Selling Expense. Selling expense was $5.0 million for the six months ended June 30, 2000 compared to $3.4 million for the same period in 1999, an increase of $1.6 million or 47%. We attribute the increase primarily to increased commission expense resulting from the higher sales levels in 2000, as well as higher levels of warranty costs, advertising expenditures, travel costs and freight expenses and increases in salary expense resulting from new sales and marketing staff hired in 1999.

     Engineering and Product Development Expense. Engineering and product development expense was $3.1 million for the six months ended June 30, 2000 compared to $2.3 million for the same period in 1999, an increase of $818,000 or 36%. We attribute the increase primarily to the salary expense of additional engineering and technical staff, as well as increased expenditures for product development materials and travel expenses associated with new product development.

     General and Administrative Expense. General and administrative expense was $3.3 million for the six months ended June 30, 2000 compared to $2.4 million for the same period in 1999, an increase of $968,000 or 41%. We attribute the increase primarily to increases in incentive compensation for existing staff and higher administrative salary expense resulting from staffing additions and salary increases for existing staff. To a lesser extent, increases in investor relations expense and professional fees contributed to the increase in general and administrative expenses. This was partially offset by $200,000 received during the first quarter from the settlement of patent infringement litigation.

     Merger-related Costs. Merger-related costs resulting from the Company's merger with Temptronic Corporation were $2.7 million, which consisted primarily of fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs. We do not expect to record any further significant costs related to the merger in future periods.

     Income Tax Expense. Income tax expense increased to $3.4 million for the six months ended June 30, 2000 from $482,000 for the comparable prior period in 1999, an increase of $2.9 million. Our effective tax rate for the first six months of 2000 was 51% due to the recognition of $2.3 million of non-tax deductible merger-related costs. In addition, we recognized a $237,000
             inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

taxable gain on the liquidation of life insurance policies held on certain former Temptronic officers and directors. The effective tax rate for the first six months of 1999 was 43% primarily due to a higher effective tax rate in Japan, caused by certain recurring expenses that are not deductible for tax purposes, coupled with the reduced profitability of our Japanese operations during that period.

Liquidity and Capital Resources
-------------------------------

     Net cash used in operations for the six months ended June 30, 2000 was $225,000. Accounts receivable increased $4.2 million from December 31, 1999 to June 30, 2000 due to the increase in sales activity during the first six months of 2000. Inventories increased $2.8 million, also as a result of the increased sales activity as we made purchases for future product shipments. Other current assets decreased $314,000, primarily as a result of the expensing of previously capitalized merger-related costs. Accounts payable increased $407,000 due to the higher production levels during the first six months of 2000. Accrued expenses increased $90,000 primarily as a result of additional accruals for salary and incentive compensation as well as merger-related restructuring costs. This was partially offset by the payment of previously accrued professional fees, primarily related to the merger with Temptronic. Domestic and foreign income taxes payable increased $1.8 million as a result of the accrual of income taxes on the earnings for the first six months of 2000.

     Purchases of machinery and equipment were $1.4 million for the six months ended June 30, 2000, which consisted primarily of improvements to the Company's facilities in the United States. During this period we spent approximately $451,000 on equipment, $236,000 on leasehold improvements and $230,000 on furnishings at our new facility for our inTEST Sunnyvale operation. We spent approximately $395,000 on manufacturing and computer equipment at various other domestic operations during the quarter, including approximately $123,000 for demonstration equipment related to a recently redesigned product of our Temptronic subsidiary. We plan to relocate our headquarters and primary manufacturing facility during the third quarter of 2000. Our current estimate of the total cost of leasehold improvements and other costs associated with the move is approximately $1.5 million, however, we are continuing to review the plans for this facility and may incur additional costs if management determines additional improvements are desirable.

     Other long-term assets decreased $894,000 primarily as a result of the liquidation of life insurance policies held on certain former Temptronic officers and directors.

     Net cash used in financing activities for the six months ended June 30, 2000 was $1.2 million. During the period we repaid approximately $1.2 million under revolving lines of credit as well as $256,000 of long-term debt acquired as a result of the merger with Temptronic. During the six months ended June 30, 2000 we received $226,000 from the exercise of stock options held by employees.

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

International Operations
------------------------

     Net revenues generated by our foreign subsidiaries were 17% of consolidated net revenues for each of the six months ended June 30, 2000 and 1999. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U. S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

     Net revenues denominated in foreign currencies were 12% and 11% of consolidated net revenues for the six months ended June 30, 2000 and 1999, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

     The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 9% and 13% for the six months ended June 30, 2000 and 1999, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their
currency, banking and equity markets.   Although the past economic instability
in the Asia-Pacific region has not materially adversely affected our order backlog, financial position, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

             inTEST CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

     This Report contains statements of a forward-looking nature relating to future events, such as statements regarding the anticipated market for our products throughout the balance of 2000; costs related to our merger with Temptronic Corporation; expenditures for leasehold improvements and moving costs for our new headquarters and primary manufacturing facility; anticipated net revenues generated by foreign operations; sufficiency of cash balances, lines of credit and net cash from operations; and use of forward exchange rate contracts. Forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate successfully businesses, technologies or products which we may acquire; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and related ATE interface products and temperature management products; cost overruns relating to leasehold improvements and moving costs for our new headquarters and primary manufacturing facility; unanticipated exchange rate fluctuations; and capital requirements relating to future acquisitions.

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

      Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2000, there were no forward exchange rate contracts outstanding.

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

                              inTEST CORPORATION


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

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

             10.1 Lease Agreement between First Industrial, L.P. and inTEST Corporation, dated June 6, 2000.

             10.2  Letter Agreement with William M. Stone, dated June 22, 2000.

             27    Financial Data Schedule
                              inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K (Continued)

      (b) Reports on Form 8-K

          On April 6, 2000, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding the settlement of the Company's patent infringement suit against Reid Ashman Manufacturing, Inc.

          On May 16, 2000, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 of that form regarding the financial results of the Company for the month ended April 30, 2000 in accordance with Accounting Series Release No. 135.

          A report on Form 8-K/A was filed on May 16,2000, amending the initial Form 8-K filed on March 20, 2000 reporting the merger with Temptronic Corporation, to include the following financial statements required by Item 7 of that form:

          (i) Financial Statements of Temptronic Corporation

             (A) The consolidated financial statements of Temptronic
                 Corporation at June 30, 1998 and 1999:

              Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Operations for the years ended
                June 30, 1999, 1998 and 1997
              Consolidated Statements of Comprehensive Income (Loss) for
                the years ended June 30, 1999, 1998 and 1997
              Consolidated Statements of Stockholders' Equity for the years ended June 30, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows for the years ended
                June 30, 1999, 1998 and 1997

             (B) The consolidated financial statements of Temptronic
                  Corporation at December 31, 1999 and for the six months ended December 31, 1999 and 1998

              Condensed Consolidated Balance Sheet as of December 31, 1999
                (Unaudited)
              Condensed Consolidated Statements of Operations for the six
                months ended December 31, 1999 and 1998 (Unaudited)
              Condensed Consolidated Statements of Comprehensive Income
                (Loss) for the six months ended December 31, 1999 and 1998 (Unaudited)
              Condensed Consolidated Statement of Stockholders' Equity for
                 the six months ended December 31, 1999 (Unaudited)
              Condensed Consolidated Statements of Cash Flows for the six
                 months ended December 31, 1999 and 1998 (Unaudited)
                              inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K (Continued)

      (b) Reports on Form 8-K (Continued)

          (ii) Restated Consolidated Financial Statements to reflect the pooling of interests with Temptronic Corporation

              Restated Consolidated Balance Sheets as of December 31,
                1999 and 1998
              Restated Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997
              Restated Consolidated Statements of Comprehensive Earnings
                for the years ended December 31, 1999, 1998 and 1997
              Restated Consolidated Statements of Stockholders' Equity
                for the years ended December 31, 1999, 1998 and 1997
              Restated Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                            Signatures





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       inTEST Corporation



Date:   August 14, 2000                /s/ Robert E. Matthiessen
       ------------------              -------------------------------------
                                       Robert E. Matthiessen
                                       President and Chief Executive Officer



Date:   August 14, 2000                /s/ Hugh T. Regan, Jr.
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

         10.1 Lease Agreement between First Industrial, L.P. and inTEST Corporation, dated June 6, 2000.

         10.2   Letter Agreement with William M. Stone, dated June 22, 2000.

         27     Financial Data Schedule