Form 10-Q
period 2000-09-30
INTEST CORP
filed 2000-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number 0-22529

inTEST Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2370659 (I.R.S. Employer Identification Number)

7 Esterbrook Lane
Cherry Hill, New Jersey 08003
(Address of principal executive offices, including zip code)

(856) 424-6886
(Registrant's Telephone Number, including Area Code)

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2000:

8,658,511

inTEST CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999	1

	Consolidated Statements of Earnings (unaudited) for the three months and nine months ended September 30, 2000 and 1999	2

	Consolidated Statements of Comprehensive Earnings (unaudited) for the three months and nine months ended September 30, 2000 and 1999	3

	Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2000	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements (unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

inTEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                      2000       1999
                                                                    ---------   --------
                                                                   (Unaudited)  (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 7,245    $12,047
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $250 and $239, respectively                  18,095     10,020
  Inventories                                                         10,978      7,972
  Deferred tax asset                                                   1,271      1,271
  Other current assets                                                   683        898
                                                                     -------    -------
     Total current assets                                             38,272     32,208
                                                                     -------    -------
Machinery and equipment:
  Machinery and equipment                                              9,391      7,279
  Leasehold improvements                                               2,612      1,420
                                                                     -------    -------
                                                                      12,003      8,699
  Less: accumulated depreciation                                      (6,984)    (6,002)
                                                                     -------    -------
     Net machinery and equipment                                       5,019      2,697
                                                                     -------    -------
Cash surrender value of life insurance                                     -      1,067
Deferred tax asset                                                       350        350
Other assets                                                             409        288
Goodwill, net of accumulated amortization of $1,378
   and $780, respectively                                              6,046      6,405
                                                                     -------    -------
     Total assets                                                    $50,096    $43,015
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                              $     -    $ 1,241
  Accounts payable                                                     5,372      5,195
  Accrued expenses                                                     3,809      3,011
  Current portion of long-term debt                                        -        123
  Domestic and foreign income taxes payable                            3,406      1,854
                                                                     -------    -------
     Total current liabilities                                        12,587     11,424
                                                                     -------    -------
Long-term debt, net of current portion                                     -        133
                                                                     -------    -------
     Total liabilities                                                12,587     11,557
                                                                     -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,658,511 and 8,630,980 shares issued, respectively                  87         86
  Additional paid-in capital                                          21,874     21,872
  Retained earnings                                                   18,983     13,077
  Accumulated other comprehensive earnings (expense)                    (222)        14
  Deferred compensation                                                  (98)      (139)
  Note receivable from Equity Participation Plan                      (3,115)    (3,228)
  Treasury stock, at cost; 0 and 55,557 shares, respectively               -       (224)
                                                                     -------    -------
     Total stockholders' equity                                       37,509     31,458
                                                                     -------    -------
     Total liabilities and stockholders' equity                      $50,096    $43,015
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                          Three Months Ended      Nine Months Ended
                                               Sept. 30,              Sept. 30,
                                          ------------------     ------------------
                                            2000       1999        2000      1999
                                          -------    -------     --------  --------
Net revenues                              $24,491    $15,237     $66,061    $34,276
Cost of revenues                           13,230      7,622      34,319     17,595
                                          -------    -------     -------    -------
      Gross margin                         11,261      7,615      31,742     16,681
                                          -------    -------     -------    -------
Operating expenses:
   Selling expense                          3,252      2,263       8,279      5,674
   Engineering and product
    development expense                     1,591      1,243       4,662      3,495
   General and administrative expense       1,999      1,514       5,342      3,890
   Merger-related costs                         -          -       2,672          -
   Write-off deferred offering costs          415          -         415          -
                                          -------    -------     -------    -------
      Total operating expenses              7,257      5,020      21,370     13,059
                                          -------    -------     -------    -------
Operating income                            4,004      2,595      10,372      3,622
                                          -------    -------     -------    -------
Other income (expense):
   Interest income                            130         89         384        240
   Interest expense                             -        (69)        (30)      (186)
   Other                                       52         54          91        108
                                          -------    -------     -------    -------
      Total other income                      182         74         445        162
                                          -------    -------     -------    -------
Earnings before income taxes                4,186      2,669      10,817      3,784
Income tax expense                          1,552        901       4,911      1,383
                                          -------    -------     -------    -------
      Net earnings                        $ 2,634    $ 1,768     $ 5,906    $ 2,401
                                          =======    =======     =======    =======

Net earnings per common share-basic         $0.32      $0.22       $0.72      $0.30

Weighted average common shares
 outstanding-basic                      8,232,030  8,081,482   8,186,625  8,071,528

Net earnings per common share-diluted       $0.31      $0.21       $0.70      $0.29

Weighted average common and common
 share equivalents outstanding-diluted  8,475,730  8,260,359   8,485,023  8,253,696

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                            Three Months Ended   Nine Months Ended
                                                Sept. 30,            Sept. 30,
                                            ------------------   -----------------
                                              2000       1999     2000      1999
                                            -------    -------   ------    ------

Net earnings                                 $2,634    $1,768    $5,906    $2,401

Foreign currency translation adjustments        (92)      179      (236)       68
                                             ------    ------    ------    ------

Comprehensive earnings                       $2,542    $1,947    $5,670    $2,469
                                             ======    ======    ======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
(In thousands, except share and per share data)
(Unaudited except Balance, December 31, 1999)

                                                          Accum.
                                                          Other
                      Common Stock    Addt'l              Comp.              Equity               Total
                    ----------------  Paid-In   Retained Earnings  Deferred   Part.   Treasury Stockholders'
                     Shares   Amount  Capital   Earnings (Expense)   Comp.  Plan Note   Stock     Equity
                    --------- ------ ---------- -------- --------- -------- --------- -------- -------------

Balance, 12/31/99   8,630,980  $  86    $21,872   $13,077   $  14    $ (139)  $(3,228)   $(224)   $31,458

Net earnings                -      -          -     5,906       -         -         -        -      5,906

Other comprehensive
  expense                   -      -          -         -    (236)        -         -        -       (236)

Amortization of
  deferred
  compensation              -      -          -         -       -        41         -        -         41

Principal payments
  by Equity Participation
  Plan                      -      -          -         -       -         -       113        -        113

Stock options
  exercised            83,088      1        226         -       -         -         -        -        227

Retirement of
  treasury stock      (55,557)     -       (224)        -       -         -         -      224          -
                    ---------  -----    -------   -------   -----    ------   -------    -----    -------

Balance, 9/30/00    8,658,511  $  87    $21,874   $18,983   $(222)   $  (98)  $(3,115)   $   -    $37,509
                    =========  =====    =======   =======   =====    ======   =======    =====    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

                                                               Nine Months Ended
                                                                   Sept. 30,
                                                               -----------------
                                                                 2000      1999
                                                               -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                 $ 5,906   $ 2,401
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation                                                 1,062       669
    Amortization of goodwill                                       359       359
    Foreign exchange gain                                          (18)      (15)
    Allowance for doubtful accounts, net                            11         1
    Deferred compensation relating to stock options                 41        68
    Loss on disposal of fixed assets                                16         -
    Changes in assets and liabilities:
      Trade accounts and notes receivable                       (8,203)   (4,343)
      Inventories                                               (3,023)   (1,044)
      Proceeds from sale of demonstration equipment,
       net of gain                                                   7        57
      Refundable domestic and state income taxes                     -       975
      Other current assets                                         208       (85)
      Accounts payable                                             234     2,368
      Domestic and foreign income taxes payable                  1,586       907
      Accrued expenses                                             820       552
                                                               -------   -------
Net cash provided by (used in) operating activities               (994)    2,870
                                                               -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                           (3,438)     (777)
  Other long-term assets                                           933      (107)
                                                               -------   -------
Net cash used in investing activities                           (2,505)     (884)
                                                               -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                              (1,241)     (905)
  Repayment of long-term debt                                     (256)     (118)
  Note receivable repayments from Equity Participation Plan        113       103
  Proceeds from stock options exercised                            227         -
                                                               -------   -------
Net cash used in financing activities                           (1,157)     (920)
                                                               -------   -------
Effects of exchange rates on cash                                 (146)      (10)
                                                               -------   -------
Net cash provided by (used in) all activities                   (4,802)    1,056
Cash and cash equivalents at beginning of period                12,047     8,637
                                                               -------   -------
Cash and cash equivalents at end of period                     $ 7,245   $ 9,693
                                                               =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2000 and for the nine months ended
September 30, 2000 and 1999 is unaudited)
(In thousands, except for share and per share data)

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

The consolidated entity is comprised of inTEST Corporation (parent) and its nine 100% owned subsidiaries: inTEST Limited (Thame, UK), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), Temptronic Corporation (Delaware), inTEST GmbH (Germany)(operations commenced during August 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

The Company manufactures its products in the U.S.,U.K. and Singapore (where the Company commenced manufacturing during September 1999). Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Germany, Japan and Singapore.

On March 9, 2000, the Company completed a merger with Temptronic Corporation ("Temptronic") whereby Temptronic was merged into a wholly-owned subsidiary of the Company. The Company exchanged 2,046,793 shares of its common stock for all of the Temptronic common stock. Each share of Temptronic common stock was exchanged for 0.925 shares of the Company's common stock. In addition, outstanding Temptronic stock options were converted at the same exchange ratio into options to acquire 175,686 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to the merger. Upon consummation of the merger, 55,557 shares of treasury stock held by Temptronic with a cost of $224 were retired. Temptronic also has a 100% owned foreign subsidiary which is consolidated with Temptronic for reporting purposes.

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

Weighted average common shares outstanding exclude unallocated shares of common stock held by the Company's Equity Participation Plan (414,685 shares as of September 30, 2000).

inTEST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt this Statement in the first quarter of 2001, as required. The adoption of this Statement is not expected to have a material effect on the results of operations, financial condition or long-term liquidity of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B, which must be implemented in the quarter ending December 31, 2000. In anticipation of the adoption of SAB 101, the Company has analyzed its revenue recognition policies for its current products line in light of the SEC's guidance. As a result of this analysis, the Company believes that its current revenue recognition policies and practicies conform to both generally accepted accounting principles and the guidance provided in SAB 101.

(3)  SEGMENT INFORMATION

The various products the Company designs, manufactures and markets, which include manipulator, docking hardware, tester interface and temperature management products, are considered by management to be a single product segment. Included in this segment are products the Company designs and markets that are manufactured by third parties, which include high performance test sockets and interface boards. The Company operates its business worldwide and divides the world into three geographic segments: North America, Asia-Pacific and Europe. The North America segment includes the Company's manufacturing, design and service facilities in New Jersey, California and Massachusetts; the Asia-Pacific segment includes the Company's manufacturing, design and service facilities in Singapore and the Company's design and service facilities in Japan; and the Europe segment includes the Company's manufacturing, design and service facility in the U.K. and the Company's design and service facility in Germany (operations commenced during August 2000). Each segment sells Company designed and manufactured products, while products produced by third party manufacturers are primarily distributed by the Company's Asia-Pacific segment. All three segments sell to semiconductor manufacturers and automatic test equipment manufacturers. The North America segment sells through Company account managers, independent sales representatives and distributors; the Asia-Pacific segment sells through Company account managers and independent sales representatives; and the Europe segment sells through Company account managers and distributors.

Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing segments.

                                               Three Months Ended  Nine Months Ended
                                                    Sept. 30,          Sept. 30,
                                               ------------------  -----------------
                                                 2000      1999      2000      1999
                                               -------   -------   -------   -------
     Net revenues from unaffiliated customers:
       North America                           $21,212   $12,586   $55,770   $28,306
       Asia-Pacific                              2,142     1,596     5,949     3,979
       Europe                                    1,137     1,055     4,342     1,991
                                               -------   -------   -------   -------
                                               $24,491   $15,237   $66,061   $34,276
                                               =======   =======   =======   =======
     Affiliate sales or transfers from:
       North America                           $ 1,087   $   568   $ 2,641   $ 1,454
       Asia-Pacific                                 31         -        41         -
       Europe                                      170       290       475       724
                                               -------   -------   -------   -------
                                               $ 1,288   $   858   $ 3,157   $ 2,178
                                               =======   =======   =======   =======
     Operating income:
       North America                           $ 3,349   $ 2,069   $ 7,384   $ 2,790
       Asia-Pacific                                410        27     1,346       230
       Europe                                      245       499     1,642       602
                                               -------   -------   -------   -------
                                               $ 4,004   $ 2,595   $10,372   $ 3,622
                                               =======   =======   =======   =======

inTEST CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                               Three Months Ended  Nine Months Ended
                                                    Sept. 30,          Sept. 30,
                                               ------------------  -----------------
                                                 2000      1999      2000      1999
                                               -------   -------   -------   -------
     Earnings before income taxes:
       North America                           $ 3,502   $ 2,092   $ 7,762   $ 2,855
       Asia-Pacific                                436        77     1,443       321
       Europe                                      248       500     1,612       608
                                               -------   -------   -------   -------
                                               $ 4,186   $ 2,669   $10,817   $ 3,784
                                               =======   =======   =======   =======
     Net earnings:
       North America                           $ 2,194   $ 1,423   $ 3,740   $ 1,870
       Asia-Pacific                                287       (21)      975        62
       Europe                                      153       366     1,191       469
                                               -------   -------   -------   -------
                                               $ 2,634   $ 1,768   $ 5,906   $ 2,401
                                               =======   =======   =======   =======

The $2.7 million of merger-related costs and $415 write-off of deferred offering costs were charged to the North America segment.

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

Our revenues depend substantially upon the demand for ATE by semiconductor manufacturers and, therefore, fluctuate generally in response to the cyclicality in the semiconductor manufacturing industry. During the past several years, the demand for ATE by the semiconductor industry has exhibited a high degree of cyclicality. Our third quarter 2000 results reflect the continuation of a period of growth in the semiconductor industry which has been evidenced by our sequential quarterly growth in net revenues which grew from $15.2 million for the quarter ended September 30, 1999 to a record $24.5 million for the quarter ended September 30, 2000. Orders for our products ("bookings") were a record $26.4 million for the quarter ended September 30, 2000 compared with $18.3 million for the quarter ended September 30, 1999. As a result of our increased bookings, our backlog increased from $16.2 million at September 30, 1999 to $21.2 million at September 30, 2000. We believe that the increases in our net revenues, bookings, and backlog reflect the increased demand for ATE by semiconductor manufacturers. Although we calculate bookings and backlog on the basis of firm orders, we cannot give any assurance that customers will purchase the equipment subject to such orders. As a result, our bookings for any period and backlog at any particular date do not necessarily serve as an indicator of actual sales for any succeeding period.

Significant Events

On March 9, 2000, we acquired Temptronic Corporation. The acquisition was in the form of a merger of Temptronic into a subsidiary of ours, and was accounted for as a pooling of interests. The following discussion describes our results of operations and financial condition on a pooled basis.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

Net Revenues. Net revenues were a record $24.5 million for the quarter ended September 30, 2000 compared to $15.2 million for the same period in 1999, an increase of $9.3 million or 61%. We believe that the increase in net revenues over the comparable prior period is principally the result of continued growth in the demand for ATE in 2000 compared to 1999.

Gross Margin. Gross margin decreased to 46% for the quarter ended September 30, 2000 from 50% for the same period in 1999. The decline in gross margin primarily resulted from increased material costs coupled with higher levels of fixed manufacturing costs. The increase in material costs was the result of several factors including higher costs to purchase certain component materials, such as aluminum, combined with increases in fabrication costs as well as additions to our obsolescence reserve during the quarter. We believe the increase in fabrication costs is the result of increased demand for fabrication in most of the markets where we operate. The additions to our obsolescence reserve are primarily the result of new product introductions at our Temptronic subsidiary which have caused certain parts in its inventory to become obsolete. The increase in fixed manufacturing costs is primarily the result of increased levels of salary expense due to salary increases for existing staff as well as additional operations staff hired in late 1999 and 2000, combined with higher rent and depreciation costs primarily resulting from the relocation and expansion of our Cherry Hill, NJ and Sunnyvale, CA manufacturing facilities which significantly increased our manufacturing capacity. We believe this increased capacity will enable us to meet the continued demand for our products in the future.

Selling Expense. Selling expense was $3.3 million for the quarter ended September 30, 2000 compared to $2.3 million for the same period in 1999, an increase of $1.0 million or 44%. We attribute the increase primarily to increased commission expense resulting from the higher sales levels in 2000, as well as higher levels of salary and benefits for new and existing staff combined with increased travel to support the higher sales levels.

Engineering and Product Development Expense. Engineering and product development expense was $1.6 million for the quarter ended September 30, 2000 compared to $1.2 million for the same period in 1999, an increase of $348,000 or 28%. We attribute the increase primarily to the salary expense of additional engineering and technical staff, and to a lesser extent, increased spending on technical consultants associated with new product development.

General and Administrative Expense. General and administrative expense was $2.0 million for the quarter ended September 30, 2000 compared to $1.5 million for the same period in 1999, an increase of $485,000 or 32%. We attribute the increase primarily to increases in incentive compensation for existing staff and higher administrative salary expense resulting from staffing additions and salary increases for existing staff.

Write-off of Deferred Offering Costs. During September 2000, we withdrew our registration statement for the offering of 2.0 million shares of our common stock, 1.0 million of which were to be offered by us and 1.0 million by certain of our shareholders. Approximately $415,000 of costs related to the withdrawn offering, which consisted primarily of professional fees, printing costs and roadshow costs, were expensed during the third quarter.

inTEST CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense. Income tax expense increased to $1.6 million for the quarter ended September 30, 2000 from $901,000 for the comparable period in 1999, an increase of $651,000. Our effective tax rate for the third quarter of 2000 was 37% compared to 34% for the comparable prior period. The increase in the effective tax rate was primarily due to the fact that no taxes were accrued in the third quarter of 1999 on Temptronic's operating income for that period because no benefit had been recorded for Temptronic's previous operating losses. Also contributing to the increase was a higher percentage contribution to pre-tax earnings by our Japanese subsidiary in 2000 compared to 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net Revenues. Net revenues were $66.1 million for the nine months ended September 30, 2000 compared to $34.3 million for the same period in 1999, an increase of $31.8 million or 93%. We believe that the increase in net revenues over the comparable prior period is principally the result of continued growth in the demand for ATE in 2000 compared to 1999.

Gross Margin. Gross margin decreased to 48% for the nine months ended September 30, 2000 from 49% for the comparable period in 1999. The decline in gross margin primarily resulted from increased material costs coupled with higher levels of fixed manufacturing costs. The increase in material costs was the result of several factors including higher costs to purchase certain component materials, such as aluminum, combined with increases in fabrication costs and additions to our obsolescence reserve during the third quarter. We believe the increase in fabrication costs is the result of higher demand for fabrication in most of the markets where we operate. The additions to our obsolescence reserve are primarily the result of new product introductions at our Temptronic subsidiary which have caused certain parts in its inventory to become obsolete. The increase in fixed manufacturing costs is primarily the result of increased levels of salary expense due to increases for existing staff as well as additional operations staff hired in late 1999 and 2000, combined with higher rent and depreciation costs. These costs primarily result from the relocation and expansion of our Cherry Hill, NJ (lease commenced in September 2000) and Sunnyvale, CA (lease commenced in February 2000) manufacturing facilities which significantly increased our manufacturing capacity. We believe this increased capacity will enable us to meet the continued demand for our products in the future. The effect of these additional costs was partially offset by significantly higher net revenue levels in 2000 compared to 1999.

Selling Expense. Selling expense was $8.3 million for the nine months ended September 30, 2000 compared to $5.7 million for the same period in 1999, an increase of $2.6 million or 46%. We attribute the increase primarily to increased commission expense resulting from the higher sales levels in 2000, as well as increases in salary expense resulting from new sales and marketing staff hired in 1999. To a lesser extent higher levels of travel costs, advertising expenditures, warranty costs and freight expenses also contributed to the increase in selling expense.

Engineering and Product Development Expense. Engineering and product development expense was $4.7 million for the nine months ended September 30, 2000 compared to $3.5 million for the same period in 1999, an increase of $1.2 million or 33%. We attribute the increase primarily to the salary expense of additional engineering and technical staff, as well as increased expenditures for product development materials, technical consultants and travel expenses associated with new product development.

General and Administrative Expense. General and administrative expense was $5.3 million for the nine months ended September 30, 2000 compared to $3.9 million for the same period in 1999, an increase of $1.5 million or 37%. We attribute the increase primarily to increases in incentive compensation for existing staff and higher administrative salary expense resulting from staffing additions and salary increases for existing staff. To a lesser extent, increases in professional fees and investor relations expense contributed to the increase in general and administrative expenses. This was partially offset by $200,000 received during the first quarter from the settlement of patent infringement litigation.

Merger-related Costs. Merger-related costs resulting from the Company's merger with Temptronic Corporation were $2.7 million, which consisted primarily of fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs.

Write-off of Deferred Offering Costs. During September 2000, we withdrew our registration statement for the offering of 2.0 million shares of our common stock, 1.0 million of which were to be offered by us and 1.0 million by certain of our stockholders. Approximately $415,000 of costs related to the withdrawn offering, which consisted primarily of professional fees, printing costs and roadshow costs, were expensed during the third quarter.

Income Tax Expense. Income tax expense increased to $4.9 million for the nine months ended September 30, 2000 from $1.4 million for the comparable prior period in 1999, an increase of $3.5 million. Our effective tax rate for the first nine months of 2000 was 45% compared with 37% for the comparable prior period. The increase in the effective tax rate is primarily due to $2.3 million of non-tax deductible merger-related costs. In addition, we recognized a $237,000 taxable gain on the liquidation of life insurance policies held on certain former Temptronic officers and directors.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2000 was $994,000. Accounts receivable increased $8.2 million from December 31, 1999 to September 30, 2000 primarily due to the significant increase in sales activity during the first nine months of 2000. Inventories increased $3.0 million, also as a result of the increased sales activity as we made purchases for future product shipments. Other current assets decreased $208,000, primarily as a result of the expensing of previously capitalized merger-related costs. This was partially offset by an increase in prepaid consumption taxes paid by our Japanese subsidiary. Accounts payable

inTEST CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increased $234,000 due to the higher production levels during the first nine months of 2000. Accrued expenses increased $820,000 primarily as a result of additional accruals for sales commissions and salary and incentive compensation as well as merger-related costs. This was partially offset by the payment of previously accrued professional fees, primarily related to the merger with Temptronic. Domestic and foreign income taxes payable increased $1.6 million as a result of the accrual of income taxes on the earnings for the first nine months of 2000.
Purchases of machinery and equipment were $3.4 million for the nine months ended September 30, 2000, which consisted primarily of improvements to the Company's facilities in the United States. During this period we spent approximately $518,000 on equipment, $254,000 on leasehold improvements and $250,000 on furnishings at our new facility for our inTEST Sunnyvale operation. During the third quarter of 2000, we also relocated our headquarters and primary manufacturing facility and spent approximately $1.0 million on leasehold improvements, $386,000 on furnishings and $240,000 on machinery and equipment for our new facility. We plan to relocate our Temptronic subsidiary during the first quarter of 2001 and we estimate that the total cost of leasehold improvements and other costs associated with the move will range between $700,000 and $1.0 million. In addition, we spent approximately $506,000 on manufacturing and computer equipment at various other domestic operations during the nine months, including approximately $123,000 for demonstration equipment related to a recently redesigned product of our Temptronic subsidiary and $30,000 as a deposit on an additional coordinate measuring machine for our Cherry Hill location. We expect delivery and final payment for this equipment of approximately $190,000 in the first quarter of 2001.

Other long-term assets decreased $933,000 primarily as a result of the liquidation of life insurance policies held on certain former Temptronic officers and directors.

Net cash used in financing activities for the nine months ended September 30, 2000 was $1.2 million. During that period we repaid approximately $1.2 million under revolving lines of credit as well as $256,000 of long-term debt acquired as a result of the merger with Temptronic. During the same period we received $227,000 from the exercise of stock options held by employees.

We believe that our existing cash balances and lines of credit plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, future acquisitions or new product development may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We do not anticipate paying dividends in the foreseeable future.

International Operations

Net revenues generated by our foreign subsidiaries were 16% and 17% of consolidated net revenues for the nine months ended September 30, 2000 and 1999, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U. S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 11% and 12% of consolidated net revenues for the nine months ended September 30, 2000 and 1999, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 9% and 12% for the nine months ended September 30, 2000 and 1999, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the past economic instability in the Asia-Pacific region has not materially adversely affected our order backlog, financial position, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Cautionary Statement Regarding Forward-Looking Statements

This Report contains statements of a forward-looking nature relating to future events, such as statements regarding the anticipated market for our products throughout the balance of 2000; projected expenditures for leasehold improvements and moving costs for our Temptronic subsidiary; anticipated net revenues generated by foreign operations; sufficiency of cash balances, lines of credit and net cash from operations; and use of forward exchange rate contracts. Forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to the factors described in this Report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation: changes in business conditions and the economy, generally; a decline in the demand for integrated circuits; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate successfully businesses, technologies or products which we may acquire; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and related ATE interface products and temperature management products; progress of product development programs; cost overruns relating to leasehold improvements and moving costs for our Temptronic subsidiary; unanticipated exchange rate fluctuations; and capital requirements relating to future acquisitions.

inTEST CORPORATION AND SUBSIDIARIES

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operations. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We will have the same exposure in our German operations (which commenced in August 2000) as a portion of total sales will be in German deutsche marks while inventory purchases will be in U.S. dollars. We will also have a similar exposure in our Singapore operations as our manufacturing operations, which commenced in September 1999, expand, because our sales will be in U.S. dollars but our manufacturing costs will be primarily in Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar and German deutsche mark.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2000, there were no forward exchange rate contracts outstanding.

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

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on August 4, 2000 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about July 7, 2000, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matters submitted to a vote of stockholders at the Meeting were the following:

1. Election of the members of the Board of Directors;

2. Approval of amendments to the 1997 Stock Plan which (i) increased the number of shares which may be issued under the 1997 Stock Plan to 1,000,000; and (ii) reduced the number of shares required to be voted in favor of future amendments affecting employee eligibility and the number of shares which may be issued upon exercise of options which may be granted to employees;

3. Ratification of the appointment by the Board of Directors of KPMG LLP as the independent public accountants for inTEST for the year ending December 31, 2000.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                          For          Withheld
       Alyn R. Holt                  7,724,430        91,477
       Robert E. Matthiessen         7,724,430        91,477
       Daniel J. Graham              7,724,430        91,477
       Richard O. Endres             7,724,430        91,477
       Stuart F. Daniels, Ph.D.      7,724,430        91,477
       Douglas W. Smith              7,717,430        98,477
       Gregory W. Slayton            7,717,430        98,477
       James J. Greed, Jr.           7,717,430        98,477
       William M. Stone              7,716,948        98,959

The proposal to approve the amendments to the 1997 Stock Plan was approved. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the amendments were as follows:

           For             Against           Abstentions        Broker Non-Votes
        5,703,341         1,129,511            75,920               907,135

The proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2000 was ratified. The number of votes cast for or against as well as the number of abstentions and broker non-votes for the ratification were as follows:

           For             Against           Abstentions        Broker Non-Votes
        7,748,597            100               67,210                  0

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

On October 18, 2000, the Company issued a press release regarding its earnings performance for the quarter ended September 30, 2000 and management's expectations regarding future performance. This press release is filed as an exhibit hereto and incorporated into this Report by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

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

10.1  Amendment to Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic
         Corporation (filed as Exhibit 10.4 to the Company's Form 10Q/A filed June 21, 2000).

10.2* Amended and Restated 1997 Stock Plan (filed as an appendix to the Company's proxy statement filed
          June 30, 2000, and incorporated herein by reference).

27     Financial Data Schedule

99     Press Release dated October 18, 2000

* Indicates document previously filed

(b)  Reports on Form 8-K

On July 19, 2000, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding its financial results for the three month and six month periods ended June 30, 2000.

On July 26, 2000, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding understated bookings by the Company for the first quarter ended March 31, 2000.

On September 6, 2000, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding the Securities and Exchange Commission granting the Company's request to withdraw its registration statement for the offering of 2,000,000 shares of its common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	November 14, 2000	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2000	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1  Amendment to Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic
         Corporation (filed as Exhibit 10.4 to the Company's Form 10Q/A filed June 21, 2000).

10.2* Amended and Restated 1997 Stock Plan (filed as an appendix to the Company's proxy statement filed
          June 30, 2000, and incorporated herein by reference).

27     Financial Data Schedule

99     Press Release dated October 18, 2000

* Indicates document previously filed