Form 10-K
period 2000-12-31
INTEST CORP
filed 2001-03-30
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock on March 15, 2001 as quoted on the Nasdaq National Market system was $33,097,758.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2001 is 8,656,757.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /  /

inTEST Corporation
Annual Report on Form 10-K

INDEX

inTEST Corporation
Annual Report on Form 10-K

PART I:

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, and can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. Investors and prospective investors are cautioned that such statements are only projections. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under the heading "Risks That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Item 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

We are a leading independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers directly and through leading ATE manufacturers. Our customers include Texas Instruments, ST Microelectronics, Agere Systems (formerly the Microelectronics Group of Lucent Technologies), Philips, Motorola, Teradyne, Cascade Microtech, Electroglas, Tokyo Seimitsu, Agilent Technologies (formerly Hewlett Packard), LTX, Analog Devices and Credence Systems' ICE Division (formerly TMT).

We were incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We established inTEST Limited in the U.K. in 1985, inTEST Kabushiki Kaisha (inTEST K.K.) in Japan in 1987, inTEST PTE, Limited in Singapore in 1990 and inTEST GmbH in Germany in 2000. inTEST Limited designs, manufactures, markets and provides technical support for our products principally in Europe. inTEST K.K. acts as a liaison office with Japanese ATE manufacturers, and markets and provides technical support for our products in Japan. inTEST PTE, Limited designs, manufactures, markets and provides technical support to customers in Southeast Asia. inTEST GmbH provides sales and service in continental Europe for temperature management systems as well as sales and service for manipulator, docking hardware and tester interface products for selected accounts. In 1997, we completed our initial public offering. In 1998, we acquired all of the stock of TestDesign Corporation, which expanded our capabilities in the design, manufacture and marketing of tester interface products. On March 9, 2000, we acquired all of the stock of Temptronic Corporation, a designer, manufacturer and marketer of high-performance temperature management systems used in the testing of ICs, printed circuit boards and other subassemblies.

INDUSTRY

Overview

The semiconductor market has been characterized by rapid technological change, wide fluctuations in demand and shortening product life cycles. Designers and manufacturers of a variety of electronic and industrial products, such as cell phones, telecom and datacom systems, Internet access devices, computers and consumer electronics, require increasingly complex ICs to provide improved end-product performance demanded by their customers.

Semiconductor manufacturers generally compete based on product performance and price. We believe that testing costs represent a significant portion of the total cost of manufacturing ICs. As product life cycles shorten, semiconductor manufacturers are under more pressure to maximize production yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. In order to address these market trends, semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing.

The demand for new ATE and related equipment depends upon several factors, including the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the newer IC technologies include the use of 300 mm wafers in production, system-on-a-chip, or SOC, where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production but also to handle more sophisticated testing requirements of ICs.

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components, before the ICs are put in a plastic, ceramic or other protective housing. This process step is called "packaging." Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, a piece of equipment known as a wafer prober automatically positions the wafer under a "test head," which connects electrically to a test system. Once the good ICs have been identified, they are packaged. The packaged IC also requires testing, called "back-end test," to determine if it meets design and performance specifications. Packaged ICs are placed into a machine called a handler, which then plugs the packaged ICs into an environmentally-controlled test head, which includes a test socket, for testing.

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

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the wafer prober in front-end test, and to the handler in back-end test. Docking hardware connects the test head to the wafer prober and handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, we believe that temperature-controlled testing will be an increasingly important part of front-end wafer testing as the demand for front-end testing grows.

Trends in IC Testing

While the basic purpose of testing ICs during production is to identify unacceptable products, a related goal of the semiconductor manufacturer is to perform the test in the most efficient and cost-effective manner possible. To provide testing equipment that can help manufacturers meet this goal, the ATE industry must respond to the following developments:

Change in Technology. Currently, most semiconductor manufacturers use 150 mm and 200 mm wafer technology. In order to increase throughput and lower IC cost, semiconductor manufacturers will need to add 300 mm wafer production capability over the next few years. In addition, end-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards are more complex and dense. SOC designs are likely to have increasing demand in the future. These technology trends have significant implications for the IC testing process, including:
    the need for more complex, larger and heavier test heads;
    higher pin densities;
    increasing test speeds; and
    a new generation of testers for SOC and other technologies.

Need for Plug-Compatibility and Integration. Semiconductor manufacturers need test methodologies that will perform increasingly complex tests while lowering the overall cost of testing. This can require combining ATE manufactured by various companies into optimally performing systems. Semiconductor manufacturers have to work closely with various test hardware, software, interface and component vendors to resolve design and compatibility issues in order to make these vendors' products plug-compatible with test equipment manufactured by other vendors.

Testing under Extreme Conditions. ICs will have to perform across a wider spectrum of temperature and environmental conditions than ever before because of the growing complexity of products in which they are deployed. Temperature testing will likely find an increasing role in front-end, wafer level testing. Creating a uniform thermal profile over much larger wafer areas represents a significant engineering and design challenge for ATE manufacturers.

Demand for Higher Levels of Technical Support. As IC testing becomes more complex, semiconductor manufacturers are increasingly demanding higher levels of technical support on a routine basis. ATE manufacturers must commit greater resources to technical support in order to develop close working relationships with their customers. This level of support also requires close proximity of service and support centers to customers' facilities.

Cost Reduction through Increased Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective. We believe that this factor will lead to more front-end, wafer level testing.

OUR SOLUTIONS

We have focused our efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We seek to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the ATE industry by providing the following advantages:

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide six degrees of motion freedom to enable a high degree of flexibility with the minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the rapidly increasing size of test heads, which can weigh up to 3,000 pounds and which will become larger and heavier as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. We believe that these characteristics will gain even more significance as testing becomes more complicated.

Compatibility and Integration. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our universal manipulators can handle test heads produced by different manufacturers. We also design and manufacture docking hardware that can be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results and lower overall test costs.

Wafer Level Testing. Semiconductor manufacturers use our redesigned ThermoChuck(R) products for front-end temperature stress screening at the wafer level. This can provide significant cost savings from early identification of defective ICs that will not perform at specified temperatures thereby eliminating the costs of packaging and testing these defective ICs. ThermoChuck(R) products are capable of handling any size wafer, including a 300 mm wafer, for thermal test without causing the wafer distortion that can occur as temperature changes are introduced. In addition, our Pro Dock can be used in front-end testing by a single operator to position a test head weighing up to 1,000 pounds. The Pro Dock has a relatively small footprint that significantly increases test floor space utilization. We believe that these characteristics will become even more important as front-end testing becomes more intricate.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. We have manufacturing facilities in New Jersey, Massachusetts, California, the U.K. and Singapore, and we provide service to our customers from 12 sales and service offices in the U.S., the U.K., Japan, Singapore and Germany. Thus, our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGY

Our goal is to be recognized in our industry as the designer and manufacturer of the highest quality products in our markets and to become a supplier for all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Providing Technologically Advanced Solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff are continually engaged in developing new and improved products and manufacturing processes.

Leveraging our Strong Customer Relationships. Our technical personnel work closely with ATE manufacturers to design tester interface and docking hardware that are compatible with their ATE. As a result, we are often privy to proprietary technical data and information about these manufacturers' products. We believe that because we do not compete with ATE manufacturers in the prober, handler and tester markets, we have been able to establish strong collaborative relationships with these manufacturers that enable us to develop ancillary ATE products on an accelerated basis.

Continuing our International Expansion. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., the U.K., Japan, Singapore and Germany.

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

OUR PRODUCTS

We design and manufacture manipulators, docking hardware, temperature management systems and tester interface products, all of which are designed to improve the utilization and performance of ATE used by semiconductor manufacturers in the testing of ICs. Semiconductor manufacturers most frequently use our primary lines of manipulators and docking hardware during back-end testing of specialized packaged ICs. They use our temperature management systems and tester interface products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, application specific ICs and specialized memory ICs, and are used primarily in the automotive, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE. We have designed over 5,000 models, each of which is mechanically different. These models are designed to facilitate the use of one or more of over 175 different test heads with one or more of over 30 probers or 300 handlers.

Manipulator Products

Universal Manipulators: Our primary line of manipulator products consists of the in2(R) and in2 Pro test head positioners, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. The in2(R) and in2 Pro differ from universal manipulators manufactured by our competitors by our innovative, patented floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or, in the case of the in2 Pro, with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test interface board without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head held in an in2(R) or in2 Pro manipulator and equipped with our docking hardware and dock it to another handler for testing either a subsequent lot of the same packaged IC or to test a different IC. in2(R) and in2 Pro manipulators range in price from approximately $12,000 to $165,000.

Dedicated Manipulators: In addition to our free-standing universal manipulators, we manufacture several models of dedicated manipulators. We have developed a fully-automatic, electrically-powered and microprocessor-controlled dedicated manipulator, which we call the Pro Dock. We believe it is the only fully-automatic manipulator which enables a test head to be automatically docked to a prober or handler with the push of one button. We believe that the Pro Dock series of manipulators will be attractive to semiconductor manufacturers for testing 300 mm wafers and packaged memory ICs because the size of test heads for these wafers and ICs make manual manipulation difficult. In addition, we believe that the Pro Dock will enable semiconductor manufacturers to increase floor space utilization of their ATE systems by 25% to 40% over that achieved by other dedicated or universal manipulators because a Pro Dock manipulator has virtually a zero footprint. We have not yet sold any Pro Dock manipulators and do not expect significant sales of this product until demand for 300 mm wafers reaches levels warranting significant investment in new testing equipment by semiconductor manufacturers.

Docking Hardware Products

Our docking hardware products ensure proper alignment of the delicate interface between the test head's interface board and the prober's probing assembly or the handler's test socket as they are brought together, or "docked." A simple cam action docks and locks the test head to the prober or handler, thus eliminating motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by the constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, and reduced repairs and replacements of expensive ATE interface products.

Our docking hardware products differ from those offered by competing ATE manufacturers by our ability to make various competing brands of test heads compatible with various brands of probers and handlers used by a semiconductor manufacturer by only changing interface boards. This is called "plug-compatibility." Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products range in price from approximately $2,000 to $12,000.

Temperature Management Systems

Our temperature management systems enable a manufacturer to test a semiconductor wafer or IC over the extreme and variable temperature conditions that can occur in the actual use of the electronic device containing the ICs.

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies quickly change and stabilize the temperature of semiconductor wafers during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +400 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. During 2000, we redesigned our ThermoChuck(R) product line and developed an innovative manufacturing process for this product line. We began marketing the redesigned ThermoChuck(R) products during 2000 and, based upon customer feedback from initial sales, we believe that this new design and manufacturing process has improved the reliability and performance of ThermoChuck(R) products. Specifically, our redesigned ThermoChuck(R) products stay flatter, remain more level and maintain more uniform temperatures during testing than our previous design. In addition, the new manufacturing process has reduced production costs for these products. ThermoChuck(R) products range in price from approximately $14,000 to $55,000.

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -75 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $4,500 to $35,000.

Other Temperature Management Products: We also manufacture ancillary temperature management products including temperature-controlled contact probes, temperature-controlled enclosures, and precision temperature platforms. Recent developments in wireless communications have resulted in the mounting of wireless transmitters outdoors to reduce transmission line problems. As a result, these transmitters are exposed to extreme temperature variations and require testing over the full range of temperature exposure that will be encountered. Historically, the standard approach to this type of testing has been to use conventional thermal chambers, which can require removing equipment during testing and potentially cause damage to the sensitive microwave cables or create erroneous measurements. Our other temperature management products can be used to provide a closed, temperature-controlled environment for temperature testing of high frequency transmitters and receivers without the need for removal during testing, eliminating the risk of damage due to interruption of the test.

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from $6,000 to $51,000.

Financial Information About Product Segments and Geographic Areas

Please refer to Note 4 of our consolidated financial statements included in this Report for additional data regarding each of our product segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products in all markets where the manufacture of semiconductors occurs. North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Manipulator, Docking Hardware and Tester Interface Products: In North America, we sell to semiconductor manufacturers principally through independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

Our regional and account managers handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California, Texas and Arizona.

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers. In China, Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand, we sell through independent sales representatives. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

Temperature Management Systems: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers in the U.S. are handled through independent sales representative organizations. Outside the U.S., our sales to semiconducor manufacturers are handled through distributors, except for Germany and the U.K. where these sales are handled by our account managers. Our distributors represent us in 30 countries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

CUSTOMERS

We market all of our products to semiconductor manufacturers and ATE manufacturers. In the case of temperature management products, we also market our products to independent testers of semiconductors, manufacturers of electronic products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most major semiconductor manufacturers in the world.

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments	Teradyne
ST Microelectronics	Cascade Microtech
Agere Systems (formerly the Microelectronics Group of	Electroglas
Lucent Technologies)	Tokyo Seimitsu
Philips	Agilent Technologies (formerly Hewlett Packard)
Motorola	LTX
Analog Devices
Credence Systems' ICE Division (formerly TMT)

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, the U.K., and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. During the first quarter of 2000, we relocated our manufacturing facilities in California. During the fourth quarter of 2000, we moved our headquarters, manufacturing and warehouse facility in New Jersey to a larger facility and we signed a lease for a larger facility for our Temptronic operation. During the first quarter of 2001, we expanded our Thame, U.K. operation and signed a lease for a larger facility for our Singapore operation. We plan to move both our Temptronic operation in Massachusetts and our Singapore operation to their larger facilities during the second quarter of 2001.

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third party manufacturers or our own fabrication operations in New Jersey and California. Fabrication operations are expected to commence in the U.K. by the end of the second quarter of 2001. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. Although we purchase certain raw materials and components from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

We conduct inspections of incoming raw materials, fabricated parts and components using sophisticated measurement equipment. This includes testing with coordinate measuring machines in New Jersey, Massachusetts, the U.K. and Singapore to ensure that products with critical dimensions meet our specifications. We have designed our inspection standards to comply with applicable MIL specifications and ANSI standards. We recently obtained ISO 9001 certification at our New Jersey facility and are in the process of applying for similar certification for our California operation.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2000, we employed a total of 48 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck® and the development of several new types of universal manipulators.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $6.6 million on engineering and product development in 2000, $4.9 million in 1999, and $4.1 million in 1998.

PATENTS AND OTHER PROPRIETARY RIGHTS

As of December 31, 2000, we held 25 U.S. patents and had pending 19 U.S. patent applications covering various aspects of our technology. Our U.S. issued patents will expire at various times beginning in 2001 and extending through 2017. We also hold foreign patents and file foreign patent applications, in each case derived from our U.S. patents, to the extent management deems appropriate.

Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trade secrets and unpatentable know-how to protect our proprietary rights. It is our practice to require, as a condition of permanent employment, that all of our employees agree to assign to us all rights to inventions or other discoveries relating to our business made while employed by us. In addition, all employees agree not to disclose any private or confidential information relating to our technology or intellectual property.

COMPETITION

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in our market include product performance, price, functionality, reliability, customer service, applications support, and timely product delivery. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to and reputation for providing high quality products are important elements in our ability to compete effectively in all of our markets.

The independent manufacturers of docking hardware and manipulators that compete with us include Reid-Ashman Manufacturing and Microhandling GmbH, each of which manufactures docking hardware and manipulators. The ATE manufacturers that compete with us in the sale of docking hardware and universal manipulators include Credence Systems, LTX, Schlumberger and Teradyne, who are also our customers.

Our principal competitors for temperature management products are Thermonics, Trio-Tech International and ERS Elektronik GmbH. The independent manufacturers of tester interface products that compete with us include Cerprobe, a division of Kulicke & Soffa, Synergetix, a division of IDI, and Xandex. ATE manufacturers that compete with us in the sale of tester interface products include Credence Systems, LTX and Teradyne.

BACKLOG

At December 31, 2000, our backlog of unfilled orders for all products was approximately $22.3 million compared with approximately $15.2 million at December 31, 1999. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in the current fiscal year. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2000, we had 386 full time employees, including 225 in manufacturing operations, 120 in customer support/operations and 41 in administration. These figures include approximately 40 temporary employees, primarily in manufacturing jobs. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

During the first quarter of 2001, we reduced our workforce by 77 employees as a part of a cost containment program which we recently implemented. Of these employees, 71 were in manufacturing operations, 5 in customer support/operations and 1 in administration. These figures included approximately 35 temporary employees.

inTEST Corporation
Annual Report on Form 10-K

Item 2:   PROPERTIES

At December 31, 2000, we leased 12 facilities worldwide. We relocated our Sunnyvale, California and Tokyo, Japan operations during the first quarter of 2000. During the third quarter of 2000, we leased a facility in Germany. During the fourth quarter of 2000, we moved our headquarters, manufacturing and warehouse facility in New Jersey to a larger facility and we signed a lease for a larger facility for our Temptronic operation. During the first quarter of 2001, we expanded our Thame, U.K. operation and signed a lease for a larger facility for our Singapore operation. We plan to move both our Temptronic operation in Massachusetts and our Singapore operation to their larger facilities during the second quarter of 2001. We believe that additional space to meet our current and foreseeable future needs is readily available.

The following chart provides information regarding each of the principal facilities with square footage in excess of 15,000 which we occupied, or for which we had signed leases, at December 31, 2000.

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	121,700	Corporate headquarters and design, manufacturing, service and sales -- manipulator and docking hardware products.
Newton, MA(1)	8/01	44,000	Current design, manufacturing, service and sales -- temperature management systems.
Sharon, MA(2)	2/11	62,400	Future site of design, manufacturing, service and sales -- temperature management systems.
Sunnyvale, CA	12/04	18,300	Design, manufacturing, service and sales -- tester interface products

(1)  Site to be vacated prior to lease expiration.
(2)  Site to be occupied on or about May 15, 2001.

Item 3:   LEGAL PROCEEDINGS

From time to time we are a party to legal proceedings. We are not currently involved in any legal proceedings the resolution of which could have a material effect on our business, our financial position or our results of operations.

Item 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote during the fourth quarter of 2000.

inTEST Corporation
Annual Report on Form 10-K

PART II:

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
	High	Low
1999
First Quarter	$ 8.25	$ 5.25
Second Quarter	7.75	3.63
Third Quarter	11.25	6.50
Fourth Quarter	20.38	6.63

2000
First Quarter	$26.25	$16.44
Second Quarter	24.50	14.00
Third Quarter	18.88	8.00
Fourth Quarter	11.13	5.00

On March 15, 2001, the closing price for our common stock as reported on the Nasdaq National Market was $6.63. As of March 15, 2001, we had 8,656,757 shares outstanding that were held of record by approximately 1,000 shareholders.

We have not paid dividends on our common stock since our initial public offering, and we do not plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our board of directors. In addition, our current credit agreement prohibits us from paying cash dividends without the lender's prior consent.

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

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except share and per share data)
Consolidated Statement of Earnings Data:

Net revenues	$87,651	$53,585	$36,058	$40,014	$36,259
Gross margin	39,556	26,710	17,188	20,914	20,512
Operating income	10,909	7,327	2,076	5,840	7,211
Net earnings	6,379	6,133	1,058	4,223	5,613
Net earnings per common share (1997 and 1996 information is pro forma):
Basic	.78	.76	.14	.55	.82
Diluted	.75	.74	.14	.54	.76
Weighted average common shares outstanding (1997 and 1996 information is pro forma)
Basic	8,201	8,084	7,669	6,531	5,325
Diluted	8,470	8,266	7,822	6,697	5,688

	As of December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents	$ 5,680	$12,047	$ 8,637	$12,138	$ 3,840
Working capital	26,768	20,784	15,068	16,826	6,513
Total assets	46,529	43,015	32,201	31,290	16,018
Long-term debt, less current portion	-	133	262	427	1,312
Total stockholders' equity	38,398	31,458	25,062	21,037	7,767

The 1996 and 1997 net earnings per common share and weighted average share data are presented on a pro forma basis to reflect our results as if we had been taxed as a C corporation for all of 1996 and 1997 and as if we had acquired our minority interests in three foreign subsidiaries on January 1, 1996, rather than on June 20, 1997, the actual date of acquisition.

The selected financial data gives retroactive effect to our merger with Temptronic Corporation on March 9, 2000. The merger has been accounted for using the pooling-of-interests method of accounting.

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new or expanding existing semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past five years, with downward cycles in 1996 and 1998, and up cycles in 1997, 1999 and 2000. During the fourth quarter of 2000, demand for ATE entered another cyclical downturn. We cannot be sure as to the length and depth of this current downturn and when the next cyclical growth phase will occur.

In response to this downturn, we reduced our worldwide workforce by 20%, or 77 people, during the first quarter of 2001. In addition, we have implemented a worldwide salary freeze, put a hold on new hires and implemented additional cost controls on other expenditures with the goal of reducing our overall operating expenditures by 10%.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our manipulator, docking hardware and tester interface product sales have been directly to semiconductor manufacturers, with our end user sales typically in the range of 65% to 75% of our net revenues. In the past year, many semiconductor manufacturers have begun to show a preference for purchasing the various components of the ATE (excluding temperature management systems) they need from a single source. Typically, this source is the manufacturer of the largest and most expensive components of the ATE system, the tester manufacturer. During 2000, OEM sales as a percentage of net revenues increased from 33% to 41% for manipulator and docking hardware products and from 21% to 42% for tester interface products and we expect that OEM sales as a percentage of net revenues will continue to increase in the future for these product segments. The impact of this increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from the end users' capital expenditure budgets. Certain portions of our business, however, are less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of our products for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales.

Please refer to the section entitled "Risks That Could Affect Future Results" below for a further discussion of important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Significant Events

On March 9, 2000, we acquired Temptronic Corporation. The acquisition was in the form of a merger of Temptronic into a subsidiary of ours, and was accounted for as a pooling of interests. Temptronic designs, makes, sells and services high-performance temperature management systems used in the testing of ICs and other electronic products. These temperature management systems are complementary to the manipulator, docking hardware and tester interface products manufactured by us prior to the merger and expand our line of product offerings to our customer base.

On August 3, 1998, we acquired all of the outstanding capital stock of TestDesign Corporation, a privately held California corporation. TestDesign is engaged in the design and manufacture of tester interface products used by the semiconductor industry. The purchase price was $4.4 million in cash and 625,000 shares of our common stock. Subsequent to the acquisition, TestDesign was renamed "inTEST Sunnyvale Corporation."

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis for the company as a whole and includes discussion of factors unique to each product segment where significant to an understanding of such business.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues. Net revenues were $87.7 million for 2000 compared to $53.6 million for 1999, an increase of $34.1 million or 64%. We believe that the significant increase in net revenues over the comparable prior period is principally the result of growth in the demand for ATE that continued through most of 2000 as compared to 1999.

Gross Margin. Gross margin decreased to 45% in 2000 from 50% in 1999. The decline in gross margin was primarily the result of increased material costs coupled with higher levels of fixed manufacturing costs and, to a lesser extent, for manipulator and docking hardware products as well as tester interface products, an increase in the percentage of OEM sales in 2000 compared to 1999. The increase in material costs was mainly the result of significant additions to our obsolescence reserve and, to a lesser extent, higher costs to purchase certain component materials, such as aluminum, as well as increases in fabrication costs. The additions to our obsolescence reserve were made against certain recently discontinued product lines, as well as other products where we do not see significant future demand relative to current inventory levels. We believe the increase in fabrication costs is the result of higher demand for fabrication in most of the markets where we operate. The increase in fixed manufacturing costs is primarily the result of increased levels of salary expense due to additional operations staff hired in late 1999 and 2000 in response to increased business activity as well as salary increases for existing staff, combined with higher facility and depreciation costs primarily resulting from the relocation of certain of our manufacturing facilities in the U.S. in order to significantly increase our manufacturing capacity. We believe this increased capacity coupled with additional expansions planned for 2001 will enable us to meet the demand for our products in the foreseeable future. The decline in gross margin was partially offset by the absorption of fixed manufacturing costs over significantly higher net revenue levels in 2000 compared to 1999.

Selling Expense. Selling expense was $11.7 million for 2000 compared to $8.4 million for 1999, an increase of $3.3 million or 39%. We attribute the increase primarily to increased commission expense related to the higher sales levels in 2000, as well as higher levels of salary and benefits expense for new and existing staff. To a lesser extent, higher levels of warranty expense, travel costs, freight and advertising expenditures also contributed to the increase in selling expense.

Engineering and Product Development Expense. Engineering and product development expense was $6.6 million for 2000 compared to $4.9 million for 1999, an increase of $1.7 million or 35%. We attribute the increase primarily to the salary and benefits expense of additional engineering and technical staff and, to a lesser extent, increased spending on product development materials and fees for technical consultants associated with new product development.

General and Administrative Expense. General and administrative expense was $7.3 million for 2000 compared to $6.1 million for 1999, an increase of $1.2 million or 19%. We attribute the increase primarily to increases in incentive compensation for existing staff and, to a lesser extent, increases in professional fees and travel costs. These increases were partially offset by the receipt of $300,000 in settlement of patent infringement litigation, which was recorded as a reduction of legal expense.

Merger-related Costs. Merger-related costs resulting from our merger with Temptronic Corporation were $2.7 million, which consisted primarily of fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs.

Write-off of Deferred Offering Costs. During September 2000, we withdrew our registration statement for the offering of 2.0 million shares of our common stock, 1.0 million of which were to be offered by us and 1.0 million by certain of our stockholders. Approximately $415,000 of costs related to the withdrawn offering, which consisted primarily of professional fees, printing costs and roadshow costs, were expensed during the third quarter of 2000.

Other Income (Expense). Other income (expense) was $670,000 for 2000 compared to $231,000 for 1999, an increase of $439,000 or 190%. We attribute the increase to the reduction in interest expense resulting from debt retirements early in 2000, combined with an increase in interest income in 2000 from higher average balances of cash and cash equivalents in 2000 compared to 1999 and an increase in other miscellaneous income.

Income Tax Expense. Income tax expense increased to $5.2 million for 2000 from $1.4 million for 1999. Our effective tax rate for 2000 was 45% compared to 19% for 1999. The significant increase in the effective tax rate is primarily due to $2.3 million of non-tax deductible merger-related costs incurred in 2000, which significantly increased the 2000 effective tax rate, combined with a $1.4 million reduction in the valuation allowance in 1999, which significantly reduced the 1999 effective tax rate. The reduction in the valuation allowance was based on management's assessment of our ability to realize the deferred tax assets.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Revenues. Net revenues were $53.6 million for 1999 compared to $36.1 million for 1998, an increase of $17.5 million or 49%. The significant increase in net revenues over the comparable prior period results from the turnaround in the demand for ATE in 1999 previously described. Net revenues for 1999, excluding the net revenues of inTEST Sunnyvale, formerly TestDesign Corporation, which was acquired on August 3, 1998, increased $10.8 million or 31% over 1998.

Gross Margin. Gross margin increased to 50% for 1999 from 48% in 1998. The improvement in gross margin resulted primarily from the absorption of fixed manufacturing costs over significantly higher net revenue levels in 1999 compared to 1998. Also contributing to the improvement in the gross margin were production methodology improvements implemented in 1999 by Temptronic, which were offset, in part, by increases in fixed manufacturing costs, resulting from manufacturing capacity increases in 1999 and the acquisition of inTEST Sunnyvale. During the third quarter of 1999, we added a machining operation in Cherry Hill, New Jersey and commenced manufacturing operations in Singapore. Both of these additions had a negative impact on our gross margin because these operations were not fully functional until late in the fourth quarter of 1999.

Selling Expense. Selling expense was $8.4 million for 1999 compared to $7.0 million for 1998, an increase of $1.4 million or 21%. We attribute the increase to several factors, including the salary expense of new sales and marketing staff, as well as salary increases for existing staff, increased expenditures for travel, higher levels of both warranty and freight costs and increased spending on advertising.

Engineering and Product Development Expense. Engineering and product development expense was $4.9 million for 1999 compared to $4.1 million for 1998, an increase of $802,000 or 20%. We attribute the increase primarily to the additional salary expense of the inTEST Sunnyvale engineering and technical staff. To a lesser extent, increased costs of materials used in product development and travel expenses to facilitate collaboration among our several offices contributed to the overall increases in this expense category. Offsetting these increases were reductions in spending on third-party product development consultants and reductions in engineering and technical staff by Temptronic.

General and Administrative Expense. General and administrative expense was $6.1 million for 1999 compared to $4.1 million for 1998, an increase of $2.0 million or 50%. We attribute the increase primarily to increases in administrative salary expense due to staffing additions, including the staff of inTEST Sunnyvale, and salary and incentive compensation increases for existing staff, legal costs related to our patent infringement suit and for the filing of new patents and maintenance on existing patents worldwide, settlement costs of threatened litigation relating to a Temptronic personnel matter that occurred prior to our acquisition of Temptronic, and amortization of goodwill related to the acquisition of inTEST Sunnyvale.

Other Income (Expense). Other income (expense) was $231,000 for 1999 compared to $163,000 for 1998, an increase of $68,000 or 42%. We attribute the increase to the reduction in interest expense resulting from debt retirements during 1999, which were partially offset by reduced interest income in 1999 from lower average balances of cash and cash equivalents in 1999 compared to 1998.

Income Tax Expense. Income tax expense increased to $1.4 million for 1999 from $1.2 million for 1998, an increase of $244,000. Our effective tax rate was 19% for 1999 compared to 53% for 1998. The significant decline in the effective tax rate was primarily due to the $1.4 million reduction in the valuation allowance in 1999. The valuation allowance was reduced based on management's assessment of our ability to realize the deferred tax assets. The 1998 rate was negatively affected by the nonrecognition of a current tax benefit on a portion of Temptronic's operating loss.

Liquidity and Capital Resources

Net cash used in operations for the year ended December 31, 2000 was $1.9 million. Accounts receivable increased $4.9 million from December 31, 1999 to December 31, 2000 due to the increase in sales activity throughout 2000. Inventories increased $4.6 million, also as a result of the increased sales activity as we made purchases for future product shipments. Other current assets decreased $431,000, primarily as a result of the expensing of previously capitalized merger-related costs. Accounts payable decreased $543,000 due to the timing of payments to vendors. Accrued expenses increased $581,000 primarily as a result of additional accruals for salaries, incentive compensation, sales commissions, merger-related costs and warranty expense. Domestic and foreign income taxes payable decreased $1.8 million as a result of significant estimated tax payments made during the fourth quarter of 2000.

Purchases of machinery and equipment were $4.1 million for the year ended December 31, 2000, which consisted primarily of improvements to our domestic facilities. During this period we spent approximately $556,000 on equipment, $279,000 on leasehold improvements and $270,000 on furnishings at our new facility for our inTEST Sunnyvale operation, which relocated during the first quarter of 2000. In addition, during the fourth quarter of 2000, we relocated our headquarters and primary manufacturing facility and spent approximately $1.1 million on leasehold improvements, $548,000 on equipment, and $477,000 on furnishings. We plan to relocate our UK manufacturing facility during the first quarter of 2001, and we estimate the total cost of leasehold improvements and other costs associated with the move will be approximately $200,000. We plan to keep our existing UK manufacturing facility and convert it into a machine shop during the second quarter of 2001 to support the fabrication needs of our UK manufacturing operation. We estimate the cost to convert the existing facility and purchase the equipment to be approximately $306,000. We plan to relocate our Singapore manufacturing facility during the second quarter of 2001 and we estimate the total cost of leasehold improvements and other costs associated with the move will be approximately $170,000. We plan to relocate our Temptronic subsidiary during the second quarter of 2001, and we estimate that the total cost of leasehold improvements and other costs associated with the move will be approximately $1.0 million. In addition we spent approximately $452,000 on manufacturing and computer equipment at various other domestic operations during the year, including approximately $123,000 for demonstration equipment related to a recently redesigned product for our Temptronic subsidiary and $30,000 as a deposit on an additional coordinate measuring machine for our Cherry Hill location. We expect delivery and final payment for this equipment of approximately $190,000 to occur in the first quarter of 2001.

Other long-term assets decreased $921,000 for the year ended December 31, 2000 primarily as a result of the liquidation of life insurance policies held on certain former Temptronic officers and directors.

Net cash used in financing activities for the year ended December 31, 2000 was $1.1 million. During this period, we repaid approximately $1.2 million under revolving lines of credit as well as $256,000 of long-term debt acquired as a result of the merger with Temptronic. During the same period we received $227,000 from the exercise of stock options held by employees.

As of December 31, 2000, we had a $5.0 million committed, unsecured line of credit. This line of credit is due to expire June 30, 2001. Based upon our projected operating results for 2001, coupled with our historic results of operations, we believe that this line of credit will be renewed in 2001 by the bank which granted it. This facility has been renewed each year since the original credit agreement was signed in 1992.

We believe that our existing cash balances and line of credit plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, future acquisitions may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We do not anticipate paying dividends in the foreseeable future. Under the terms of our current credit agreement, any payment of dividends would require the prior consent of the lender.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These factors may also cause our future results to differ materially from our prior results.

Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology, and include, but are not limited to, statements made in this Report regarding:

    developments and trends in the IC and ATE industries;
    future acquisitions;
    costs and timing of completion and integration of our acquisitions;
    our cost-containment initiatives;
    the development of new products and technologies by us or our competitors;
    the availability of materials used to manufacture our products;
    the availability of qualified personnel;
    the costs associated with the expansion of facilities;
    general economic conditions;
    net revenues generated by foreign subsidiaries;
    exchange rate fluctuations and the use of forward exchange rate contracts;
    merger related costs;
    the increasing use of front-end testing by semiconductor manufacturers;
    cost overruns incurred in the expansion and relocation of our operations;
    stock price fluctuations;
    the anticipated market for our products; and
    the sufficiency of cash balances, lines of credit and net cash from operations.

Our sales reflect the cyclicality of the semiconductor industry, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downtown. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have caused in the past, and will likely cause in the future, our operating results to fluctuate. The current cyclical downturn in the semiconductor industry has slowed demand for our products. Our sales and operating results will likely be reduced during this downturn.

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

During the last three years, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, or that may cause fluctuations or losses in the future, include:

    competitive pricing pressures;
    delays in shipments of our products;
    the mix of our products sold;
    the mix of customers and geographic regions where we sell our products;
    changes in our fixed costs;
    costs associated with the development of our proprietary technology;
    costs and timing of completion and integration of our acquisitions;
    the timing of additional selling, general and administrative expenses to support our new business;
    our ability to obtain raw materials or fabricated parts when needed; and
    cancellation or rescheduling of orders by our customers.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

If we are not able to control our operating expenses during a cyclical downturn, our operating margins will be reduced.

Due to the current cyclical downturn, we have implemented cost containment strategies with a goal of reducing our operating expenses by 10%. These strategies include workforce reductions at all of our domestic manufacturing facilities, a worldwide salary freeze, a hold on all new hires and additional cost controls on other expenditures. We may not be successful in reaching our goal of reducing our operating expenses by 10% and, if we are not able to control our operating expenses, they could increase and our operating margins will be reduced.

We intend to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited.

A key element of our growth strategy is to acquire businesses, technologies or products that expand and complement our current businesses. We may not be able to execute our acquisition strategy if:
    we are unable to identify suitable businesses or technologies to acquire;
    we do not have access to required capital at the necessary time; or
    we are unwilling or unable to outbid larger, more resourceful companies.

Our acquisition strategy involves financial and management risks which may adversely affect our earnings in the future.

If we acquire additional businesses, technologies or products, we will face the following additional risks:
    future acquisitions could divert management's attention from daily operations or otherwise require additional management, operational and financial resources;
    we might not be able to integrate future acquisitions into our business successfully or operate acquired businesses profitably;
    we may realize substantial acquisition related expenses, including the amortization of goodwill, which would reduce our net earnings in future years; and
    our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies that we acquire.

If any of the events described above occur, our earnings could be reduced. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, we would dilute our existing stockholders' interests and our earnings per share may decrease. If we issue debt in connection with any future acquisitions, lenders may impose covenants on use which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

Our industry is subject to rapidly evolving technological change, and our business prospects would be hurt if we are unable to respond to innovation in the semiconductor industry.

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the rapid changes needed in automatic testing systems to respond to developments in the semiconductor industry, are likely to continue. We cannot assure you that we will be successful in developing, manufacturing or selling products that will satisfy customer needs or attain market acceptance. Our failure to provide products that meet customer needs or gain market acceptance will hurt our business prospects.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2001 and 2017, and we have pending applications for additional patents. Some of our products utilize proprietary technology that is not covered by patent or similar protection, and in many cases, cannot be protected. We cannot be certain that:

any additional patents will be issued on our applications;

    any patents we own now or in the future will protect our business against competitors that develop similar technology or products;
    our patents will be held valid if they are challenged or subjected to reexamination or reissue;
    others will not claim rights to our patented or other proprietary technologies; or
    others will not develop technologies which are similar to, or can compete with, our unpatented proprietary technologies.

If we cannot obtain patent or other protection for our proprietary technologies, our ability to compete in our markets could be impaired.

Claims of intellectual property infringement by or against us could seriously harm our businesses.

From time to time, we may be forced to respond to or prosecute intellectual property infringement claims to defend or protect our rights or a customer's rights. These claims, regardless of merit, may consume valuable management time, result in costly litigation or cause product shipment delays. Any of these factors could seriously harm our business and operating results. We may have to enter into royalty or licensing agreements with third parties who claim infringement. These royalty or licensing agreements, if available, may be costly to us. If we are unable to enter into royalty or licensing agreements with satisfactory terms, our business could suffer. In instances where we have had reason to believe that we may be infringing the patent rights of others, or that someone may be infringing our patent rights, we have asked our patent counsel to evaluate the validity of the patents in question, as well as the potentially infringing conduct. If we become involved in a dispute, neither the third parties nor the courts are bound by our counsel's conclusions.

Our business will suffer if we cannot compete successfully with manufacturers whose products are similar to ours.

We compete with numerous manufacturers, many of whom have greater financial resources and more extensive design and production capabilities that we do. Some of our principal competitors in the sale of manipulator, docking and tester interface products are Reid-Ashman Manufacturing, Microhandling GmbH, Credence Systems, LTX, Schlumberger, Teradyne and Cerprobe. Some of our principal competitors in the sale of temperature-management products are Trio-Tech International, Thermonics and ERS Elektronik GmbH. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer satisfaction worldwide. If we are not able to compete successfully, our business will suffer.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Our ten largest customers accounted for approximately 55% of net revenues in 2000, although no one customer accounted for 10% or more of our net revenues in 2000. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and certain other key employees. Generally, we do not have employment agreements with any of our executive officers or other key employees, although we entered into an employment agreement with the President and Chief Executive Officer of Temptronic in connection with our merger with Temptronic. Our future success will depend, in part, upon our ability to retain our managers, engineers and other key employees. Our business could suffer if we were unable to retain one or more of our senior officers or other key employees.

A substantial portion of our operations exists outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 16% of consolidated net revenues in both 2000 and 1999. Export sales from our U.S. manufacturing facilities totaled $22.9 million, or 26% of consolidated net revenues in 2000 and $15.9 million, or 30% in 1999. The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 9% in 2000, 10% in 1999 and 13% in 1998. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the economic instability in the Asia-Pacific region has not had a material adverse effect on our order backlog, financial condition, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our results of operations. We expect our international revenues will continue to represent a significant portion of total net revenues. To date, we have not experienced significant problems in our foreign operations. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
    political and economic instability in foreign countries;
    the imposition of financial and operational controls and regulatory restrictions by foreign governments;
    the need to comply with a wide variety of U.S. and foreign import and export laws;
    trade restrictions;
    changes in tariffs and taxes;
    longer payment cycles;
    fluctuations in currency exchange rates; and
    the greater difficulty of administering business abroad.

We conduct business in foreign currencies, and fluctuations in the values of those currencies could result in foreign exchange losses.

In 2000, approximately 4% of our net revenues were dominated in Japanese yen, approximately 7% were dominated in British pounds, and less than 1% were dominated in German deutsche marks (our operation in Germany commenced in August 2000). Fluctuations in the values of these currencies could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen, British pound or German deutsche mark (or the Euro beginning in 2002) in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operations. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations (which commenced in August 2000) as a portion of total sales are in German deutsche marks while inventory purchases are in U.S. dollars. We will also have a similar exposure in our Singapore operations as our manufacturing operations expand, because our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar and German deutsche mark.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of December 31, 2000, there were no forward exchange rate contracts outstanding.

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

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

inTEST Corporation
Annual Report on Form 10-K

PART III:

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item will be filed not later than April 30, 2001 by an amendment to this Report or incorporation by reference to the proxy statement for our 2001 Annual Meeting of Stockholders.

Item 11:   EXECUTIVE COMPENSATION

The information required by this item will be filed not later than April 30, 2001 by an amendment to this Report or incorporation by reference to the proxy statement for our 2001 Annual Meeting of Stockholders.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be filed not later than April 30, 2001 by an amendment to this Report or incorporation by reference to the proxy statement for our 2001 Annual Meeting of Stockholders.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be filed not later than April 30, 2001 by an amendment to this Report or incorporation by reference to the proxy statement for our 2001 Annual Meeting of Stockholders.

inTEST Corporation
Annual Report on Form 10-K

PART IV:

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

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

On December 29, 2000, we filed a Report on Form 8-K providing information responsive to the requirements of Items 5 and 7 of that form regarding the anticipated financial results for that quarter.

(c)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.*
3.2	By Laws.*
10.1	Loan Agreement dated November 16, 2000 between PNC Bank, National Association and the Company.
10.2	Note payable to PNC Bank, National Association dated November 1, 2000.
10.3	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000.**
10.4	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company.***
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000.
10.6	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels.*
10.7	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.****
10.8	Incentive Stock Option dated October 26, 1998 granted by Temptronic Corporation to William M. Stone under the Temptronic Corporation 1998 Incentive and Non- Statutory Stock Option Plan.****
10.9	Non-Statutory Option granted by Temptronic Corporation to William M. Stone, dated June 9, 1997.****
10.10	Amended and Restated 1997 Stock Plan.*****
10.11	Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.****
10.12	Amendment to Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.******
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

- 20 -

*	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
**	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
***	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
****	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
*****	Previously filed as an appendix to the Company's proxy statement filed June 30, 2000, and incorporated herein by reference.
******	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2001

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 30, 2001

/s/ Daniel J. Graham Daniel J. Graham, Vice Chairman, Senior Vice President	March 30, 2001

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 30, 2001

/s/ William M. Stone William M. Stone, Director	March 30, 2001

/s/ Richard O. Endres Richard O. Endres, Director	March 30, 2001

/s/ Stuart F. Daniels Stuart F. Daniels, Director	March 30, 2001

/s/ Gregory W. Slayton Gregory W. Slayton, Director	March 30, 2001

/s/ Douglas W. Smith Douglas W. Smith, Director	March 30, 2001

/s/ James J. Greed, Jr. James J. Greed, Jr, Director	March 30, 2001

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.*
3.2	By Laws.*
10.1	Loan Agreement dated November 16, 2000 between PNC Bank, National Association and the Company.
10.2	Note payable to PNC Bank, National Association dated November 1, 2000.
10.3	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000.**
10.4	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company.***
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000.
10.6	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels.*
10.7	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.****
10.8	Incentive Stock Option dated October 26, 1998 granted by Temptronic Corporation to William M. Stone under the Temptronic Corporation 1998 Incentive and Non- Statutory Stock Option Plan.****
10.9	Non-Statutory Option granted by Temptronic Corporation to William M. Stone, dated June 9, 1997.****
10.10	Amended and Restated 1997 Stock Plan.*****
10.11	Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.****
10.12	Amendment to Employment Agreement dated March 9, 2000 between William M. Stone and Temptronic Corporation.******
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

*	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.

**	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.

***	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.

****	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.

*****	Previously filed as an appendix to the Company's proxy statement filed June 30, 2000, and incorporated herein by reference.

******	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2000, filed November 14, 2000, and incorporated herein by reference.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, comprehensive earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 2000. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Philadelphia, Pennsylvania
February 19, 2001

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Dec. 31,   Dec. 31,
                                                                     2000       1999
                                                                   ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                         $ 5,680    $12,047
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $241 and $239, respectively                 14,752     10,020
  Inventories                                                        12,559      7,972
  Deferred tax asset                                                  1,287      1,271
  Refundable domestic and foreign income taxes                          158          -
  Other current assets                                                  463        898
                                                                    -------    -------
     Total current assets                                            34,899     32,208
                                                                    -------    -------
Property and equipment:
  Machinery and equipment                                             9,856      7,279
  Leasehold improvements                                              2,750      1,420
                                                                    -------    -------
                                                                     12,606      8,699
  Less: accumulated depreciation                                     (7,519)    (6,002)
                                                                    -------    -------
     Net property and equipment                                       5,087      2,697
                                                                    -------    -------
Cash surrender value of life insurance                                    -      1,067
Deferred tax asset                                                      210        350
Other assets                                                            407        288
Goodwill, net of accumulated amortization of $1,259
   and $780, respectively                                             5,926      6,405
                                                                    -------    -------
     Total assets                                                   $46,529    $43,015
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                             $     -    $ 1,241
  Accounts payable                                                    4,563      5,195
  Accrued expenses                                                    3,568      3,011
  Current portion of long-term debt                                       -        123
  Domestic and foreign income taxes payable                               -      1,854
                                                                    -------    -------
     Total current liabilities                                        8,131     11,424
                                                                    -------    -------
Long-term debt, net of current portion                                    -        133
                                                                    -------    -------
     Total liabilities                                                8,131     11,557
                                                                    -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,658,511 and 8,630,980 shares issued, respectively                 87         86
  Additional paid-in capital                                         22,328     21,872
  Retained earnings                                                  19,456     13,077
  Accumulated other comprehensive income (loss)                        (300)        14
  Deferred compensation                                                 (98)      (139)
  Note receivable from Equity Participation Plan                     (3,075)    (3,228)
  Treasury stock, at cost; 0 and 55,557 shares, respectively              -       (224)
                                                                    -------    -------
     Total stockholders' equity                                      38,398     31,458
                                                                    -------    -------
     Total liabilities and stockholders' equity                     $46,529    $43,015
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     ------------------------------
                                                       2000        1999      1998
                                                     -------     --------  --------
Net revenues                                         $87,651     $53,585    $36,058
Cost of revenues                                      48,095      26,875     18,870
                                                     -------     -------    -------
      Gross margin                                    39,556      26,710     17,188
                                                     -------     -------    -------
Operating expenses:
   Selling expense                                    11,711       8,418      6,976
   Engineering and product development
    expense                                            6,576       4,864      4,062
   General and administrative expense                  7,273       6,101      4,074
   Merger-related costs                                2,672           -          -
   Write-off of deferred offering costs                  415           -          -
                                                     -------     -------    -------
      Total operating expenses                        28,647      19,383     15,112
                                                     -------     -------    -------
Operating income                                      10,909       7,327      2,076
                                                     -------     -------    -------
Other income (expense):
   Interest income                                       493         348        455
   Interest expense                                      (31)       (229)      (356)
   Other                                                 208         112         64
                                                     -------     -------    -------
      Total other income                                 670         231        163
                                                     -------     -------    -------
Earnings before income taxes                          11,579       7,558      2,239
Income tax expense                                     5,200       1,425      1,181
                                                     -------     -------    -------
      Net earnings                                   $ 6,379     $ 6,133    $ 1,058
                                                     =======     =======    =======

Net earnings per common share-basic                    $0.78       $0.76      $0.14

Weighted average common shares outstanding-
  basic                                            8,201,029   8,084,398  7,668,911

Net earnings per common share-diluted                  $0.75       $0.74      $0.14

Weighted average common shares and common share
  equivalents outstanding-diluted                  8,469,910   8,265,537  7,822,088

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands, except share and per share data)

                                                         Years Ended December 31,
                                                       ---------------------------
                                                         2000     1999      1998
                                                       -------   ------    ------

Net earnings                                           $6,379    $6,133    $1,058

Foreign currency translation adjustments                 (314)       49        77
                                                       ------    ------    ------

Comprehensive earnings                                 $6,065    $6,182    $1,135
                                                       ======    ======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

                                                        Accum.
                                                        Other
                       Common Stock   Addt'l            Comp.              Equity               Total
                     ---------------- Paid-In Retained  Income   Deferred   Part.   Treasury Stockholders'
                      Shares   Amount Capital Earnings  (Loss)     Comp.  Plan Note   Stock     Equity
                     --------- ------ ------- -------- --------- -------- --------- -------- -------------

Balance, 1/1/98      7,968,680  $  80 $19,310  $ 5,886   $(112)   $ (411)  $(3,492)   $(224)   $21,037

Net earnings                 -      -       -    1,058       -         -         -        -      1,058
Other comprehen-
  sive income                -      -       -        -      77         -         -        -         77
Deferred
  compensation               -      -      47        -       -       (47)        -        -          -
Amortization of
  deferred
  compensation               -      -       -        -       -        93         -        -         93
Elimination of
  deferred comp-
  ensation related
  to stock options
  forefeited                 -      -    (110)       -       -       110         -        -          -
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       125        -        125
Stock options
  exercised              4,162      -       -        -       -         -         -        -          -
Issuance of common
  stock in connec-
  tion with the
  Acquisition          625,000      6   2,666        -       -         -         -        -      2,672
                     ---------  ----- -------  -------   -----    ------   -------    -----    -------

Balance, 12/31/98    8,597,842     86  21,913    6,944     (35)     (255)   (3,367)    (224)    25,062

Net earnings                 -      -       -    6,133       -         -         -        -      6,133
Other comprehen-
  sive income                -      -       -        -      49         -         -        -         49
Amortization of
  deferred
  compensation               -      -       -        -       -        75         -        -         75
Elimination of
  Deferred comp-
  ensation related
  to stock options
  forfeited                  -      -     (41)       -       -        41         -        -          -
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       139        -        139
Stock options
  exercised             33,138      -       -        -       -         -         -        -          -
                     ---------  ----- -------  -------   -----    ------   -------    -----    -------

Balance, 12/31/99    8,630,980     86  21,872   13,077      14      (139)   (3,228)    (224)    31,458

Net earnings                 -      -       -    6,379       -         -         -        -      6,379
Other comprehen-
  sive loss                  -      -       -        -    (314)        -         -        -       (314)
Amortization of
  deferred
  compensation               -      -       -        -       -        41         -        -         41
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       153        -        153
Stock options
  exercised             83,088      1     226        -       -         -         -        -        227
Tax benefit from
  exercise of
  stock options              -      -     454        -       -         -         -        -        454
Retirement of
  treasury stock       (55,557)     -    (224)       -       -         -         -      224          -
                     ---------  ----- -------  -------   -----    ------   -------    -----    -------

Balance, 12/31/00    8,658,511  $  87 $22,328  $19,456   $(300)   $  (98)  $(3,075)   $   -    $38,398
                     =========  ===== =======  =======   =====    ======   =======    =====    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                 2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES                           -------   -------   -------
  Net earnings                                                 $ 6,379   $ 6,133   $ 1,058
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation                                                 1,595       950       822
    Amortization of goodwill                                       479       479       252
    Tax benefit from exercise of stock options                     454         -         -
    Deferred taxes                                                 124    (1,377)      259
    Foreign exchange (gain) loss                                   (28)      (36)       52
    Deferred compensation relating to stock options                 41        75        93
    Loss on disposal of assets                                      16         -         -
    Changes in assets and liabilities, net of
     effects of Acquisition:
      Trade accounts and notes receivable                       (4,901)   (4,189)    2,831
      Inventories                                               (4,604)   (2,080)      605
      Proceeds from sale of demonstration equipment,
       net of gain                                                  17        85       251
      Refundable domestic and foreign income taxes                (158)      977      (750)
      Other current assets                                         431      (481)      111
      Accounts payable                                            (543)    3,045    (1,284)
      Domestic and foreign income taxes payable                 (1,824)    1,785    (1,262)
      Accrued expenses                                             581     1,561      (724)
                                                               -------   -------   -------
Net cash provided by (used in) operating activities             (1,941)    6,927     2,314
                                                               -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                      -         -    (4,629)
  Purchase of machinery and equipment                           (4,050)   (1,596)     (972)
  Other long-term assets                                           921      (100)      229
                                                               -------   -------   -------
Net cash used in investing activities                           (3,129)   (1,696)   (5,372)
                                                               -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                              (1,241)   (1,784)     (221)
  Proceeds from long-term debt                                       -         -        21
  Repayment of long-term debt                                     (256)     (156)     (391)
  Note receivable repayments from Equity Participation Plan        153       139       125
  Proceeds from stock options exercised                            227         -         -
                                                               -------   -------   -------
Net cash used in financing activities                           (1,117)   (1,801)     (466)
                                                               -------   -------   -------
Effects of exchange rates on cash                                 (180)      (20)       23
                                                               -------   -------   -------
Net cash provided by (used in) all activities                   (6,367)    3,410    (3,501)
Cash and cash equivalents at beginning of period                12,047     8,637    12,138
                                                               -------   -------   -------
Cash and cash equivalents at end of period                     $ 5,680   $12,047   $ 8,637
                                                               =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Details of Acquisition:
  Fair value of assets acquired, net of cash acquired                              $ 2,003
  Liabilities assumed                                                                 (549)
  Common stock issued                                                               (2,672)
  Goodwill resulting from Acquisition                                                5,847
                                                                                   -------
Net cash paid for Acquisition                                                      $ 4,629
                                                                                   =======
Cash payments made for:
  Domestic and foreign income taxes                            $6,573    $    59   $ 2,975
  Interest                                                         32        240       358

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

inTEST Corporation (the "Company") is a leading independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs.

The consolidated entity is comprised of inTEST Corporation (parent) and its nine 100% owned subsidiaries: inTEST Limited (Thame, U.K.), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware) (see Note 3), Temptronic Corporation (Delaware), inTEST GmbH (Germany) (operations commenced during August 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

The Company manufactures its products in the U.S., U.K. and Singapore (where the Company commenced manufacturing during September 1999). Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Germany, Japan and Singapore.

On March 9, 2000, the Company completed a merger with Temptronic Corporation ("Temptronic") whereby Temptronic was merged into a wholly-owned subsidiary of the Company. The Company exchanged 2,046,793 shares of its common stock for all of the Temptronic common stock. Each share of Temptronic common stock was exchanged for 0.925 shares of the Company's common stock. In addition, outstanding Temptronic stock options were converted at the same exchange ratio into options to acquire 175,686 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying consolidated financial statements have been retroactively restated to give effect to the merger. Upon consummation of the merger, 55,557 shares of treasury stock held by Temptronic with a cost of $224 were retired. Temptronic also has a 100% owned foreign subsidiary, which is consolidated with Temptronic for reporting purposes.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's historic results of operations as presented in these financial statements may not be indicative of future results, as these future results involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry, dependence upon capital expenditures of semiconductor manufacturers, developments and trends in the IC and ATE industries, changes in general economic, business and financial market conditions, future acquisitions and the Company's ability to successfully integrate its operations with those of the acquired entity, costs associated with future acquisitions and integration of operations, costs associated with the expansion of facilities, the ability to effectively control operating costs, competitive pricing pressures, delays in shipments of products, the mix of products sold, the mix of customers and geographic regions where products are sold, the development of new products and technologies by the Company or its competitors, the availability of materials used to manufacture the Company's products, the availability of qualified personnel, net revenues generated by foreign subsidiaries, exchange rate fluctuations and the use of forward exchange rate contracts, stock price fluctuations, the anticipated market for the Company's products, and the sufficiency of cash balances, lines of credit and net cash from operations.

Cash and Cash Equivalents

Short-term investments, which have maturities of three months or less when purchased, are considered to be cash equivalents and are carried at cost, which approximates market value.

Trade Notes Receivable

Trade notes receivable are due from trade customers in Japan, and have original maturities of less than four months. The notes are non-interest bearing. Trade notes receivable were $193 and $141 at December 31, 2000 and 1999, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Note Receivable from Equity Participation Plan

As a result of the merger with Temptronic, the Company has a note receivable from the Temptronic Corporation Equity Participation Plan ("EPP"). The note was issued on November 6, 1996 with a principal amount of $3.7 million. The note bears interest at 10% and matures on September 30, 2011. The proceeds of the note were used by the EPP to purchase approximately 565,483 shares of common stock at $6.49 per share from certain former stockholders of Temptronic. The Company has agreed to make an annual contribution to the EPP in the amount of the principal plus interest due on the EPP's note (see Note 11).

Credit Risks

The Company grants credit to customers and generally requires no collateral. To minimize its risk, the Company performs ongoing credit evaluations of its customers' financial condition. Bad debt expense (recovery) was $31, $16, and $(4) for the years ended December 31, 2000, 1999 and 1998, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1,595, $950 and $822 for the years ended December 31, 2000, 1999 and 1998, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangibles

Goodwill resulting from the acquisition of the minority interest in three of the Company's foreign subsidiaries and the acquisition of TestDesign (as described in Note 3) is amortized on a straight-line basis over 15 years. Total amortization expense for the years ended December 31, 2000, 1999 and 1998 was $479, $479 and $252, respectively. When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. If an impairment is indicated, the amount of impairment charge would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset. At December 31, 2000, no impairment was indicated.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Net Earnings Per Common Share

Net earnings per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during each year. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents represent stock options and are calculated using the treasury stock method.

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:

	Years Ended December 31,
	2000	1999	1998
Weighted average common shares outstanding -- basic	8,201,029	8,084,398	7,668,911
Potentially dilutive securities:
Employee stock options	268,881	181,139	153,177

Weighted average common shares outstanding -- diluted	8,469,910	8,265,537	7,822,088

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Weighted average common shares outstanding exclude unallocated shares of common stock held by the Company's EPP (see Note 11).

Revenue Recognition

Revenues from sales of products are recognized upon shipment to customers. Service revenues are recognized as the services are performed.

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of the Company's technical staff, as well as product development costs, are expensed as incurred.

Product Warranties

The Company generally provides product warranties and records estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2000, 1999 and 1998 was $1,102, $790 and $601, respectively.

Stock-Based Compensation

The Company accounts for its stock option plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options to employees and non-employee directors when the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date. Compensation expense for stock options granted to non-employees is accounted for based upon the fair value of the options on the date of grant, in accordance with the provisions of SFAS No. 123.

Foreign Currency

The accounts of the foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated within other comprehensive income or loss in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings.

Financial Instruments

The Company's financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of the Company's notes payable and long-term debt approximated their carrying value based upon the rates offered to the Company for similar type arrangements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133 is not expected to have a material effect on the results of operations, financial condition or long-term liquidity of the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B. The Company adopted SAB 101, as amended, in the quarter ended December 31, 2000, as required. The adoption of SAB 101 did not have a material effect on the results of operations, financial condition or long-term liquidity of the Company as of December 31, 2000 and for the year then ended.

(3)   ACQUISITION

On August 3, 1998, the Company acquired all of the outstanding capital stock of TestDesign Corporation ("TestDesign"), a privately held California corporation (the "Acquisition"). Subsequent to the Acquisition, the Company changed the name of TestDesign to inTEST Sunnyvale Corp ("inTEST Sunnyvale"). inTEST Sunnyvale is engaged in the design and manufacture of tester interfaces used by the semiconductor industry. The purchase price was $4.4 million in cash and 625,000 shares of the Company's common stock (subject to certain adjustments).

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   ACQUISITION (Continued)

Although the Company's common stock had a market price of $4.75 per share on the closing date of the transaction, all of the 625,000 shares issued in connection with the Acquisition were subject to legal restrictions on transfer and were valued at a 10% discount to the market price of the shares. In addition, the Company incurred transaction costs of approximately $425 in completing the Acquisition. The following is an allocation of the purchase price:

Cash payment	$4,400
Transaction costs	425
625,000 common shares at $4.28	2,672
7,497
Estimated fair value of identifiable assets acquired net of liabilities assumed	1,650
Goodwill to be amortized over 15 years	$5,847

The Acquisition has been accounted for as a purchase and the results of operations of the acquired business have been included in the Company's consolidated financial statements since the date of the Acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and inTEST Sunnyvale as if the Acquisition had occurred on January 1, 1998:

Year Ended 12/31/98
Pro forma net revenues	$40,318
Pro forma earnings before income taxes	2,105
Pro forma income taxes	1,162
Pro forma net earnings	943

Pro forma net earnings per common share -- basic	$0.12
Pro forma weighted average common shares outstanding -- basic	8,035,349

Pro forma net earnings per common share -- diluted	$0.12
Pro forma weighted average common shares and common
share equivalents outstanding -- diluted	8,188,527

(4)   SEGMENT INFORMATION

The various products the Company designs, manufactures and markets are considered by management to form three reportable segments: manipulator and docking hardware products, temperature management systems and tester interface products. The manipulator and docking hardware segment includes the operations of the Company's Cherry Hill, New Jersey manufacturing facility as well as the operations of three of the Company's foreign subsidiaries: inTEST Limited, inTEST Kabushiki Kaisha, and inTEST PTE, Limited. Sales of this segment consist primarily of manipulator and docking hardware products which the company designs, manufactures and markets, as well as certain other high performance test sockets and interface boards which the Company designs and markets, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Newton, Massachusetts as well as inTEST GmbH. Sales of this segment consist primarily of temperature management systems which the Company designs, manufactures and markets under its Temptronic product line. The tester interface segment includes the operations of inTEST Sunnyvale in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which the Company designs, manufactures and markets under its TestDesign product line.

The Company operates its business worldwide and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   SEGMENT INFORMATION (Continued)

Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods sold to non-manufacturing operations.

	Years Ended December 31,
	2000	1999	1998
Net revenues from unaffiliated customers:
Manipulator and Docking Hardware	$39,556	$26,423	$17,726
Temperature Management	33,505	19,089	16,983
Tester Interface	14,590	8,073	1,349
	$87,651	$53,585	$36,058
Affiliate sales or transfer from:
Manipulator and Docking Hardware	$2,087	$2,049	$1,302
Temperature Management	136	506	459
Tester Interface	1,873	502	19
	$4,096	$3,057	$1,780
Depreciation/amortization:
Manipulator and Docking Hardware	$1,114	$781	$575
Temperature Management	562	495	446
Tester Interface	398	153	53
	$2,074	$1,429	$1,074
Operating income (loss):
Manipulator and Docking Hardware	$ 7,677	$5,477	$2,939
Temperature Management	1,801	1,005	(442)
Tester Interface	1,431	845	(421)
	$10,909	$7,327	$2,076
Earnings (loss) before income taxes:
Manipulator and Docking Hardware	$8,319	$5,884	$3,447
Temperature Management	1,830	829	(787)
Tester Interface	1,430	845	(421)
	$11,579	$7,558	$2,239
Income tax expense (benefit):
Manipulator and Docking Hardware	$2,857	$2,298	$1,251
Temperature Management	1,738	(1,210)	82
Tester Interface	605	337	(152)
	$5,200	$1,425	$1,181
Net earnings (loss):
Manipulator and Docking Hardware	$5,461	$3,586	$2,196
Temperature Management	92	2,039	(869)
Tester Interface	826	508	(269)
	$6,379	$6,133	$1,058
Identifiable assets:
Manipulator and Docking Hardware	$25,002	$27,206	$21,371
Temperature Management	14,604	11,395	8,983
Tester Interface	6,923	4,414	1,847
	$46,529	$43,015	$32,201

The $2.6 million of merger-related costs were incurred by the temperature management segment. The Company does not currently allocate corporate overhead to its subsidiaries. All costs associated with the Company's executive management team are charged to the Cherry Hill, New Jersey operation which is included in the manipulator and docking hardware segment. Substantially all interest income is generated by the Company's three Delaware holding companies, whose results are also included in the manipulator and docking hardware segment.

Export sales from the Company's domestic manufacturing facilities (New Jersey, California and Massachusetts) totaled $22.9 million, $15.9 million and $12.3 million during the years ended December 31, 2000, 1999 and 1998, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company had sales to Japan of $10.1 million, $5.7 million and $6.8 million, respectively. The Company's foreign subsidiaries generated $13.7 million, $8.5 million and $7.1 million of net revenues in 2000, 1999 and 1998, respectively.
                                                                                                                       F - 11

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   MAJOR CUSTOMERS

No customer accounted for more than 10% of the Company's consolidated net revenues in 2000, 1999 or 1998.

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2000	1999
Raw materials	$8,237	$6,091
Work in process	4,244	1,954
Finished goods	1,687	704
Reserve for obsolete inventory	(1,609)	(777)
	$12,559	$7,972

(7)   DEBT

Line of Credit

The Company has a $5.0 million committed, unsecured line of credit. Borrowings under this line of credit are principally used for working capital purposes. Borrowings on the line of credit bear interest at either the prime rate minus 1.0% or the Euro-rate plus 1.5%, which is payable monthly on any outstanding balance. The Company is required to maintain a $50 compensating balance at the bank which granted the line of credit. The credit line expires on June 30, 2001. At December 31, 2000, there were no borrowings outstanding.

Letter of Credit

The Company had an outstanding letter of credit in the amount of $200 as of December 31, 2000. This letter of credit was issued as a security deposit under a lease which the Company's Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts.

(8)   STOCK OPTION PLAN

The Amended and Restated 1997 Stock Plan (the "Plan") provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of the Company's common stock and for other stock-based awards to key employees and directors responsible for the direction and management of the Company and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by the Board of Directors of the Company) and the Key Employee Plan (administered by the Compensation Committee of the Board of Directors of the Company). The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant; the exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors.

The options which have been issued under the Plan generally vest 20% one year from date of grant and 20% in each of the succeeding four years.

In connection with the merger with Temptronic, outstanding incentive and non-qualified stock options to acquire Temptronic common stock were converted into stock options to acquire the Company's stock at a conversion ratio of 0.925, with appropriate adjustment to the exercise price. These stock options generally vest over four to five years.

As discussed in Note 2, the Company has elected to continue to follow APB 25 in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options to employees and non-employee directors when the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date. Prior to the merger, Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost is amortized to expense as the options vest. Total compensation cost recognized for the years ended December 31, 2000, 1999 and 1998 was $41, $75, $93, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   STOCK OPTION PLAN (Continued)

Had compensation costs for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net earnings and net earnings per common share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net earnings:
As reported	$6,379	$6,133	$1,058
Pro forma	5,416	$5,988	$915
Net earnings per common share -- basic:
As reported	$0.78	$0.76	$0.14
Pro forma	$0.66	$0.74	$0.12
Net earnings per common share -- diluted:
As reported	$0.75	$0.74	$0.14
Pro forma	$0.64	$0.72	$0.12

The fair value for stock options granted in 2000 and 1998 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no options were granted in 1999):

	2000	1998
Risk-free interest rate	4.99%	5.65%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.82	.61
Weighted average expected life of stock options	5 years	5 years

The per share weighted average fair value of stock options issued by the Company in 2000 and 1998 was $8.92 and $3.71, respectively.

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

The following table summarizes the stock option activity for the three years ended December 31, 2000:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 1998 (177,067 exercisable)	411,855	$4.38
Granted	200,875	4.20
Exercised	(4,162)	.02
Canceled	(22,877)	4.22
Options outstanding, December 31, 1998 (215,637 exercisable)	585,691	$3.91
Granted	--	--
Exercised	(33,138)	.10
Canceled	(79,598)	3.40
Options outstanding, December 31, 1999 (202,464 exercisable)	472,955	$ 4.26
Granted	642,000	13.08
Exercised	(83,088)	2.70
Canceled	(6,865)	14.76
Options outstanding, December 31, 2000 (196,386 exercisable)	1,025,002	$ 9.84

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   STOCK OPTION PLAN (Continued)

On June 30, 1998, the Company modified 141,000 options originally exercisable at $7.50 per share and 10,000 options originally exercisable at $11.00 per share to reduce the exercise price of such options to $6.00 per share.

The following table summarizes information about stock options outstanding at December 31, 2000:

Range of Exercise Prices	Number Outstanding at December 31, 2000	Weighted Average Remaining Life	Weighted Average Excercise Price of Outstanding Options	Number Exercisable at December 31, 2000	Weighted Average Exercise Price of Exercisable Options

$0.02	18,037	6.49 years	$0.02	2,312	$0.02
$3.79 - $4.44	237,365	7.04 years	$4.16	116,674	$4.11
$6.00	132,600	6.55 years	$6.00	77,400	$6.00
$9.56 - $12.69	430,000	9.62 years	$10.35	--	--
$18.63	207,000	9.25 years	$18.63	--	--

(9)   COMMITMENTS

The Company leases its offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2005. Total rental expense for the years ended December 31, 2000, 1999 and 1998 was $1.7 million, $1.2 million and $1.1 million, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2000, are as follows:

2001	$2,336
2002	$1,908
2003	$1,839
2004	$1,688
2005	$1,324
Thereafter	$6,233

(10)   INCOME TAXES

The Company is subject to Federal and certain state income taxes. In addition, the Company is taxed in certain foreign countries. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $4.6 million and $3.0 million at December 31, 2000 and 1999, respectively.

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2000	1999	1998
Income from operations	$5,200	$1,425	$1,181
Shareholders' equity, for tax benefit derived from exercise and sale of stock option shares	(454)	-	-
	$4,746	$1,425	$1,181

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   INCOME TAXES (Continued)

Earnings before income taxes were as follows:

	Years Ended December 31,
	2000	1999	1998
Domestic	$ 8,511	$5,949	$1,333
Foreign	3,068	1,609	906
	$11,579	$7,558	$2,239

Income tax expense was as follows:

	Years Ended December 31,
	2000	1999	1998
Current
Domestic -- Federal	$3,922	$1,934	$ 516
Domestic -- state	165	215	54
Foreign	989	652	352
	5,076	2,801	922
Deferred:
Domestic -- Federal	(171)	(946)	284
Domestic -- state	295	(430)	(25)
	124	(1,376)	259
Income tax expense	$5,200	$1,425	$1,181

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999:

	December 31,
	2000	1999
Deferred tax assets:
Accrued vacation pay	$ 264	$ 195
Allowance for doubtful accounts	69	88
Inventories	609	392
Accrued warranty	143	87
Accrued bonuses	271	84
Net operating loss and credit carryforward	90	686
Stock compensation	90	88
Property and equipment	120	101
Other	57	55
	1,713	1,776
Valuation allowance	(90)	(90)
Deferred tax assets	1,623	1,686
Deferred tax liabilities:
Accrued royalty income	(126)	(65)
Deferred tax liabilities	(126)	(65)

Net deferred tax asset	$1,497	$1,621

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of the beginning of 2000 and 1999 was $90 and $1.5 million, respectively. The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was $0 and a decrease of $1.4 million, respectively. In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, the Company will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire at various years through 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management believes it is more likely than not the Company will realize the benefit of the deferred tax asset, net of the valuation allowance, at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

An analysis of the effective tax rate for the years ended December 31, 2000, 1999 and 1998 on earnings and a reconciliation from the expected statutory rate of 35%, 34% and 34%, respectively, are as follows:

	Years Ended December 31,
	2000	1999	1998
Expected income tax provision at U.S. statutory rate	$4,053	$2,570	$ 761
State taxes, net of Federal benefit	299	157	(65)
Increase (decrease) in tax from:
Non-deductible merger-related costs	815	--	--
Liquidation of life insurance policies	83	--	--
Non-deductible goodwill and other permanent differences	69	28	(83)
Foreign income tax rate differences	(85)	58	12
Federal credits	--	(51)	(41)
Change in valuation allowance	--	(1,418)	610
Other	(34)	81	(13)
Income tax expense	$5,200	$1,425	$1,181

(11)   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution 401(k) plan for its employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age and have completed six months of service with the Company are eligible to participate in the plan. During 2000, 1999 and 1998, the Company matched employee contributions dollar for dollar up to 10% of the employee's annual compensation up to $5. Future matching contributions are discretionary. Employer contributions vest over a six-year period. The Company contributed $299, $221 and $157 to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

Prior to the Acquisition, inTEST Sunnyvale had adopted a defined contribution 401(k) plan for its employees. Under the plan, inTEST Sunnyvale matched employee contributions equal to 25% of an employee's contributions up to 5% of gross salary. Matching contributions for the plan were $6 from the date of the Acquisition through October 1, 1998. Effective October 1, 1998, all inTEST Sunnyvale permanent employees who were at least 18 years of age and had completed six months of service were offered enrollment in the Company's 401(k) plan, and employee contributions and employer matching contributions into the inTEST Sunnyvale plan ceased. In 2000, the Company terminated the inTEST Sunnyvale plan and the former participants had the option of rolling their assets into the Company's plan.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988. All permanent employees who are at least 21 years of age and have completed six months of service with Temptronic are eligible to participate in the plan. Under the plan, Temptronic may make discretionary matching contributions to be determined annually by Temptronic up to 6% of the employees' annual compensation. Employer contributions vest over a seven-year period. Temptronic contributed $74, $56 and $88 to the plan for the years ended December 31, 2000, 1999 and 1998, respectively.

Temptronic established the EPP covering substantially all employees in 1982. On November 6, 1996, in exchange for a note receivable, Temptronic loaned the EPP $3.7 million to purchase 565,483 shares of stock from certain former stockholders of Temptronic. The amount of the note from the EPP was recorded as a reduction of stockholders' equity. The amount in stockholders' equity is reduced when the tax deductible contributions are made. Shares acquired are allocated to participant accounts on September 30 of each plan year. Temptronic contributed approximately $470 to the EPP during each of the years ended December 31, 2000, 1999 and 1998, and recorded interest income of $317, $331 and $345, respectively, on the EPP note. At December 31, 2000, the EPP owned 665,157 shares of stock with a fair market value of approximately $4.2 million of which 250,523 shares were allocated to participants. The remaining shares will be allocated to participants in the future under the EPP guidelines.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)   ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2000	1999
Accrued compensation	$1,630	$1,237
Accrued commissions	870	776
Accrued warranty costs	367	228
Accrued merger-related costs	239	--
Accrued professional fees	166	340
Accrued other	296	430

	$3,568	$3,011

(13)   RELATED PARTY TRANSACTIONS

The Company paid consulting fees to one individual who is a member of the Board of Directors of the parent company which totaled $59, $67 and $56 during the years ended December 31, 2000, 1999 and 1998, respectively.

During 1998, in connection with the acquisition of TestDesign, the Company repaid $215 on a note due to a firm ("PRIM") controlled by Douglas W. Smith, formerly Executive Vice President and Chief Operating Officer of the Company and a current board member of the Company. This note, which did not bear interest or have a maturity date, evidenced borrowings that TestDesign had made from PRIM prior to the acquisition. In addition, subject to the terms of a consulting agreement between TestDesign and Gregory W. Slayton, a current board member of the Company, the Company paid directly to Mr. Slayton, on behalf of TestDesign, $170 in cash and 31,250 shares of the Company's common stock. These payments are included in the merger consideration and are accounted for as described in Note 3.

Some of the Company's foreign subsidiaries paid directors' fees to several individuals who are executive officers of the Company which totaled $113, $119 and $104 during the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000 and 1999, there were $6 and $48, respectively, of foreign directors' fees payable to executive officers of the Company.

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd. As of December 31, 2000, a wholly-owned subsidiary of Hakuto Co. Ltd., Hakuto America Holdings, Inc., owned 647,500 shares of the Company's outstanding stock. During the years ended December 31, 2000, 1999 and 1998, Temptronic sold product at market prices totaling approximately $1.5 million, $1.5 million and $2.5 million, respectively, to Hakuto Co. Ltd. At December 31, 2000 and 1999, accounts receivable from Hakuto Co. Ltd. amounted to approximately $38 and $200, respectively.

(14)   LEGAL PROCEEDINGS

From time to time we are a party to legal proceedings. We are not currently involved in any legal proceedings the resolution of which could have a material effect on our business, our financial position or our results of operations.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the Consolidated Financial Statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

The Company's business is not seasonal; therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/00	6/30/00	9/30/00	12/31/00	Total
Net revenues	$20,254	$21,317	$24,491	$21,589	$87,651
Gross margin	9,975	10,506	11,261	7,814	39,556
Earnings before income taxes	2,277	4,354	4,186	762	11,579
Income taxes	1,799	1,560	1,552	289	5,200
Net earnings	478	2,794	2,634	473	6,379

Net earnings per common share - basis	$0.06	$0.34	$0.32	$0.06	$0.78
Weighted average common shares outstanding - basic	8,137,167	8,190,178	8,232,003	8,243,928	8,201,029

Net earnings per common share - diluted	$0.06	$0.33	$0.31	$0.06	$0.75
Weighted average common shares and common share equivalents outstanding - diluted	8,465,603	8,528,166	8,475,730	8,424,901	8,469,910

	Quarters Ended
	3/31/99	6/30/99	9/30/99	12/31/99	Total
Net revenues	$ 8,223	$10,816	$15,237	$19,309	$53,585
Gross margin	3,752	5,314	7,615	10,029	26,710
Earnings before income taxes	64	1,051	2,669	3,774	7,558
Income taxes	125	357	901	42	1,425
Net earnings	(61)	694	1,768	3,732	6,133

Net earnings per common share - basis	$(0.01)	$0.09	$0.22	$0.46	$0.76
Weighted average common shares outstanding - basic	8,061,730	8,071,154	8,081,482	8,122,588	8,084,398

Net earnings per common share - diluted	$(0.01)	$0.08	$0.21	$0.45	$0.74
Weighted average common shares and common share equivalents outstanding - diluted	8,061,730	8,217,571	8,260,359	8,358,355	8,265,537

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at Beginning of Period	Acquisition of TestDesign	Expense	Deductions	Balance at End of Period
Year ended December 31, 1998
Allowance for doubtful accounts	$197	$ 54	$ (4)	$ 26	$ 221
Inventory obsolescence reserve	507	38	260	178	627
Warranty reserve	155	20	601	676	100

Year Ended December 31, 1999
Allowance for doubtful accounts	221	--	16	(2)	239
Inventory obsolescence reserve	627	--	242	92	777
Warranty reserve	100	--	790	662	228

Year Ended December 31, 2000
Allowance for doubtful accounts	239	--	31	29	241
Inventory obsolescence reserve	777	--	1,312	480	1,609
Warranty reserve	228	--	1,102	963	367