Form 10-Q
period 2001-03-31
INTEST CORP
filed 2001-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2001:

8,660,757

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item I.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	1

	Consolidated Statements of Earnings (unaudited) for the three months ended March 31, 2001 and 2000	2

	Consolidated Statements of Comprehensive Earnings (unaudited) for the three months ended March 31, 2001 and 2000	3

	Consolidated Statement of Stockholders' Equity (unaudited) for the three months ended March 31, 2001	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements (unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Securities Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2001      2000
                                                                    ---------   --------
                                                                   (Unaudited)  (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 5,788    $ 5,680
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $231 and $241, respectively                  12,371     14,752
  Inventories                                                         13,224     12,559
  Deferred tax asset                                                   1,287      1,287
  Refundable domestic and foreign income taxes                             -        158
  Other current assets                                                   560        463
                                                                     -------    -------
     Total current assets                                             33,230     34,899
                                                                     -------    -------
Property and equipment:
  Machinery and equipment                                             10,476      9,856
  Leasehold improvements                                               3,379      2,750
                                                                     -------    -------
                                                                      13,855     12,606
  Less: accumulated depreciation                                      (7,864)    (7,519)
                                                                     -------    -------
     Net property and equipment                                        5,991      5,087
                                                                     -------    -------
Deferred tax asset                                                       210        210
Other assets                                                             394        407
Goodwill, net of accumulated amortization of $1,379
   and $1,259, respectively                                            5,806      5,926
                                                                     -------    -------
     Total assets                                                    $45,631    $46,529
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,630    $ 4,563
  Accrued expenses                                                     2,487      3,568
  Capital lease obligations                                               78          -
  Domestic and foreign income taxes payable                               12          -
                                                                     -------    -------
     Total current liabilities                                         6,207      8,131
                                                                     -------    -------
Capital lease obligations, net of current portion                        364          -
                                                                     -------    -------
     Total liabilities                                                 6,571      8,131
                                                                     -------    -------
Commitments and Contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,660,757 and 8,658,511 shares issued and outstanding,
     respectively                                                         87         87
  Additional paid-in capital                                          22,354     22,328
  Retained earnings                                                   20,314     19,456
  Accumulated other comprehensive loss                                  (589)      (300)
  Deferred compensation                                                  (72)       (98)
  Note receivable from Equity Participation Plan                      (3,034)    (3,075)
                                                                     -------    -------
     Total stockholders' equity                                       39,060     38,398
                                                                     -------    -------
     Total liabilities and stockholders' equity                      $45,631    $46,529
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                                                 Three Months Ended
                                                                       Mar. 31,
                                                                 ------------------
                                                                   2001      2000
                                                                 --------  --------
Net revenues                                                     $20,105    $20,254
Cost of revenues                                                  12,142     10,279
                                                                 -------    -------
      Gross margin                                                 7,963      9,975
                                                                 -------    -------

Operating expenses:
   Selling expense                                                 2,869      2,318
   Engineering and product development expense                     1,677      1,450
   General and administrative expense                              2,134      1,473
   Merger-related costs                                                -      2,557
                                                                 -------    -------
      Total operating expenses                                     6,680      7,798
                                                                 -------    -------
Operating income                                                   1,283      2,177
                                                                 -------    -------
Other income (expense):
   Interest income                                                    61        121
   Interest expense                                                   (1)       (30)
   Other                                                              98          9
                                                                 -------    -------
      Total other income                                             158        100
                                                                 -------    -------
Earnings before income taxes                                       1,441      2,277
Income tax expense                                                   583      1,799
                                                                 -------    -------
      Net earnings                                               $   858    $   478
                                                                 =======    =======

Net earnings per common share-basic                                $0.10      $0.06

Weighted average common shares outstanding-basic               8,252,139  8,137,167

Net earnings per common share-diluted                              $0.10      $0.06

Weighted average common and common
 share equivalents outstanding-diluted                         8,411,240  8,465,603

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                                                Three Months Ended
                                                                     Mar. 31,
                                                                ------------------
                                                                  2001      2000
                                                                -------    ------

Net earnings                                                     $  858    $  478

Foreign currency translation adjustments                           (289)      (13)
                                                                 ------    ------

Comprehensive earnings                                           $  569    $  465
                                                                 ======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(In thousands, except share and per share data)
(Unaudited except Balance, December 31, 2000)

                                                            Accumulated
                        Common Stock    Addtional              Other                    Equity         Total
                      ----------------   Paid-In  Retained Comprehensive   Deferred   Participation  Stockholders'
                       Shares   Amount   Capital  Earnings     Loss      Compensation   Plan Note       Equity
                      --------- ------ ---------- -------- ------------- ------------ -------------  -------------

Balance, December 31,
  2000                8,658,511  $  87   $22,328   $19,456   $(300)       $  (98)       $(3,075)       $38,398

Net earnings                  -      -         -       858       -             -              -            858

Other
  comprehensive
  loss                        -      -         -         -    (289)            -              -           (289)

Amortization of
  deferred
  compensation                -      -         -         -       -            26              -             26

Principal payments
  by Equity
  Participation
  Plan                        -      -         -         -       -             -             41             41

Stock options
  exercised               6,000      -        26         -       -             -              -             26

Cancellation of
  escrow shares          (3,754)     -         -         -       -             -              -              -
                      ---------  -----   -------   -------   -----        ------        -------        -------

Balance, March 31,
  2001                8,660,757  $  87   $22,354   $20,314   $(589)       $  (72)       $(3,034)       $39,060
                      =========  =====   =======   =======   =====        ======        =======        =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Three Months Ended
                                                                           Mar. 31,
                                                                     ------------------
                                                                       2001      2000
                                                                     -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                       $   858   $   478
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation                                                         384       287
    Amortization of goodwill                                             120       120
    Foreign exchange (gain) loss                                          (1)        7
    Deferred compensation relating to stock options                       26        14
    Loss on disposal of fixed assets                                       3         -
    Changes in assets and liabilities:
      Trade accounts and notes receivable                              2,291    (3,797)
      Inventories                                                       (714)   (1,173)
      Proceeds from sale of demonstration equipment,
       net of gain                                                         7         7
      Other current assets                                              (104)      246
      Accounts payable                                                  (882)    1,259
      Domestic and foreign income taxes payable                          199       530
      Accrued expenses                                                (1,068)     (298)
                                                                     -------   -------
Net cash provided by (used in) operating activities                    1,119    (2,320)
                                                                     -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                 (1,105)     (551)
  Other long-term assets                                                 (14)      958
                                                                     -------   -------
Net cash provided by (used in) investing activities                   (1,119)      407
                                                                     -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                                         -    (1,241)
  Repayment of long-term debt                                              -      (256)
  Proceeds from financing of machinery and equipment                     216         -
  Note receivable repayments from Equity Participation Plan               41        37
  Proceeds from stock options exercised                                   26        33
                                                                     -------   -------
Net cash provided by (used in) financing activities                      283    (1,427)
                                                                     -------   -------
Effects of exchange rates on cash                                       (175)      (25)
                                                                     -------   -------
Net cash provided by (used in) all activities                            108    (3,365)
Cash and cash equivalents at beginning of period                       5,680    12,047
                                                                     -------   -------
Cash and cash equivalents at end of period                           $ 5,788   $ 8,682
                                                                     =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
  Capital lease additions                                            $   226   $     -
                                                                     =======   =======
Cash payments made for:
  Domestic and foreign income taxes                                  $   379   $ 1,290
  Interest                                                                 -        32

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2001 and for the three months ended
March 31, 2001 and 2000 is unaudited)
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

The consolidated entity is comprised of inTEST Corporation (parent) and its nine 100% owned subsidiaries: inTEST Limited (Thame, U.K.), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (Delaware), Temptronic Corporation (Delaware), inTEST GmbH (Germany) (operations commenced during August 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

The Company manufactures its products in the U.S., U.K. and Singapore. Marketing and support activities are conducted worldwide from the Company's facilities in the U.S., U.K., Germany, Japan and Singapore.

On March 9, 2000, the Company completed a merger with Temptronic Corporation ("Temptronic") whereby Temptronic was merged into a wholly-owned subsidiary of the Company. The Company exchanged 2,046,793 shares of its common stock for all of the Temptronic common stock. Each share of Temptronic common stock was exchanged for 0.925 shares of the Company's common stock. In addition, outstanding Temptronic stock options were converted at the same exchange ratio into options to acquire 175,686 shares of the Company's common stock. The merger was accounted for under the pooling-of-interests method of accounting. At the closing of the merger, an escrow consisting of 204,654 shares was established to satisfy any indemnity claims made between closing and March 9, 2001. During the quarter ended March 31, 2001, the Company made a claim against the escrow for 3,754 shares, which were returned to the Company and subsequently cancelled. The balance of the escrow shares were distributed to the holders of record shortly thereafter. Temptronic also has a 100% owned foreign subsidiary, which is consolidated with Temptronic for reporting purposes.

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

Certain footnote information has been condensed or omitted from these financial statements. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Form 10K filed on March 30, 2001.

inTEST CORPORATION
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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133, as amended by SFAS 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133, as amended, did not have a material effect on the results of operations, financial condition or long-term liquidity of the Company.

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

                                                                 Three Months Ended
                                                                      Mar. 31,
                                                                 ------------------
                                                                   2001       2000
                                                                 -------    -------
     Net revenues from unaffiliated customers:
       Manipulator and Docking Hardware                          $ 7,893    $ 9,850
       Temperature Management                                      9,008      7,505
       Tester Interface                                            3,204      2,899
                                                                 -------    -------
                                                                 $20,105    $20,254
                                                                 =======    =======
     Affiliate sales or transfers from:
       Manipulator and Docking Hardware                          $   266    $   668
       Temperature Management                                        257        142
       Tester Interface                                              647        204
                                                                 -------    -------
                                                                 $ 1,170    $ 1,014
                                                                 =======    =======

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                                                 Three Months Ended
                                                                      Mar. 31,
                                                                 ------------------
                                                                    2001      2000
                                                                  -------   -------
     Operating income (loss):
       Manipulator and Docking Hardware                          $    41    $ 3,176
       Temperature Management                                      1,164     (1,266)
       Tester Interface                                               78        267
                                                                 -------    -------
                                                                 $ 1,283    $ 2,177
                                                                 =======    =======
     Earnings (loss) before income taxes:
       Manipulator and Docking Hardware                           $   153   $ 3,310
       Temperature Management                                       1,210    (1,300)
       Tester Interface                                                78       267
                                                                  -------   -------
                                                                  $ 1,441   $ 2,277
                                                                  =======   =======
     Income tax expense (benefit):
       Manipulator and Docking Hardware                           $   (12)  $ 1,222
       Temperature Management                                         561       458
       Tester Interface                                                34       119
                                                                  -------   -------
                                                                  $   583   $ 1,799
                                                                  =======   =======
     Net earnings (loss):
       Manipulator and Docking Hardware                           $   165   $ 2,088
       Temperature Management                                         649    (1,758)
       Tester Interface                                                44       148
                                                                  -------   -------
                                                                  $   858   $   478
                                                                  =======   =======

The $2.6 million of merger-related costs in 2000 were incurred by the temperature management segment. The Company does not currently allocate corporate overhead to its subsidiaries. All costs associated with the Company's executive management team are charged to the Cherry Hill, New Jersey operation which is included in the manipulator and docking hardware segment. Substantially all interest income is generated by the Company's three Delaware holding companies, whose results are also included in the manipulator and docking hardware segment.

inTEST CORPORATION

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

In response to this downturn, we reduced our worldwide workforce by 20%, or 77 people in late March 2001. In addition, we have implemented a worldwide salary freeze, put a hold on new hires and implemented additional cost controls on other expenditures with the goal of reducing our overall operating expenditures by 10%.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our manipulator, docking hardware and tester interface product sales have been directly to semiconductor manufacturers, with our end user sales typically in the range of 65% to 75% of our net revenues. In the past year, many semiconductor manufacturers have begun to show a preference for purchasing the various components of the ATE (excluding temperature management systems) they need from a single source. Typically, this source is the manufacturer of the largest and most expensive components of the ATE system, the tester manufacturer. During 2000, OEM sales as a percentage of net revenues increased from 33% to 41% for manipulator and docking hardware products and from 21% to 42% for tester interface products. This trend continued during the first quarter of 2001, with OEM sales as a percentage of net revenues increasing from 35% to 52% for manipulator and docking hardware products and from 11% to 59% for tester interface products. We anticipate that OEM sales as a percentage of net revenues may continue to increase in the future for these product segments. The impact of this increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot reduce our manufacturing and operating costs.

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

Please refer to the section entitled "Risks That Could Affect Future Results" below for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Significant Events

On March 9, 2000, we acquired Temptronic Corporation. The acquisition was in the form of a merger of Temptronic into a subsidiary of ours, and was accounted for as a pooling of interests. Temptronic designs, manufactures, sells and services high-performance temperature management systems used in the testing of ICs and other electronic products. These temperature management systems are complementary to our manipulator, docking hardware and tester interface products and expanded our line of product offerings to our customer base.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000:

Net Revenues. Consolidated net revenues were $20.1 million for the quarter ended March 31, 2001 compared to $20.3 million for the same period in 2000, a decrease of $149,000 or 1%. For manipulator and docking hardware products, however, net revenues decreased $2.0 million or 20% for the first quarter of 2001 as compared to 2000 while net revenues for both the temperature management and tester interface segments increased by $1.5 million or 20% and $305,000 or 11%, respectively, in 2001 as compared to 2000. We believe that the decrease in net revenues over the comparable prior period for manipulator and docking hardware products reflects the cyclical downturn in the demand for ATE in 2001 as compared to 2000. The increase in net revenues of our temperature management segment was due to continued strong demand for Thermostream(R) products. Finally, we believe the increase in net revenues of our tester interface segment was primarily the result of reduced product shipments in the first quarter of 2000 when this division relocated its primary manufacturing facility.

Gross Margin. Gross margin decreased to 40% for the quarter ended March 31, 2001 from 49% for the comparable period in 2000 primarily as a result of increases in fixed operating costs due to facility expansions and, as previously discussed, increases in the level of OEM sales. For manipulator and docking hardware products, the decline in gross margin resulted from higher levels of fixed operating costs, and, to a lesser extent, higher component material costs. The increase in fixed operating costs is primarily the result of the expansion of our Cherry Hill manufacturing facility that was completed during the fourth quarter of 2000. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000 and will enable us to meet the demand for these products in the foreseeable future. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales. For tester interface products, the decline in gross margin primarily resulted from a similar shift in customer mix. For temperature management products, the decline in gross margin was the result of higher component material costs, which were partially offset by a decrease in fixed operating costs as a percentage of net revenues due to the absorption of these costs over higher net revenue levels in 2001 as compared to 2000.

Selling Expense. Selling expense was $2.9 million for the quarter ended March 31, 2001 compared to $2.3 million for the same period in 2000, an increase of $551,000 or 24%. We attribute the increase primarily to increased commission expense as well as higher levels of salary expense resulting from salary increases for existing staff as well as new sales and marketing staff hired in 2000. To a lesser extent, higher warranty costs also contributed to the increase over the prior comparable period. These increases were partially offset by decreases in advertising and travel expenditures in 2001 as compared to 2000.

Engineering and Product Development Expense. Engineering and product development expense was $1.7 million for the quarter ended March 31, 2001 compared to $1.5 million for the same period in 2000, an increase of $227,000 or 16%. We attribute the increase primarily to higher levels of salary expense resulting from salary increases for existing staff and, to a lesser extent, the addition of new engineering and technical staff, as well as fees for technical consultants associated with new product development.

General and Administrative Expense. General and administrative expense was $2.1 million for the quarter ended March 31, 2001 compared to $1.5 million for the same period in 2000, an increase of $661,000 or 45%. We attribute the increase primarily to higher administrative salary expense resulting from staffing additions in 2000 and salary increases for existing staff, as well as an increase in travel expenditures and legal fees. The increase in legal fees was primarily the result of the receipt in March 2000 of $200,000 from the settlement of patent infringement litigation which partially offset legal fees for that quarter.

Merger-related Costs. Merger-related costs totaling $2.6 million were recorded during the first quarter of 2000 as a result of our merger with Temptronic Corporation. These costs consisted of fees paid to investment bankers, professional fees, printing, escrow and other miscellaneous costs. There were no merger-related costs for the quarter ended March 31, 2001.

Other Income. Other income was $158,000 for the quarter ended March 31, 2001 as compared to $100,000 for the same period in 2000, and increase of $58,000 or 58%. The increase is primarily attributable to both foreign currency transaction gains and third party royalty income recorded during the quarter, which were partially offset by reduced levels of interest income resulting from reduced average cash balances in 2001 compared to 2000.

Income Tax Expense. Income tax expense decreased to $583,000 for the quarter ended March 31, 2001 from $1.8 million for the comparable period in 2000, a decrease of $1.2 million. Our effective tax rate for the first quarter of 2001 was 40% due to a higher portion of our income for the quarter being derived from certain foreign jurisdictions where the statutory tax rates are higher than in the U.S. In addition, a greater portion of our income for the quarter was derived from our temperature management segment, which is located in Massachusetts where the state income tax rate is higher than in other states where we operate. Our effective tax rate for the first quarter of 2000 was 79% due to the recognition of $2.3 million of non-tax deductible merger-related costs. In addition, we recognized a $237,000 taxable gain on the liquidation of life insurance policies held on certain former Temptronic officers and directors.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2001 was $1.1 million. Accounts receivable decreased $2.3 million from December 31, 2000 to March 31, 2001 due to cash collections in excess of the net sales recorded during the first quarter of 2001. Inventories increased $714,000 as a result of purchases for future product shipments combined with delays in shipment of certain products at the end of the first quarter. Accounts payable decreased $882,000 due to timing of payments to vendors combined with the lower production levels during the first quarter of 2001. Accrued expenses decreased $1.1 million as a result of the payment of previously accrued expenses including sales commissions, incentive compensation and merger-related costs.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Purchases of machinery and equipment were $1.1 million for the quarter ended March 31, 2001, which consisted primarily of improvements to our facilities in the U.K. and Massachusetts. We also acquired an additional coordinate measuring machine for our Cherry Hill, New Jersey facility under a capital lease. During the quarter, we relocated our U.K. manufacturing operation to a new facility and are converting the previous facility to a machine shop. We expect to spend an additional $45,000 to complete the conversion of this facility. We relocated our Singapore subsidiary during April 2001, and expect to spend $170,000 on leasehold improvements and purchases of furniture and equipment for this facility. During May 2001, we relocated our Temptronic subsidiary and expect to spend an additional $900,000 on leasehold improvements and purchases of furniture and equipment for this facility. Our lease on this facility entitles us to a reimbursement of approximately $280,000, which we expect to receive by the end of 2001.

Net cash provided by financing activities for the quarter ended March 31, 2001 was $283,000, including approximately $216,000 for equipment that was refinanced under a capital lease.

As of March 31, 2001, we had a $5.0 million committed, unsecured line of credit. This line of credit is due to expire June 30, 2001. Based upon our projected operating results for 2001, coupled with our historic results of operations, we believe that this line of credit will be renewed in 2001 by the bank which granted it. This facility has been renewed each year since the original credit agreement was signed in 1992.

International Operations

Net revenues generated by our foreign subsidiaries were 12% and 20% of consolidated net revenues for the quarters ended March 31, 2001 and 2000, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U. S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the United States or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 11% and 15% of consolidated revenues for the quarters ended March 31, 2001 and 2000, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 6% and 10% for the quarters ended March 31, 2001 and 2000, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the past economic instability in the Asia-Pacific region has not materially adversely affected our order backlog, balance sheet, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: changes in business conditions and the economy, generally; a decline in the demand for ICs; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate successfully businesses, technologies or products which we may acquire; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and related ATE interface products and temperature management products; progress of product development programs; cost overruns relating to leasehold improvements and moving costs for our Temptronic and Singapore subsidiaries, unanticipated exchange rate fluctuations; and capital requirements relating to future acquisitions. These risks and uncertainties are more fully discussed in our annual report on Form 10-K for the year ended December 31, 2000.

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operations. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations (which commenced in August 2000) as a portion of total sales are in German deutsche marks while inventory purchases are in U.S. dollars. We also have a similar exposure in our Singapore operations because our sales are in U.S. dollars but our manufacturing costs are in U.S. dollars, British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar and German deutsche mark.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2001, there were no forward exchange rate contracts outstanding.

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

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may identify products manufactured and sold by others that we believe infringe our patents. If we are unable to negotiate satisfactory license arrangements with the parties engaged in such activities or otherwise prevent the manufacture and sale of such products, we may initiate legal proceedings against the parties engaged in such activities. Recently, we initiated such an action against Credence Systems Corporation. Management does not believe the prosecution of this litigation or the results of the litigation will be material to our results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

On April 18, 2001, the Company issued a press release regarding its earnings performance for the quarter ended March 31, 2001 and management's expectations regarding future performance. This press release is filed as an exhibit hereto and incorporated into this Report by reference.

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

10.1  Change of Control Agreement dated April 17, 2001 between the Company and Robert E.
         Matthiessen .

10.2  Change of Control Agreement dated April 17, 2001 between the Company and Hugh T.
         Regan, Jr.

99     Press Release dated April 18, 2001

* Indicates document previously filed

(b)  Reports on Form 8-K

On January 16, 2001, the Company filed a report on Form 8-K providing information regarding the dates for timely submission of stockholder proposals for the 2001 Annual meeting.

On March 5, 2001, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding its financial results for the quarter and year ended December 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	May 14, 2001	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2001	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1  Change of Control Agreement dated April 17, 2001 between the Company and Robert E.
         Matthiessen .

10.2  Change of Control Agreement dated April 17, 2001 between the Company and Hugh T.
         Regan, Jr.

99     Press Release dated April 18, 2001

* Indicates document previously filed