Form 10-Q
period 2001-06-30
INTEST CORP
filed 2001-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2001:

8,660,757

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000	1

	Consolidated Statements of Earnings (unaudited) for the three months and six months ended June 30, 2001 and 2000	2

	Consolidated Statements of Comprehensive Earnings (unaudited) for the three months and six months ended June 30, 2001 and 2000	3

	Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2001	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements (unaudited)	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Changes in Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Securities Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                           June 30,   Dec. 31,
                                                                             2001      2000
                                                                          ---------   --------
                                                                         (Unaudited)  (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                $ 4,769    $ 5,680
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $237 and $241, respectively                        11,985     14,752
  Inventories                                                               12,287     12,559
  Deferred tax asset                                                         1,227      1,287
  Refundable domestic and foreign income taxes                                 153        158
  Other current assets                                                         765        463
                                                                           -------    -------
     Total current assets                                                   31,186     34,899
                                                                           -------    -------
Property and equipment:
  Machinery and equipment                                                    9,368      9,856
  Leasehold improvements                                                     2,537      2,750
                                                                           -------    -------
                                                                            11,905     12,606
  Less: accumulated depreciation                                            (5,642)    (7,519)
                                                                           -------    -------
     Net property and equipment                                              6,263      5,087
                                                                           -------    -------
Deferred tax asset                                                             210        210
Other assets                                                                   370        407
Goodwill, net of accumulated amortization of $1,498
   and $1,259, respectively                                                  5,687      5,926
                                                                           -------    -------
     Total assets                                                          $43,716    $46,529
                                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 2,172    $ 4,563
  Accrued expenses                                                           2,041      3,568
  Capital lease obligations                                                     78          -
                                                                           -------    -------
     Total current liabilities                                               4,291      8,131
                                                                           -------    -------
Capital lease obligations, net of current portion                              336          -
                                                                           -------    -------
     Total liabilities                                                       4,627      8,131
                                                                           -------    -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                             -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,660,757 and 8,658,511 shares issued and outstanding, respectively        87         87
  Additional paid-in capital                                                22,354     22,328
  Retained earnings                                                         20,278     19,456
  Accumulated other comprehensive loss                                        (578)      (300)
  Deferred compensation                                                        (59)       (98)
  Note receivable from Equity Participation Plan                            (2,993)    (3,075)
                                                                           -------    -------
     Total stockholders' equity                                             39,089     38,398
                                                                           -------    -------
     Total liabilities and stockholders' equity                            $43,716    $46,529
                                                                           =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                        ------------------    ------------------
                                                          2001      2000        2001      2000
                                                        --------  --------    --------  --------
Net revenues                                            $16,675    $21,317    $36,780    $41,570
Cost of revenues                                         11,143     10,811     23,285     21,088
                                                        -------    -------    -------    -------
      Gross margin                                        5,532     10,506     13,495     20,482
                                                        -------    -------    -------    -------

Operating expenses:
   Selling expense                                        2,276      2,709      5,145      5,027
   Engineering and product development expense            1,557      1,621      3,234      3,070
   General and administrative expense                     1,860      1,870      3,994      3,344
   Merger-related costs                                       -        115          -      2,672
                                                        -------    -------    -------    -------
      Total operating expenses                            5,693      6,315     12,373     14,113
                                                        -------    -------    -------    -------
Operating income (loss)                                    (161)     4,191      1,122      6,369
                                                        -------    -------    -------    -------
Other income (expense):
   Interest income                                           49        133        110        254
   Interest expense                                          (9)         -        (10)       (30)
   Other                                                    163         30        261         38
                                                        -------    -------    -------    -------
      Total other income                                    203        163        361        262
                                                        -------    -------    -------    -------
Earnings before income tax                                   42      4,354      1,483      6,631
Income tax expense                                           78      1,560        661      3,359
                                                        -------    -------    -------    -------
      Net earnings (loss)                               $   (36)   $ 2,794    $   822    $ 3,272
                                                        =======    =======    =======    =======

Net earnings (loss) per common share - basic              $0.00      $0.34      $0.10      $0.40

Weighted average common shares outstanding-basic      8,265,932  8,190,178  8,259,074  8,163,673

Net earnings (loss) per common share - diluted            $0.00      $0.33      $0.10      $0.39

Weighted average common and common
 share equivalents outstanding-diluted                8,265,932  8,528,166  8,399,570  8,496,884

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands, except share and per share data)
(Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------    ------------------
                                                         2001      2000        2001      2000
                                                       -------    -------    -------    -------

Net earnings (loss)                                     $  (36)    $2,794     $  822     $3,272

Foreign currency translation adjustments                    11       (131)      (278)      (144)
                                                        ------     ------     ------     ------

Comprehensive earnings (loss)                           $  (25)    $2,663     $  544     $3,128
                                                        ======     ======     ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(In thousands, except share and per share data)
(Unaudited except Balance, December 31, 2000)

                                                                       Accumulated
                               Common Stock      Addtional               Other                        Equity         Total
                             -----------------    Paid-In   Retained  Comprehensive    Deferred    Participation  Stockholders'
                              Shares    Amount    Capital   Earnings      Loss       Compensation    Plan Note       Equity
                             ---------  ------  ----------  --------  -------------  ------------  -------------  -------------

Balance, December 31, 2000   8,658,511  $  87     $22,328    $19,456      $(300)       $  (98)       $(3,075)       $38,398

Net earnings                         -      -           -        822          -             -              -            822

Foreign currency translation
  adjustment                         -      -           -          -       (278)            -              -           (278)

Amortization of deferred
  compensation                       -      -           -          -          -            39              -             39

Principal payments by
  Equity Participation
  Plan                               -      -           -          -          -             -             82             82

Stock options exercised          6,000      -          26          -          -             -              -             26

Cancellation of
  escrow shares                 (3,754)     -           -          -          -             -              -              -
                             ---------  -----     -------    -------      -----        ------        -------        -------

Balance, June 30, 2001       8,660,757  $  87     $22,354    $20,278      $(578)       $  (59)       $(2,993)       $39,089
                             =========  =====     =======    =======      =====        ======        =======        =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share data)
(Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                            ------------------
                                                                              2001      2000
                                                                            -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                              $   822   $ 3,272
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
    Depreciation                                                                864       652
    Amortization of goodwill                                                    239       239
    Deferred taxes                                                               60         -
    Foreign exchange (gain) loss                                                  4        (7)
    Deferred compensation relating to stock options                              39        27
    Loss on disposal of fixed assets                                             16         -
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                     2,635    (4,243)
      Inventories                                                               229    (2,798)
      Proceeds from sale of demonstration equipment, net of gain                 46         7
      Refundable domestic and foreign income taxes                               39         -
      Other current assets                                                     (310)      314
      Accounts payable                                                       (2,330)      407
      Domestic and foreign income taxes payable                                   -     1,815
      Accrued expenses                                                       (1,512)       90
                                                                            -------   -------
Net cash provided by (used in) operating activities                             841      (225)
                                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                        (1,886)   (1,394)
  Other long-term assets                                                         13       894
                                                                            -------   -------
Net cash used in investing activities                                        (1,873)     (500)
                                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                                                -    (1,241)
  Repayment of long-term debt                                                     -      (256)
  Proceeds from financing of machinery and equipment                            216         -
  Repayments of capital lease obligations                                       (28)        -
  Note receivable repayments from Equity Participation Plan                      82        75
  Proceeds from stock options exercised                                          26       226
                                                                            -------   -------
Net cash provided by (used in) financing activities                             296    (1,196)
                                                                            -------   -------
Effects of exchange rates on cash                                              (175)     (106)
                                                                            -------   -------
Net cash used in all activities                                                (911)   (2,027)

Cash and cash equivalents at beginning of period                              5,680    12,047
                                                                            -------   -------
Cash and cash equivalents at end of period                                  $ 4,769   $10,020
                                                                            =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
  Capital lease additions                                                   $   226   $     -
                                                                            =======   =======
Cash payments made for:
  Domestic and foreign income taxes                                         $   535   $ 1,429
  Interest                                                                        9        32

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2001 and for the six months ended
June 30, 2001 and 2000 is unaudited)
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

The consolidated entity is comprised of inTEST Corporation (New Jersey) and its nine 100% owned subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (California), Temptronic Corporation (Massachusetts), inTEST GmbH (Germany) (operations commenced during August 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

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

Risks and Uncertainties

The Company's historic results of operations as presented in these consolidated financial statements may not be indicative of future results, as these future results involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry, dependence upon capital expenditures of semiconductor manufacturers, developments and trends in the IC and ATE industries, changes in general economic, business and financial market conditions, future acquisitions and the Company's ability to successfully integrate its operations with those of the acquired entity, costs associated with future acquisitions and integration of operations, costs associated with the expansion of facilities, the ability to effectively control operating costs, competitive pricing pressures, delays in shipments of products, the mix of products sold, the mix of customers and geographic regions where products are sold, the development of new products and technologies by the Company or its competitors, the availability of materials used to manufacture the Company's products, the availability of qualified personnel, net revenues generated by foreign subsidiaries, exchange rate fluctuations and the use of forward exchange rate contracts, stock price fluctuations, the anticipated market for the Company's products, and the sufficiency of cash balances, lines of credit and net cash from operations.

Interim Financial Reporting

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normally recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented.

Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K filed on March 30, 2001.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and are calculated using the treasury stock method.

Weighted average common shares outstanding exclude unallocated shares of common stock held by the Company's Equity Participation Plan.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133, as amended, did not have a material effect on the results of operations, financial condition or long-term liquidity of the Company.

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.4 million which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $239 for the six months ended June 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

(3)  SEGMENT INFORMATION

The various products the Company designs, manufactures and markets are considered by management to form three reportable segments: manipulator/docking hardware products, temperature management systems and tester interface products. The manipulator/docking hardware segment includes the operations of the Company's Cherry Hill, New Jersey manufacturing facility as well as the operations of three of the Company's foreign subsidiaries: inTEST Limited, inTEST Kabushiki Kaisha, and inTEST PTE, Limited. Sales of this segment consist primarily of manipulator and docking hardware products which the Company designs, manufactures and markets, as well as certain other high performance test sockets and interface boards which the Company designs and markets, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Newton, Massachusetts as well as inTEST GmbH. Sales of this segment consist primarily of temperature management systems which the Company designs, manufactures and markets under its Temptronic product line. The tester interface segment includes the operations of inTEST Sunnyvale in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which the Company designs, manufactures and markets under its TestDesign product line.

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

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------    ------------------
                                                            2001       2000       2001       2000
                                                          -------    -------    -------    -------
     Net revenues from unaffiliated customers:
       Manipulator/Docking Hardware                       $ 7,286    $10,212    $15,179    $20,062
       Temperature Management                               7,513      7,497     16,521     15,002
       Tester Interface                                     1,876      3,608      5,080      6,506
                                                          -------    -------    -------    -------
                                                          $16,675    $21,317    $36,780    $41,570
                                                          =======    =======    =======    =======
     Affiliate sales or transfers from:
       Manipulator/Docking Hardware                       $   339    $   381    $   605    $ 1,049
       Temperature Management                                 197        192        454        334
       Tester Interface                                        52        225        699        429
                                                          -------    -------    -------    -------
                                                          $   588    $   798    $ 1,758    $ 1,812
                                                          =======    =======    =======    =======
     Operating income (loss):
       Manipulator/Docking Hardware                       $  (173)   $ 2,742    $  (132)   $ 5,919
       Temperature Management                                 252        766      1,416       (500)
       Tester Interface                                      (240)       683       (162)       950
                                                          -------    -------    -------    -------
                                                          $  (161)   $ 4,191    $ 1,122    $ 6,369
                                                          =======    =======    =======    =======
     Earnings (loss) before income taxes:
       Manipulator/Docking Hardware                       $   (24)   $ 2,922    $   129    $ 6,232
       Temperature Management                                 306        749      1,516       (551)
       Tester Interface                                      (240)       683       (162)       950
                                                          -------    -------    -------    -------
                                                          $    42    $ 4,354    $ 1,483    $ 6,631
                                                          =======    =======    =======    =======
     Income tax expense (benefit):
       Manipulator/Docking Hardware                       $  (126)   $   980    $  (138)   $ 2,150
       Temperature Management                                 327        324        888        835
       Tester Interface                                      (123)       256        (89)       374
                                                          -------    -------    -------    -------
                                                          $    78    $ 1,560    $   661    $ 3,359
                                                          =======    =======    =======    =======
     Net earnings (loss):
       Manipulator/Docking Hardware                       $   100    $ 1,942    $   265    $ 4,082
       Temperature Management                                 (20)       425        629     (1,386)
       Tester Interface                                      (116)       427        (72)       576
                                                          -------    -------    -------    -------
                                                          $   (36)   $ 2,794    $   822    $ 3,272
                                                          =======    =======    =======    =======

The $2.7 million of merger-related costs in 2000 were incurred by the temperature management segment. The Company does not currently allocate corporate overhead to its subsidiaries. All costs associated with the Company's executive management team are charged to the Cherry Hill, New Jersey operation which is included in the manipulator/docking hardware segment. Substantially all interest income is generated by the Company's three Delaware holding companies, whose results are also included in the manipulator/docking hardware segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past five years, with downward cycles in 1996 and 1998, and up cycles in 1997, 1999 and 2000. During the fourth quarter of 2000, demand for ATE entered another cyclical downturn, which now appears to be one of the most severe downturns the ATE industry has experienced. We cannot be sure as to the length and depth of this current downturn or when the next cyclical growth phase will occur.

In response to this downturn, we reduced our worldwide workforce by 20%, or 77 people, in late March 2001. In addition, we implemented a worldwide salary freeze, put a hold on new hires and implemented additional cost controls on other expenditures with the goal of reducing our overall operating expenditures by 10%. These strategies were successful in reducing our fixed costs to a level that allowed us to achieve a breakeven result for the quarter ended June 30, 2001, although revenues declined 17%, or $3.4 million, from the first quarter of the year. However, throughout the second quarter of 2001, we have seen a further significant slowdown in the industry as evidenced by the continued decline in orders for our products, which fell 55% from $20.8 million for the quarter ended March 31, 2001 to $9.3 million for the quarter ended June 30, 2001. As a result, our backlog decreased from $22.4 million at March 31, 2001 to $14.4 million at June 30, 2001. In addition to the decline in our bookings and backlog, many of our customers have also delayed the scheduled shipment dates for orders which we had received in previous quarters and which were originally scheduled to ship during the third or fourth quarter of 2001. These delays have pushed scheduled shipment dates out to the fourth quarter of 2001, and, in some cases, into 2002. At present, it is unclear when the industry will begin to recover and whether the current reduced levels of orders represent the bottom of this cycle. Therefore, in an attempt to address the current business and industry climate, we have implemented additional cost containment strategies including further reducing our workforce by approximately 10%, or 30 people, along with a 10% reduction in hours and, accordingly, compensation for all remaining employees. The goal of these cost containment strategies is to reduce fixed operating costs to a level which, based on current revenue projections, would allow us to maintain our current level of cash while still continuing our research and development programs and positioning ourselves such that, when the market improves, we are able to be a prime supplier for both new and existing technologies developed by our customers.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our manipulator, docking hardware and tester interface product sales have been directly to semiconductor manufacturers, with our end user sales typically in the range of 65% to 75% of our net revenues. In the past eighteen months, many semiconductor manufacturers have begun to show a preference for purchasing the various components of the ATE (excluding temperature management systems) they need from a single source. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. During 2000, OEM sales as a percentage of net revenues increased from 33% to 41% for manipulator and docking hardware products and from 21% to 42% for tester interface products. This trend continued during the first six months of 2001, with OEM sales as a percentage of net revenues increasing from 39% to 56% for manipulator and docking hardware products and from 23% to 69% for tester interface products. These increases in OEM sales as a percentage of net revenues in these two segments have been offset by a decrease in OEM sales in our temperature management segment, which decreased from 49% to 28% during the first six months of 2001. We anticipate that OEM sales as a percentage of net revenues may continue to increase in the future for our manipulator/docking hardware and tester interface product segments. The impact of this increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from the semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of our products, such as docking hardware, for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that we believe exists throughout the industry. We believe that much of this excess capacity is the result of capital equipment purchases made during the recent, prolonged expansion experienced by the industry, and therefore, this newer equipment does not need to be upgraded or improved.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Revenues. Consolidated net revenues were $16.7 million for the quarter ended June 30, 2001 compared to $21.3 million for the same period in 2000, a decrease of $4.6 million or 22%. While the manipulator/docking hardware and tester interface segments' net revenues decreased $2.9 million or 29% and $1.7 million or 48%, respectively, for the second quarter of 2001 as compared to 2000, the net revenues for the temperature management segment increased by $16,000 in 2001 as compared to 2000. We believe that the decrease in net revenues for manipulator, docking hardware and tester interface products reflects the cyclical downturn in demand for ATE in 2001 as compared to 2000. In particular, our tester interface segment has had a significant decrease in sales to a particular distributor in Taiwan who has historically represented a large portion of this segment's total sales volume. We believe this reflects the depth of the current downturn in this specific geographic market. We attribute the increase in net revenues of our temperature management segment to continued demand for our Thermostream(R) products which has partially offset the effects of the current downturn on this product segment to date. However, we do not expect that this segment will record the same level of sales in the third quarter of 2001, as we believe the current industry downturn will continue to significantly affect all of our product segments and further reduce sales levels across all segments of our business.

Gross Margin. Gross margin decreased to 33% for the quarter ended June 30, 2001 from 49% for the comparable period in 2000. For our manipulator, docking hardware and tester interface products, the decline is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum which is a significant component raw material used in these products. In addition, for our manipulator/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was the result of higher component material costs, which were partially offset by a decrease in fixed operating costs as a percentage of net revenues due to the absorption of these costs over slightly higher net revenue levels in 2001 as compared to 2000.

Selling Expense. Selling expense was $2.3 million for the quarter ended June 30, 2001 compared to $2.7 million for the same period in 2000, a decrease of $433,000 or 16%. We attribute the decrease primarily to decreased commission expense for our manipulator/docking hardware and tester interface segments due to the lower sales levels as well as decreases in travel and advertising expenditures in 2001 as compared to 2000.

Engineering and Product Development Expense. Engineering and product development expense remained relatively unchanged at $1.6 million for each of the quarters ended June 30, 2001 and 2000. Our expenditures for research and development materials were lower in the quarter ended June 30, 2001 than in the quarter ended June 30, 2000 as a result of the completion late in 2000 of several significant development efforts that were on-going throughout that year. This decrease was partially offset by higher payroll costs for engineering staff resulting primarily from salary increases for existing staff during the second half of 2000.

General and Administrative Expense. General and administrative expense remained relatively unchanged at $1.9 million for each of the quarters ended June 30, 2001 and 2000. Accruals for profit-related bonuses were lower in the quarter ended June 30, 2001 than in the quarter ended June 30, 2000, however this decrease was partially offset by higher administrative salary expense resulting from staffing additions in the second half of 2000 and the first quarter of 2001 combined with salary increases for existing staff during the second half of 2000.

Merger-related Costs. Merger-related costs totaling $115,000 were recorded during the second quarter of 2000 as a result of our merger with Temptronic Corporation. There were no merger-related costs for the quarter ended June 30, 2001.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Other Income. Other income was $203,000 for the quarter ended June 30, 2001 as compared to $163,000 for the same period in 2000, an increase of $40,000 or 25%. The increase is primarily attributable to commissions received by our Japanese subsidiary related to the sale of certain third party products during the quarter. This increase was partially offset by a decrease in interest income due to lower average cash balances during 2001 as compared to 2000.

Income Tax Expense. Income tax expense decreased to $78,000 for the quarter ended June 30, 2001 from $1.6 million for the comparable period in 2000, a decrease of $1.5 million. Our effective tax rate for the second quarter of 2001 was 186% primarily due to the accrual of U.S. taxes on earnings of our Singapore subsidiary which we plan to repatriate in the form of a dividend during July 2001. In addition, while on a consolidated basis we recorded a net loss of $36,000, certain of our foreign subsidiaries, who operate in jurisdictions where the statutory tax rates are higher than in the U.S., did record earnings for the quarter.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net Revenues. Consolidated net revenues were $36.8 million for the six months ended June 30, 2001 compared to $41.6 million for the same period in 2000, a decrease of $4.8 million or 12%. While the manipulator/docking hardware and tester interface segments' net revenues decreased $4.9 million or 24% and $1.4 million or 22%, respectively, for the first six months of 2001 as compared to 2000, the net revenues for the temperature management segment increased by $1.5 million or 10% in 2001 as compared to 2000. We believe that the decrease in net revenues over the comparable prior period for manipulator, docking hardware and tester interface products reflects the cyclical downturn in the demand for ATE in 2001 as compared to 2000. We attribute the increase in net revenues of our temperature management segment to continued demand for our Thermostream(R) products early in the year which offset the effects of the current downturn on this product segment to date. However, as mentioned above, we do not expect that this segment will record the same level of sales in the second half of 2001.

Gross Margin. Gross margin decreased to 37% for the six months ended June 30, 2001 from 49% for the comparable period in 2000. For our manipulator, docking hardware and tester interface products, the decline is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum. In addition, for our manipulator/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was the result of higher component material costs, which were partially offset by a decrease in fixed operating costs as a percentage of net revenues due to the absorption of these costs over higher net revenue levels in 2001 as compared to 2000.

Selling Expense. Selling expense was $5.1 million for the six months ended June 30, 2001 compared to $5.0 million for the same period in 2000, an increase of $117,000 or 2%. We attribute the increase primarily to increased commission expense for our temperature management segment as a result of both higher sales levels and geographic sales mix. This increase was partially offset by decreased commission expense for our manipulator/docking hardware and tester interface segments due to the lower sales levels for these segments combined with decreases in travel and advertising expenditures in 2001 as compared to 2000.

Engineering and Product Development Expense. Engineering and product development expense was $3.2 million for the six months ended June 30, 2001 compared to $3.1 million for the same period in 2000, an increase of $164,000 or 5%. We attribute the increase primarily to higher payroll costs for engineering staff, resulting primarily from salary increases for existing staff, which were partially offset by lower levels of expenditures on research and development materials resulting from the completion late in 2000 of several significant development efforts that were on-going throughout that year.

General and Administrative Expense. General and administrative expense was $4.0 million for the six months ended June 30, 2001 compared to $3.3 million for the same period in 2000, an increase of $650,000 or 19%. We attribute the increase primarily to higher administrative salary expense resulting from staffing additions in the second half of 2000 and the first quarter of 2001 and salary increases for existing staff during the second half of 2000. These increases were also combined with higher travel, legal, audit and other professional fees in 2001 as compared to 2000. These increases were partially offset by reductions in profit-related bonuses.

Merger-related Costs. Merger-related costs totaling $2.7 million were recorded during the six months ended June 30, 2000 as a result of our merger with Temptronic Corporation. There were no merger-related costs for the six months ended June 30, 2001.

Other Income. Other income was $362,000 for the six months ended June 30, 2001 as compared to $262,000 for the same period in 2000, an increase of $100,000 or 38%. The increase is primarily attributable to commissions received by our Japanese subsidiary related to the sale of certain third party products during the quarter as well as foreign currency transaction gains and third party royalty income. This increase was partially offset by a decrease in interest income due to lower average cash balances during 2001 as compared to 2000.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense. Income tax expense decreased to $662,000 for the six months ended June 30, 2001 from $3.4 million for the comparable period in 2000, a decrease of $2.7 million. Historically our effective tax rate has been in the range of 37% to 38%. However, for the first six months of 2001 our effective tax rate was 45%. The higher effective tax rate for 2001 is the result of several factors including an accrual in the second quarter of 2001 for U.S. taxes due on earnings of our Singapore subsidiary which we plan to repatriate in the form of a dividend during July 2001. In addition, a larger portion of our earnings for the first six months of 2001 was generated by certain of our foreign subsidiaries which operate in jurisdictions where the statutory tax rates are higher than in the U.S. The effective tax rate for the first six months of 2000 was 51%, primarily as a result of the recording of $2.7 million of merger-related costs, the majority of which were not tax-deductible.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2001 was $841,000. Accounts receivable decreased $2.6 million from December 31, 2000 to June 30, 2001 due to cash collections in excess of the net sales recorded during the first six months of 2001. Inventories decreased $229,000 primarily as a result of product shipments in excess of new inventory purchases, however, this decrease was partially offset by purchases made during the first half of the year for shipments that were expected to occur in this same time period but which have now been delayed until later in 2001 or 2002. Accounts payable decreased $2.3 million due to lower production levels during the first half of 2001 combined with certain of our operations beginning to take advantage of discounts offered by some of our vendors for accelerated payment. Accrued expenses decreased $1.5 million as a result of the payment of previously accrued expenses including sales commissions, incentive compensation and merger-related costs.

Purchases of machinery and equipment were $1.9 million for the six months ended June 30, 2001, which consisted primarily of improvements to our facilities in the U.K., Singapore and Massachusetts. We also acquired an additional coordinate measuring machine for our Cherry Hill, New Jersey facility under a capital lease. During the first half of 2001, we relocated our U.K. manufacturing operation to a new facility and converted the previous facility to a machine shop. We relocated our Singapore subsidiary during April 2001 and spent approximately $119,000 on leasehold improvements and purchases of furniture and equipment for this facility. During May 2001, we relocated our Temptronic subsidiary and spent approximately $887,000 on leasehold improvements and purchases of furniture and equipment for this facility. Our lease on this facility entitles us to a reimbursement of approximately $280,000, which we expect to receive by the end of 2001.

Net cash provided by financing activities for the six months ended June 30, 2001 was $296,000, including approximately $216,000 for equipment that was refinanced under a capital lease.

As of June 30, 2001, we had a $5.0 million committed, unsecured line of credit. This line of credit is due to expire September 30, 2001. We believe that this line of credit will be renewed prior to its expiration.

International Operations

Net revenues generated by our foreign subsidiaries were 14% and 17% of consolidated net revenues for the six months ended June 30, 2001 and 2000, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 12% of consolidated net revenues for each of the six months ended June 30, 2001 and 2000, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 6% and 9% for the six months ended June 30, 2001 and 2000, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the past economic instability in the Asia-Pacific region has not materially adversely affected our order backlog, balance sheet, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $5.4 million which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $239 for the six months ended June 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: changes in business conditions and the economy, generally; further declines in the demand for ICs; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to integrate successfully businesses, technologies or products which we may acquire; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and related ATE interface products and temperature management products; progress of product development programs; unanticipated exchange rate fluctuations; and capital requirements relating to future acquisitions. These risks and uncertainties are more fully discussed in our annual report on Form 10-K for the year ended December 31, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business. In Japan, this exposure results from the fact that the sales of our subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations (which commenced in August 2000) as a portion of total sales are in German deutsche marks while inventory purchases are in U.S. dollars. We also have a similar exposure in our Singapore operations because our sales are in U.S. dollars but our manufacturing costs are in U.S. dollars, British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar and German deutsche mark.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2001, there were no forward exchange rate contracts outstanding.

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

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may identify products manufactured and sold by others that we believe infringe our patents. If we are unable to negotiate satisfactory license arrangements with the parties engaged in such activities or otherwise prevent the manufacture and sale of such products, we may initiate legal proceedings against the parties engaged in such activities. Management does not believe the prosecution of any such pending litigation or the results of such pending litigation will be material to our results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on June 13, 2001 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about May 16, 2001, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matters submitted to a vote of stockholders at the Meeting were the following:

1. Election of the members of the Board of Directors;

2. Approval of amendment of the 1997 Stock Plan to increase the number of shares which may be issued under the 1997 Stock Plan by 100,000 to 1,100,000;

3. Ratification of the appointment by the Board of Directors of KPMG LLP as the independent public accountants for inTEST for the year ending December 31, 2001.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                          For          Withheld
       Alyn R. Holt                  7,819,852        312,174
       Robert E. Matthiessen         8,013,336        118,690
       Daniel J. Graham              8,013,336        118,690
       Richard O. Endres             8,027,236        104,790
       Stuart F. Daniels, Ph.D.      8,014,036        117,990
       Douglas W. Smith              7,999,736        132,290
       Gregory W. Slayton            8,014,806        117,220
       James J. Greed, Jr.           8,011,162        120,864
       William M. Stone              7,989,632        142,394

The proposal to approve the amendments to the 1997 Stock Plan was approved. The number of votes cast for or against as well as the number of abstentions were as follows:

           For             Against           Abstentions
        6,752,299         1,360,682            19,045

The proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2001 was ratified. The number of votes cast for or against as well as the number of abstentions for the ratification were as follows:

           For             Against           Abstentions
        8,113,837           17,330                859

inTEST CORPORATION

PART II.  OTHER INFORMATION (Continued)

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

10.1   Letter dated May 14, 2001, extending expiration date for Committed Line of Credit and Second Amended and Restated Committed Line of Credit Note previously filed in Form 10-K for the year ended December 31, 2000.

10.2* Amended and Restated 1997 Stock Plan, filed as an appendix to the Company's proxy statement filed on April 27, 2001, and incorporated herein by reference.

* Indicates document previously filed

(b)  Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	August 14, 2001	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2001	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1   Letter dated May 14, 2001, extending expiration date for Committed Line of Credit and Second Amended and Restated Committed Line of Credit Note previously filed in Form 10-K for the year ended December 31, 2000.

10.2* Amended and Restated 1997 Stock Plan, filed as an appendix to the Company's proxy statement filed on April 27, 2001, and incorporated herein by reference.

* Indicates document previously filed