Form 10-Q
period 2001-09-30
INTEST CORP
filed 2001-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of September 30, 2001:

8,679,655

inTEST CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	1

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000	2

	Consolidated Statements of Comprehensive Earnings for the three months and nine months ended September 30, 2001 and 2000	3

	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2001	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                      2001       2000
                                                                    ---------   --------
                                                                   (Unaudited)  (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 6,974    $ 5,680
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $342 and $241, respectively                   5,732     14,752
  Inventories                                                          9,091     12,559
  Deferred tax asset                                                   2,640      1,287
  Refundable domestic and foreign income taxes                         1,243        158
  Other current assets                                                   819        463
                                                                     -------    -------
     Total current assets                                             26,499     34,899
                                                                     -------    -------
Property and equipment:
  Machinery and equipment                                              9,584      9,856
  Leasehold improvements                                               2,631      2,750
                                                                     -------    -------
                                                                      12,215     12,606
  Less: accumulated depreciation                                      (6,068)    (7,519)
                                                                     -------    -------
     Net property and equipment                                        6,147      5,087
                                                                     -------    -------
Deferred tax asset                                                       210        210
Other assets                                                             405        407
Goodwill, net of accumulated amortization of $384
   and $1,259, respectively                                              955      5,926
                                                                     -------    -------
     Total assets                                                    $34,216    $46,529
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,963    $ 4,563
  Accrued expenses                                                     2,235      3,568
  Capital lease obligations                                               78          -
                                                                     -------    -------
     Total current liabilities                                         4,276      8,131
                                                                     -------    -------
Capital lease obligations, net of current portion                        317          -
                                                                     -------    -------
     Total liabilities                                                 4,593      8,131
                                                                     -------    -------
Commitments

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,679,655 and 8,658,511 shares issued, respectively                  87         87
  Additional paid-in capital                                          21,759     22,328
  Retained earnings                                                   10,454     19,456
  Accumulated other comprehensive expense                               (328)      (300)
  Deferred compensation                                                  (25)       (98)
  Note receivable from Equity Participation Plan                           -     (3,075)
  Treasury stock, at cost; 375,982 and 0 shares, respectively         (2,324)         -
                                                                     -------    -------
     Total stockholders' equity                                       29,623     38,398
                                                                     -------    -------
     Total liabilities and stockholders' equity                      $34,216    $46,529
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended      Nine Months Ended
                                                    Sept. 30,              Sept. 30,
                                               ------------------     ------------------
                                                 2001       2000        2001      2000
                                               -------    -------     --------  --------
Net revenues                                   $ 7,428    $24,491     $44,208    $66,061
Cost of revenues                                 9,175     13,230      32,460     34,319
                                               -------    -------     -------    -------
      Gross margin                              (1,747)    11,261      11,748     31,742
                                               -------    -------     -------    -------

Operating expenses:
   Selling expense                               1,864      3,252       7,009      8,279
   Engineering and product
    development expense                          1,603      1,591       4,837      4,662
   General and administrative expense            2,475      1,999       6,469      5,342
   Impairment of goodwill                        4,612          -       4,612          -
   Merger-related costs                              -          -           -      2,672
   Write-off of deferred offering costs              -        415           -        415
                                               -------    -------     -------    -------
      Total operating expenses                  10,554      7,257      22,927     21,370
                                               -------    -------     -------    -------
Operating income (loss)                        (12,301)     4,004     (11,179)    10,372
                                               -------    -------     -------    -------

Other income (expense):
   Interest income                                  61        130         171        384
   Interest expense                                (13)         -         (23)       (30)
   Other                                            69         52         330         91
                                               -------    -------     -------    -------
      Total other income (expense)                 117        182         478        445
                                               -------    -------     -------    -------
Earnings (loss) before income taxes            (12,184)     4,186     (10,701)    10,817
Income tax expense (benefit)                    (2,360)     1,552      (1,699)     4,911
                                               -------    -------     -------    -------
      Net earnings (loss)                      $(9,824)   $ 2,634     $(9,002)   $ 5,906
                                               =======    =======     =======    =======

Net earnings (loss) per common share -
  basic                                         $(1.19)     $0.32      $(1.09)     $0.72

Weighted average common shares
 outstanding-basic                           8,289,634  8,232,030   8,269,372  8,186,625

Net earnings (loss) per common share -
  diluted                                       $(1.19)     $0.31      $(1.09)     $0.70

Weighted average common and common
 share equivalents outstanding-diluted       8,289,634  8,475,730   8,269,372  8,485,023

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                     Sept. 30,                Sept. 30,
                                                 ------------------       -----------------
                                                   2001       2000         2001      2000
                                                 -------    -------       ------    ------

Net earnings (loss)                              $(9,824)   $2,634       $(9,002)   $5,906

Foreign currency translation adjustments             250       (92)          (28)     (236)
                                                 -------    ------       -------    ------

Comprehensive earnings (loss)                    $(9,574)   $2,542       $(9,030)   $5,670
                                                 =======    ======       =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited except Balance, December 31, 2000)

                                                                                                    Note
                                                                     Accumulated                 Receivable
                                 Common Stock   Additional             Other                    from Equity              Total
                               ----------------  Paid-In   Retained Comprehensive   Deferred   Participation Treasury Stockholders'
                                Shares   Amount  Capital   Earnings     Loss      Compensation      Plan      Stock      Equity
                               --------- ------ ---------- -------- ------------- ------------ ------------- -------- -------------

Balance, December 31, 2000     8,658,511  $  87   $22,328   $19,456    $(300)        $  (98)     $(3,075)    $     -    $38,398

Net earnings                           -      -         -    (9,002)       -              -           -            -     (9,002)

Foreign currency translation
  adjustment                           -      -         -         -      (28)             -           -            -        (28)

Amortization of deferred
  compensation                         -      -         -         -        -             49           -            -         49

Elimination of deferred
  compensation related to
  stock options forfeited              -      -       (24)        -        -             24           -            -          -

Stock options exercised           29,124      -       100         -        -              -           -            -        100

Principal payments by Equity
  Participation Plan                   -      -         -         -        -              -         147            -        147

Termination of Equity
  Participation Plan and
  acquisition of treasury
  stock                                -      -      (604)        -        -              -       2,928       (2,324)         -

Acquisition of treasury
  stock                                -      -         -         -        -              -           -          (41)       (41)

Retirement of treasury
  stock                           (4,226)     -       (41)        -        -              -           -           41          -

Cancellation of escrow
  shares                          (3,754)     -         -         -        -              -           -            -          -
                               ---------  -----   -------   -------    -----         ------     -------      -------    -------

Balance, September 30, 2001    8,679,655  $  87   $21,759   $10,454    $(328)        $  (25)    $     -      $(2,324)   $29,623
                               =========  =====   =======   =======    =====         ======     =======      =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       -----------------
                                                                         2001      2000
                                                                       -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(9,002)  $ 5,906
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                         1,345     1,062
    Amortization of goodwill                                               360       359
    Impairment of goodwill                                               4,612         -
    Deferred taxes                                                      (1,353)        -
    Foreign exchange (gain) loss                                            25       (18)
    Deferred compensation relating to stock options                         49        41
    Loss on disposal of fixed assets                                        16        16
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                8,907    (8,192)
      Inventories                                                        3,449    (3,023)
      Proceeds from sale of demonstration equipment,
       net of gain                                                          89         7
      Refundable domestic and foreign income taxes                      (1,068)        -
      Other current assets                                                (357)      208
      Accounts payable                                                  (2,564)      234
      Domestic and foreign income taxes payable                              -     1,586
      Accrued expenses                                                  (1,323)      820
                                                                       -------   -------
Net cash provided by (used in) operating activities                      3,185      (994)
                                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                   (2,254)   (3,438)
  Other long-term assets                                                   (10)      933
                                                                       -------   -------
Net cash used in investing activities                                   (2,264)   (2,505)
                                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                                           -    (1,241)
  Repayment of long-term debt                                                -      (256)
  Proceeds from financing of machinery and equipment                       216         -
  Repayments of capital lease obligations                                  (47)        -
  Note receivable repayments from Equity Participation Plan                147       113
  Acquisition of treasury stock                                            (41)        -
  Proceeds from stock options exercised                                    100       227
                                                                       -------   -------
Net cash provided by (used in) financing activities                        375    (1,157)
                                                                       -------   -------
Effects of exchange rates on cash                                           (2)     (146)
                                                                       -------   -------
Net cash provided by (used in) all activities                            1,294    (4,802)
Cash and cash equivalents at beginning of period                         5,680    12,047
                                                                       -------   -------
Cash and cash equivalents at end of period                             $ 6,974   $ 7,245
                                                                       =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease additions                                              $   226   $     -
                                                                       =======   =======
  Treasury stock acquired as repayment of Equity Participation
   Plan note receivable (see Note 5)                                   $ 2,324   $     -
                                                                       =======   =======
Cash payments made for:
  Domestic and foreign income taxes                                    $   754   $ 3,325
  Interest                                                                  16        32

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2001 and for the nine months ended
September 30, 2001 and 2000 is unaudited)
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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties

The Company's historic results of operations as presented in these consolidated financial statements may not be indicative of future results, as these future results involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the IC and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and the Company's ability to successfully integrate its operations with those of the acquired entity; costs associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; the ability to effectively control operating costs; competitive pricing pressures; delays in shipments of products; the mix of products sold; the mix of customers and geographic regions where products are sold; the loss of, or reduction in orders from, a major customer; the development of new products and technologies by the Company or its competitors; the Company's ability to obtain patent protection and to enforce its patent rights for existing and developing proprietary technologies; the technological obsolescence of the Company's inventory; the availability of qualified personnel; net revenues generated by foreign subsidiaries; exchange rate fluctuations and the use of forward exchange rate contracts; the anticipated market for the Company's products; and the sufficiency of cash balances, lines of credit and net cash from operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed in a manner consistent with that of basic earnings (loss) per common share except that weighted average shares outstanding are increased to include common share equivalents, if dilutive. Common share equivalents represent stock options and are calculated using the treasury stock method.

Weighted average common shares outstanding exclude unallocated shares of common stock held by the Company's Equity Participation Plan (see Note 5).

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

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $933 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $360 for the nine months ended September 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION

The various products the Company designs, manufactures and markets are considered by management to form three reportable segments: manipulator/docking hardware products, temperature management systems and tester interface products. The manipulator/docking hardware segment includes the operations of the Company's Cherry Hill, New Jersey manufacturing facility as well as the operations of three of the Company's foreign subsidiaries: inTEST Limited, inTEST Kabushiki Kaisha, and inTEST PTE, Limited. Sales of this segment consist primarily of manipulator and docking hardware products which the Company designs, manufactures and markets, as well as certain other related products which the Company designs and markets, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Newton, Massachusetts as well as inTEST GmbH. Sales of this segment consist primarily of temperature management systems which the Company designs, manufactures and markets under its Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which the Company designs, manufactures and markets under its TestDesign product line.

The Company operates its business worldwide and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

                                                Three Months Ended     Nine Months Ended
                                                     Sept. 30,             Sept. 30,
                                                ------------------     -----------------
                                                  2001      2000         2001      2000
                                                -------   -------      -------   -------
     Revenues from unaffiliated customers:
       Manipulator/Docking                     $ 2,124   $10,586      $17,303   $30,648
       Temperature Management                    4,924     8,757       21,445    23,759
       Interface                                   380     5,148        5,460    11,654
                                               -------   -------      -------   -------
                                               $ 7,428   $24,491      $44,208   $66,061
                                               =======   =======      =======   =======
     Affiliate sales or transfers from:
       Manipulator/Docking                     $   131   $   563      $   736   $ 1,612
       Temperature Management                      325        85          779       419
       Interface                                    56       697          755     1,126
                                               -------   -------      -------   -------
                                               $   512   $ 1,345      $ 2,270   $ 3,157
                                               =======   =======      =======   =======
     Operating income (loss):
       Manipulator/Docking                    $ (3,971)  $ 1,606     $ (4,103)  $ 7,524
       Temperature Management                   (1,291)    1,100          125       600
       Interface                                (7,039)    1,298       (7,201)    2,248
                                              --------   -------     --------   -------
                                              $(12,301)  $ 4,004     $(11,179)  $10,372
                                              ========   =======     ========   =======
     Earnings (loss) before income taxes:
       Manipulator/Docking                    $ (3,865)  $ 1,789     $ (3,736)  $ 8,021
       Temperature Management                   (1,280)    1,099          236       548
       Interface                                (7,039)    1,298       (7,201)    2,248
                                              --------   -------     --------   -------
                                              $(12,184)  $ 4,186     $(10,701)  $10,817
                                              ========   =======     ========   =======
     Income tax expense (benefit):
       Manipulator/Docking                     $  (974)  $   622      $(1,112)  $ 2,772
       Temperature Management                     (729)      428          159     1,263
       Interface                                  (657)      502         (746)      876
                                               -------   -------      -------   -------
                                               $(2,360)  $ 1,552      $(1,699)  $ 4,911
                                               =======   =======      =======   =======
     Net earnings (loss):
       Manipulator/Docking                     $(2,891)  $ 1,167      $(2,624)  $ 5,249
       Temperature Management                     (551)      671           77      (715)
       Interface                                (6,382)      796       (6,455)    1,372
                                               -------   -------      -------   -------
                                               $(9,824)  $ 2,634      $(9,002)  $ 5,906
                                               =======   =======      =======   =======

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

The Company does not currently allocate corporate overhead to its subsidiaries. All costs associated with the Company's executive management team are charged to the Cherry Hill, New Jersey operation which is included in the manipulator/docking hardware segment. The $4,612 charge for impairment of goodwill in 2001 was incurred by the tester interface segment, the $2,672 of merger-related costs in 2000 were incurred by the temperature management segment, and the $415 write-off of deferred offering costs in 2000 was incurred by the manipulator/docking hardware segment. Substantially all interest income is generated by the Company's three Delaware holding companies, whose results are also included in the manipulator/docking hardware segment.

(4)  IMPAIRMENT OF GOODWILL

Goodwill resulting from the acquisition of the minority interest in three of the Company's foreign subsidiaries and the acquisition of TestDesign is amortized on a straight-line basis over 15 years. When events or circumstances so indicate, the Company assesses the potential impairment of its intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset or a significant decline in the operating performance of the asset. The amount of the impairment charge, if any, would be calculated by comparing the anticipated future discounted cash flows to the carrying value of the long-lived asset.

The Company believes that the significant decline in its operations due to the current industry downturn warranted an assessment of its goodwill for impairment as of September 30, 2001. As a result of this assessment, no impairment was indicated for the goodwill associated with its foreign subsidiaries; however, a $4,612 impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

(5)  TERMINATION OF EQUITY PARTICIPATION PLAN

Temptronic established the Temptronic Corporation Equity Participation Plan ("EPP") covering substantially all employees in 1982. On November 6, 1996, in exchange for a note receivable, Temptronic loaned the EPP $3,668 to purchase 565,483 shares of stock from certain former stockholders of Temptronic. The Company agreed to make an annual contribution to the EPP in the amount of the principal plus interest due on the note receivable. This note receivable bore interest at 10% and matured on September 30, 2011. A portion of the total shares acquired with the proceeds of the note were allocated to participant accounts on September 30 of each plan year as the note receivable was repaid. The original amount of the note from the EPP was recorded as a reduction of stockholders' equity. The reduction in stockholders' equity was offset when the annual contributions were made.

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to the Company in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying financial statements. Based on a fair market value of $6.18 on July 2, 2001, the value of the unallocated shares returned to the Company was approximately $604 less then the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. The Company has filed an application for a favorable determination with respect to the termination of the EPP with the Internal Revenue Service. This determination, when received, will have no impact on the accounting for the termination of the EPP.

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

In response to this downturn, we reduced our worldwide workforce by 20%, or 77 people, in late March 2001. In addition, we implemented a worldwide salary freeze, put a hold on new hires and implemented additional cost controls on other expenditures with the goal of reducing our overall operating expenditures by 10%. These strategies were successful in reducing our fixed costs to a level that allowed us to achieve a breakeven result for the quarter ended June 30, 2001, although revenues declined 17%, or $3.4 million, from the first quarter of the year. Throughout the second and third quarters of 2001, we have seen further evidence of the significant slowdown in the industry with the continued decline in orders for our products, which fell 55% during the second quarter of the year and an additional 35% during the third quarter of 2001 to $6.1 million for the quarter ended September 30, 2001. In addition to the decline in our bookings, many of our customers have also delayed the scheduled shipment dates for orders which we had received in previous quarters and which were originally scheduled to ship during the third or fourth quarter of 2001. These delays have pushed scheduled shipment dates out to the fourth quarter of 2001, and, in many cases, into 2002. As a result, our revenues fell 55% from the second quarter of 2001 to $7.4 million for the quarter ended September 30, 2001. Our backlog decreased from $14.4 million at June 30, 2001 to $13.1 million at September 30, 2001. In order to address this continued decline in orders and delay in scheduled shipment dates, we implemented additional cost containment strategies in early August 2001, including further reducing our workforce by approximately 10%, or 30 people, along with a 10% reduction in compensation for all remaining employees. Although we experienced a slight increase in our quote and order activity during August 2001, the events of September 11 appear to have reversed this positive trend and further delayed the overall industry recovery. The current industry consensus is that the recovery will not occur until the second half of 2002, and we see nothing in our business to contradict this assessment. Therefore, in anticipation that the current reduced level of business will continue through the next three quarters, we have implemented further cost containment strategies, including a reduction in our workforce of approximately 6% or 22 people along with further reductions in compensation for certain employees. These actions were taken in early October 2001. The goal of these actions is to reduce fixed operating costs to a level which, based on current revenue projections, would allow us to maintain our present level of cash while still continuing our research and development programs and positioning ourselves such that, when the market improves, we are able to be a prime supplier for both new and existing technologies developed by our customers. However, given the uncertainty of the continued severity of the industry downturn, we cannot be certain that the actions we have taken to date will be sufficient for us to accomplish this goal.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our manipulator, docking hardware and tester interface product sales have been directly to semiconductor manufacturers, with our end user sales typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have begun to show a preference for purchasing the various components of the ATE (excluding temperature management systems) they need from a single source. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. As evidence of this trend, our OEM sales as a percentage of net revenues for the years ended December 31, 1999 and 2000 increased from 33% to 41%, respectively, for manipulator/docking hardware products and from 21% to 42%, respectively, for tester interface products. This trend continued during 2001, with OEM sales as a percentage of net revenues for the nine months ended September 30, 2000 and 2001 increasing from 41% to 55%, respectively, for manipulator/docking hardware products and from 40% to 69%, respectively, for tester interface products. These increases in OEM sales as a percentage of net revenues in these two segments have been offset by a decrease in OEM sales in our temperature management segment, which decreased for the nine months ended September 30, 2000 and 2001 from 46% to 32%, respectively. We anticipate that OEM sales as a percentage of net revenues may continue to increase in the future for our manipulator/docking hardware and tester interface product segments. The impact of this increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from the semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of our products, such as docking hardware, for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers'

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Three Months Ended September 30, 2001 Compared to Three Months September 30, 2000

Net Revenues. Consolidated net revenues were $7.4 million for the quarter ended September 30, 2001 compared to $24.5 million for the same period in 2000, a decrease of $17.1 million or 70%. While the manipulator/docking hardware and tester interface segments' net revenues decreased $8.5 million, or 80%, and $4.8 million, or 93%, respectively, for the third quarter of 2001 as compared to the third quarter of 2000, the net revenues for the temperature management segment decreased by only $3.8 million, or 44%, in 2001 as compared to 2000. We believe that the decrease in net revenues for all of our product segments reflects the cyclical downturn in demand for ATE in 2001 as compared to 2000. However, we attribute the smaller percentage decrease in the net revenues of our temperature management segment to continued demand for our Thermostream(R) products which has partially offset the effects of the current downturn on this product segment to date.

Gross Margin. Gross margin was a negative 24% for the quarter ended September 30, 2001 compared to 46% for the same period in 2000. The negative gross margin is the result of recording incremental additions to the obsolescence reserves totaling $3.0 million during the quarter. These additions to the obsolescence reserves were made as a result of the continued downturn in our industry which has caused items in our inventory to become obsolete. Excluding this incremental charge, gross margin for the quarter was 17%. For our manipulator/docking hardware and tester interface products, the decline in gross margin is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum which is a significant raw material component used in these products. In addition, for our manipulator/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was primarily the result of higher component material costs and increases in fixed operating costs. The higher fixed operating costs are due to a facility expansion in early 2001, and were partially offset by a decrease in salaries due to headcount reductions in the operations area.

Selling Expense. Selling expense was $1.9 million for the quarter ended September 30, 2001 compared to $3.3 million for the same period in 2000, a decrease of $1.4 million or 43%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels. In addition both salaries and travel expenditures decreased in 2001 as compared to 2000, primarily as a result of the implementation of our cost containment program. These reductions were partially offset by an increase in warranty expense in our temperature management segment.

Engineering and Product Development Expense. Engineering and product development expense remained relatively unchanged at $1.6 million for each of the quarters ended September 30, 2001 and 2000. Our expenditures for research and development materials were higher in the quarter ended September 30, 2001 than in the comparable prior period, however, this increase was partially offset by lower payroll costs for engineering staff resulting primarily from the implementation of our cost containment program.

General and Administrative Expense. General and administrative expense was $2.5 million for the quarter ended September 30, 2001 compared to $2.0 million for the same period in 2000, an increase of $476,000 or 24%. We attribute the increase primarily to an increase in salary expense resulting from the accrual of separation payments to be made based on a prior contractual arrangement with a former executive of a subsidiary. In addition, incremental increases to the allowance for doubtful accounts of approximately $105,000 were recorded during the quarter related primarily to amounts due from a Taiwanese customer of our tester interface product segment. These increases were partially offset by decreases in accruals for profit-related bonuses and reductions in salaries for remaining employees as a result of the implementation of our cost containment program.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, when events or circumstances so indicate, we assess the potential impairment of our intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset or a significant decline in the operating performance of the asset. The amount of the impairment charge, if any, would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset.

We believe that the significant decline in our operations due to the current industry downturn warranted an assessment of our goodwill for impairment as of September 30, 2001. As a result of this assessment, we concluded that no impairment was indicated for the goodwill associated with our foreign subsidiaries; however, a $4,612 impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

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

Other Income. Other income was $117,000 for the quarter ended September 30, 2001 as compared to $182,000 for the same period in 2000, a decrease of $65,000 or 36%. The decrease is primarily attributable a decrease in interest income due to lower average cash balances during 2001 as compared to 2000.

Income Tax Expense (Benefit). Income tax benefit was $2.4 million for the quarter ended September 30, 2001 compared with income tax expense of $1.6 million for the comparable period in 2000. Our effective tax rate for the third quarter of 2001 was 19%, primarily due to the recording of a $4.6 million charge for impairment of goodwill which is not deductible for tax purposes. In addition, a valuation allowance was established for certain state income tax benefits where we believe it is more likely than not that we will not have sufficient future taxable income during the various states' carry-forward periods to fully utilize these benefits.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Revenues. Consolidated net revenues were $44.2 million for the nine months ended September 30, 2001 compared to $66.1 million for the same period in 2000, a decrease of $21.9 million or 33%. While the manipulator/docking hardware and tester interface segments' net revenues decreased $13.3 million or 44% and $6.2 million or 53%, respectively, for the first nine months of 2001 as compared to 2000, the net revenues for the temperature management segment decreased by only $2.3 million or 10% in 2001 as compared to 2000. We believe that the decrease in net revenues for all of our product segments reflects the cyclical downturn in demand for ATE in 2001 as compared to 2000. However, we attribute the smaller percentage decrease in the net revenues of our temperature management segment to continued demand for our Thermostream(R) products which partially offset the effects of the current downturn on this product segment, particularly during the first half of the year.

Gross Margin. Gross margin decreased to 27% for the nine months ended September 30, 2001 from 48% for the comparable period in 2000. We attribute the decrease in gross margin to several factors including the recording of incremental additions to the obsolescence reserves during the nine months totaling $3.5 million. These additions to the obsolescence reserves were made as a result of the continued downturn in our industry which has caused items in our inventory to become obsolete. Excluding these incremental charges, gross margin for the nine months was 34%. For our manipulator, docking hardware and tester interface products, the decline is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum which is a significant raw material component used in these products. In addition, for our manipulator/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was the result of higher component material costs and increases in fixed operating costs. The higher fixed operating costs are due to a facility expansion in early 2001, and were partially offset by a decrease in salaries due to headcount reductions in the operations area.

Selling Expense. Selling expense was $7.0 million for the nine months ended September 30, 2001 compared to $8.3 million for the same period in 2000, a decrease of $1.3 million or 15%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels. In addition salaries, travel and advertising expenditures decreased in 2001 as compared to 2000, primarily as a result of the implementation of our cost containment program.

Engineering and Product Development Expense. Engineering and product development expense was $4.8 million for the nine months ended September 30, 2001 compared to $4.7 million for the same period in 2000, an increase of $175,000 or 4%. We attribute the increase primarily to higher payroll costs for engineering staff, resulting primarily from salary increases for existing staff in the fourth quarter of 2000, combined with higher fees from increased use of third party consultants early in the year. These increases were partially offset by lower levels of expenditures on research and development materials resulting from the completion late in 2000 of several significant development efforts that were on-going throughout that year.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

General and Administrative Expense. General and administrative expense was $6.5 million for the nine months ended September 30, 2001 compared to $5.3 million for the same period in 2000, an increase of $1.1 million or 21%. We attribute the increase primarily to an increase in salary expense both as a result of salary increases in the fourth quarter of 2000 for existing staff as well as the accrual in July of separation payments for a former executive of a subsidiary, as previously discussed. In addition, incremental increases to the allowance for doubtful accounts of approximately $105,000 were recorded during the third quarter of 2001 related primarily to amounts due from a Taiwanese customer of our tester interface product segment. These increases were partially offset by decreases in accruals for profit-related bonuses and reductions in salaries in early August for remaining employees as a result of the implementation of our cost containment program.

Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, when events or circumstances so indicate, we assess the potential impairment of our intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset or a significant decline in the operating performance of the asset. The amount of the impairment charge, if any, would be calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset.

We believe that the significant decline in our operations due to the current industry downturn warranted an assessment of our goodwill for impairment as of September 30, 2001. As a result of this assessment, we concluded that no impairment was indicated for the goodwill associated with our foreign subsidiaries; however, a $4,612 impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

Merger-related Costs. Merger-related costs totaling $2.7 million were recorded during the nine months ended September 30, 2000 as a result of our merger with Temptronic Corporation. There were no merger-related costs for the nine months ended September 30, 2001.

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

Other Income. Other income was $478,000 for the nine months ended September 30, 2001 compared to $445,000 for the same period in 2000, an increase of $33,000 or 7%. The increase is primarily attributable to commissions received by our Japanese subsidiary related to the sale of certain third party products as well as foreign currency transaction gains and third party royalty income. This increase was partially offset by a decrease in interest income due to lower average cash balances during 2001 as compared to 2000.

Income Tax Expense (Benefit). Income tax benefit was $1.7 million for the nine months ended September 30, 2001 compared with income tax expense of $4.9 million for the comparable period in 2000. Our effective tax rate for the first nine months of 2001 was 16% primarily due to the recording of a $4.6 million charge for impairment of goodwill which is not deductible for tax purposes. In addition, a valuation allowance was established for certain state income tax benefits where we believe it is more likely than not that we will not have sufficient future taxable income during the various states' carry-forward periods to fully utilize these benefits. The effective tax rate for the first nine months of 2000 was 45%, primarily as a result of the recording of $2.7 million of merger-related costs, the majority of which were not tax-deductible.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2001 was $3.2 million. Accounts receivable decreased $8.9 million from December 31, 2000 to September 30, 2001 due to cash collections in excess of the net sales recorded during the first nine months of 2001. Inventories decreased $3.4 million primarily as a result of the recording of $3.5 million of incremental additions to the obsolescence reserves in 2001. This decrease was partially offset by purchases made during the first half of the year for shipments that were expected to occur in this same time period but which have now been delayed until the fourth quarter of 2001 or 2002. Refundable domestic and foreign income taxes increased $1.1 million as the result of estimated tax payments made in excess of actual taxable income. As a result, we expect to receive a tax refund of approximately $1.5 million during the fourth quarter of 2001. Accounts payable decreased $2.6 million due to lower production levels during the first nine months of 2001. Accrued expenses decreased $1.3 million as a result of the payment of previously accrued expenses including sales commissions, incentive compensation and merger-related costs.

Purchases of machinery and equipment were $2.3 million for the nine months ended September 30, 2001, which consisted primarily of improvements to our facilities in the U.K., Singapore and Massachusetts. We also acquired an additional coordinate measuring machine for our Cherry Hill, New Jersey facility under a capital lease. During the first half of 2001, we relocated our U.K. manufacturing operation to a new facility and converted the previous facility to a machine shop. We relocated our Singapore subsidiary during April 2001 and spent approximately $119,000 on leasehold improvements and purchases of furniture and equipment for this facility. During May 2001, we relocated our Temptronic subsidiary and spent approximately $1.2 million on leasehold improvements and purchases of furniture and equipment for this facility. Our lease on this facility entitles us to a reimbursement of approximately $280,000, which we expect to receive during 2002.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $375,000, including approximately $216,000 for equipment that was refinanced under a capital lease and approximately $100,000 of proceeds from the exercise of stock options granted to employees.

As of September 30, 2001, we had a $5.0 million committed, unsecured line of credit, due to expire September 30, 2002.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

International Operations

Net revenues generated by our foreign subsidiaries were 14% and 16% of consolidated net revenues for the nine months ended September 30, 2001 and 2000, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 11% of consolidated net revenues for each of the nine months ended September 30, 2001 and 2000, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency that the associated sales are made in, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 6% and 9% for the nine months ended September 30, 2001 and 2000, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $933,000 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $360,000 for the nine months ended September 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: changes in business conditions and the economy, generally; further declines in the demand for ICs; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to successfully integrate businesses, technologies or products which we may acquire; the impairment of goodwill related to prior or future acquisitions; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and related ATE interface products and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; capital requirements relating to future acquisitions; the availability of qualified personnel; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2001, there were no forward exchange rate contracts outstanding.

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

Not applicable

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

10     Letter dated September 28, 2001, renewing the Loan Agreement dated November 16, 2000 and Note dated November 1, 2000 previously filed as Exhibits 10.1 and 10.2 in Form 10-K for the year ended December 31, 2000.

* Indicates document previously filed

(b)  Reports on Form 8-K

On July 26, 2001, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding its financial results for the three month and six month periods ended June 30, 2001.

On September 27, 2001, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding revised guidance for its financial results for the third quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	November 14, 2001	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2001	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10     Letter dated September 28, 2001, renewing the Loan Agreement dated November 16, 2000 and Note dated November 1, 2000 previously filed as Exhibits 10.1 and 10.2 in Form 10-K for the year ended December 31, 2000.

* Indicates document previously filed