Form 10-K
period 2001-12-31
INTEST CORP
filed 2002-04-01
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the closing price of such stock on March 15, 2002 as quoted on the Nasdaq National Market system was $29,656,349.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2002 is 8,685,205.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

inTEST Corporation
Annual Report on Form 10-K

INDEX

inTEST Corporation
Annual Report on Form 10-K

PART I:

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, and can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. Investors and prospective investors are cautioned that such statements are only projections. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under the heading "Risks That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

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

Trends in IC Testing

Although the demand for ICs and ATE has been experiencing a severe cyclical downturn, we believe that when the cycle reverses and demand for ICs increases, the ATE industry will again be required to assist IC manufacturers not only to identify unacceptable products, but also to perform the IC test in the most efficient and cost-effective manner possible. To provide testing equipment that can help manufacturers meet this goal, the ATE industry must address the following issues:

Change in Technology. Currently, most semiconductor manufacturers use 150 mm and 200 mm wafer technology. In order to increase throughput and lower IC cost, semiconductor manufacturers will need to add 300 mm wafer production capability as existing 150mm and 200mm production capacity becomes more fully utilized. In addition, end-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards are more complex and dense. SOC designs are likely to have increasing demand in the future. These technology trends have significant implications for the IC testing process, including:
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

OUR SOLUTIONS

We focus our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We seek to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the ATE industry by providing the following advantages:

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

OUR STRATEGY

Although demand for ICs and ATE has been experiencing a severe cyclical downturn, and much of our effort has been focused on reducing costs and conserving cash until the cycle reverses, we remain committed to our goal of being recognized in our industry as the designer and manufacturer of the highest quality products in our markets and to become a supplier for all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

OUR PRODUCTS

We design and manufacture manipulators, docking hardware, temperature management systems and tester interface products, all of which are designed to improve the utilization and performance of ATE used by semiconductor manufacturers in the testing of ICs. Semiconductor manufacturers mainly use our primary lines of manipulators and docking hardware during back-end testing of specialized packaged ICs. They use our temperature management systems and tester interface products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, application specific ICs and specialized memory ICs, and are used primarily in the automotive, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE. We have designed over 5,000 models, each of which is mechanically different. These models are designed to facilitate the use of one or more of over 175 different test heads with one or more of over 30 probers or 300 handlers.

Manipulator Products

Our manipulator products consists of the in2(R) and in2 Pro test head positioners, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. The in2(R) and in2 Pro differ from universal manipulators manufactured by our competitors by our innovative, patented floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or, in the case of the in2 Pro, with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test interface board without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head held in an in2(R) or in2 Pro manipulator and equipped with our docking hardware and dock it to another handler for testing either a subsequent lot of the same packaged IC or to test a different IC. in2(R) and in2 Pro manipulators range in price from approximately $12,000 to $159,000.

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

Our docking hardware products differ from those offered by competing ATE manufacturers by our ability to make various competing brands of test heads compatible with various brands of probers and handlers used by a semiconductor manufacturer by only changing interface boards. This is called "plug-compatibility." Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products range in price from approximately $2,000 to $25,000.

Temperature Management Systems

Our temperature management systems enable a manufacturer to test a semiconductor wafer or IC over the extreme and variable temperature conditions that can occur in the actual use of the electronic device containing the ICs.

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies quickly change and stabilize the temperature of semiconductor wafers during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +400 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $14,000 to $75,000.

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -75 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $4,500 to $40,000.

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

Integrated Products

In 2001, we introduced our integrated solutions product group. The primary focus of this new group is to integrate products from one or more of our product segments into value-added testing solutions. We can design and integrate a complete electro-mechanical system for probe and final test applications, including manipulator, docking system, tester interface and temperature control components. Integrated products range in price from $65,000 to $140,000.

Financial Information About Product Segments and Geographic Areas

Please refer to Note 3 of our consolidated financial statements included in this Report for additional data regarding each of our product segments and revenues attributable to foreign countries.

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

Temperature Management Systems: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers in the U.S. are handled through independent sales representative organizations. In Asia, our sales to semiconductor manufacturers are handled through distributors. In Europe, sales managers at our offices in Germany and the U.K., as well as regional distributors, sell direct to semiconductor manufacturers. Our distributors represent us in 30 countries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

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

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments	Agilent Technologies (formerly Hewlett Packard)
ST Microelectronics	Cascade Microtech
Boeing Satellite Systems	Teradyne, Inc.
Agere Systems (formerly the Microelectronics Group of	Electroglas
Lucent Technologies)	Analog Devices

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, the U.K., and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. During the first quarter of 2001, we expanded our Thame, U.K. operation. During the second quarter of 2001, we moved both our Temptronic operation in Massachusetts and our Singapore operation to larger facilities.

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third party manufacturers or our own fabrication operations in New Jersey, California and the U.K. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. Although we purchase certain raw materials and components from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

We conduct inspections of incoming raw materials, fabricated parts and components using sophisticated measurement equipment. This includes testing with coordinate measuring machines in New Jersey, Massachusetts, the U.K. and Singapore to ensure that products with critical dimensions meet our specifications. We have designed our inspection standards to comply with applicable MIL specifications and ANSI standards. We recently obtained ISO 9001 certification at our New Jersey facility and are in the process of applying for similar certification for our California and Massachusetts operations.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2001, we employed a total of 42 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck(R) and the development of several new types of universal manipulators.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $6.1 million in 2001, $6.6 million in 2000, and $4.9 million in 1999 on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

As of December 31, 2001, we held 27 U.S. patents and had pending 20 U.S. patent applications covering various aspects of our technology. Our U.S. issued patents will expire at various times beginning in 2002 and extending through 2018. We also hold foreign patents and file foreign patent applications, in each case derived from our U.S. patents, to the extent management deems appropriate.

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

The independent manufacturers of docking hardware and manipulators that compete with us include Reid-Ashman Manufacturing and Microhandling GmbH, both of which manufacture docking hardware and manipulators. The ATE manufacturers that compete with us in the sale of docking hardware and universal manipulators include Credence Systems, LTX, Schlumberger and Teradyne, who are also our customers.

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

BACKLOG

At December 31, 2001, our backlog of unfilled orders for all products was approximately $10.6 million compared with approximately $22.3 million at December 31, 2000. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in the current fiscal year. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2001, we had 229 full time employees, including 100 in manufacturing operations, 99 in customer support/operations and 30 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

inTEST Corporation
Annual Report on Form 10-K

Item 2:   PROPERTIES

At December 31, 2001, we leased 11 facilities worldwide. During the first quarter of 2001, we expanded our Thame, U.K. operation. We moved both our Temptronic operation in Massachusetts and our Singapore operation to larger facilities during the second quarter of 2001. We believe that additional space to meet our current and foreseeable future needs is readily available.

The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2001.

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	121,700	Corporate headquarters and design, manufacturing, service and sales -- manipulator and docking hardware products.
Sharon, MA	2/11	62,400	Design, manufacturing, service and sales -- temperature management systems.
Sunnyvale, CA	12/04	18,300	Design, manufacturing, service and sales -- tester interface products

Item 3:   LEGAL PROCEEDINGS

From time to time we are a party to legal proceedings. We are not currently involved in any material legal proceedings the resolution of which could have a material effect on our business, our financial position or our results of operations. On December 15, 2000, however, we filed a complaint in the U.S. District Court for the District of Delaware against Credence Systems Corporation claiming infringement of our U.S. patent number 4,589,815 and seeking damages and injunctive relief. Since that time, we commenced the process of discovery, which process is ongoing, and through which we will quantify our damages. We do not believe that this action will have a material effect on our business, financial condition or results of operations.

Item 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote during the fourth quarter of 2001.

PART II:

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
	High	Low
2000
First Quarter	$26.25	$16.44
Second Quarter	24.50	14.00
Third Quarter	18.88	8.00
Fourth Quarter	11.13	5.00

2001
First Quarter	$10.75	$ 6.00
Second Quarter	9.00	5.38
Third Quarter	6.45	2.88
Fourth Quarter	5.15	2.44

inTEST Corporation
Annual Report on Form 10-K

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

On March 15, 2002, the closing price for our common stock as reported on the Nasdaq National Market was $5.41. As of March 15, 2002, we had 8,685,205 shares outstanding that were held of record by approximately 1,000 shareholders.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations Data:

Net revenues	$51,627	$87,651	$53,585	$36,058	$40,014
Gross margin	12,711	39,556	26,710	17,188	20,914
Operating income (loss)	(14,689)	10,909	7,327	2,076	5,840
Net earnings (loss)	(11,329)	6,379	6,133	1,058	4,223
Net earnings (loss) per common share (1997 information is pro forma):
Basic	(1.37)	.78	.76	.14	.55
Diluted	(1.37)	.75	.74	.14	.54
Weighted average common shares outstanding (1997 information is pro forma)
Basic	8,279	8,201	8,084	7,669	6,531
Diluted	8,279	8,470	8,266	7,822	6,697

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Condensed Consolidated Balance Sheet Data:

Cash and cash equivalents	$ 7,281	$ 5,680	$12,047	$ 8,637	$12,138
Working capital	20,146	26,768	20,784	15,068	16,826
Total assets	31,768	47,302	43,015	32,556	31,290
Long-term debt, less current portion	296	-	133	262	427
Total stockholders' equity	27,204	38,398	31,458	25,062	21,037

The 1997 net earnings per common share and weighted average share data are presented on a pro forma basis to reflect our results as if we had been taxed as a C corporation for all of 1997 and as if we had acquired our minority interests in three foreign subsidiaries on January 1, 1997, rather than on June 20, 1997, the actual date of acquisition.

The selected financial data gives retroactive effect to our merger with Temptronic Corporation on March 9, 2000. The merger was accounted for using the pooling-of-interests method of accounting.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past six years, with downward cycles in 1996, 1998 and 2001 and up cycles in 1997 and 1999-2000.

The most recent downturn, which began during the fourth quarter of 2000, is the most severe downturn the ATE industry has ever experienced. Our consolidated quarterly net revenues have declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.4 million for the quarter ended December 31, 2001, a decline of approximately 70%. The decrease we have experienced in net revenues during 2001 is comparable to the peak to trough differences being experienced by most of the companies in our industry. The approximate peak to trough percentage decline in quarterly net revenues by product segment is 92% in the tester interface segment, 75% in the manipulator/docking hardware segment and 51% in the temperature management segment. We believe the larger percentage declines in the net revenues of our tester interface segment are primarily due to the fact that these product sales are driven predominantly by semiconductor manufacturers' additions to production capacity, which essentially ceased during 2001. We believe the smaller percentage decline in the net revenues of our temperature management segment are the result of demand for certain products of this segment used in the research and product development projects of semiconductor manufacturers, which have not declined significantly during 2001.

Our net new orders booked ("bookings") for 2001 were $42.6 million compared to $98.1 million for 2000, a decline of $55.5 million or 57%. Our consolidated quarterly bookings have declined from a peak of $26.5 million for the quarter ended September 30, 2000 to $6.1 million for the quarter ended September 30, 2001, a decline of approximately 77%. The peak to trough percentage decline in quarterly bookings by product segment is consistent with the declines in net revenues discussed above. In addition to the decline in our bookings, many of our customers delayed shipments of previously ordered products until 2002 or cancelled their orders. As a result, our backlog declined from $22.3 million at December 31, 2000 to $10.6 million at December 31, 2001. Bookings for the quarter ended December 31, 2001 were $6.3 million, a 4% increase from the prior quarter and the first sequential quarterly increase in five quarters. The current industry consensus is that a recovery will not occur until the second half of 2002, and we see nothing in our business to contradict this assessment. We cannot be sure as to the length and depth of this current downturn or when the next cyclical growth phase will occur or the rate at which it will accelerate.

In response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. These initiatives were completed in several stages as the magnitude of the downturn became more apparent throughout 2001. The most significant cost reduction was in personnel, where we reduced headcount by 38% or 144 people. In addition, we implemented a temporary 10% reduction in compensation for all worldwide employees as well as a temporary elimination of company contributions to retirement plans for all domestic employees. Significant reductions were also made in corporate travel, advertising, professional services and supplies. The result of our cost containment efforts is reflected in the level of operating expenses, which declined from $7.3 million for the quarter ended December 31, 2000 to $4.5 million for the quarter ended December 31, 2001. The goal of these initiatives was to reduce fixed operating costs to a level which, based on current revenue projections, would allow us to maintain our present level of cash while still continuing our research and development programs and positioning ourselves such that, when the market improves, we are able to be a prime supplier for both new and existing technologies developed by our customers. However, given the uncertainty of the continued severity of the industry downturn, we cannot be certain that the actions we have taken to date will be sufficient for us to accomplish this goal.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our manipulator, docking hardware and tester interface product sales have been made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have begun to show a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. As evidence of this trend, our OEM sales as a percentage of net revenues for the years ended December 31, 1999, 2000 and 2001 were 33%, 41% and 54%, respectively, for manipulator/docking hardware products and 21%, 42% and 70%, respectively, for tester interface products. These increases in OEM sales as a percentage of net revenues in these two segments have been offset by a decrease in OEM sales in our temperature management segment, which decreased for the years ended December 31, 2000 and 2001 from 45% to 32%, respectively. We anticipate that OEM sales as a percentage of net revenues may continue to increase in the future for our manipulator/docking hardware and tester interface product segments. The impact of this increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from the semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that we believe exists throughout the industry. We believe that much of this excess capacity is the result of capital equipment purchases made during the recent, prolonged expansion experienced by the industry, and therefore, this newer equipment does not need to be upgraded or improved.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues. Net revenues were $51.6 million for 2001 compared to $87.7 million for 2000, a decrease of $36.1 million or 41%. While the manipulator/docking hardware and tester interface segments' net revenues decreased $19.6 million or 49% and $8.7 million or 59%, respectively, during 2001 as compared to 2000, the net revenues for the temperature management segment decreased by only $7.8 million or 23% in 2001 as compared to 2000. We believe that the decrease in net revenues for all of our product segments reflects the severe cyclical downturn in demand for ATE in 2001 as compared to 2000. However, we attribute the smaller percentage decrease in the net revenues of our temperature management segment to continued demand for our Thermostream(R) products which partially offset the effects of the current downturn on this product segment.

Gross Margin. Gross margin decreased to 25% in 2001 from 45% in 2000. We attribute the decrease in gross margin to several factors including the $3.4 million write-down of obsolete inventory during 2001. This inventory write-down was made as a result of the continued downturn in our industry, which has caused items in our inventory to become obsolete. Excluding this write-down, gross margin for 2001 was 31%. For our manipulator/docking hardware and tester interface segments, the decline is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum which is a significant raw material component used in these products. In addition, for our manipulator/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was the result of higher component material costs and increases in fixed operating costs. The higher fixed operating costs are due to a facility expansion in early 2001, and were partially offset by a decrease in salaries due to headcount reductions in the operations area.

Selling Expense. Selling expense was $8.8 million for 2001 compared to $11.7 million for 2000, a decrease of $2.9 million or 25%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels. In addition, salaries, travel and advertising expenditures decreased in 2001 as compared to 2000, primarily as a result of the implementation of our cost containment program.

Engineering and Product Development Expense. Engineering and product development expense was $6.1 million for 2001 compared to $6.6 million for 2000, a decrease of $444,000 or 7%. We attribute the decease primarily to reduced salary expense resulting from the cost containment program. In addition, our expenditures for research and development materials and travel decreased in our tester interface product segment. These decreases were offset partially by an increase in spending on third party consultants involved in various product development programs.

General and Administrative Expense. General and administrative expense was $7.9 million for 2001 compared to $7.3 million, an increase of $629,000 or 9%. We attribute the increase primarily to an increase in salary expense resulting from the accrual of separation payments to be made based upon a prior contractual arrangement with a former executive of a subsidiary. In addition, there were increases in both legal and audit expenses. These increases were partially offset by decreases in profit-related bonuses, reductions in salaries for remaining employees, bad debt recoveries, reductions in directors' fees and reduced spending on supplies.

Impairment of Goodwill. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, when events or circumstances so indicate, we assess the potential impairment of our intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset or a significant decline in the operating performance of the asset. The amount of the impairment charge, if any, is calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset.

We performed an impairment assessment of our goodwill as of September 30, 2001, due to the current industry downturn. As a result of this assessment, a $4.6 million impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date. No impairment was indicated for the goodwill that is associated with the acquisition of three of our foreign subsidiaries, which had a net book value of $933,000 at December 31, 2001.

Merger-related Costs. Merger-related costs totaling $2.7 million were recorded during 2000 as a result of our merger with Temptronic Corporation. There were no merger-related costs during 2001.

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

Other Income. Other income was $551,000 for 2001 compared to $670,000 for 2000, a decrease of $119,000 or 18%. The decrease in other income is primarily the result of the $280,000 reduction in interest income, resulting from lower average cash balances and lower interest rates. This decrease was partially offset by an increase in third party royalty income from the licensing of our intellectual property.

Income Tax Expense (Benefit). Income tax benefit was $2.8 million for 2001 compared with income tax expense of $5.2 million for 2000. Our effective tax rate for 2001 was 20% primarily as the result of the recording of a $4.6 million charge for impairment of goodwill, which is not deductible for tax purposes. The 2000 effective tax rate was 45%, primarily due to $2.3 million of non-tax deductible merger-related costs.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues. Net revenues were $87.7 million for 2000 compared to $53.6 million for 1999, an increase of $34.1 million or 64%. We believe that the significant increase in net revenues over the comparable prior period was principally the result of growth in the demand for ATE that continued through most of 2000 as compared to 1999.

Gross Margin. Gross margin decreased to 45% in 2000 from 50% in 1999. The decline in gross margin was primarily the result of increased material costs coupled with higher levels of fixed manufacturing costs and, to a lesser extent, for manipulator and docking hardware products as well as tester interface products, an increase in the percentage of OEM sales in 2000 compared to 1999. The increase in material costs was mainly the result of a significant inventory write-down due to obsolescence and, to a lesser extent, higher costs to purchase certain component materials, such as aluminum, as well as increases in fabrication costs. The inventory write-down was made against certain discontinued product lines, as well as other products where we did not see significant future demand relative to inventory levels. We believe the increase in fabrication costs was the result of higher demand for fabrication in most of the markets where we operate. The increase in fixed manufacturing costs was primarily the result of increased levels of salary expense due to additional operations staff hired in late 1999 and 2000 in response to increased business activity as well as salary increases for existing staff, combined with higher facility and depreciation costs primarily resulting from the relocation of certain of our manufacturing facilities in the U.S. in order to significantly increase our manufacturing capacity. The decline in gross margin was partially offset by the absorption of fixed manufacturing costs over significantly higher net revenue levels in 2000 compared to 1999.

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

Income Tax Expense. Income tax expense increased to $5.2 million for 2000 from $1.4 million for 1999. Our effective tax rate for 2000 was 45% compared to 19% for 1999. The significant increase in the effective tax rate was primarily due to $2.3 million of non-tax deductible merger-related costs incurred in 2000, which significantly increased the 2000 effective tax rate, combined with a $1.4 million reduction in the valuation allowance in 1999, which significantly reduced the 1999 effective tax rate. The reduction in the valuation allowance was based on management's assessment of our ability to realize the deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2001 was $3.9 million. Accounts receivable decreased $9.4 million from December 31, 2000 to December 31, 2001 due to the industry downturn throughout 2001. Inventories decreased $5.0 million, primarily as the result of the write-down of obsolete inventory in 2001. Net domestic and foreign income taxes increased by $2.0 million, primarily as the result of the operating losses incurred during 2001. We expect to receive a tax refund of approximately $2.4 million during the first half of 2002. Accounts payable decreased $2.6 million due to lower production levels during 2001. Accrued expenses decreased $1.5 million as a result of the payment of previously accrued expenses including sales commissions, incentive compensation and merger-related costs.

Purchases of machinery and equipment were $2.4 million for the year ended December 31, 2001, which consisted primarily of improvements to our facilities in the U.K., Singapore and Massachusetts. We also acquired an additional coordinate measuring machine for our Cherry Hill, New Jersey facility under a capital lease. During the first half of 2001, we relocated our U.K. manufacturing operation to a new facility and converted the previous facility to a machine shop; we spent approximately $507,000 for tenant improvements, furniture and new machining equipment. We relocated our Singapore subsidiary during April 2001 and spent approximately $121,000 on leasehold improvements and purchases of furniture and equipment for this facility. During May 2001, we relocated our Temptronic subsidiary and spent approximately $1.2 million on leasehold improvements and purchases of furniture and equipment for this facility. Our lease on this facility entitles us to a reimbursement of approximately $280,000, which we expect to receive during 2002. During June 2001, we spent approximately $183,000 on new equipment for our Sunnyvale facility.

Net cash provided by financing activities for the year ended December 31, 2001 was $357,000, including approximately $216,000 for equipment that was refinanced under a capital lease and approximately $100,000 of proceeds from the exercise of stock options granted to employees.

Our total committed contracts that will affect cash over the next five years and beyond are as follows:

	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2002	2003	2004	2005	2006 & Beyond	Total
Capital lease obligations	$ 105	$ 105	$ 105	$ 104	$ 17	$ 436
Operating lease obligations	1,895	1,814	1,708	1,325	6,245	12,987
Letters of credit	200	-	-	-	-	200
	$2,200	$1,919	$1,813	$1,429	$6,262	$13,623

As of December 31, 2001, we have a $5.0 million committed, unsecured line of credit, of which $4.8 million was available to borrow (the $5.0 million committed amount less $200,000 in letters of credit we have issued to third parties under this line). This line of credit is due to expire September 30, 2002. We are currently negotiating with the bank which issued this line of credit to modify this facility to extend the maturity for a period of two years. We expect that the amended agreements will provide for the granting of a security interest in most of our domestic assets and the addition of certain negative covenants.

We believe that our existing cash balances and line of credit plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, we have been experiencing operating losses due to the severe industry downturn. Should the current industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to further significantly reduce our fixed operating expenses, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing. We do not anticipate paying dividends in the foreseeable future. Under the terms of our current credit agreement, any payment of dividends would require the prior consent of the lender.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, we had unamortized goodwill of $933,000 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $381,000, $479,000 and $479,000 for the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Certain of our accounts, including goodwill, inventory obsolescence write-downs, deferred income tax valuation allowances and warranty reserves, are particularly impacted by estimates. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

For example, we performed an impairment assessment of our goodwill during 2001 due to the current industry downturn. This impairment assessment was based upon ten-year projections of operations for our subsidiaries where goodwill was associated. In preparing these projections, we made subjective determinations of future events. If any of the significant assumptions were changed, materially different results could have occurred. As a result of this assessment, a $4.6 million impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

In reviewing our inventory for obsolescence, we make assumptions about future demand for parts contained in our ending inventory, which affect the levels of inventory write-downs during the period. These assumptions include estimates of future demand for our products as well as when these products will become technologically obsolete. If any of the significant assumptions were changed, materially different results could have occurred. As a result of this analysis, there was a $3.4 million write-down of obsolete inventory during 2001.

Deferred tax assets must be analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. To perform this analysis we prepare projections of our operations in which we make subjective determinations of future events. If our projections do not indicate there will be sufficient levels of operating income in future periods to realize the deferred tax assets, we establish a deferred income tax valuation allowance to offset the deferred tax assets. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred income tax valuation allowance established.

Finally, in connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that will occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly exceed historical levels, our accrued warranty reserves would not be sufficient to cover future warranty expenses and additional significant warranty expense would need to be accrued.

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

    the significant economic downturn in the IC and ATE industries and the anticipated reversal of this cycle;
    developments and trends in the IC and ATE industries;
    the possibility of future acquisitions;
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
    the increasing use of front-end testing by semiconductor manufacturers;
    stock price fluctuations;
    the anticipated market for our products; and
    the sufficiency of cash balances, lines of credit and net cash from operations.

Our operating results and financial condition could continue to be negatively impacted if the semiconductor industry into which we sell our products remains depressed.

The current economic downturn, combined with significant excess production capacity in the semiconductor industry, have resulted in the worst downturn the semiconductor and ATE industries have ever experienced. This climate has created significantly diminished demand for our products, excess manufacturing capacity in our plants, and the erosion of average selling prices. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 may have exacerbated this downturn or caused it to last longer. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. In addition, we may be required to secure debt or equity financing, and we cannot be sure that such financing will be available when required or on acceptable terms.

Our sales reflect the cyclicality of the semiconductor industry, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downtown. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have caused in the past, and will likely cause in the future, our operating results to fluctuate. The current cyclical downturn in the semiconductor industry has significantly reduced demand for our products. Our sales and operating results will likely continue to be reduced during this downturn.

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

During the last three years, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations or losses in the future, include:
    competitive pricing pressures;
    the impairment of our assets due to reduced future demand for our products;
    our ability to control operating costs;
    delays in shipments of our products;
    the mix of our products sold;
    the mix of customers and geographic regions where we sell our products;
    changes in the level of our fixed costs;
    costs associated with the development of our proprietary technology;
    costs and timing of completion and integration of our acquisitions and plant relocations and expansions;
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

If we are not able to control our operating expenses during a cyclical downturn, we may not have sufficient cash to operate our businesses.

Due to the current cyclical downturn, we have implemented cost containment strategies with a goal of reducing our operating expenses and preserving our cash. These strategies include workforce reductions at all of our facilities worldwide, salary reductions for all employees worldwide, a temporary elimination of domestic retirement benefits and additional cost controls on other expenditures. We may not be successful in reaching our goal of reducing our operating expenses sufficiently to maintain our existing cash balances and, if we are not able to control our operating expenses, they could increase and the level of our cash may not be sufficient to operate our businesses. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

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
    we may realize substantial acquisition related expenses which would reduce our net earnings in future years; and
    our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies that we acquire.

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

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the rapid changes needed in automatic testing systems to respond to developments in the semiconductor industry, are likely to continue. We cannot be certain that we will be successful in developing, manufacturing or selling products that will satisfy customer needs or attain market acceptance. Our failure to provide products that meet customer needs or gain market acceptance will hurt our business prospects.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2002 and 2018, and we have pending applications for additional patents. Some of our products utilize proprietary technology that is not covered by patent or similar protection, and in many cases, cannot be protected. We cannot be certain that:
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

We compete with numerous manufacturers, many of whom have greater financial resources and more extensive design and production capabilities than we do. Some of our principal competitors in the sale of manipulator, docking and tester interface products are Reid-Ashman Manufacturing, Microhandling GmbH, Credence Systems, LTX, Schlumberger, Teradyne and Cerprobe. Some of our principal competitors in the sale of temperature-management products are Trio-Tech International, Thermonics and ERS Elektronik GmbH. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer satisfaction worldwide. If we are not able to compete successfully, our business will suffer.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Our ten largest customers accounted for approximately 62% of net revenues in 2001, and one customer, Agilent Technologies, accounted for 15% of our net revenues in 2001. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and certain other key employees. Generally, we do not have employment agreements with any of our executive officers or other key employees. Our future success will depend, in part, upon our ability to retain our managers, engineers and other key employees. Our business could suffer if we were unable to retain one or more of our senior officers or other key employees.

A substantial portion of our operations exists outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 13% and 16% of consolidated net revenues in 2001 and 2000, respectively. Export sales from our U.S. manufacturing facilities totaled $9.0 million, or 17% of consolidated net revenues in 2001 and $23.0 million, or 26% in 2000. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region were 6% in 2001 and 9% in 2000. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the economic instability in the Asia-Pacific region has not had a material adverse effect on our order backlog, financial condition, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our results of operations. We expect our international revenues will continue to represent a significant portion of total net revenues. To date, we have not experienced significant problems in our foreign operations. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

In 2001, approximately 3% of our net revenues were dominated in Japanese yen, approximately 5% were dominated in British pounds, and approximately 3% were dominated in German deutsche marks. Fluctuations in the values of these currencies could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen, British pound or German deutsche mark (or the Euro beginning in 2002) in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operations. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations as a portion of total sales are in German deutsche marks (or the Euro beginning in 2002) while inventory purchases are in U.S. dollars. We will also have a similar exposure in our Singapore operations as our manufacturing operations expand, because our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar and German deutsche mark (or the Euro beginning in 2002).

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of December 31, 2001, there were no forward exchange rate contracts outstanding.

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
Annual Report on Form 10-K

PART III:

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item will be filed not later than April 30, 2002 by an amendment to this Report or incorporation by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 11:   EXECUTIVE COMPENSATION

The information required by this item will be filed not later than April 30, 2002 by an amendment to this Report or incorporation by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be filed not later than April 30, 2002 by an amendment to this Report or incorporation by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be filed not later than April 30, 2002 by an amendment to this Report or incorporation by reference to the proxy statement for our 2002 Annual Meeting of Stockholders.

PART IV:

Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The documents filed as part of this Annual Report on Form 10-K are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable report of the independent certified public accountants are included in Part II, Item 8 of this Annual Report on Form 10-K.

(ii)    The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 14(c) of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

On October 26, 2001, we filed a Report on Form 8-K providing information responsive to the requirements of Items 5 and 7 of that form regarding our financial results for the quarter and nine months ended September 30, 2001.

inTEST Corporation
Annual Report on Form 10-K

PART IV: (Continued)

Item 14:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

(c)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.*
3.2	By Laws.*
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels.*
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company.**
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.***
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000.****
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000.*****
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen******
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.******
10.8	Amended and Restated 1997 Stock Plan.*******
10.9	Loan Agreement dated November 16, 2000 between PNC Bank, National Association and the Company*****
10.10	Note payable to PNC Bank, National Associated dated November 1, 2000*****
10.11	Letter dated September 28, 2001, renewing the Loan Agreement dated November 16, 2000 and Note dated November 1, 2000********
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

*	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
**	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
***	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
****	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
*****	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
******	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
*******	Previously filed as an appendix to the Company's proxy statement filed April 27, 2001, and incorporated herein by reference.
********	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001, and incorporated herein by reference.

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
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	April 1, 2002

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	April 1, 2002

/s/ Daniel J. Graham Daniel J. Graham, Vice Chairman, Senior Vice President	April 1, 2002

/s/ Alyn R. Holt Alyn R. Holt, Chairman	April 1, 2002

/s/ Richard O. Endres Richard O. Endres, Director	April 1, 2002

/s/ Stuart F. Daniels Stuart F. Daniels, Director	April 1, 2002

/s/ Gregory W. Slayton Gregory W. Slayton, Director	April 1, 2002

/s/ Douglas W. Smith Douglas W. Smith, Director	April 1, 2002

/s/ James J. Greed, Jr. James J. Greed, Jr, Director	April 1, 2002

Index to Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation.*
3.2	By Laws.*
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels.*
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company.**
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan.***
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000.****
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000.*****
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen******
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.******
10.8	Amended and Restated 1997 Stock Plan.*******
10.9	Loan Agreement dated November 16, 2000 between PNC Bank, National Association and the Company*****
10.10	Note payable to PNC Bank, National Associated dated November 1, 2000*****
10.11	Letter dated September 28, 2001, renewing the Loan Agreement dated November 16, 2000 and Note dated November 1, 2000********

21	Subsidiaries of the Company.
23	Consent of KPMG LLP.

*	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
**	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
***	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
****	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
*****	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
******	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
*******	Previously filed as an appendix to the Company's proxy statement filed April 27, 2001, and incorporated herein by reference.
********	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2001, filed November 14, 2001, and incorporated herein by reference.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 2001. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Philadelphia, Pennsylvania
February 25, 2002

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2001       2000
                                                                   ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                         $ 7,281    $ 5,680
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $125 and $241, respectively                  5,191     14,752
  Inventories                                                         7,554     12,559
  Deferred tax asset                                                  1,539      1,287
  Refundable domestic and foreign income taxes                        2,428        931
  Other current assets                                                  421        463
                                                                    -------    -------
     Total current assets                                            24,414     35,672
                                                                    -------    -------
Property and equipment:
  Machinery and equipment                                             9,167      9,856
  Leasehold improvements                                              2,607      2,750
                                                                    -------    -------
                                                                     11,774     12,606
  Less: accumulated depreciation                                     (6,031)    (7,519)
                                                                    -------    -------
     Net property and equipment                                       5,743      5,087
                                                                    -------    -------
Deferred tax asset                                                       30        210
Other assets                                                            648        407
Goodwill, net of accumulated amortization of $406 and
   $1,259, respectively                                                 933      5,926
                                                                    -------    -------
     Total assets                                                   $31,768    $47,302
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,869    $ 4,563
  Accrued expenses                                                    2,100      3,568
  Domestic and foreign income taxes payable                             218        773
  Capital lease obligations                                              81          -
                                                                    -------    -------
     Total current liabilities                                        4,268      8,904
                                                                    -------    -------
Capital lease obligations, net of current portion                       296          -
                                                                    -------    -------
     Total liabilities                                                4,564      8,904
                                                                    -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,685,205 and 8,658,511 shares issued, respectively                 87         87
  Additional paid-in capital                                         21,781     22,328
  Retained earnings                                                   8,127     19,456
  Accumulated other comprehensive loss                                 (451)      (300)
  Deferred compensation                                                 (16)       (98)
  Note receivable from Equity Participation Plan                          -     (3,075)
  Treasury stock, at cost; 375,982 and 0 shares, respectively        (2,324)         -
                                                                    -------    -------
     Total stockholders' equity                                      27,204     38,398
                                                                    -------    -------
     Total liabilities and stockholders' equity                     $31,768    $47,302
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     ------------------------------
                                                       2001        2000      1999
                                                     -------     --------  --------
Net revenues                                         $51,627     $87,651    $53,585
Cost of revenues                                      38,916      48,095     26,875
                                                     -------     -------    -------
      Gross margin                                    12,711      39,556     26,710
                                                     -------     -------    -------
Operating expenses:
   Selling expense                                     8,754      11,711      8,418
   Engineering and product development
    expense                                            6,132       6,576      4,864
   General and administrative expense                  7,902       7,273      6,101
   Impairment of goodwill                              4,612           -          -
   Merger-related costs                                    -       2,672          -
   Write-off of deferred offering costs                    -         415          -
                                                     -------     -------    -------
      Total operating expenses                        27,400      28,647     19,383
                                                     -------     -------    -------
Operating income (loss)                              (14,689)     10,909      7,327
                                                     -------     -------    -------
Other income (expense):
   Interest income                                       213         493        348
   Interest expense                                      (31)        (31)      (229)
   Other                                                 369         208        112
                                                     -------     -------    -------
      Total other income (expense)                       551         670        231
                                                     -------     -------    -------
Earnings (loss) before income taxes                  (14,138)     11,579      7,558
Income tax expense (benefit)                          (2,809)      5,200      1,425
                                                    --------     -------    -------
      Net earnings (loss)                           $(11,329)    $ 6,379    $ 6,133
                                                    ========     =======    =======

Net earnings (loss) per common share - basic          $(1.37)      $0.78      $0.76

Weighted average common shares outstanding -
  basic                                            8,279,356   8,201,029  8,084,398

Net earnings (loss) per common share - diluted        $(1.37)      $0.75      $0.74

Weighted average common shares and common share
  equivalents outstanding - diluted                8,279,356   8,469,910  8,265,537

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ----------------------------
                                                        2001       2000      1999
                                                      --------    ------    ------

Net earnings (loss)                                   $(11,329)   $6,379    $6,133

Foreign currency translation adjustments                  (151)     (314)       49
                                                      --------    ------    ------

Comprehensive earnings (loss)                         $(11,480)   $6,065    $6,182
                                                      ========    ======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                        Accum.
                                                        Other
                       Common Stock   Addt'l            Comp.              Equity               Total
                     ---------------- Paid-In Retained  Income   Deferred   Part.   Treasury Stockholders'
                      Shares   Amount Capital Earnings  (Loss)     Comp.  Plan Note   Stock     Equity
                     --------- ------ ------- -------- --------- -------- --------- -------- -------------

Balance, 1/1/99      8,597,842  $  86 $21,913  $ 6,944   $ (35)   $ (255)  $(3,367) $  (224)   $25,062

Net earnings                 -      -       -    6,133       -         -         -        -      6,133
Other comprehen-
  sive income                -      -       -        -      49         -         -        -         49
Amortization of
  deferred
  compensation               -      -       -        -       -        75         -        -         75
Elimination of
  deferred comp-
  ensation related
  to stock options
  forfeited                  -      -     (41)       -       -        41         -        -          -
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       139        -        139
Stock options
  exercised             33,138      -       -        -       -         -         -        -          -
                     ---------  ----- -------  -------   -----    ------   -------  -------    -------
Balance, 12/31/99    8,630,980     86  21,872   13,077      14      (139)   (3,228)    (224)    31,458

Net earnings                 -      -       -    6,379       -         -         -        -      6,379
Other comprehen-
  sive loss                  -      -       -        -    (314)        -         -        -       (314)
Amortization of
  deferred
  compensation               -      -       -        -       -        41         -        -         41
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       153        -        153
Stock options
  exercised             83,088      1     226        -       -         -         -        -        227
Tax benefit from
  exercise of
  stock options              -      -     454        -       -         -         -        -        454
Retirement of
  treasury stock       (55,557)     -    (224)       -       -         -         -      224          -
                     ---------  ----- -------  -------   -----    ------   -------  -------    -------
Balance, 12/31/00    8,658,511     87  22,328   19,456    (300)      (98)   (3,075)       -     38,398

Net loss                     -      -       -  (11,329)      -         -         -        -    (11,329)
Other comprehen-
  sive loss                  -      -       -        -    (151)        -         -        -       (151)
Amortization of
  deferred
  compensation               -      -       -        -       -        58         -        -         58
Elimination of
  deferred comp-
  ensation related
  to stock options
  forfeited                  -      -     (24)       -       -        24         -        -          -
Principal payments
  by Equity Partici-
  pation Plan                -      -       -        -       -         -       147        -        147
Termination of
  Equity Participa-
  tion Plan and
  acquisition of
  treasury stock             -      -    (604)       -       -         -     2,928   (2,324)         -
Stock options
  exercised             34,674      -     100        -       -         -         -        -        100
Tax benefit from
  exercise of
  stock options              -      -      22        -       -         -         -        -         22
Acquisition and
  retirement of
  treasury stock        (4,226)     -     (41)       -       -         -         -        -        (41)
Cancellation of
  escrow shares         (3,754)     -       -        -       -         -         -        -          -
                     ---------  ----- -------  -------   -----    ------   -------  -------    -------

Balance, 12/31/01    8,685,205  $  87 $21,781  $ 8,127   $(451)   $  (16)  $     -  $(2,324)   $27,204
                     =========  ===== =======  =======   =====    ======   =======  =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                 2001      2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES                           -------   -------   -------
  Net earnings (loss)                                         $(11,329)  $ 6,379   $ 6,133
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                 1,801     1,595       950
    Amortization of goodwill                                       381       479       479
    Impairment of goodwill                                       4,612         -         -
    Tax benefit from exercise of stock options                      22       454         -
    Deferred taxes                                                 (72)      124    (1,377)
    Foreign exchange (gain) loss                                    15       (28)      (36)
    Deferred compensation relating to stock options                 58        41        75
    Loss on disposal of fixed assets                                 9        16         -
    Changes in assets and liabilities:
      Trade accounts and notes receivable                        9,429    (4,901)   (4,189)
      Inventories                                                4,973    (4,604)   (2,080)
      Proceeds from sale of demonstration equipment,
       net of gain                                                 121        17        85
      Refundable domestic and foreign income taxes              (1,476)     (477)    1,123
      Other current assets                                          31       431      (481)
      Accounts payable                                          (2,629)     (543)    3,045
      Domestic and foreign income taxes payable                   (553)   (1,505)    1,639
      Accrued expenses                                          (1,454)      581     1,561
                                                               -------   -------   -------
Net cash provided by (used in) operating activities              3,939    (1,941)    6,927
                                                               -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                           (2,378)   (4,050)   (1,596)
  Other long-term assets                                          (277)      921      (100)
                                                               -------   -------   -------
Net cash used in investing activities                           (2,655)   (3,129)   (1,696)
                                                               -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                                   -    (1,241)   (1,784)
  Repayment of long-term debt                                      (65)     (256)     (156)
  Proceeds from financing of machinery and equipment               216         -         -
  Note receivable repayments from Equity Participation Plan        147       153       139
  Acquisition of treasury stock                                    (41)        -         -
  Proceeds from stock options exercised                            100       227         -
                                                               -------   -------   -------
Net cash provided by (used in) financing activities                357    (1,117)   (1,801)
                                                               -------   -------   -------
Effects of exchange rates on cash                                  (40)     (180)      (20)
                                                               -------   -------   -------
Net cash provided by (used in) all activities                    1,601    (6,367)    3,410
Cash and cash equivalents at beginning of period                 5,680    12,047     8,637
                                                               -------   -------   -------
Cash and cash equivalents at end of period                     $ 7,281   $ 5,680   $12,047
                                                               =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Capital lease additions                                      $   226   $     -   $     -
                                                               =======   =======   =======
  Treasury stock acquired as repayment of Equity
    Participation Plan note receivable (See Note 10)           $ 2,324   $     -   $     -
                                                               =======   =======   =======
Cash (refunds) payments for:
  Domestic and foreign income taxes                            $  (752)  $ 6,573   $    59
  Interest                                                          29        32       240

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

The consolidated entity is comprised of inTEST Corporation (parent) and our nine 100% owned subsidiaries: inTEST Limited (Thame, U.K.), inTEST Kabushiki Kaisha (Kichijoji, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (formerly TestDesign Corporation) (Delaware), Temptronic Corporation (Delaware), inTEST GmbH (Germany) (operations commenced during August 2000), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company).

We manufacture our products in the U.S., the U.K. and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore.

On March 9, 2000, we completed a merger with Temptronic Corporation ("Temptronic") whereby Temptronic was merged into one of our wholly-owned subsidiaries. We exchanged 2,046,793 shares of our common stock for all of the Temptronic common stock. Each share of Temptronic common stock was exchanged for 0.925 shares of our common stock. In addition, outstanding Temptronic stock options were converted at the same exchange ratio into options to acquire 175,686 shares of our common stock. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, our consolidated financial statements for periods prior to the merger date were retroactively restated to give effect to the merger. Upon consummation of the merger, 55,557 shares of treasury stock held by Temptronic with a cost of $224 were retired. Temptronic also has a 100% owned foreign subsidiary, which is consolidated with Temptronic for reporting purposes.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, inventory obsolescence write-downs, deferred income tax valuation allowances and warranty reserves, are particularly impacted by estimates.

Risks and Uncertainties

Our historic results of operations as presented in these consolidated financial statements may not be indicative of future results. Factors that could affect our future operating results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the IC and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate our operations with those of the acquired entity; costs associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; the ability to effectively control operating costs; competitive pricing pressures; delays in shipments of products; the mix of products sold; the mix of customers and geographic regions where products are sold; the loss of, or reduction in orders from, a major customer; the development of new products and technologies by us or our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the technological obsolescence of our inventory; the availability of qualified personnel; net revenues generated by foreign subsidiaries; exchange rate fluctuations and the use of forward exchange rate contracts; the anticipated market for our products; and the sufficiency of cash balances, lines of credit and net cash from operations.

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Short-term investments which have maturities of three months or less when purchased are considered to be cash equivalents and are carried at cost, which approximates market value.

Trade Notes Receivable

Trade notes receivable are due from trade customers in Japan, and have original maturities of less than four months. The notes are non-interest bearing. Trade notes receivable were $36 and $193 at December 31, 2001 and 2000, respectively.

Credit Risks

We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. Bad debt expense (recovery) was $(104), $31, and $16 for the years ended December 31, 2001, 2000 and 1999, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1,801, $1,595 and $950 for the years ended December 31, 2001, 2000 and 1999, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Intangibles

Goodwill resulting from the acquisition of the minority interest in three of our foreign subsidiaries and the acquisition of TestDesign is amortized on a straight-line basis over 15 years. Total amortization expense for the years ended December 31, 2001, 2000 and 1999 was $381, $479 and $479, respectively. When events or circumstances so indicate, we assess the potential impairment of our intangible assets and other long-lived assets based on anticipated undiscounted cash flows from operations. Such events and circumstances include a sale of all or a significant part of the operations associated with the long-lived asset, or a significant decline in the operating performance of the asset. The amount of impairment charge, if any, is calculated by comparing the anticipated discounted future cash flows to the carrying value of the long-lived asset.

We performed an impairment assessment of our goodwill as of September 30, 2001, due to the current industry downturn. As a result of this assessment, a $4,612 impairment charge was recorded for the goodwill that is associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date. No impairment was indicated for the goodwill that is associated with the acquisition of three of our foreign subsidiaries which had a net book value of $933 at December 31, 2001.

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

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents represent stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:

	Years Ended December 31,
	2001	2000	1999
Weighted average common shares outstanding -- basic	8,279,356	8,201,029	8,084,398
Potentially dilutive securities:
Employee stock options	-	268,881	181,139

Weighted average common shares outstanding -- diluted	8,279,356	8,469,910	8,265,537

For the year ended December 31, 2001, common share equivalents of 95,288 were excluded from the calculation because their effect was anti-dilutive. Weighted average common shares outstanding exclude unallocated shares of common stock held by the Temptronic Corporation Equity Participation Plan ("EPP") (see Note 10).

Revenue Recognition

Revenues from sales of products are recognized upon shipment to customers. Service revenues are recognized as the services are performed.

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as product development costs, are expensed as incurred.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2001, 2000 and 1999 was $1,044, $1,102 and $790, respectively.

Stock-Based Compensation

We account for our stock option plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, we have elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") in accounting for our stock option plans. Under APB 25, we do not recognize compensation expense on the issuance of our stock options to employees and non-employee directors when the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date. Compensation expense for stock options granted to non-employees is accounted for based upon the fair value of the options on the date of grant, in accordance with the provisions of SFAS No. 123.

Foreign Currency

The accounts of the foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated within other comprehensive income or loss in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings (loss).

Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations approximated their carrying value based upon the rates offered to us for similar type arrangements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We adopted SFAS No. 133 in the first quarter of 2001, as required. The adoption of SFAS No. 133, as amended, did not have an effect on our results of operations, financial condition or long-term liquidity.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In June 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. As of the date of adoption, we had unamortized goodwill of $933 which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $381, $479 and $479 for the years ended December 31, 2001, 2000 and 1999. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our consolidated financial statements.

(3)   SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: manipulator/docking hardware products, temperature management systems and tester interface products. The manipulator and docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST Limited, inTEST Kabushiki Kaisha, and inTEST PTE, Limited. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2001	2000	1999
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$19,986	$39,556	$26,423
Temperature Management	25,724	33,505	19,089
Tester Interface	5,917	14,590	8,073
	$51,627	$87,651	$53,585
Affiliate sales or transfer from:
Manipulator/Docking Hardware	$ 914	$ 2,087	$ 2,049
Temperature Management	1,031	136	506
Tester Interface	923	1,873	502
	$2,868	$4,096	$3,057
Depreciation/amortization:
Manipulator/Docking Hardware	$1,283	$1,114	$781
Temperature Management	518	562	495
Tester Interface	381	398	153
	$2,182	$2,074	$1,429
Operating income (loss):
Manipulator/Docking Hardware	$ (6,957)	$ 7,677	$5,477
Temperature Management	(717)	1,801	1,005
Tester Interface	(7,015)	1,431	845
	$(14,689)	$10,909	$7,327
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$ (6,539)	$8,319	$5,884
Temperature Management	(584)	1,830	829
Tester Interface	(7,015)	1,430	845
	$(14,138)	$11,579	$7,558
Income tax expense (benefit):
Manipulator/Docking Hardware	$(1,988)	$2,857	$2,298
Temperature Management	(91)	1,738	(1,210)
Tester Interface	(730)	605	337
	$(2,809)	$5,200	$1,425
Net earnings (loss):
Manipulator/Docking Hardware	$ (4,551)	$5,461	$3,586
Temperature Management	(493)	92	2,039
Tester Interface	(6,285)	826	508
	$(11,329)	$6,379	$6,133
Identifiable assets:
Manipulator/Docking Hardware	$17,015	$25,718	$27,206
Temperature Management	11,652	14,661	11,395
Tester Interface	3,101	6,923	4,414
	$31,768	$47,302	$43,015

We do not currently allocate corporate overhead to our subsidiaries. All costs associated with our executive management team are charged to the Cherry Hill, New Jersey operation which is included in the manipulator/docking hardware segment. The $4,612 charge for impairment of goodwill in 2001 was incurred by the tester interface segment, the $2,672 of merger-related costs in 2000 were incurred by the temperature management segment, and the $415 write-off of deferred offering costs in 2000 was incurred by the manipulator/docking hardware segment. Substantially all interest income is generated by our three Delaware holding companies, whose results are also included in the manipulator/docking hardware segment.

Export sales from our domestic manufacturing facilities (New Jersey, California and Massachusetts) totaled $9,009, $22,983 and $16,280 during the years ended December 31, 2001, 2000 and 1999, respectively. During the years ended December 31, 2001, 2000 and 1999, we had sales to Japan of $5,345, $10,134 and $5,737, respectively. Our foreign subsidiaries generated $6,959, $13,707 and $8,522 of net revenues in 2001, 2000 and 1999, respectively.
                                                                                                            F - 11

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   MAJOR CUSTOMERS

Agilent Technologies accounted for 15% of our consolidated net revenues in 2001. No customer accounted for more than 10% of our consolidated net revenues in 2000 or 1999.

(5)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2001	2000
Raw materials	$3,960	$ 7,160
Work in process	2,362	3,785
Finished goods	1,232	1,614
	$7,554	$12,559

(6)   DEBT

Line of Credit

As of December 31, 2001, we have a $5,000 committed, unsecured line of credit of which $4,800 was available to borrow (the $5,000 committed amount less $200 in letters of credit we have issued to third parties under this line). Borrowings under this line of credit are principally used for working capital purposes. Borrowings on the line of credit bear interest at either the prime rate minus 1.0% or the Euro-rate plus 1.5%, which is payable monthly on any outstanding balance. The Company is required to maintain a $50 compensating balance at the bank which granted the line of credit. At December 31, 2001, there were no borrowings outstanding. This line of credit is due to expire September 30, 2002.

We are currently negotiating with the bank which issued this line of credit to modify this facility to extend the maturity for a period of two years. We expect that the amended agreement will provide for the granting of a security interest in most of our domestic assets and the addition of certain negative covenants.

Letter of Credit

We have an outstanding letter of credit in the amount of $200 as of December 31, 2001. This letter of credit was issued as a security deposit under a lease which our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts.

Capital Lease Obligations

On January 31, 2001, we entered into two capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2001 are as follows:

2002	$105
2003	105
2004	105
2005	104
2006	17
Total minimum lease payments	436
Less: Amount representing interest	59
Present value of minimum lease payments	377
Less: Current installments under capital leases	81

Obligations under capital lease, excluding current installments	$296

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   STOCK OPTION PLAN

The Amended and Restated 1997 Stock Plan (the "Plan") provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of our common stock and for other stock-based awards to key employees and directors responsible for our direction and management and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by our Board of Directors) and the Key Employee Plan (administered by the Compensation Committee of our Board of Directors). We have reserved 1,100,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

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

In connection with the merger with Temptronic, outstanding incentive and non-qualified stock options to acquire Temptronic common stock were converted into 175,686 stock options to acquire our stock at a conversion ratio of 0.925, with appropriate adjustment to the exercise price. These stock options, which were issued outside of the Plan, generally vest over four to five years.

As discussed in Note 2, we have elected to continue to follow APB 25 in accounting for our stock option plans. Under APB 25, we do not recognize compensation expense on the issuance of stock options to employees and non-employee directors when the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date. Prior to the merger, Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost is amortized to expense as the options vest. Total compensation cost recognized for the years ended December 31, 2001, 2000 and 1999 was $58, $41, $75, respectively.

Had compensation costs for our stock-based compensation plans been determined consistent with SFAS No. 123, our net earnings (loss) and net earnings (loss) per common share for the years ended December 31, 2001, 2000 and 1999 would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net earnings (loss):
As reported	$(11,329)	$6,379	$6,133
Pro forma	$(11,808)	$5,416	$5,988
Net earnings (loss) per common share -- basic:
As reported	$(1.37)	$0.78	$0.76
Pro forma	$(1.43)	$0.66	$0.74
Net earnings (loss) per common share -- diluted:
As reported	$(1.37)	$0.75	$0.74
Pro forma	$(1.43)	$0.64	$0.72

The fair value for stock options granted in 2001 and 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (no options were granted in 1999):

	2001	2000
Risk-free interest rate	4.40%	4.99%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	1.01	.82
Weighted average expected life of stock options	5 years	5 years

The per share weighted average fair value of stock options issued in 2001 and 2000 was $2.91 and $8.92, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. As our stock options have characteristics significantly different from those of traded options, and as changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
                                                                                                         F - 13

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   STOCK OPTION PLAN (Continued)

The following table summarizes the stock option activity for the three years ended December 31, 2001:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 1999 (215,637 exercisable)	585,691	$ 3.91
Granted	--	--
Exercised	(33,138)	.10
Canceled	(79,598)	3.40
Options outstanding, December 31, 1999 (202,464 exercisable)	472,955	4.26
Granted	642,000	13.08
Exercised	(83,088)	2.70
Canceled	(6,865)	14.76
Options outstanding, December 31, 2000 (196,386 exercisable)	1,025,002	9.84
Granted	361,000	5.81
Exercised	(34,674)	2.91
Canceled	(329,403)	14.20
Options outstanding, December 31, 2001 (386,930 exercisable)	1,021,925	$ 6.62

The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Life	Weighted Average Excercise Price of Outstanding Options	Number Exercisable at December 31, 2001	Weighted Average Exercise Price of Exercisable Options

$0.02	5,550	5.50 years	$0.02	--	$0.02
$2.99 - $3.35	287,500	9.86 years	$3.20	41,875	$3.35
$3.79 - $4.44	160,775	5.77 years	$4.17	109,575	$4.13
$6.00 - $6.75	161,100	6.21 years	$6.13	106,080	$6.00
$9.56 - $12.69	407,000	8.63 years	$10.28	129,400	$11.17

(8)   COMMITMENTS

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2011. Total rental expense for the years ended December 31, 2001, 2000 and 1999 was $2,241, $1,696 and $1,227, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2001, are as follows:

2002	$1,895
2003	$1,814
2004	$1,708
2005	$1,325
2006	$1,266
Thereafter	$4,979

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $3,685 and $4,825 at December 31, 2001 and 2000, respectively.

Total income tax expense (benefit) was allocated as follows:

	Years Ended December 31,
	2001	2000	1999
Income (loss) from operations	$(2,809)	$5,200	$1,425
Stockholders' equity, for tax benefit derived from exercise and sale of stock option shares	(22)	(454)	-
	$(2,831)	$4,746	$1,425

Earnings (loss) before income taxes were as follows:

	Years Ended December 31,
	2001	2000	1999
Domestic	$(13,618)	$ 8,511	$5,949
Foreign	(520)	3,068	1,609
	$(14,138)	$11,579	$7,558

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2001	2000	1999
Current
Domestic -- Federal	$(2,585)	$3,922	$1,934
Domestic -- state	(69)	165	215
Foreign	(83)	989	652
	(2,737)	5,076	2,801
Deferred:
Domestic -- Federal	(143)	(171)	(946)
Domestic -- state	71	295	(430)
	(72)	124	(1,376)
Income tax expense (benefit)	$(2,809)	$5,200	$1,425

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2001 and 2000:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   INCOME TAXES (Continued)

	December 31,
	2001	2000
Deferred tax assets:
Accrued vacation pay	$ 180	$ 264
Allowance for doubtful accounts	47	69
Inventories	949	609
Accrued warranty	171	143
Accrued bonuses	141	271
Net operating loss and credit carryforward	90	90
Stock compensation	62	90
Property and equipment	56	120
Other	66	57
	1,762	1,713
Valuation allowance	(178)	(90)
Deferred tax assets	1,584	1,623
Deferred tax liabilities:
Accrued royalty income	(15)	(126)
Deferred tax liabilities	(15)	(126)

Net deferred tax asset	$1,569	$1,497

The valuation allowance for deferred tax assets as of the beginning of 2001 and 2000 was $90 and $90, respectively. The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $88 and $0, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2019. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefit of the deferred tax asset, net of the valuation allowance, at December 31, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

An analysis of the effective tax rate for the years ended December 31, 2001, 2000 and 1999 and a reconciliation from the expected statutory rate of 34%, 35% and 34%, respectively, are as follows:

	Years Ended December 31,
	2001	2000	1999
Expected income tax provision at U.S. statutory rate	$(4,807)	$4,053	$2,570
State taxes, net of Federal benefit	1	299	157
Increase (decrease) in tax from:
Non-deductible merger-related costs	-	815	-
Liquidation of life insurance policies	-	83	-
Non-deductible goodwill and other permanent differences	1,913	69	28
Foreign income tax rate differences	92	(85)	58
Federal credits	-	-	(51)
Change in valuation allowance related to Federal	-	-	(1,418)
Other	(8)	(34)	81
Income tax expense (benefit)	$(2,809)	$5,200	$1,425

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age are eligible to participate in the plan. During the first quarter of 2001 and the years ended December 31, 2000 and 1999, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation up to $5. Effective April 1, 2001, the 401(k) plan matching contributions were temporarily suspended due to our cost containment efforts. Future matching contributions are discretionary. Employer contributions vest over a six-year period. We contributed $77, $299 and $221 to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988. All permanent employees who are at least 21 years of age are eligible to participate in the plan. Under the plan, Temptronic may make discretionary matching contributions to be determined annually by Temptronic up to 6% of the employees' annual compensation. Effective October 1, 2001, the 401(k) plan matching contributions were temporarily suspended due to our cost containment efforts. Employer contributions vest over a seven-year period. Temptronic contributed $176, $74 and $56 to the plan for the years ended December 31, 2001, 2000 and 1999, respectively.

Temptronic established the EPP covering substantially all employees in 1982. On November 6, 1996, in exchange for a note receivable, Temptronic loaned the EPP $3,668 to purchase 565,483 shares of stock from certain former stockholders of Temptronic. We agreed to make an annual contribution to the EPP in the amount of the principal plus interest due on the note receivable. This note receivable bore interest at 10% and was scheduled to mature on September 30, 2011. A portion of the total shares acquired with the proceeds of the note were allocated to participant accounts on September 30 of each plan year as the note receivable was repaid. The original amount of the note from the EPP was recorded as a reduction of stockholders' equity. The reduction in stockholders' equity was offset when the annual contributions were made.

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to us in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to us was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. We have filed an application for a favorable determination with respect to the termination of the EPP with the Internal Revenue Service. This determination, when received, will have no impact on the accounting for the termination of the EPP.

(11)   ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2001	2000
Accrued compensation	$ 958	$1,630
Accrued warranty costs	451	367
Accrued commissions	306	870
Accrued professional fees	145	166
Accrued merger-related costs	-	239
Accrued other	240	296

	$2,100	$3,568

(12)   RELATED PARTY TRANSACTIONS

We paid consulting fees which totaled $94, $59 and $67 during the years ended December 31, 2001, 2000 and 1999, respectively, to one individual who is a member of our Board of Directors. We paid consulting fees to one individual who is one of our executive officers (prior to his employment as an executive officer) totaling $44 in 2001.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $85, $113 and $119 during the years ended December 31, 2001, 2000 and 1999, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)   RELATED PARTY TRANSACTIONS (Continued)

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd. As of December 31, 2001, a wholly-owned subsidiary of Hakuto Co. Ltd., Hakuto America Holdings, Inc., owned 647,500 shares of our outstanding stock. During the years ended December 31, 2001, 2000 and 1999, Temptronic sold product at market prices totaling approximately $2,674, $1,469 and $1,510, respectively, to Hakuto Co. Ltd. At December 31, 2001 and 2000, accounts receivable from Hakuto Co. Ltd. amounted to approximately $182 and $351, respectively.

(13)   LEGAL PROCEEDINGS

From time to time we are a party to legal proceedings. We are not currently involved in any legal proceedings the resolution of which could have a material effect on our business, our financial position or our results of operations. On December 15, 2000, however, we filed a complaint in the U.S. District Court for the District of Delaware against Credence Systems Corporation claiming infringement of our U.S. patent number 4,589,815 and seeking damages and injunctive relief. Since that time, we commenced the process of discovery, which process is ongoing, and through which we will quantify our damages. We do not believe that this action will have a material effect on our business, financial condition or results of operations.

(14)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2001. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Our business is not seasonal; therefore year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/01	6/30/01	9/30/01	12/31/01	Total
Net revenues	$20,105	$16,675	$ 7,428	$ 7,419	$51,627
Gross margin	7,963	5,532	(1,747)	963	12,711
Earnings (loss) before income taxes	1,441	42	(12,184)	(3,437)	(14,138)
Income tax expense (benefit)	583	78	(2,360)	(1,110)	(2,809)
Net earnings (loss)	858	(36)	(9,824)	(2,327)	(11,329)

Net earnings (loss) per common share - basis	$0.10	$0.00	$(1.19)	$(0.28)	$(1.37)
Weighted average common shares outstanding - basic	8,252,139	8,265,932	8,289,634	8,308,982	8,279,356

Net earnings (loss) per common share - diluted	$0.10	$0.00	$(1.19)	$(0.28)	$(1.37)
Weighted average common shares and common share equivalents outstanding - diluted	8,411,240	8,265,932	8,289,634	8,308,982	8,279,356

	Quarters Ended
	3/31/00	6/30/00	9/30/00	12/31/00	Total
Net revenues	$20,254	$21,317	$24,491	$21,589	$87,651
Gross margin	9,975	10,506	11,261	7,814	39,556
Earnings before income taxes	2,277	4,354	4,186	762	11,579
Income taxes	1,799	1,560	1,552	289	5,200
Net earnings	478	2,794	2,634	473	6,379

Net earnings per common share - basis	$0.06	$0.34	$0.32	$0.06	$0.78
Weighted average common shares outstanding - basic	8,137,167	8,190,178	8,232,003	8,243,928	8,201,029

Net earnings per common share - diluted	$0.06	$0.33	$0.31	$0.06	$0.75
Weighted average common shares and common share equivalents outstanding - diluted	8,465,603	8,528,166	8,475,730	8,424,901	8,469,910

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 1999
Allowance for doubtful accounts	$ 221	$ 16	$ (2)	$ 239
Warranty reserve	100	790	662	228

Year Ended December 31, 2000
Allowance for doubtful accounts	239	31	29	241
Warranty reserve	228	1,102	963	367

Year Ended December 31, 2001
Allowance for doubtful accounts	241	(104)	12	125
Warranty reserve	367	1,044	960	451