Form 10-Q
period 2002-03-31
INTEST CORP
filed 2002-05-10
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of March 31, 2002:

8,685,205

inTEST CORPORATION

INDEX

PART 1.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	1

	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	2

	Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2002 and 2001	3

	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2002	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                      2002        2001
                                                                    ---------   --------
                                                                   (Unaudited)  (Audited)
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 6,421    $ 7,281
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $131 and $125, respectively                   4,885      5,191
  Inventories                                                          7,395      7,554
  Deferred tax asset                                                   1,539      1,539
  Refundable domestic and foreign income taxes                         3,141      2,428
  Other current assets                                                   299        421
                                                                     -------    -------
     Total current assets                                             23,680     24,414
                                                                     -------    -------
Property and equipment:
  Machinery and equipment                                              9,158      9,167
  Leasehold improvements                                               2,601      2,607
                                                                     -------    -------
                                                                      11,759     11,774
  Less: accumulated depreciation                                      (6,458)    (6,031)
                                                                     -------    -------
     Net property and equipment                                        5,301      5,743
                                                                     -------    -------
Deferred tax asset                                                        30         30
Other assets                                                             646        648
Goodwill, net of accumulated amortization of $406
   and $406, respectively                                                933        933
                                                                     -------    -------
     Total assets                                                    $30,590    $31,768
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,634    $ 1,869
  Accrued expenses                                                     2,302      2,100
  Domestic and foreign income taxes payable                              242        218
  Capital lease obligations                                               80         81
                                                                     -------    -------
     Total current liabilities                                         4,258      4,268
                                                                     -------    -------
Capital lease obligations, net of current portion                        276        296
                                                                     -------    -------
     Total liabilities                                                 4,534      4,564
                                                                     -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,685,205 and 8,685,205 shares issued, respectively                  87         87
  Additional paid-in capital                                          21,781     21,781
  Retained earnings                                                    7,036      8,127
  Accumulated other comprehensive loss                                  (518)      (451)
  Deferred compensation                                                   (6)       (16)
  Treasury stock, at cost; 375,982 and 375,982 shares, respectively   (2,324)    (2,324)
                                                                     -------    -------
     Total stockholders' equity                                       26,056     27,204
                                                                     -------    -------
     Total liabilities and stockholders' equity                      $30,590    $31,768
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           Mar. 31,
                                                                      ------------------
                                                                        2002      2001
                                                                      --------  --------

Net revenues                                                          $ 6,968    $20,105
Cost of revenues                                                        5,034     12,142
                                                                      -------    -------
      Gross margin                                                      1,934      7,963
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      1,461      2,869
   Engineering and product development expense                          1,188      1,677
   General and administrative expense                                   1,104      2,134
                                                                      -------    -------
      Total operating expenses                                          3,753      6,680
                                                                      -------    -------
Operating income (loss)                                                (1,819)     1,283
                                                                      -------    -------

Other income (expense):
   Interest income                                                         28         61
   Interest expense                                                        (6)        (1)
   Other                                                                   21         98
                                                                      -------    -------
      Total other income (expense)                                         43        158
                                                                      -------    -------

Earnings (loss) before income taxes                                    (1,776)     1,441
Income tax expense (benefit)                                             (685)       583
                                                                      -------    -------

      Net earnings (loss)                                             $(1,091)   $   858
                                                                      =======    =======

Net earnings (loss) per common share - basic                           $(0.13)     $0.10

Weighted average common shares outstanding - basic                  8,309,223  8,252,139

Net earnings (loss) per common share - diluted                         $(0.13)     $0.10

Weighted average common and common share
  equivalents outstanding - diluted                                 8,309,223  8,411,240

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                                         Three Months Ended
                                                                              Mar. 31,
                                                                         ------------------
                                                                           2002       2001
                                                                         -------    -------

Net earnings (loss)                                                      $(1,091)   $  858

Foreign currency translation adjustments                                     (67)     (289)
                                                                         -------    ------

Comprehensive earnings (loss)                                            $(1,158)   $  569
                                                                         =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited except Balance, December 31, 2001)

                                                                           Accumulated
                                     Common Stock    Additional               Other                                  Total
                                  -----------------   Paid-In    Retained  Comprehensive    Deferred    Treasury  Stockholders'
                                   Shares    Amount   Capital    Earnings      Loss       Compensation    Stock      Equity
                                  ---------  ------  ----------  --------  -------------  ------------  --------  -------------

Balance, December 31, 2001        8,685,205   $  87    $21,781    $ 8,127      $(451)        $  (16)     $(2,324)    $27,204

Net loss                                  -       -          -     (1,091)         -              -            -      (1,091)

Other comprehensive loss                  -       -          -          -        (67)             -            -         (67)

Amortization of deferred
  compensation                            -       -          -          -          -             10            -          10
                                  ---------   -----    -------    -------      -----         ------      -------     -------

Balance, March 31, 2002           8,685,205   $  87    $21,781    $ 7,036      $(518)        $   (6)     $(2,324)    $26,056
                                  =========   =====    =======    =======      =====         ======      =======     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                            Mar. 31,
                                                                       ------------------
                                                                         2002       2001
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(1,091)   $   858
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                           465        384
    Amortization of goodwill                                                 -        120
    Foreign exchange (gain) loss                                             2         (1)
    Deferred compensation relating to stock options                         10         26
    Loss on disposal of fixed assets                                         -          3
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  276      2,291
      Inventories                                                          157       (714)
      Proceeds from sale of demonstration equipment,
       net of gain                                                          49          7
      Refundable domestic and foreign income taxes                        (713)       264
      Other current assets                                                 121       (104)
      Accounts payable                                                    (228)      (882)
      Domestic and foreign income taxes payable                             25        (65)
      Accrued expenses                                                     204     (1,068)
                                                                       -------    -------
Net cash provided by (used in) operating activities                       (723)     1,119
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                      (86)    (1,105)
  Other long-term assets                                                     1        (14)
                                                                       -------    -------
Net cash used in investing activities                                      (85)    (1,119)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (21)         -
  Proceeds from financing of machinery and equipment                         -        216
  Note receivable repayments from Equity Participation Plan                  -         41
  Proceeds from stock options exercised                                      -         26
                                                                       -------    -------
Net cash provided by (used in) financing activities                        (21)       283
                                                                       -------    -------
Effects of exchange rates on cash                                          (31)      (175)
                                                                       -------    -------
Net cash provided by (used in) all activities                             (860)       108
Cash and cash equivalents at beginning of period                         7,281      5,680
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 6,421    $ 5,788
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease additions                                              $     -    $   226
                                                                       =======    =======

Cash payments made for:
  Domestic and foreign income taxes                                    $    44    $   379
  Interest                                                                   7          -

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2002 and for the three months ended
March 31, 2002 and 2001 is unaudited)
(In thousands, except for share and per share data)

(1)  NATURE OF OPERATIONS

We are a leading independent designer, manufacturer and marketer of positioner and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs.

The consolidated entity is comprised of inTEST Corporation (parent) and our nine 100% owned subsidiaries: inTEST Limited (Thame, U.K.), inTEST Kabushiki Kaisha (Tokyo, Japan), inTEST PTE, Limited (Singapore), inTEST Sunnyvale Corp. (formerly TestDesign Corporation) (Delaware), Temptronic Corporation (Delaware), inTEST GmbH (Meullrose, Germany), inTEST Investments, Inc. (a Delaware holding company), inTEST IP Corp. (a Delaware holding company) and inTEST Licensing Corp. (a Delaware holding company). Temptronic also has a 100% owned foreign subsidiary, which is consolidated with Temptronic for reporting purposes.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K filed on April 1, 2002.

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

Prior to July 2001, weighted average common shares outstanding excluded unallocated shares of common stock held by the Temptronic Corporation Equity Participation Plan ("EPP").

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933 which is subject to the transition provisions of SFAS Nos. 141, Business Combinations, and 142. Amortization expense related to goodwill was $120 for the quarter ended March 31, 2001. We do not believe that the adoption of SFAS No. 142 will have a material effect on our results of operation, financial condition or long-term liquidity.

The following table sets forth our results for the first quarter of 2001 assuming goodwill had not been amortized:

                                                                      Three Months Ended
                                                                            Mar. 31,
                                                                      ------------------
                                                                        2002       2001
                                                                      -------    -------
                                                                     (in thousands except
                                                                        per share data)
     Net earnings (loss)                                              $(1,091)   $  858
     Add back:  Goodwill amortization                                       -       120
                                                                      -------    ------
     Adjusted net earnings (loss)                                     $(1,091)   $  978
                                                                      =======    ======
     Basic earnings (loss) per share:
       Net earnings (loss)                                              $(.13)     $.10
       Goodwill amortization                                                -       .01
                                                                        -----      ----
     Adjusted net earnings (loss)                                       $(.13)     $.11
                                                                        =====      ====
     Diluted earnings (loss) per share:
       Net earnings (loss)                                              $(.13)     $.10
       Goodwill amortization                                                -       .01
                                                                        -----      ----
     Adjusted net earnings (loss)                                       $(.13)     $.11
                                                                        =====      ====

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted SFAS No. 144 in the quarter ended March 31, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

(3)  SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST Limited, inTEST Kabushiki Kaisha, and inTEST PTE, Limited. Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as inTEST GmbH. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

                                                                      Three Months Ended
                                                                            Mar. 31,
                                                                      ------------------
                                                                        2002      2001
                                                                      -------   -------
     Net revenues from unaffiliated customers:
       Positioner/Docking Hardware                                    $ 2,866   $ 7,893
       Temperature Management                                           3,230     9,008
       Tester Interface                                                   872     3,204
                                                                      -------   -------
                                                                      $ 6,968   $20,105
                                                                      =======   =======
     Affiliate sales or transfers from:
       Positioner/Docking Hardware                                    $   118   $   266
       Temperature Management                                             378       257
       Tester Interface                                                   114       647
                                                                      -------   -------
                                                                      $   610   $ 1,170
                                                                      =======   =======

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                                                      Three Months Ended
                                                                            Mar. 31,
                                                                      ------------------
                                                                        2002      2001
                                                                      -------   -------
     Operating income (loss):
       Positioner/Docking Hardware                                   $   (902)  $    41
       Temperature Management                                            (617)    1,164
       Tester Interface                                                  (300)       78
                                                                     --------   -------
                                                                     $ (1,819)  $ 1,283
                                                                     ========   =======
     Earnings (loss) before income taxes:
       Positioner/Docking Hardware                                   $   (797)  $   153
       Temperature Management                                            (613)    1,210
       Tester Interface                                                  (366)       78
                                                                     --------   -------
                                                                     $ (1,776)  $ 1,441
                                                                     ========   =======
     Income tax expense (benefit):
       Positioner/Docking Hardware                                    $  (385)  $   (12)
       Temperature Management                                            (185)      561
       Tester Interface                                                  (115)       34
                                                                      -------   -------
                                                                      $  (685)  $   583
                                                                      =======   =======
     Net earnings (loss):
       Positioner/Docking Hardware                                    $  (412)  $   165
       Temperature Management                                            (428)      649
       Tester Interface                                                  (251)       44
                                                                      -------   -------
                                                                      $(1,091)  $   858
                                                                      =======   =======

We began to allocate corporate overhead to our subsidiaries during the first quarter of 2002. Previously, all costs associated with our executive management team were charged to the Cherry Hill, New Jersey operation which is included in the positioner/docking hardware segment. The prior period segment information has not been restated to be comparable with the current period because it would be impracticable to do so. Substantially all interest income is generated by our three Delaware holding companies, whose results are also included in the positioner/docking hardware segment.

(4)  TERMINATION OF EQUITY PARTICIPATION PLAN

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

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to us in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to us was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. We recently received favorable determination with respect to the termination of the EPP from the Internal Revenue Service and plan to begin distribution of the allocated shares to plan participants during the second quarter of 2002.

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

The most recent downturn, which began during the fourth quarter of 2000, is the most severe downturn the ATE industry has ever experienced. Our consolidated quarterly net revenues have declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002, a decline of approximately 72%. The decrease we have experienced in net revenues during this period is comparable to the peak to trough differences being experienced by most of the companies in our industry. The approximate peak to trough percentage decline in quarterly net revenues by product segment is 92% in the tester interface segment (fourth quarter 2001), 75% in the positioner/docking hardware segment (fourth quarter 2001) and 63% in the temperature management segment (first quarter 2002). We believe the larger percentage declines in the net revenues of our tester interface segment are primarily due to the fact that these product sales are driven predominantly by semiconductor manufacturers' additions to production capacity, which essentially ceased during 2001. We believe the smaller percentage decline in the net revenues of our temperature management segment are the result of demand for certain products of this segment used in the research and product development projects of semiconductor manufacturers, which did not decline significantly during 2001.

Our consolidated quarterly net new orders booked ("bookings") have declined from a peak of $26.5 million for the quarter ended September 30, 2000 to $6.1 million for the quarter ended September 30, 2001, a decline of approximately 77%. The peak to trough percentage decline in quarterly bookings by product segment is consistent with the declines in net revenues discussed above. The downward trend in bookings appears to have stopped in the fourth quarter of 2001, when we experienced the first increase in quarterly bookings in five quarters. This upward trend continued during the first quarter of 2002, as bookings for the quarter were $9.7 million, a 54% increase from the fourth quarter of 2001. The current industry consensus is that a robust recovery will not occur until the second half of 2002, and we see nothing in our business to contradict this assessment. However, based upon the increase in bookings coupled with recent discussions with a number of our customers to reschedule into 2002 the delivery of previously ordered products originally scheduled for delivery in 2003, we believe our quarterly revenues will increase in the second quarter of 2002 for the first time in six consecutive quarters. We cannot be sure, however, that the current downturn has ended or when the next cyclical growth phase will occur or the rate at which it will accelerate.

In response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. These initiatives were completed in several stages as the magnitude of the downturn became more apparent throughout 2001. The most significant cost reduction was in personnel, where we reduced headcount by 38% or 144 people. In addition, we implemented a temporary 10% reduction in compensation for all worldwide employees as well as a temporary elimination of company contributions to retirement plans for all domestic employees. Significant reductions were also made in corporate travel, advertising, professional services and supplies. The result of our cost containment efforts is reflected in the level of operating expenses, which declined from a peak of $7.3 million for the quarter ended December 31, 2000 to $3.8 million for the quarter ended March 31, 2002. The goal of these initiatives was to reduce fixed operating costs to a level which, based on current revenue projections, would allow us to maintain our present level of cash while still continuing our research and development programs and positioning ourselves such that, when the market improves, we are able to be a prime supplier for both new and existing technologies developed by our customers. However, given the uncertainty of the continued severity of the industry downturn, we cannot be certain that the actions we have taken to date will be sufficient for us to accomplish this goal.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our positioner, docking hardware and tester interface product sales have been made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have begun to show a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. As evidence of this trend, our OEM sales as a percentage of net revenues for the years ended December 31, 1999, 2000 and 2001 were 33%, 41% and 54%, respectively, for positioner/docking hardware products and 21%, 42% and 70%, respectively, for tester interface products. For the quarter ended March 31, 2002 we have seen this trend in these two product segments reverse itself, as OEM sales as a percentage of net revenues was 32% for positioner/docking hardware products and 40% for tester interface products. In our temperature management segment, OEM sales as a percentage of net revenues decreased from 45% to 32% for the years ended December 31, 2000 and 2001, respectively. This trend continued in the first quarter of 2002, as OEM sales as a percentage of net revenues was 28% for temperature management products. We anticipate that

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(Continued)

OEM sales as a percentage of net revenues for our positioner/docking hardware and tester interface product segments will range from 35% to 55% in future periods. The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

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

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Net Revenues. Net revenues were $7.0 million for the quarter ended March 31, 2002 compared to $20.1 million for the same period in 2001, a decrease of $13.1 million or 65%. We believe that the decrease in net revenues reflects the severe cyclical downturn in demand for ATE that started late in 2000. While net revenues declined over the comparable prior period, for both our positioner/docking hardware and tester interface product segments, net revenues increased 7% and 91% for these two segments, respectively, from the quarter ended December 31, 2001. This represents the first quarterly increase in net revenues in any of our product segments in five quarters.

Gross Margin. Gross margin decreased to 28% for the quarter ended March 31, 2002 from 40% for the comparable period in 2001. The decline is primarily the result of a reduction in the absorption of fixed operating costs due to significantly lower levels of revenue in 2002 compared to 2001 and, to a lesser extent, to increases in depreciation expense resulting from worldwide facility expansions completed during 2001. The increase in fixed operating costs as a percentage of net revenues was offset by decreases in several areas including material costs at both our positioner/docking hardware and tester interface product segments and reductions in most fixed operating expense categories. The reduction in material costs was the result of lower levels of fabrication costs due to process improvements as well as the mix of products sold. The reduction in fixed operating expense was primarily driven by reduced levels of salary and benefit expenses, supplies, utilities and rental expenses. While our facilities expansion, which was completed in 2001, will actually increase our facility rental expenses, the reduction in rental expense this quarter was due to rental payments paid in the first quarter of 2001 for both Temptronic's new and old facilities.

Selling Expense. Selling expense was $1.5 million for the quarter ended March 31, 2002 compared to $2.9 million for the same period in 2001, a decrease of $1.4 million or 49%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels. In addition, salary and benefit expense and travel expenditures decreased in 2002 as compared to 2001, primarily as a result of our cost containment program, as well as reduced levels of warranty costs, due to the reduced sales levels.

Engineering and Product Development Expense. Engineering and product development expense was $1.2 million for the quarter ended March 31, 2002 compared to $1.7 million for the same period in 2001, a decrease of $489,000 or 29%. We attribute the decease primarily to reduced salary and benefit expense resulting from our cost containment program. In addition, there were decreases in expenditures for research and development materials and travel.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(Continued)

General and Administrative Expense. General and administrative expense was $1.1 million for the quarter ended March 31, 2002 compared to $2.1 million for the same period in 2001, a decrease of $1.0 million or 48%. We attribute the decrease primarily to reduced salary and benefit expense and decreased administrative travel resulting from our cost containment program, as well as the elimination of goodwill amortization. In addition, there were reductions in legal expenses, directors' fees and bonuses.

Other Income. Other income was $43,000 for the quarter ended March 31, 2002 compared to $158,000 for the same period in 2001, a decrease of $115,000 or 73%. The decline is primarily the result of a decrease in third party royalty income from the licensing of our intellectual property. In addition, there was a reduction in interest income resulting from lower average cash balances and lower interest rates.

Income Tax Expense (Benefit). Income tax benefit was $685,000 for the quarter ended March 31, 2002 compared with income tax expense of $583,000 for the same period in 2001. Our effective tax rate for the first quarter of 2002 was 39% compared to 40% for the comparable period in 2001.

Liquidity and Capital Resources

Net cash used by operations for the quarter ended March 31, 2002 was $724,000. Accounts receivable decreased $276,000 from December 31, 2001 to March 31, 2002 due to both the reduced sales volume in the first quarter of 2002 and cash collections. Inventories decreased $157,000, as the result of shipments of previously ordered materials. Net refundable domestic and foreign income taxes increased by $713,000, primarily as the result of operating losses incurred during the first quarter of 2002. We expect to receive a tax refund of approximately $2.4 million during the second quarter of 2002. Accounts payable decreased $228,000 due to lower production levels during the first quarter of 2002. Accrued expenses increased $204,000 primarily as the result of increases in accruals for employee salary and benefits.

Purchases of machinery and equipment were $86,000 for the quarter ended March 31, 2002, which consisted primarily of equipment purchased for our Temptronic facility.

Net cash used by financing activities for the quarter ended March 31, 2002 was $20,000, which represented payments under capital lease obligations.

As of March 31, 2002, we have a $5.0 million committed, unsecured line of credit, of which $4.8 million was available to borrow (the $5.0 million committed amount less $200,000 in letters of credit we have issued to third parties under this line). This line of credit is due to expire September 30, 2002. We are currently negotiating with the bank which issued this line of credit, to modify this facility to extend the maturity for a period of two years. We expect that the amended agreements will provide for the granting of a security interest in most of our domestic assets and the addition of certain negative covenants.

We believe that our existing cash balances and line of credit, plus the net cash anticipated to be provided from operations, will be sufficient to satisfy our cash requirements for the foreseeable future. However, we have been experiencing operating losses due to the severe industry downturn. Should the current industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to further significantly reduce our fixed operating expenses, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing. We do not anticipate paying dividends in the foreseeable future. Under the terms of our current credit agreement, any payment of dividends would require the prior consent of the lender.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. SFAS No. 142 also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933,000 which is subject to the transition provisions of SFAS Nos. 141, Business Combinations, and 142. Amortization expense related to goodwill was $120,000 for the quarter ended March 31, 2001. We do not believe that the adoption of SFAS No. 142 will have a material effect on our results of operation, financial condition or long-term liability.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.(Continued)

For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. We adopted SFAS No. 144 in the quarter ended March 31, 2002. The adoption of SFAS No. 144 for long-lived assets held for use did not have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

International Operations

Net revenues generated by our foreign subsidiaries were 15% and 12% of consolidated net revenues for the quarter ended March 31, 2002 and 2001, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 12% and 11% of consolidated net revenues for the quarter ended March 31, 2002 and 2001, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 7% and 6% for the quarter ended March 31, 2002 and 2001, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: changes in business conditions and the economy, generally; the significant economic downturn in the IC and ATE industries and the anticipated reversal of this cycle; our ability to obtain patent protection, and enforce our patent rights, for existing and developing proprietary technologies; our ability to successfully integrate businesses, technologies or products which we may acquire; the impairment of goodwill related to prior or future acquisitions; the effect of the loss of, or reduction in orders from, a major customer; cancellation, or delays in shipment, of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; capital requirements relating to future acquisitions; the availability of qualified personnel; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission.

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operation. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations as a portion of total sales are in Euros while inventory purchases are in U.S. dollars. We also have a similar exposure in our Singapore operations because our sales are in U.S. dollars but our manufacturing costs are in U.S. dollars, British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Euro and Singapore dollar.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2002, there were no forward exchange rate contracts outstanding.

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

* Indicates document previously filed

(b)  Reports on Form 8-K

On March 4, 2002, the Company filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding its financial results for the quarter and year ended December 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	May 10, 2002	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 10, 2002	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

* Indicates document previously filed