Form 10-Q
period 2002-06-30
INTEST CORP
filed 2002-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of June 30, 2002:

8,694,455

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	1

	Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001 (unaudited)	2

	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and six months ended June 30, 2002 and 2001 (unaudited)	3

	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2002 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Securities Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                           June 30,   Dec. 31,
                                                                             2002      2001
                                                                          ---------   --------
                                                                         (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                $ 7,722    $ 7,281
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $132 and $125, respectively                         8,349      5,191
  Inventories                                                                7,230      7,554
  Deferred tax asset                                                         1,479      1,539
  Refundable domestic and foreign income taxes                               1,193      2,428
  Other current assets                                                         209        421
                                                                           -------    -------
     Total current assets                                                   26,182     24,414
                                                                           -------    -------
Property and equipment:
  Machinery and equipment                                                    9,427      9,167
  Leasehold improvements                                                     2,631      2,607
                                                                           -------    -------
                                                                            12,058     11,774
  Less: accumulated depreciation                                            (6,964)    (6,031)
                                                                           -------    -------
     Net property and equipment                                              5,094      5,743
                                                                           -------    -------
Deferred tax asset                                                             119         30
Other assets                                                                   674        648
Goodwill, net                                                                  933        933
                                                                           -------    -------
     Total assets                                                          $33,002    $31,768
                                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 2,948    $ 1,869
  Accrued expenses                                                           2,350      2,100
  Domestic and foreign income taxes payable                                     51        218
  Capital lease obligations                                                     81         81
                                                                           -------    -------
     Total current liabilities                                               5,430      4,268
                                                                           -------    -------
Capital lease obligations, net of current portion                              256        296
                                                                           -------    -------
     Total liabilities                                                       5,686      4,564
                                                                           -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                             -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,694,455 and 8,685,205 shares issued, respectively                        87         87
  Additional paid-in capital                                                21,795     21,781
  Retained earnings                                                          7,968      8,127
  Accumulated other comprehensive loss                                        (212)      (451)
  Deferred compensation                                                          -        (16)
  Treasury stock, at cost; 375,648 and 375,982 shares, respectively         (2,322)    (2,324)
                                                                           -------    -------
     Total stockholders' equity                                             27,316     27,204
                                                                           -------    -------
     Total liabilities and stockholders' equity                            $33,002    $31,768
                                                                           =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excepts share and per share data)
(Unaudited)

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,
                                                        ------------------    ------------------
                                                          2002      2001        2002      2001
                                                        --------  --------    --------  --------
Net revenues                                            $12,963    $16,675    $19,931    $36,780
Cost of revenues                                          7,576     11,143     12,610     23,285
                                                        -------    -------    -------    -------
      Gross margin                                        5,387      5,532      7,321     13,495
                                                        -------    -------    -------    -------

Operating expenses:
   Selling expense                                        2,114      2,276      3,575      5,145
   Engineering and product development expense            1,313      1,557      2,501      3,234
   General and administrative expense                     1,483      1,860      2,587      3,994
                                                        -------    -------    -------    -------
      Total operating expenses                            4,910      5,693      8,663     12,373
                                                        -------    -------    -------    -------
Operating income (loss)                                     477       (161)    (1,342)     1,122
                                                        -------    -------    -------    -------
Other income (expense):
   Interest income                                           26         49         54        110
   Interest expense                                         (12)        (9)       (18)       (10)
   Other                                                     35        163         56        261
                                                        -------    -------    -------    -------
      Total other income (expense)                           49        203         92        361
                                                        -------    -------    -------    -------
Earnings (loss) before income taxes                         526         42     (1,250)     1,483
Income tax expense (benefit)                               (406)        78     (1,091)       661
                                                        -------    -------    -------    -------
      Net earnings (loss)                               $   932    $   (36)   $  (159)   $   822
                                                        =======    =======    =======    =======

Net earnings (loss) per common share - basic              $0.11      $0.00     $(0.02)     $0.10

Weighted average common shares outstanding-basic      8,311,709  8,265,932  8,310,473  8,259,074

Net earnings (loss) per common share - diluted            $0.11      $0.00     $(0.02)     $0.10

Weighted average common and common
 share equivalents outstanding-diluted                8,575,749  8,265,932  8,310,473  8,399,570

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                       Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------    ------------------
                                                         2002      2001        2002      2001
                                                       -------    -------    -------    -------

Net earnings (loss)                                     $  932     $  (36)    $ (159)    $  822

Foreign currency translation adjustments                   306         11        239       (278)
                                                        ------     ------     ------     ------

Comprehensive earnings (loss)                           $1,238     $  (25)    $   80     $  544
                                                        ======     ======     ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(In thousands, except share data)
(Unaudited except Balance, December 31, 2001)

                                                                            Accumulated
                                     Common Stock    Additional               Other                                  Total
                                  -----------------   Paid-In    Retained  Comprehensive    Deferred    Treasury  Stockholders'
                                   Shares    Amount   Capital    Earnings      Loss       Compensation    Stock      Equity
                                  ---------  ------  ----------  --------  -------------  ------------  --------  -------------

Balance, December 31, 2001        8,685,205   $  87    $21,781    $ 8,127      $(451)        $  (16)     $(2,324)    $27,204

Net loss                                  -       -          -       (159)         -              -            -        (159)

Other comprehensive earnings              -       -          -          -        239              -            -         239

Amortization of deferred
  compensation                            -       -          -          -          -             16            -          16

Stock options exercised               9,250       -         38          -          -              -            -          38

Adjustment for termination of
  Equity Participation Plan               -       -        (24)         -          -              -            2         (22)
                                  ---------   -----    -------    -------      -----         ------      -------     -------

Balance, June 30, 2002            8,694,455   $  87    $21,795    $ 7,968      $(212)        $    -      $(2,322)    $27,316
                                  =========   =====    =======    =======      =====         ======      =======     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                            ------------------
                                                                              2002      2001
                                                                            -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                       $  (159)  $   822
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation                                                                927       864
    Amortization of goodwill                                                      -       239
    Deferred taxes                                                              (29)       60
    Foreign exchange (gain) loss                                                  4         4
    Deferred compensation relating to stock options                              16        39
    Loss on disposal of fixed assets                                              7        16
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                    (3,124)    2,635
      Inventories                                                               352       229
      Proceeds from sale of demonstration equipment, net of gain                 50        46
      Refundable domestic and foreign income taxes                            1,241        39
      Other current assets                                                      220      (310)
      Accounts payable                                                        1,069    (2,330)
      Domestic and foreign income taxes payable                                (172)        -
      Accrued expenses                                                          238    (1,512)
                                                                            -------   -------
Net cash provided by operating activities                                       640       841
                                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of machinery and equipment                                          (298)   (1,886)
  Other long-term assets                                                         (1)       13
                                                                            -------   -------
Net cash used in investing activities                                          (299)   (1,873)
                                                                            -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing of machinery and equipment                              -       216
  Repayments of capital lease obligations                                       (40)      (28)
  Note receivable repayments from Equity Participation Plan                       -        82
  Proceeds from stock options exercised                                          38        26
  Other                                                                         (22)        -
                                                                            -------   -------
Net cash provided by (used in) financing activities                             (24)      296
                                                                            -------   -------
Effects of exchange rates on cash                                               124      (175)
                                                                            -------   -------
Net cash provided by (used in) all activities                                   441      (911)

Cash and cash equivalents at beginning of period                              7,281     5,680
                                                                            -------   -------
Cash and cash equivalents at end of period                                  $ 7,722   $ 4,769
                                                                            =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease additions                                                   $     -   $   226
                                                                            =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                         $(2,078)  $   535
  Interest                                                                       18         9

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2002 and for the six months ended
June 30, 2002 and 2001 is unaudited)
(In thousands, except for share and per share data)

(1)  NATURE OF OPERATIONS

inTEST Corporation (sometimes referred to as "we" or the "Company") is a leading independent designer, manufacturer and marketer of positioner and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs.

The consolidated entity is comprised of inTEST Corporation (parent) and our nine 100% owned subsidiaries. We manufacture our products in the U.S., the U.K. and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore.

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

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period presentation.

Interim Financial Reporting

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in the Company's Annual Report on Form 10-K filed on April 1, 2002.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933 which is subject to the transition provisions of SFAS Nos. 141, Business Combinations, and 142. During the second quarter of 2002 we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and have concluded that no impairment existed as of January 1, 2002. Amortization expense related to goodwill was $119 and $239 for the three months and six months ended June 30, 2001.

The following table sets forth our results for the three months and the six months ended June 30, 2001 assuming goodwill had not been amortized:

                                                  Three Months Ended      Six Months Ended
                                                       June 30,               June 30,
                                                  ------------------     -----  -----------
                                                    2002       2001        2002       2001
                                                  -------     ------     -------     ------
                                                     (in thousands except per share data)
Net earnings (loss)                                $  932     $  (36)     $ (159)    $  822
Add back: Goodwill amortization                         -        119           -        239
                                                   ------     ------      ------     ------
Adjusted net earnings (loss)                       $  932     $   83      $ (159)    $1,061
                                                   ======     ======      ======     ======
Basic earnings (loss) per share:
  Net earnings (loss)                                $.11       $.00       $(.02)      $.10
  Goodwill amortization                                 -        .01           -        .03
                                                     ----       ----       -----       ----
  Adjusted net earnings (loss)                       $.11       $.01       $(.02)      $.13
                                                     ====       ====       =====       ====
Diluted earnings (loss) per share:
  Net earnings (loss)                                $.11       $.00       $(.02)      $.10
  Goodwill amortization                                 -        .01           -        .03
                                                     ----       ----       -----       ----
  Adjusted net earnings (loss)                       $.11       $.01       $(.02)      $.13
                                                     ====       ====       =====       ====

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of adoption of this Statement on future periods.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST Limited (UK), inTEST Kabushiki Kaisha (Japan), and inTEST PTE, Limited (Singapore). Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic Corporation (Massachusetts) as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. (California). Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

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

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                    ------------------    ------------------
                                                      2002       2001       2002       2001
                                                    -------    -------    -------    -------
Net revenues from unaffiliated customers:
  Positioner/Docking Hardware                       $ 6,167    $ 7,286    $ 9,033    $15,179
  Temperature Management                              4,862      7,513      8,092     16,521
  Tester Interface                                    1,934      1,876      2,806      5,080
                                                    -------    -------    -------    -------
                                                    $12,963    $16,675    $19,931    $36,780
                                                    =======    =======    =======    =======
Affiliate sales or transfers from:
  Positioner/Docking Hardware                       $   186    $   339    $   304    $   605
  Temperature Management                                243        197        621        454
  Tester Interface                                      314         52        428        699
                                                    -------    -------    -------    -------
                                                    $   743    $   588    $ 1,353    $ 1,758
                                                    =======    =======    =======    =======
Operating income (loss):
  Positioner/Docking Hardware                       $   109    $    95    $  (793)   $   405
  Temperature Management                                 (3)        64       (620)     1,041
  Tester Interface                                      371       (320)        71       (324)
                                                    -------    -------    -------    -------
                                                    $   477    $  (161)   $(1,342)   $ 1,122
                                                    =======    =======    =======    =======
Earnings (loss) before income taxes:
  Positioner/Docking Hardware                       $    40    $   245    $  (757)   $   667
  Temperature Management                                 49        118       (564)     1,141
  Tester Interface                                      437       (321)        71       (325)
                                                    -------    -------    -------    -------
                                                    $   526    $    42    $(1,250)   $ 1,483
                                                    =======    =======    =======    =======
Income tax expense (benefit):
  Positioner/Docking Hardware                       $  (260)   $    77    $  (645)   $   161
  Temperature Management                               (152)        52       (337)       680
  Tester Interface                                        6        (51)      (109)      (180)
                                                    -------    -------    -------    -------
                                                    $  (406)   $    78    $(1,091)   $   661
                                                    =======    =======    =======    =======

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                    ------------------    ------------------
                                                      2002       2001       2002       2001
                                                    -------    -------    -------    -------
Net earnings (loss):
  Positioner/Docking Hardware                       $   300    $   168    $  (112)   $   506
  Temperature Management                                201         66       (227)       461
  Tester Interface                                      431       (270)       180       (145)
                                                    -------    -------    -------    -------
                                                    $   932    $   (36)   $  (159)   $   822
                                                    =======    =======    =======    =======

We began to allocate corporate overhead to our subsidiaries during the first quarter of 2002. Previously, all costs associated with our executive management team were charged to the Cherry Hill, New Jersey operation which is included in the positioner/docking hardware segment. The prior period segment information has been restated to be comparable with the current period. Substantially all interest income is generated by our three Delaware holding companies, whose results are also included in the positioner/docking hardware segment.

(4)  TERMINATION OF EQUITY PARTICIPATION PLAN

Temptronic established the EPP covering substantially all employees in 1982. On November 6, 1996, in exchange for a note receivable, Temptronic loaned the EPP $3,668 to purchase 565,483 shares of stock from certain former stockholders of Temptronic and agreed to make an annual contribution to the EPP in the amount of the principal plus interest due on the note receivable. This note receivable bore interest at 10% and was scheduled to mature on September 30, 2011. A portion of the total shares acquired with the proceeds of the note were allocated to participant accounts on September 30 of each plan year as the note receivable was repaid. The original amount of the note from the EPP was recorded as a reduction of stockholders' equity. The reduction in stockholders' equity was offset when the annual contributions were made.

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to Temptronic in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to Temptronic was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. We recently received favorable determination with respect to the termination of the EPP from the Internal Revenue Service and began distribution of the allocated shares to plan participants. During this process, we determined that an additional 334 shares were needed to be returned to the EPP in order to finalize the distribution to all participants. These shares, which had a value of approximately $2, were taken from the treasury shares and returned to the EPP for distribution to participants during the second quarter of 2002. In addition, at July 2, 2001, the EPP had approximately $22 of cash which the Company expected to receive as partial settlement of the remaining principal of the note, however, under the terms of the EPP, this amount was considered allocated to participants and has therefore been included in the distribution to plan participants. We expect the distribution of the allocated shares and cash to be substantially complete by the end of 2002.

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

Net Revenues and Bookings

The most recent downturn, which began during the fourth quarter of 2000, was the most severe downturn the ATE industry had ever experienced. Our consolidated quarterly net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002, a decline of approximately 72%. The decrease we experienced in net revenues during this period was comparable to the peak to trough differences being experienced by most of the companies in our industry. The approximate peak to trough percentage decline in quarterly net revenues by product segment was 92% in the tester interface segment (fourth quarter 2001), 75% in the positioner/docking hardware segment (fourth quarter 2001) and 63% in the temperature management segment (first quarter 2002). We believe the larger percentage declines in the net revenues of our tester interface segment were primarily due to the fact that these product sales are driven predominantly by semiconductor manufacturers' additions to production capacity, which essentially ceased during 2001. We believe the smaller percentage decline in the net revenues of our temperature management segment were the result of demand for certain products of this segment used in the research and product development projects of semiconductor manufacturers, which did not decline as significantly as the demand for other segments during 2001. During the second quarter of 2002, our consolidated net revenues increased quarter over quarter for the first time since the third quarter of 2000. Our consolidated net revenues for this period were $13.0 million, an 86% increase from the first quarter of 2002. However, compared to the same quarter last year, our net revenues decreased $3.7 million or 22%. It is still unclear whether the increase we saw from the first to the second quarter of 2002 indicates the beginning of the next up cycle. We cannot be sure that our net revenues will continue to increase in future quarters or that the rate of increase will be similar to what occurred in the second quarter.

Our consolidated quarterly net new orders booked ("bookings") declined from a peak of $26.5 million for the quarter ended September 30, 2000 to $6.1 million for the quarter ended September 30, 2001, a decline of approximately 77%. The peak to trough percentage decline in quarterly bookings by product segment is consistent with the declines in net revenues discussed above. The downward trend in bookings appears to have stopped in the fourth quarter of 2001, when we experienced the first increase in quarterly bookings in five quarters. Increases in quarterly bookings continued in each of the first and second quarters of 2002, with bookings for our most recent quarter ended June 30, 2002 increasing to $14.9 million, a 53% increase from the first quarter of 2002. At the end of the first quarter of 2002, the industry consensus anticipated that the recovery in the semiconductor industry would begin in the second half of 2002. Since then, however, there is a growing consensus that the recent increases in demand for ATE may represent a correction of the significant under-spending by semiconductor manufacturers which occurred during 2001, and the expectation is that a robust recovery may not occur until 2003. Although we have continued to see sequential quarterly growth in our bookings since the fourth quarter of 2001, we cannot be sure that the downturn has ended, when the next cyclical growth phase will occur or the rate at which it will accelerate.

Cost Containment Initiatives

In response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. These initiatives were completed in several stages as the magnitude of the downturn became more apparent throughout 2001. The most significant cost reduction was in personnel, where we reduced headcount by 38% or 144 people. In addition, we implemented a temporary 10% reduction in compensation for all worldwide employees as well as a temporary elimination of company contributions to retirement plans for all domestic employees. Significant reductions were also made in corporate travel, advertising, professional services and supplies. The result of our cost containment efforts is reflected in the level of operating expenses, which declined from a peak of $7.3 million for the quarter ended December 31, 2000 to $3.8 million for the quarter ended March 31, 2002. Operating expenses increased to $4.9 million for the second quarter of 2002, primarily as a result of the return of certain benefits as discussed below, as well as increases in commissions and other sales related expenditures and increased costs associated with patent infringement litigation, as more fully discussed under Results of Operations.

The goal of the cost containment initiatives implemented throughout 2001 was to reduce fixed operating costs to a level which, based on our then current revenue projections, would allow us to maintain our level of cash while still continuing our research and development programs and positioning ourselves such that, as the market improved, we would be able to be a prime supplier for both new and existing technologies developed by our customers. With the recent increases that we have experienced in both bookings and net revenues, we began to evaluate whether we could return to our employees the benefits which had been reduced or eliminated as a part of our cost containment efforts. While

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

each facility has been evaluated based on its current and projected operations and profitability, in general, we determined that it was appropriate to return employees to full salary as of June 1, 2002 and to restore Company contributions to retirement plans and provide performance reviews and merit increases effective July 1, 2002. Given the uncertainty of the timing and rate of the recovery, we are continuing to monitor our costs and cash balances closely and, in the event of a reversal of the current trend in net revenues, we are prepared to take the actions necessary to insure we can continue to meet the goals we had when we initially undertook our cost containment efforts.

Customer Mix

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our positioner, docking hardware and tester interface product sales have been made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have begun to show a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. As evidence of this trend, our OEM sales as a percentage of net revenues for the years ended December 31, 1999, 2000 and 2001 were 33%, 41% and 54%, respectively, for positioner/docking hardware products and 21%, 42% and 70%, respectively, for tester interface products. For the six months ended June 30, 2002 we have seen this trend in these two product segments reverse itself, as OEM sales as a percentage of net revenues were 48% for positioner/docking hardware products and 30% for tester interface products. In our temperature management segment, OEM sales as a percentage of net revenues decreased from 45% to 32% for the years ended December 31, 2000 and 2001, respectively. This trend also reversed itself in the first six months of 2002, as OEM sales as a percentage of net revenues were 36% for temperature management products. We anticipate that OEM sales as a percentage of net revenues for our positioner/docking hardware and tester interface product segments will range from 35% to 55% in future periods. The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from the semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading, or to improve the utilization, performance and efficiency of, existing ATE tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that we believe exists throughout the industry. We believe that much of this excess capacity is the result of capital equipment purchases made during the recent, prolonged expansion in the industry, and therefore this newer equipment did not need to be upgraded or improved.

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

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Net Revenues. Net revenues were $13.0 million for the quarter ended June 30, 2002 compared to $16.7 million for the same period in 2001, a decrease of $3.7 million or 22%. We believe that the decrease in net revenues compared to 2001 reflects the severe cyclical downturn in demand for ATE that started late in 2000. While net revenues declined over the comparable prior period for our positioner/docking hardware and temperature management product segments by 15% and 35%, respectively, net revenues for our tester interface segment for the comparable prior period were unchanged because this segment had experienced more significant declines for its products earlier in 2001 than the other two segments.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin increased to 42% for the quarter ended June 30, 2002 from 33% for the comparable period in 2001. The increase is primarily the result of a reduction in component material costs combined with lower expenditures for direct labor and fixed operating costs. The decrease in component materials cost reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold. The decrease in labor costs in 2002 as compared to 2001 is primarily a result of two factors. First, we had fewer employees in the second quarter of 2002 than we did in the second quarter of 2001 due to the two reductions in workforce which took place after the end of the second quarter of 2001. In addition, the 10% reduction in pay was implemented on August 1, 2001 and was not restored until June 1, 2002. The improvement in gross margin is also a result of lower facilities costs for our temperature management segment, primarily due to higher rental payments incurred during the early part of 2001 prior to its move to its new facility. To a lesser extent, the decreases in all components of our cost of sales as a percent of sales is a result of the decrease in OEM sales as a percentage of total net revenues.

Selling Expense. Selling expense was $2.1 million for the quarter ended June 30, 2002 compared to $2.3 million for the same period in 2001, a decrease of $162,000 or 7%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels although this trend was partially offset by higher commissions paid on end user sales which increased as a percentage of total sales for both our positioner/docking hardware and tester interface product segments in the second quarter of 2002 as compared to 2001. In addition, salary and benefit expenditures decreased in 2002 as compared to 2001, primarily as a result of our cost containment program.

Engineering and Product Development Expense. Engineering and product development expense was $1.3 million for the quarter ended June 30, 2002 compared to $1.6 million for the same period in 2001, a decrease of $244,000 or 16%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program. In addition, we incurred lower expenditures for travel.

General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended June 30, 2002, compared to $1.9 million for the same period in 2001, a decrease of $377,000 or 20%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program, as well as the elimination of goodwill amortization. In addition, there were reductions in directors' fees and travel. These decreases were partially offset by an increase in legal fees consisting of application and maintenance fees and defense costs for our intellectual property.

Other Income. Other income was $49,000 for the quarter ended June 30, 2002 compared to $203,000 for the same period in 2001, a decrease of $154,000 or 76%. The decline is primarily the result of a decrease in third party royalty income from the licensing of our intellectual property and a significant decline in commissions received by our Japanese subsidiary related to the sale of third party products. In addition, there was a reduction in interest income resulting from lower average cash balances and lower interest rates.

Income Tax Expense (Benefit). Income tax benefit was $406,000 for the quarter ended June 30, 2002, compared with income tax expense of $78,000 for the same period in 2001. Our effective tax rate for the second quarter of 2002 was (77)% compared to 186% for the comparable period in 2001. During the second quarter of 2002, we recorded a one-time tax benefit related to prior periods of approximately $600,000. This benefit was due to the filing of amended prior year returns that were filed to claim additional research and experimentation credits for these years. During the second quarter of 2001 we accrued approximately $60,000 of U.S taxes on earnings of our Singapore subsidiary which we repatriated in the form of a dividend in July 2001. Adjusted to exclude these items, our effective tax rate for the second quarter of 2002 was 37% compared to an effective tax rate of 43% for the comparable period in 2001. The decrease in the effective tax rate, as adjusted, is primarily a result of the fact that certain of our foreign subsidiaries who operate in jurisdictions where the statutory tax rates are higher than in the U.S. accounted for a larger percentage of our income for the second quarter of 2001 than for the comparable period in 2002. In July 2002, the New Jersey state legislature passed new tax legislation which is effective retroactive to January 1, 2002. The cumulative impact of this new legislation on our year-to-date results will be reflected in the third quarter of 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Revenues. Net revenues were $19.9 million for the six months ended June 30, 2002 compared to $36.8 million for the same period in 2001, a decrease of $16.8 million or 46%. The decrease by segment for our positioner/docking hardware, temperature management and tester interface product segments were 41%, 51% and 45%, respectively. We believe that the decrease in net revenues compared to 2001 reflects the severe cyclical downturn in demand for ATE that started late in 2000.

Gross Margin. Gross margin was unchanged at 37% for each of the six months ended June 30, 2002 and 2001. Component material costs as a percent of revenues declined to 37% in 2002 from 43% in 2001. The decrease in component materials cost reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold. The decrease in component material costs was offset by an increase in fixed operating costs as a percent of revenues, which increased from 17% to 23% in 2001 as compared to 2002. This is primarily the result of the lower sales levels which did not fully absorb these costs. The total dollar amount of fixed operating costs decreased $1.6 million or 26% for the six months ended June 30, 2002 as compared to 2001. This was due primarily to our cost containment program combined with lower facilities costs for our Temptronic subsidiary, which paid rent at both its former facility and its new facility for a portion of the first half of 2001 prior to the completion of its move to the new facility. Direct labor costs as a percent of revenues remained relatively unchanged in 2002 as compared to 2001, although the total dollar amount of direct labor decreased $680,000 or 49% as a result of reductions in staff and salaries in connection with our cost containment efforts.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $3.6 million for the six months ended June 30, 2002 compared to $5.1 million for the same period in 2001, a decrease of $1.6 million or 31%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels although this trend was partially offset by higher commissions paid on end user sales which increased as a percentage of total sales for both our positioner/docking hardware and tester interface product segments in the second quarter of 2002 as compared to 2001. In addition, salary and benefit expenditures decreased in 2002 as compared to 2001, primarily as a result of our cost containment program. Warranty costs decreased as well, primarily as a result of the lower sales levels.

Engineering and Product Development Expense. Engineering and product development expense was $2.5 million for the six months ended June 30, 2002 compared to $3.2 million for the same period in 2001, a decrease of $733,000 or 23%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program. In addition, we incurred lower expenditures for travel and for research and development materials.

General and Administrative Expense. General and administrative expense was $2.6 million for the six months ended June 30, 2002 compared to $4.0 million for the same period in 2001, a decrease of $1.4 million or 35%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program, as well as the elimination of goodwill amortization. In addition, we incurred lower directors' fees and travel due to our cost containment efforts.

Other Income. Other income was $92,000 for the six months ended June 30, 2002 compared to $361,000 for the same period in 2001, a decrease of $269,000 or 75%. The decline is primarily the result of a decrease in third party royalty income from the licensing of our intellectual property and the absence of commissions received by our Japanese subsidiary related to the sale of third party products. In addition, there was a reduction in interest income resulting from lower average cash balances and lower interest rates.

Income Tax Expense (Benefit). Income tax benefit was $1.1 million for the six months ended June 30, 2002 compared with income tax expense of $661,000 for the same period in 2001. Our effective tax rate for the first six months of 2002 was 87% compared to 45% for the comparable period in 2001. During the six months ended June 30, 2002, we recorded a one-time tax benefit related to prior periods of approximately $600,000. This benefit was due to the filing of amended prior year returns that were filed to claim additional research and experimentation credits for these years. During the six months ended June 30, 2001, we accrued approximately $60,000 of U.S taxes on earnings of our Singapore subsidiary which we repatriated in the form of a dividend in July 2001. Adjusted to exclude these items, our effective tax rate for the first half of 2002 was 39% compared to an effective tax rate of 41% for the comparable period in 2001. In July 2002, the New Jersey state legislature passed new tax legislation which is effective retroactive to January 1, 2002. The cumulative impact of this new legislation on our year-to-date results will be reflected in the third quarter of 2002.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2002 was $640,000. Accounts receivable increased $3.1 million from December 31, 2001 to June 30, 2002 primarily due to increased sales volume in the second quarter of 2002 which was partially offset by cash collections during the period. Inventories decreased $352,000, as the result of shipments of previously ordered materials. Net refundable domestic and foreign income taxes decreased by $1.0 million, primarily as the result of receiving a tax refund of approximately $2.2 million during the period. This decrease was partially offset by the recording of tax benefits on the operating losses incurred during the first half of 2002 along with an approximate $600,000 one-time tax credit related to prior years. Accounts payable increased $1.1 million due to increased production levels, particularly during the second quarter of 2002, as sales levels and bookings increased. Accrued expenses increased $238,000 primarily as the result of increases in accruals for commissions and employee salary and benefits.

Purchases of machinery and equipment were $298,000 for the six months ended June 30, 2002, which consisted primarily of equipment purchased for our Temptronic facility.

Net cash used by financing activities for the six months ended June 30, 2002 was $24,000, which represented $40,000 for payments under capital lease obligations and the return of $22,000 of cash to the Temptronic Equity Participation Plan related to the plan's termination, as further discussed in the notes to the consolidated financial statements. These items were partially offset by proceeds of $38,000 from stock options exercised.

During the second quarter, we renegotiated our credit facilities with our existing lender in order to ensure the continued availability of funds should the current industry downturn be prolonged. In connection with this renegotiation, we granted a security interest in most of our domestic assets. The terms of the loan agreement require that we comply with various covenants including, among other things, restrictions on the minimum levels of stockholders' equity and EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a limitation on the amount of capital expenditures and a prohibition against the payment of dividends. As of June 30, 2002, we were in compliance with all of the covenants. The credit facility provides for maximum borrowings of $5.0 million (with a sublimit of up to $500,000 for letters of credit). The maximum amount available for borrowings and letters of credit at any time is subject to a borrowing base formula tied to the level of our domestic accounts receivable and inventory. According to this formula, we had $4.8 million available for borrowing at June 30, 2002 ($5.0 million committed amount less $200,000 in letters of credit outstanding). This line of credit facility replaces the $5.0 million unsecured line of credit which was due to expire on September 30, 2002. The new credit facility expires on February 28, 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

We believe that our existing cash balances and line of credit, plus the net cash anticipated from operations, will be sufficient to satisfy our cash requirements for the foreseeable future. However, we have experienced operating losses during recent quarters due to the severe industry downturn. Should the industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to reduce our operating expenses sufficiently, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing. We do not anticipate paying dividends in the foreseeable future. Under the terms of our credit agreement, any payment of dividends would require the prior consent of the lender.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933 which is subject to the transition provisions of SFAS Nos. 141, Business Combinations, and 142. During the second quarter of 2002 we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and have concluded that no impairment existed as of January 1, 2002. Amortization expense related to goodwill was $119 and $239 for the three months and six months ended June 30, 2001.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of this Statement are effective prospectively for exit or disposal activities initiated after December 31, 2002. We have not determined the impact of adoption of this Statement on future periods.

International Operations

Net revenues generated by our foreign subsidiaries were 12% and 14% of consolidated net revenues for the six months ended June 30, 2002 and 2001, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 10% and 12% of consolidated net revenues for the six months ended June 30, 2002 and 2001, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 5% and 6% for the six months ended June 30, 2002 and 2001, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2002, there were no forward exchange rate contracts outstanding.

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

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on June 12, 2002 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about May 15, 2002, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matters submitted to a vote of stockholders at the Meeting were the following:

1. Election of the members of the Board of Directors;

2. Approval of amendment of the 1997 Stock Plan to increase the number of shares which may be issued under the 1997 Stock Plan by 150,000 to 1,250,000;

3. Ratification of the appointment by the Board of Directors of KPMG LLP as the independent public accountants for inTEST for the year ending December 31, 2002.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    7,608,048           312,174
       Robert E. Matthiessen           7,640,931           199,568
       Daniel J. Graham                7,640,631           199,868
       Richard O. Endres               7,711,781           128,718
       Stuart F. Daniels, Ph.D.        7,714,781           125,718
       Douglas W. Smith                7,702,531           137,968
       Gregory W. Slayton              7,699,381           141,118
       James J. Greed, Jr.             7,711,881           128,618

The proposal to approve the amendments to the 1997 Stock Plan was approved. The number of votes cast for or against as well as the number of abstentions were as follows:

            For             Against           Abstentions
         6,592,522         1,232,186            15,791

The proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2002 was ratified. The number of votes cast for or against as well as the number of abstentions for the ratification were as follows:

            For             Against           Abstentions
         7,825,329          10,915               4,255

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

10.1   Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank,
          National Association and the Company.

10.2   Amended and Restated Committed Line of Credit Note dated May 29, 2002 between
          PNC Bank, National Association and the Company.

10.3* Amended and Restated 1997 Stock Plan, filed as an appendix to the Company's proxy statement filed on April 25, 2002, and incorporated herein by reference.

99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed

(b)  Reports on Form 8-K

On April 25, 2002, we filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding our financial results for the quarter ended March 31, 2002.

On June 18, 2002, we filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding revised guidance for our financial results for the second quarter ending June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	August 14, 2002	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2002	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1   Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank,
          National Association and the Company.

10.2   Amended and Restated Committed Line of Credit Note dated May 29, 2002 between
          PNC Bank, National Association and the Company.

10.3* Amended and Restated 1997 Stock Plan, filed as an appendix to the Company's proxy statement filed on April 25, 2002, and incorporated herein by reference.

99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed