Form 10-Q
period 2002-09-30
INTEST CORP
filed 2002-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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
YES X   NO ___

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2002:

8,324,357

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	1

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 (unaudited)	2

	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2002 and 2001 (unaudited)	3

	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2002 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Securities Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                          Sept. 30,   Dec. 31,
                                                                             2002      2001
                                                                          ---------   --------
                                                                         (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                $ 8,391    $ 7,281
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $132 and $125, respectively                         8,407      5,191
  Inventories                                                                7,588      7,554
  Deferred tax asset                                                         1,381      1,539
  Refundable domestic and foreign income taxes                               1,053      2,428
  Other current assets                                                         627        421
                                                                           -------    -------
     Total current assets                                                   27,447     24,414
                                                                           -------    -------
Property and equipment:
  Machinery and equipment                                                    9,773      9,167
  Leasehold improvements                                                     2,664      2,607
                                                                           -------    -------
                                                                            12,437     11,774
  Less: accumulated depreciation                                            (7,443)    (6,031)
                                                                           -------    -------
     Net property and equipment                                              4,994      5,743
                                                                           -------    -------
Deferred tax asset                                                             118         30
Other assets                                                                   675        648
Goodwill, net                                                                  933        933
                                                                           -------    -------
     Total assets                                                          $34,167    $31,768
                                                                           =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $ 3,266    $ 1,869
  Accrued expenses                                                           2,564      2,100
  Domestic and foreign income taxes payable                                     96        218
  Capital lease obligations                                                     80         81
                                                                           -------    -------
     Total current liabilities                                               6,006      4,268
                                                                           -------    -------
Capital lease obligations, net of current portion                              236        296
                                                                           -------    -------
     Total liabilities                                                       6,242      4,564
                                                                           -------    -------
Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                             -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,700,005 and 8,685,205 shares issued, respectively                        87         87
  Additional paid-in capital                                                21,795     21,781
  Retained earnings                                                          8,544      8,127
  Accumulated other comprehensive loss                                        (179)      (451)
  Deferred compensation                                                          -        (16)
  Treasury stock, at cost; 375,648 and 375,982 shares, respectively         (2,322)    (2,324)
                                                                           -------    -------
     Total stockholders' equity                                             27,925     27,204
                                                                           -------    -------
     Total liabilities and stockholders' equity                            $34,167    $31,768
                                                                           =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                            Sept. 30,             Sept. 30,
                                                        ------------------    ------------------
                                                          2002      2001        2002      2001
                                                        --------  --------    --------  --------
Net revenues                                            $14,976    $ 7,428    $34,907    $44,208
Cost of revenues                                          8,573      9,175     21,183     32,460
                                                        -------    -------    -------    -------
      Gross margin                                        6,403     (1,747)    13,724     11,748
                                                        -------    -------    -------    -------

Operating expenses:
   Selling expense                                        2,401      1,864      5,976      7,009
   Engineering and product development expense            1,559      1,603      4,060      4,837
   General and administrative expense                     1,702      2,475      4,289      6,469
   Impairment of goodwill                                     -      4,612          -      4,612
                                                        -------    -------    -------    -------
      Total operating expenses                            5,662     10,554     14,325     22,927
                                                        -------    -------    -------    -------
Operating income (loss)                                     741    (12,301)      (601)   (11,179)
                                                        -------    -------    -------    -------
Other income (expense):
   Interest income                                           31         61         85        171
   Interest expense                                         (10)       (13)       (28)       (23)
   Other                                                     68         69        124        330
                                                        -------    -------    -------    -------
      Total other income                                     89        117        181        478
                                                        -------    -------    -------    -------
Earnings (loss) before income taxes                         830    (12,184)      (420)   (10,701)
Income tax expense (benefit)                                254     (2,360)      (837)    (1,699)
                                                        -------    -------    -------    -------
      Net earnings (loss)                               $   576    $(9,824)   $   417    $(9,002)
                                                        =======    =======    =======    =======

Net earnings (loss) per common share - basic              $0.07     $(1.19)     $0.05     $(1.09)

Weighted average common shares outstanding - basic    8,323,874  8,289,634  8,314,989  8,269,372

Net earnings (loss) per common share - diluted            $0.07     $(1.19)     $0.05     $(1.09)

Weighted average common and common
 share equivalents outstanding - diluted              8,399,855  8,289,634  8,466,028  8,269,372

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                       Three Months Ended    Nine Months Ended
                                                           Sept. 30,             Sept. 30,
                                                       ------------------    ------------------
                                                         2002      2001        2002      2001
                                                       -------    -------    -------    -------

Net earnings (loss)                                     $  576    $(9,824)    $  417    $(9,002)

Foreign currency translation adjustments                    33        250        272        (28)
                                                        ------    -------     ------    -------

Comprehensive earnings (loss)                           $  609    $(9,574)    $  689    $(9,030)
                                                        ======    =======     ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(In thousands, except share data)
(Unaudited except Balance, December 31, 2001)

                                                                            Accumulated
                                     Common Stock    Additional               Other                                  Total
                                  -----------------   Paid-In    Retained  Comprehensive    Deferred    Treasury  Stockholders'
                                   Shares    Amount   Capital    Earnings      Loss       Compensation    Stock      Equity
                                  ---------  ------  ----------  --------  -------------  ------------  --------  -------------

Balance, December 31, 2001        8,685,205   $  87    $21,781    $ 8,127      $(451)        $  (16)     $(2,324)    $27,204

Net earnings                              -       -          -        417          -              -            -         417

Other comprehensive earnings              -       -          -          -        272              -            -         272

Amortization of deferred
  compensation                            -       -          -          -          -             16            -          16

Stock options exercised              14,800       -         38          -          -              -            -          38

Adjustment for termination of
  Equity Participation Plan               -       -        (24)         -          -              -            2         (22)
                                  ---------   -----    -------    -------      -----         ------      -------     -------

Balance, September 30, 2002       8,700,005   $  87    $21,795    $ 8,544      $(179)        $    -      $(2,322)    $27,925
                                  =========   =====    =======    =======      =====         ======      =======     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                            ------------------
                                                                              2002      2001
                                                                            -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                       $   417   $(9,002)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation                                                              1,399     1,345
    Amortization of goodwill                                                      -       360
    Impairment of goodwill                                                        -     4,612
    Deferred taxes                                                               70    (1,353)
    Foreign exchange (gain) loss                                                 56        25
    Deferred compensation relating to stock options                              16        49
    Loss on disposal of fixed assets                                             17        16
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                    (3,216)    8,907
      Inventories                                                               (11)    3,449
      Proceeds from sale of demonstration equipment, net of gain                 50        89
      Refundable domestic and foreign income taxes                            1,384    (1,068)
      Other current assets                                                     (196)     (357)
      Accounts payable                                                        1,373    (2,564)
      Accrued expenses                                                          456    (1,323)
      Domestic and foreign income taxes payable                                (130)        -
                                                                            -------   -------
Net cash provided by operating activities                                     1,685     3,185
                                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                           (665)   (2,254)
  Other assets                                                                   (7)      (10)
                                                                            -------   -------
Net cash used in investing activities                                          (672)   (2,264)
                                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from financing of property and equipment                               -       216
  Repayments of capital lease obligations                                       (61)      (47)
  Note receivable repayments from Equity Participation Plan                       -       147
  Acquisition of treasury stock                                                   -       (41)
  Proceeds from stock options exercised                                          38       100
  Other                                                                         (22)        -
                                                                            -------   -------
Net cash provided by (used in) financing activities                             (45)      375
                                                                            -------   -------
Effects of exchange rates on cash                                               142        (2)
                                                                            -------   -------
Net cash provided by all activities                                           1,110     1,294
Cash and cash equivalents at beginning of period                              7,281     5,680
                                                                            -------   -------
Cash and cash equivalents at end of period                                  $ 8,391   $ 6,974
                                                                            =======   =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease additions                                                   $     -   $   226
                                                                            =======   =======
  Treasury stock acquired as repayment of Equity Participation Plan
   note receivable                                                                -   $ 2,324
                                                                            =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                         $(2,160)  $   754
  Interest                                                                       29        16

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2002 and for the nine months ended
September 30, 2002 and 2001 is unaudited)
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

The consolidated entity is comprised of inTEST Corporation (parent) and our nine wholly-owned subsidiaries. We manufacture our products in the U.S., the U.K. and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore. On October 1, 2002 we completed the acquisition of Intelogic Technologies GmbH, a German ATE company. See note 5 for further discussion of this transaction.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, inventory obsolescence write-downs, deferred income tax valuation allowances and warranty reserves, are particularly impacted by estimates.

Risks and Uncertainties

Our historic results of operations as presented in these consolidated financial statements may not be indicative of future results. Factors that could affect our future operating results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry, the continuing downturn in the semiconductor and ATE industries and the uncertainty regarding the timing of a reversal of this cycle; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; and the sufficiency of cash balances, lines of credit and net cash from operations.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933 which is subject to the transition provisions of SFAS No. 141, Business Combinations, and SFAS No. 142. During the second quarter of 2002, we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and have concluded that no impairment existed as of January 1, 2002. Amortization expense related to goodwill was $121 and $360 for the three months and nine months ended September 30, 2001.

The following table sets forth our results for the three months and the nine months ended September 30, 2001 assuming goodwill had not been amortized:

                                                  Three Months Ended     Nine Months Ended
                                                      Sept. 30,              Sept. 30,
                                                  ------------------    ------------------
                                                    2002       2001       2002       2001
                                                  -------     ------    -------     ------
                                                     (in thousands except per share data)
Net earnings (loss)                                $  576    $(9,824)    $  417    $(9,002)
Add back: Goodwill amortization                         -        121          -        360
                                                   ------    -------     ------    -------
Adjusted net earnings (loss)                       $  576    $(9,703)    $  417    $(8,642)
                                                   ======    =======     ======    =======
Basic earnings (loss) per share:
  Net earnings (loss)                                $.07     $(1.19)      $.05     $(1.09)
  Goodwill amortization                                 -        .02          -        .04
                                                     ----     ------       ----     ------
  Adjusted net earnings (loss)                       $.07     $(1.17)      $.05     $(1.05)
                                                     ====     ======       ====     ======
Diluted earnings (loss) per share:
  Net earnings (loss)                                $.07     $(1.19)      $.05     $(1.09)
  Goodwill amortization                                 -        .02          -        .04
                                                     ----     ------       ----     ------
  Adjusted net earnings (loss)                       $.07     $(1.17)      $.05     $(1.05)
                                                     ====     ======       ====     ======

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION

a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

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

Intercompany pricing between segments is either a multiple of cost for component parts used in manufacturing or a percentage discount from list price for finished goods.

                                                    Three Months Ended    Nine Months Ended
                                                         Sept. 30,            Sept. 30,
                                                    ------------------    ------------------
                                                      2002       2001       2002       2001
                                                    -------    -------    -------    -------
Net revenues from unaffiliated customers:
  Positioner/Docking Hardware                       $ 6,436    $ 2,124    $15,469    $17,303
  Temperature Management                              5,233      4,924     13,325     21,445
  Tester Interface                                    3,307        380      6,113      5,460
                                                    -------    -------    -------    -------
                                                    $14,976    $ 7,428    $34,907    $44,208
                                                    =======    =======    =======    =======
Affiliate sales or transfers from:
  Positioner/Docking Hardware                       $   339    $   131    $   643    $   736
  Temperature Management                                162        325        783        779
  Tester Interface                                      539         56        967        755
                                                    -------    -------    -------    -------
                                                    $ 1,040    $   512    $ 2,393    $ 2,270
                                                    =======    =======    =======    =======
Operating income (loss):
  Positioner/Docking Hardware                       $  (395)  $ (3,702)   $(1,188)  $ (3,297)
  Temperature Management                                (57)    (1,478)      (677)      (437)
  Tester Interface                                    1,193     (7,121)     1,264     (7,445)
                                                    -------   --------    -------   --------
                                                    $   741   $(12,301)   $  (601)  $(11,179)
                                                    =======   ========    =======   ========
Earnings (loss) before income taxes:
  Positioner/Docking Hardware                       $  (338)  $ (3,597)   $(1,095)  $ (2,930)
  Temperature Management                                (24)    (1,467)      (588)      (326)
  Tester Interface                                    1,192     (7,120)     1,263     (7,445)
                                                    -------   --------    -------   --------
                                                    $   830   $(12,184)   $  (420)  $(10,701)
                                                    =======   ========    =======   ========
Income tax expense (benefit):
  Positioner/Docking Hardware                       $  (165)   $(1,040)   $  (810)   $  (879)
  Temperature Management                                (43)      (683)      (380)        (3)
  Tester Interface                                      462       (637)       353       (817)
                                                    -------    -------    -------    -------
                                                    $   254    $(2,360)   $  (837)   $(1,699)
                                                    =======    =======    =======    =======

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)

                                                    Three Months Ended    Nine Months Ended
                                                         Sept. 30,            Sept. 30,
                                                    ------------------    ------------------
                                                      2002       2001       2002       2001
                                                    -------    -------    -------    -------
Net earnings (loss):
  Positioner/Docking Hardware                       $  (173)   $(2,557)   $  (285)   $(2,051)
  Temperature Management                                 19       (784)      (208)      (323)
  Tester Interface                                      730     (6,483)       910     (6,628)
                                                    -------    -------    -------    -------
                                                    $   576    $(9,824)   $   417    $(9,002)
                                                    =======    =======    =======    =======

We began to allocate corporate overhead to our subsidiaries during the first quarter of 2002. Previously, all costs associated with our executive management team were charged to the Cherry Hill, New Jersey operation which is included in the positioner/docking hardware segment. The prior period segment information has been restated to be comparable with the current period. Substantially all interest income is included in the positioner/docking hardware segment.

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

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to Temptronic in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to Temptronic was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. During the first quarter of 2002, we received favorable determination with respect to the termination of the EPP from the Internal Revenue Service. During the second quarter of 2002, we began distribution of the allocated shares to plan participants. During this process, we determined that an additional 334 shares were needed to be returned to the EPP in order to finalize the distribution to all participants. These shares, which had a value of approximately $2, were taken from the treasury shares and returned to the EPP for distribution to participants during the second quarter of 2002. In addition, at July 2, 2001, the EPP had approximately $22 of cash which the Company expected to receive as partial settlement of the remaining principal of the note. Under the terms of the EPP, however, this amount was considered allocated to participants and has therefore been included in the distribution to plan participants. The distribution of the allocated shares and cash was completed during the third quarter of 2002.

(5)  SUBSEQUENT EVENTS

On October 1, 2002, we acquired Intelogic Technologies GmbH ("Intelogic"), a German ATE company. The transaction was structured as a purchase of 100% of the capital stock of Intelogic. The purchase price consisted of a cash payment of $395 to acquire the capital stock. We also made a cash payment of $190 to retire shareholder loans and bank debt. In addition, up to 200,000 shares of our stock will be issued to the seller if certain revenue targets are achieved during 2003 and 2004. These shares have been placed in escrow. We incurred approximately $110 in costs to complete this transaction which consisted primarily of legal and professional fees. The net assets of Intelogic as of December 31, 2001, the most recent available balance sheet date, were approximately $92. We will perform the purchase price allocation analysis during the fourth quarter of 2002 to determine the amount of goodwill and intangible assets resulting from this acquisition.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past six years, with downward cycles in 1996, 1998, 2001 and most of 2002, and up cycles in 1997, 1999 and early 2000.

Net Revenues and Bookings

The most recent downturn, which began during the fourth quarter of 2000, is the most severe downturn the ATE industry has ever experienced. Our consolidated quarterly net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002, a decline of approximately 72%. The decrease we experienced in net revenues during this period was comparable to the peak to trough differences being experienced by most of the companies in our industry. The approximate peak to trough percentage decline in quarterly net revenues by product segment was 92% in the tester interface segment (fourth quarter 2001), 75% in the positioner/docking hardware segment (fourth quarter 2001) and 63% in the temperature management segment (first quarter 2002). We believe the larger percentage declines in the net revenues of our tester interface segment were primarily due to the fact that these product sales are driven predominantly by semiconductor manufacturers' additions to production capacity, which essentially ceased during 2001. We believe the smaller percentage decline in the net revenues of our temperature management segment were the result of demand for certain products of this segment used in the research and product development projects of semiconductor manufacturers, which did not decline as significantly as the demand for other segments during 2001. During the second quarter of 2002, our consolidated net revenues increased quarter over quarter for the first time since the third quarter of 2000. This trend continued in the third quarter of 2002 as our net revenues increased $2.0 million or 16% from the prior quarter to a total of $15.0 million. However, the growing industry consensus is that the past two quarters of revenue growth may have represented a correction of the significant under-spending that occurred in 2001 and not the beginning of the next up cycle. This view is supported by the decline in our consolidated quarterly net new orders booked ("bookings") for the third quarter of 2002, which were 6% lower than the prior quarter. Our total bookings for the third quarter of 2002 were $14.1 million. This decline was accompanied by requests from some of our large customers to delay the scheduled shipment dates of units previously ordered that we had expected to ship in the fourth quarter of 2002. Accordingly, we currently expect our sales for the fourth quarter to decline from the level of the third quarter and to be in the range of $12 to $13 million. This decline in sales will cause us to incur a net loss ranging from approximately $600,000 to $850,000 in the fourth quarter, exclusive of incremental inventory obsolescence charges, if any. We cannot currently quantify the effect that any possible incremental inventory obsolescence charge would have on the earnings guidance previously given for the fourth quarter. In addition, we cannot be sure when the current downturn will end or what the rate of increase will be when the next cyclical growth phase does occur.

Cost Containment Initiatives

In response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. These initiatives were completed in several stages as the magnitude of the downturn became more apparent throughout 2001. The most significant cost reduction was in personnel, where we reduced headcount by 38% or 144 people. In addition, we implemented a temporary 10% reduction in compensation for all worldwide employees as well as a temporary elimination of Company contributions to retirement plans for all domestic employees. Significant reductions were also made in corporate travel, advertising, professional services and supplies. The result of our 2001 cost containment efforts is reflected in the level of operating expenses, which declined from a peak of $7.3 million for the quarter ended December 31, 2000 to $3.8 million for the quarter ended March 31, 2002. Operating expenses increased to $4.9 million for the second quarter of 2002 and increased again in the third quarter of 2002 to $5.7 million. These increases are primarily a result of the return of certain benefits as discussed below, as well as increases in commissions and other sales related expenditures, as more fully discussed under Results of Operations.

The goal of the cost containment initiatives implemented throughout 2001 was to reduce fixed operating costs to a level which, based on our then current revenue projections, would allow us to maintain our level of cash while still continuing our research and development programs and positioning ourselves such that, as the market improved, we would be able to be a prime supplier for both new and existing technologies developed by our customers. With the increases that we experienced in both bookings and net revenues during the first half of 2002, we began to evaluate whether we could return to our employees the benefits which had been reduced or eliminated as a part of our cost containment efforts.

While each facility was evaluated based on its then current and projected operations and profitability, in general, we determined that it was appropriate to return employees to full salary as of June 1, 2002 and to restore Company contributions to retirement plans and provide performance reviews and merit increases effective July 1, 2002. However, given the recent declines in our bookings and projected net revenues for the fourth quarter, and the general uncertainty in the industry regarding when the current downturn will end, we are continuing to monitor our costs and cash balances closely, and should the current downward trend be further prolonged, we are prepared to take the actions necessary to insure we can continue to meet the original goals we had when we began our cost containment efforts in 2001.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Customer Mix

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Historically, the majority of our positioner, docking hardware and tester interface product sales have been made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. As evidence of this trend, our OEM sales as a percentage of net revenues for the years ended December 31, 1999, 2000 and 2001 were 33%, 41% and 54%, respectively, for positioner/docking hardware products and 21%, 42% and 70%, respectively, for tester interface products.

For the nine months ended September 30, 2002 we have seen this trend reverse itself in the positioner/docking hardware product segment, as OEM sales as a percentage of net revenues declined to 44% of total net revenues. While this trend had also reversed itself for our tester interface product segment during the first six months of the year with OEM sales representing only 30% of total net revenues for that period, by the end of the third quarter, the customer mix had again shifted to OEM sales which represented 56% of total net revenues for this product segment for the nine months ended September 30, 2002. In our temperature management segment, OEM sales as a percentage of net revenues decreased from 45% to 32% for the years ended December 31, 2000 and 2001, respectively. This trend also reversed itself in the first nine months of 2002, as OEM sales as a percentage of net revenues were 38% for temperature management products. We anticipate that OEM sales as a percentage of net revenues for our positioner/docking hardware and tester interface product segments will range from 35% to 55% in future periods. The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or to improve the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in a handler. We believe that this business is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that we believe exists throughout the industry. We believe that much of this excess capacity is the result of capital equipment purchases made during the recent, prolonged expansion in the industry, and therefore this newer equipment did not need to be upgraded or improved.

Please refer to the section entitled "Risks That Could Affect Future Results" below for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis for the company as a whole and includes discussion of factors unique to each product segment where significant to an understanding of such segment.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Net Revenues. Net revenues were $15.0 million for the quarter ended September 30, 2002 compared to $7.4 million for the same period in 2001, an increase of $7.5 million or 102%. We believe that the increase in net revenues compared to 2001 reflects the severe cyclical downturn in demand for ATE that started late in 2000 and continued throughout 2001 but which temporarily reversed during the second and third quarters of 2002, as discussed above. While net revenues increased over the comparable prior period for all of our product segments, the level of increase was much more significant for our positioner/docking hardware and tester interface segments, which experienced percentage increases of 203% and 770%, respectively, while our temperature management product segment increased only 6% over the comparable prior period. We believe that this lower percentage increase reflects the demand for certain products of this segment which are used in the research and product development projects of semiconductor manufacturers for which the demand in 2001 did not decline as significantly as the demand for products in the other segments.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin increased to 43% for the quarter ended September 30, 2002 from a negative 24% for the comparable period in 2001. In the third quarter of 2001, we recorded significant incremental increases to our obsolescence reserves as a result of the continued downturn in the industry which had caused items in our inventory to become obsolete. Adjusted to exclude the effect of these incremental increases in the reserves, gross margin for the third quarter of 2001 would have been 17%. The increase in gross margin, as adjusted, is primarily the result of our fixed operating costs being more fully absorbed over the significantly higher net revenue levels in the third quarter of 2002. In addition, there was a decrease in component material costs as a percentage of net revenues which primarily reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold.

Selling Expense. Selling expense was $2.4 million for the quarter ended September 30, 2002 compared to $1.9 million for the same period in 2001, an increase of $537,000 or 29%. We attribute the increase primarily to increased commission expense due to the higher sales levels and to a lesser extent, increased travel expenditures in 2002 as compared to 2001. As part of our cost containment program in 2001, we significantly reduced the level of travel in all departments during that period.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.6 million for each of the quarters ended September 30, 2002 and 2001.

General and Administrative Expense. General and administrative expense was $1.7 million for the quarter ended September 30, 2002, compared to $2.5 million for the same period in 2001, a decrease of $773,000 or 31%. We attribute the decrease primarily to a reduction in salary expense. The third quarter of 2001 included the accrual for separation payments to be made based on a prior contractual arrangement to a former executive of a subsidiary. In addition, during the third quarter of 2001, we also increased the allowance for doubtful accounts by approximately $105,000 which was related to certain amounts due from a Taiwanese customer of our tester interface subsidiary. There were no incremental increases to the allowance for doubtful accounts during the third quarter of 2002.

Impairment of Goodwill. During the third quarter of 2001, due to the significant decline in our operations that had occurred over the preceding four quarters, we determined that an assessment of our goodwill for impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, was warranted. As a result of this assessment, we concluded that no impairment was indicated for the goodwill associated with our foreign subsidiaries; however, a $4.6 million impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

Other Income. Other income was $89,000 for the quarter ended September 30, 2002 compared to $117,000 for the same period in 2001, a decrease of $28,000 or 24%. The decline is primarily the result of larger foreign exchange transaction losses combined with a reduction in interest income resulting from lower average cash balances and lower interest rates. These decreases were partly offset by a refund of premiums received by our Japanese subsidiary upon the cancellation of certain life insurance policies held on former employees.

Income Tax Expense (Benefit). Income tax expense was $254,000 for the quarter ended September 30, 2002, compared with an income tax benefit of $2.4 million for the same period in 2001. Our effective tax rate for the third quarter of 2002 was 31% compared to 19% for the comparable period in 2001. During the third quarter of 2002, we recorded a one-time tax benefit related to prior periods of approximately $150,000. This benefit resulted from our filing amended prior year returns to claim additional research and experimentation credits for these years. During the third quarter of 2001 we recorded a non-tax deductible charge for the impairment of goodwill of $4.6 million. Adjusted to exclude these items, our effective tax rate for the third quarter of 2002 was 49% compared to an effective tax rate of 31% for the comparable period in 2001. The increase in the effective tax rate in 2002, as adjusted, is primarily a result of the fact that no tax benefit has been accrued in 2002 on the losses of our Japanese subsidiary as we believe it is more likely than not that this subsidiary will not have sufficient future taxable income during the carryforward period to utilize this benefit. In addition, in July 2002, the New Jersey state legislature passed new tax legislation which is effective retroactive to January 1, 2002. The cumulative impact of this new legislation on our year-to-date results was approximately $61,000 of additional tax expense, which was recorded in the third quarter of 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Revenues. Net revenues were $34.9 million for the nine months ended September 30, 2002 compared to $44.2 million for the same period in 2001, a decrease of $9.3 million or 21%. The decrease by segment for our positioner/docking hardware and temperature management segments were 11% and 38%, respectively. Net revenues for our tester interface product segment, however, increased 12%, or $653,000, for the nine months ended September 30, 2002 as compared to the same period in 2001. We believe that the decrease in net revenues compared to 2001 for our positioner/docking hardware and temperature management product segments reflects the severe cyclical downturn in demand for ATE that started late in 2000. We believe that the increase in net revenues for our tester interface product segment reflects the fact that this product segment saw more significant decreases for its products earlier in 2001 than the other two product segments.

Gross Margin. Gross margin was 39% for the nine months ended September 30, 2002 compared to 27% for the comparable period in 2001. During the first nine months of 2001, we recorded significant incremental increases to our obsolescence reserves as a result of the continued downturn in the industry which had caused items in our inventory to become obsolete. Adjusted to exclude the effect of these incremental increases in the reserves, gross margin for the first nine months of 2001 would have been 34%. The improvement in gross margin is

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

primarily a result of a decrease in component material costs as a percentage of net revenues which reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold and, to a lesser extent, a decrease in OEM sales as a percent of total sales for the first nine months of 2002 as compared to the same period in 2001.

Selling Expense. Selling expense was $6.0 million for the nine months ended September 30, 2002 compared to $7.0 million for the same period in 2001, a decrease of $1.0 million or 15%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels. However, this trend was partially offset by higher commissions paid on end user sales which increased as a percentage of total sales for both our positioner/docking hardware and tester interface product segments in the first nine months of 2002 as compared to 2001. In addition, salary and benefit expenditures decreased in 2002 as compared to 2001, primarily as a result of our cost containment program. Warranty costs decreased as well, primarily as a result of the lower sales levels.

Engineering and Product Development Expense. Engineering and product development expense was $4.1 million for the nine months ended September 30, 2002 compared to $4.8 million for the same period in 2001, a decrease of $777,000 or 16%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program. In addition, we incurred lower expenditures for travel and for research and development materials.

General and Administrative Expense. General and administrative expense was $4.3 million for the nine months ended September 30, 2002 compared to $6.5 million for the same period in 2001, a decrease of $2.2 million or 34%. We attribute the decrease primarily to reduced salary and benefit expense, the elimination of goodwill amortization and lower expenditures for travel. The reduction in salary and benefits expense reflects the results of our cost containment program, combined with the fact that the first nine months of 2001 included the accrual for separation payments as previously discussed. The reduced travel expense reflects the results of our cost containment program. Additionally, in the first nine months of 2001, we recorded incremental increases in our allowance for doubtful accounts of approximately $105,000 related to amounts owed to our tester interface subsidiary by a Taiwanese customer. There were no incremental increases to the allowance for doubtful accounts during the first nine months of 2002.

Impairment of Goodwill. During the third quarter of 2001, due to the significant decline in our operations that had occurred over the preceding four quarters, we determined that an assessment of our goodwill for impairment under the provisions of SFAS No. 121 was warranted. As a result of this assessment, we concluded that no impairment was indicated for the goodwill associated with our foreign subsidiaries; however, a $4.6 million impairment charge was recorded for the goodwill associated with the acquisition of TestDesign, which was the net book value of this goodwill as of that date.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which superceded the provisions of SFAS No. 121 related to the assessment of goodwill for impairment. SFAS No. 142 was effective for us as of January 1, 2002. Under SFAS No. 142, we are required to assess our goodwill for impairment at least annually, or more often if circumstances warrant. In accordance with the provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment test during the second quarter of 2002 and concluded that no impairment of goodwill existed as of January 1, 2002.

Other Income. Other income was $181,000 for the nine months ended September 30, 2002 compared to $478,000 for the same period in 2001, a decrease of $297,000 or 62%. The decline is primarily the result of a decrease in third party royalty income from the licensing of our intellectual property and the absence of commissions received by our Japanese subsidiary related to the sale of third party products. These declines were the result of the aforementioned severe cyclical downturn in demand for ATE. In addition, there was a reduction in interest income resulting from lower interest rates.

Income Tax Expense (Benefit). Income tax benefit was $837,000 for the nine months ended September 30, 2002 compared with $1.7 million for the same period in 2001. Our effective tax rate for the first nine months of 2002 was 199% compared to 16% for the comparable period in 2001. During the nine months ended September 30, 2002, we recorded a one-time tax benefit related to prior periods of approximately $750,000. This benefit resulted from our filing amended prior year returns to claim additional research and experimentation credits for these years. During the third quarter of 2001 we recorded a non-tax deductible charge for the impairment of goodwill of $4.6 million. Adjusted to exclude these items, our effective tax rate for the first nine months of 2002 was 21% compared to an effective tax rate of 28% for the comparable period in 2001. The decrease in the effective tax rate, as adjusted, is primarily a result of the fact that no tax benefit has been accrued in 2002 on the losses of our Japanese subsidiary as we believe it is more likely than not that this subsidiary will not have sufficient future taxable income during the carryforward period to utilize this benefit. In addition, in July 2002, the New Jersey state legislature passed new tax legislation which is effective retroactive to January 1, 2002. The cumulative impact of this new legislation on our year-to-date results was approximately $61,000 of additional tax expense, which was recorded in the third quarter of 2002.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2002 was $1.7 million. Accounts receivable increased $3.2 million from December 31, 2001 to September 30, 2002 primarily due to increased sales volume in the second and third quarters of 2002. This increase was partially offset by cash collections during the period. Inventories increased $11,000 as the result of shipments of previously ordered materials being offset by purchases for products expected to be shipped in the fourth quarter of 2002 and beyond. Refundable domestic and foreign income taxes decreased by $1.4 million, primarily as the result of receiving tax refunds of approximately $2.2 million during the period. This decrease was partially offset by the recording of tax benefits on the operating losses incurred during the first half of

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

2002 along with an approximate $750,000 one-time tax credit related to prior years. Accounts payable increased by $1.4 million due to increased production levels, particularly during the second and third quarters of 2002, as sales levels increased. Accrued expenses increased $456,000 primarily as the result of increases in accruals for sales commissions and employee salary and benefits.

Purchases of property and equipment were $665,000 for the nine months ended September 30, 2002, which consisted of $309,000 primarily for demo and quality assurance equipment for our Temptronic facility, $130,000 primarily for computer and quality assurance equipment for our Sunnyvale facility and $103,000 primarily for computer equipment for our Cherry Hill facility. The remaining purchases of approximately $123,000 were for equipment for our foreign subsidiaries.

Net cash used by financing activities for the nine months ended September 30, 2002 was $45,000, which represented $61,000 for payments under capital lease obligations and the return of $22,000 of cash to the Temptronic Equity Participation Plan related to the plan's termination, as further discussed in the notes to the consolidated financial statements. These items were partially offset by proceeds of $38,000 from stock options exercised.

During the second quarter of 2002, we renegotiated our credit facility with our existing lender in order to ensure the continued availability of funds should the current industry downturn be prolonged. In connection with this renegotiation, we granted a security interest in most of our domestic assets. The terms of the loan agreement require that we comply with various covenants including, among other things, restrictions on the minimum levels of stockholders' equity and EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a limitation on the amount of capital expenditures and a prohibition against the payment of dividends. As of September 30, 2002, we were in compliance with all of the covenants except the limitation on capital expenditures, which we had exceeded by approximately $3,000 for the nine months ended September 30, 2002. We requested and have received a waiver for the default related to this covenant. The credit facility provides for maximum borrowings of $5.0 million (with a sublimit of up to $500,000 for letters of credit). The maximum amount available for borrowings and letters of credit at any time is subject to a borrowing base formula tied to the level of our domestic accounts receivable and inventory. According to this formula, we had $4.8 million available for borrowing at September 30, 2002 ($5.0 million committed amount less $200,000 in letters of credit outstanding). This line of credit replaced the $5.0 million unsecured line of credit which was due to expire on September 30, 2002. The new credit facility expires on September 30, 2004.

As mentioned, the credit facility has restrictions on the minimum level of EBITDA. For the quarter ended December 31, 2002, the minimum level of EBITDA required is $370,000; subsequent to December 31, 2002, the minimum level of EBITDA required increases to $500,000 per quarter. As previously discussed, we expect to incur a net loss in the fourth quarter of 2002. If our projections are accurate, we would not meet the minimum EBITDA required for that quarter. In addition, we believe, based upon our current forecasts, that we would continue to not meet the minimum EBITDA requirement for most of 2003. We have begun discussions with our lender to modify these minimum EBITDA levels such that we will be in compliance in future periods. Should we be unable to renegotiate this covenant, we may not be able to utilize this credit facility in future periods. To date we have not utilized this facility to borrow any funds (the only usage consists of the issuance of letters of credit in the face amount of $200,000).

We believe that our existing cash balances, plus the net cash anticipated from operations, will be sufficient to satisfy our cash requirements for the foreseeable future. At this time, we do not anticipate the need to borrow under the line of credit facility during 2003. However, we have experienced operating losses during recent quarters due to the severe industry downturn. Should the industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to reduce our operating expenses sufficiently, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing. We do not anticipate paying dividends in the foreseeable future. Under the terms of our credit agreement, any payment of dividends would require the prior consent of the lender.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which became effective on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of the amortization of goodwill. We adopted SFAS No. 142 in the first quarter of 2002, as required, and we had unamortized goodwill in the amount of $933 which is subject to the transition provisions of SFAS No. 141, Business Combinations, and SFAS No. 142. During the second quarter of 2002 we completed the first step of the transitional goodwill impairment test as required by SFAS No. 142 and have concluded that no impairment existed as of January 1, 2002. Amortization expense related to goodwill was $121 and $360 for the three months and nine months ended September 30, 2001.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses the financial accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when the liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

International Operations

Net revenues generated by our foreign subsidiaries were 11% and 14% of consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 8% and 11% of consolidated net revenues for the nine months ended September 30, 2002 and 2001, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

The portion of our consolidated net revenues that were derived from sales to the Asia-Pacific region were 6% for each of the nine months ended September 30, 2002 and 2001, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry, the continuing downturn in the semiconductor and ATE industries and the uncertainty regarding the timing of a reversal of this cycle; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission.

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our Japanese operation. Our exposure results from the fact that the sales of our Japanese subsidiary are in Japanese yen and inventory purchases are in U.S. dollars. We have the same exposure in our German operations as a portion of total sales are in Euros while inventory purchases are in U.S. dollars. We also have a similar exposure in our Singapore operations because our sales are in U.S. dollars but our manufacturing costs are in U.S. dollars, British pounds and Singapore dollars. We employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Euro, British pound and Singapore dollar.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2002, there were no forward exchange rate contracts outstanding.

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

Item 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4 of our Quarterly Report contains information concerning the evaluation of the Company's disclosure controls and procedures that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of the Company's Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Quarterly Report on Form 10-Q, the CEO and the CFO must evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures and report on the effectiveness of the design and operation of the Company's disclosure controls and procedures.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of the Company's Internal Controls. The SEC also requires that the CEO and CFO certify certain matters regarding the Company's "internal controls."

"Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. Our internal controls are periodically evaluated by the Company.

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the Company's internal controls have been disclosed to the Company's auditors and the audit committee of the Company's board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on an entity's ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. Based upon their evaluation of the disclosure controls and procedures, our CEO and CFO have concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, on a timely basis.

Changes in Internal Controls. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls, subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II.  OTHER INFORMATION (Continued)

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

10    Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed
         Line of Credit Note.

99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed

(b)  Reports on Form 8-K

On July 25, 2002, we filed a report on Form 8-K providing information responsive to the requirements of Item 5 and 7 of that form regarding our financial results for the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	November 14, 2002	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2002	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

CERTIFICATION

          I, Robert E. Matthiessen, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of inTEST Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

/s/Robert E. Matthiessen
Robert E. Matthiessen
President and Chief Executive Officer

CERTIFICATION

          I, Hugh T. Regan, Jr., certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of inTEST Corporation;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr.
Secretary, Treasurer and Chief Financial Officer

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

10    Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed
         Line of Credit Note.

99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed