Form 10-K
period 2002-12-31
INTEST CORP
filed 2003-03-31
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second quarter: $36,111,520.

The number of shares outstanding of the Registrant's Common Stock, as of March 14, 2003 is 8,324,357.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrants' year end of December 31, 2002, are incorporated by reference into Part III.

inTEST Corporation
Annual Report on Form 10-K

INDEX

inTEST Corporation
Annual Report on Form 10-K

PART I:

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, and can often be identified by the use of forward-looking terminology such as "believes", "expects", "intends", "may", "will", "should" or "anticipates" or similar terminology. Investors and prospective investors are cautioned that such statements are only projections. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under the heading "Risks That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our historic results. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Item 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

We are a leading independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers directly and through leading ATE manufacturers. Our largest customers include Agilent Technologies, Texas Instruments, Teradyne, Cascade Microtech, Agere Systems, Electroglas, ST Microelectronics, Analog Devices and National Semiconductor.

We were incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We established inTEST Limited in the U.K. in 1985, inTEST Kabushiki Kaisha (inTEST K.K.) in Japan in 1987, inTEST PTE, Limited in Singapore in 1990 and inTEST GmbH in Germany in 2000. inTEST Limited designs, manufactures, markets and provides technical support for our products principally in Europe. inTEST K.K. acts as a liaison office with Japanese ATE manufacturers, and markets and provides technical support for our products in Japan. inTEST PTE, Limited designs, manufactures, markets and provides technical support to customers in Southeast Asia. inTEST GmbH provides sales and service in continental Europe for temperature management systems as well as sales and service for manipulator, docking hardware and tester interface products for selected accounts. In 1997, we completed our initial public offering. In 1998, we acquired all of the stock of TestDesign Corporation, which expanded our capabilities in the design, manufacture and marketing of tester interface products. On March 9, 2000, we acquired all of the stock of Temptronic Corporation, a designer, manufacturer and marketer of high-performance temperature management systems used in the testing of ICs, printed circuit boards and other subassemblies. On October 1, 2002, we acquired all of the stock of Intelogic Technologies GmbH, located in Rosenheim, Germany, a designer, manufacturer and marketer of manipulator and docking hardware products.

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

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components, before the ICs are put in a plastic, ceramic or other protective housing. This process step is called "packaging." Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, a piece of equipment known as a wafer prober automatically positions the wafer under a "test head," which connects electrically to a test system. Once the good ICs have been identified, they are packaged. The packaged IC also requires testing, called "back-end test," to determine if it meets design and performance specifications. Packaged ICs are placed into a machine called a handler, which then plugs the packaged ICs into an environmentally-controlled test head, which includes a test socket, for testing. "Wafer probers" and "handlers" are sometimes referred to in this Report as "electronic device handlers."

Testers range in price from approximately $100,000 to over $5.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads, typically one or two, with which each tester is configured. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time.

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the electronic device handler. Docking hardware connects the test head to the wafer prober or handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, we believe that temperature-controlled testing will be an increasingly important part of front-end wafer testing as the demand for front-end testing grows.

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

Change in Technology. Currently, most semiconductor manufacturers use 150 mm and 200 mm wafer technology. In order to increase throughput and lower IC cost, semiconductor manufacturers will need to add 300 mm wafer production capability as existing 150 mm and 200 mm production capacity becomes more fully utilized. In addition, end-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards are more complex and dense. SOC designs are likely to be more in demand in the future. These technology trends have significant implications for the IC testing process, including:
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

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide six degrees of motion freedom to enable a high degree of flexibility with the minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the rapidly increasing size of test heads, which can weigh up to 3,000 pounds and which will become larger and heavier as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the transmitted signal between the test head and the device under test, increasing the accuracy of the test data. We believe that these characteristics will gain even more significance as testing becomes more complicated.

Compatibility and Integration. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our universal manipulators can handle test heads produced by different manufacturers. We also design and manufacture docking hardware that can be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

Wafer Level Testing. Semiconductor manufacturers use our ThermoChuck(R) products for front-end temperature stress screening at the wafer level. This can provide significant cost savings from early identification of defective ICs that will not perform at specified temperatures thereby eliminating the costs of packaging and testing these defective ICs. ThermoChuck(R) products are capable of handling any size wafer, including a 300 mm wafer, for uniform, accurate and stable thermal testing without causing the wafer distortion that can occur as temperature changes are introduced.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. We have manufacturing facilities in New Jersey, Massachusetts, California, the U.K., Germany and Singapore, and we provide service to our customers from 11 sales and service offices in the U.S., the U.K., Japan, Singapore and Germany. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

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

Pursuing Synergistic Acquisitions. A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. Our TestDesign, Temptronic and Intelogic acquisitions have expanded our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. We expect to make acquisitions that will further expand our product lines, enabling us to become a single source supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

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

Manipulator Products

We offer two lines of manipulator products. The inTEST line of manipulator products consists of the in2(R) and the in2 Pro test head positioners, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. The in2(R) and in2 Pro differ from universal manipulators manufactured by our competitors due to our innovative, patented floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or, in the case of the in2 Pro, with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test interface board without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head held in an in2(R) or in2 Pro manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged IC or to test a different IC. in2(R) and in2 Pro manipulators range in price from approximately $12,000 to $159,000.

The Intelogic line of manipulator products consists of the Grizzly and Muli manipulators. The Grizzly 2000 is an automatic test-head positioning system capable of handling test heads up to 1,300 pounds. This manipulator, which also has six degrees of motion freedom, is optimized for docking with vertical plane package handlers used in back-end testing. It features a moveable-cart design to achieve a small footprint relative to the test head size. The Muli 400 and 500 manipulators are universal manipulators designed to handle test heads weighing less than 550 pounds. The up and down movement is supported by an air-pressure-based floating state technology. Grizzly and Muli manipulators range in price from approximately $12,000 to $78,000.

Docking Hardware Products

Our docking hardware products ensure proper repeatable and precise alignment of the delicate interface between the test head's interface board and the prober's probing assembly or the handler's test socket as they are brought together, or "docked." A simple cam action docks and locks the test head to the prober or handler, thus eliminating motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by the constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, and reduced repairs and replacements of expensive ATE interface products.

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

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies quickly change and stabilize the temperature of semiconductor wafers accurately and uniformly during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +400 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $14,000 to $105,000.

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -80 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $4,500 to $40,000.

Other Temperature Management Products: We also manufacture ancillary temperature management products including temperature-controlled contact probes, temperature-controlled enclosures, and precision temperature platforms. Recent developments in wireless communications have resulted in the mounting of wireless transmitters outdoors to reduce transmission line problems. As a result, these transmitters are exposed to extreme temperature variations and require testing over the full range of temperature exposure that will be encountered. Historically, the standard approach to this type of testing has been to use conventional thermal chambers, which can require removing equipment during testing, which could potentially cause damage to the sensitive microwave cables or create erroneous measurements. Our other temperature management products can be used to provide a closed, temperature-controlled environment for temperature testing of high frequency transmitters and receivers without the need for removal during testing, eliminating the risk of damage due to interruption of the test. Other temperature management products range in price from $4,500 to $25,000.

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $6,000 to $64,000.

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

In Europe, Singapore and Japan, we sell to semiconductor and ATE manufacturers through our account managers. In China, Singapore, Hong Kong, Malaysia, the Philippines, South Korea, Taiwan and Thailand, we sell through independent sales representatives and distributors. International sales representatives and distributors are responsible for sales, installation, support and trade show participation in their geographic market areas.

Temperature Management Systems: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers in the U.S. are handled through independent sales representative organizations. In Singapore, Malaysia and Indonesia, our sales and service are handled through our own sales and service personnel. In the rest of Asia, our sales to semiconductor manufacturers are handled through distributors. In Europe, sales managers at our offices in Germany and the U.K., as well as regional distributors, sell directly to semiconductor manufacturers. Our distributors represent us in 30 countries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

CUSTOMERS

We market all of our products to semiconductor manufacturers and ATE manufacturers. In the case of temperature management products, we also market our products to independent testers of semiconductors, manufacturers of electronic, automotive and aeronautical products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most major semiconductor manufacturers in the world.

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments	Agilent Technologies
Agere Systems	Cascade Microtech
ST Microelectronics	Teradyne, Inc.
National Semiconductor	Electroglas
Analog Devices

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, the U.K., Germany and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. During the fourth quarter of 2002, we acquired our German manufacturing operation.

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

We conduct inspections of incoming raw materials, fabricated parts and components using sophisticated measurement equipment. This includes testing with coordinate measuring machines in New Jersey, California, Massachusetts, the U.K., Germany and Singapore to ensure that products with critical dimensions meet our specifications. We have designed our inspection standards to comply with applicable MIL specifications and ANSI standards. We obtained ISO 9001 certification at our New Jersey facility in 2001 and are in the process of applying for similar certification for our California and Massachusetts operations.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2002, we employed a total of 45 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck(R) and the development of several new types of universal manipulators.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.7 million in 2002, $6.1 million in 2001 and $6.6 million in 2000 on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

As of December 31, 2002, we held 28 active U.S. patents and had pending 21 U.S. patent applications covering various aspects of our technology. Our U.S. issued patents will expire at various times beginning in 2003 and extending through 2020. We also hold foreign patents and file foreign patent applications, in each case derived from our U.S. patents, to the extent management deems appropriate.

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

The independent manufacturers of docking hardware and manipulators that compete with us include Reid-Ashman Manufacturing and Microhandling GmbH, both of which manufacture docking hardware and manipulators. The ATE manufacturers that compete with us in the sale of docking hardware and universal manipulators include Credence Systems and Teradyne, who are also our customers.

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

BACKLOG

At December 31, 2002, our backlog of unfilled orders for all products was approximately $9.8 million compared with approximately $10.6 million at December 31, 2001. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in 2003. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2002, we had 249 full time employees, including 109 in manufacturing operations, 103 in customer support/operations and 37 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

inTEST Corporation
Annual Report on Form 10-K

Item 2:   PROPERTIES

At December 31, 2002, we leased 11 facilities worldwide. During the fourth quarter of 2002, we acquired Intelogic Technologies GmbH, which has an approximately 5,000 square foot manufacturing facility in Rosenheim, Germany. We believe that we currently have adequate space to meet our current and foreseeable future needs.

The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2002.

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

Item 3:   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

On March 14, 2003, we settled and dismissed a suit we had initiated in December 2000 against Credence Systems Corporation claiming infringement of our U.S. patent number 4,589,815. Pursuant to the settlement, Credence made a cash payment to us in March 2003, and we established non-exclusive, fully paid cross-licensing agreements with respect to certain patents. In addition, Credence has agreed to utilize our manipulators with its ASL 3000 family of test systems.

Item 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote during the fourth quarter of 2002.

PART II:

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2002	High	Low
First Quarter	$ 6.46	$ 3.41
Second Quarter	8.59	5.45
Third Quarter	6.38	3.04
Fourth Quarter	5.35	2.71

2001
First Quarter	$10.75	$ 6.00
Second Quarter	9.00	5.38
Third Quarter	6.45	2.88
Fourth Quarter	5.15	2.44

inTEST Corporation
Annual Report on Form 10-K

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (Continued)

On March 14, 2003, the closing price for our common stock as reported on the Nasdaq National Market was $3.01. As of March 14, 2003, we had 8,324,357 shares outstanding that were held of record by approximately 1,000 shareholders.

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

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements):

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securites remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	692,075	$4.20	570,050
Equity compensation plans not approved by security holders	-	-	-
Total	692,075	$4.20	570,050
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

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

	Years Ended December 31,
	2002	2001	2000	1999	1998
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$47,127	$51,627	$87,651	$53,585	$36,058
Gross margin	18,239	12,711	39,556	26,710	17,188
Operating income (loss)	(1,806)	(14,689)	10,909	7,327	2,076
Net earnings (loss)	(283)	(11,329)	6,379	6,133	1,058
Net earnings (loss) per common share:
Basic	(.03)	(1.37)	.78	.76	.14
Diluted	(.03)	(1.37)	.75	.74	.14
Weighted average common shares outstanding :
Basic	8,317	8,279	8,201	8,084	7,669
Diluted	8,317	8,279	8,470	8,266	7,822
	As of December 31,
	2002	2001	2000	1999	1998
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 8,145	$ 7,281	$ 5,680	$12,047	$ 8,637
Working capital	20,176	20,146	26,768	20,784	15,068
Total assets	32,582	31,594	47,302	43,015	32,556
Long-term debt, net of current portion	210	296	-	133	262
Total stockholders' equity	27,357	27,204	38,398	31,458	25,062

The selected financial data gives retroactive effect to our merger with Temptronic Corporation on March 9, 2000. The merger was accounted for using the pooling-of-interests method of accounting.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past six years, with downward cycles in 1996, 1998 and 2001-2002 and up cycles in 1997 and 1999-2000.

Net Revenues and Bookings

The most recent downturn, which began during the fourth quarter of 2000, is the most severe downturn the ATE industry has ever experienced. Our consolidated quarterly net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002, a decline of approximately 72%. The decrease we experienced in net revenues during this period was comparable to the peak to trough differences being experienced by most of the companies in our industry. The approximate peak to trough percentage decline in quarterly net revenues by product segment was 92% in the tester interface segment (fourth quarter 2001), 75% in the positioner/docking hardware segment (fourth quarter 2001) and 63% in the temperature management segment (first quarter 2002). We believe the larger percentage decline in the net revenues of our tester interface segment was primarily due to the fact that these product sales are driven predominantly by semiconductor manufacturers' additions to production capacity, which essentially ceased during 2001. We believe the smaller percentage decline in the net revenues of our temperature management segment was the result of certain products of this segment being used in the research and product development projects of semiconductor manufacturers, which did not decline as significantly as the demand for other segments during 2001.

During the second quarter of 2002, our consolidated net revenues increased quarter over quarter for the first time since the third quarter of 2000. This trend continued in the third quarter of 2002 as our net revenues increased $2.0 million or 16% from the prior quarter to a total of $15.0 million. However, this trend reversed itself during the fourth quarter of 2002, when our consolidated net revenues declined to $12.2 million, a decrease of $2.8 million or 18%. This decline is not considered by many in the industry to be the beginning of another downturn but instead represents the continuation of the downturn which began in late 2000. The current industry consensus is that the two quarters of revenue growth during 2002 may have represented a correction of the significant under-spending that occurred in 2001 and not the beginning of the next up cycle. This view is supported by the decline in our consolidated quarterly net new orders booked ("bookings") in the third and fourth quarters of 2002. While bookings of $47.2 million for 2002 increased $4.6 million or 11% over 2001, bookings for the third quarter of 2002 declined 6% from the second quarter and bookings for the fourth quarter of 2002 declined 40% from the third quarter. These declines were accompanied by requests from some of our large customers to delay the scheduled shipment dates of units previously ordered that we had expected to ship in the first quarter of 2003. Accordingly, we currently expect our sales for the first quarter to decline from the level of the fourth quarter and to be in the range of $9.0 to $9.5 million. This decline in sales is expected to result in a net loss ranging from approximately $(0.15) to $(0.17) per diluted share in the first quarter of 2003. We cannot be sure when the current downturn will end or what the rate of increase will be when the next cyclical growth phase does occur.

Cost Containment Initiatives

In response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. These initiatives were completed in several stages as the magnitude of the downturn became more apparent throughout 2001. The most significant cost reduction was in personnel, where we reduced headcount by 38% or 144 people. In addition, we implemented a temporary 10% reduction in compensation for all worldwide employees as well as a temporary elimination of matching contributions to retirement plans for all domestic employees. Significant reductions were also made in corporate travel, advertising, professional services and supplies. The result of our 2001 cost containment efforts is reflected in the level of operating expenses, which declined from a peak of $7.3 million for the quarter ended December 31,

2000, to $3.8 million for the quarter ended March 31, 2002. Operating expenses increased to $4.9 million for the second quarter of 2002 and increased again in the third and fourth quarters of 2002 to $5.7 million. These increases are primarily a result of the return of certain benefits as discussed below, as well as increases in commissions and other sales related expenditures, as more fully discussed under Results of Operations.

The goal of the cost containment initiatives implemented throughout 2001 was to reduce fixed operating costs to a level which, based on our then current revenue projections, would allow us to maintain our level of cash while still continuing our research and development programs and positioning ourselves such that, as the market improved, we would be able to be a prime supplier for both new and existing technologies developed by our customers. With the increases that we experienced in both bookings and net revenues during the first half of 2002, we began to evaluate whether we could return to our employees the benefits which had been reduced or eliminated as part of our cost containment efforts. Each facility was evaluated based upon its then current and projected operations and profitability, and employee compensation and benefits were restored where it was deemed appropriate. However, when we began experiencing declines in our bookings during the third quarter of 2002, as well as customer order delays, both of which resulted in the reduced net revenues during the fourth quarter, we again temporarily eliminated employee benefits and instituted additional expense controls in certain facilities.

Given the recent declines in our bookings and projected net revenues for the first quarter of 2003, and the general uncertainty in the industry regarding when the current downturn will end, we are continuing to monitor our costs and cash balances closely. Should the current downward trend be further prolonged, we are prepared to take the actions necessary to preserve cash.

Acquisition

On October 1, 2002, we acquired Intelogic Technologies GmbH ("Intelogic"), a privately-held German corporation. Intelogic is engaged in the design, manufacture and sale of positioner and docking hardware products used by semiconductor manufacturers. We acquired Intelogic to obtain technologies we believe will be beneficial to the further development of our positioner and docking hardware products, as well as to gain better access to the German ATE markets, where historically we have not been successful in increasing our market share. The purchase price consisted of a cash payment of $395,000, plus transaction costs of approximately $185,000. In addition, up to 200,000 shares of our stock will be issued to the seller if certain revenue targets are achieved during 2003 and 2004. Immediately after the acquisition, we made additional cash payments of $190,000 to retire outstanding shareholder loans and bank debt. In connection with the acquisition, we recorded goodwill and other intangible assets of approximately $710,000. (See Note 3 to our consolidated financial statements.)

Customer Mix

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Prior to 2000, the majority of our positioner, docking hardware and tester interface product sales were made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufacturers the largest and most expensive components of the ATE system. Our OEM sales as a percentage of net revenues for the years ended December 31, 2000, 2001 and 2002 were 41%, 54% and 43%, respectively, for positioner/docking hardware products and 42%, 70% and 62%, respectively, for tester interface products. The declines in the percentage of sales to OEM's in both product segments in 2002 reflects the return of demand by certain semiconductor customers who prefer to acquire their equipment directly from us. We anticipate that OEM sales as a percentage of net revenues for our positioner/docking hardware and tester interface product segments will range from 35% to 55% in future periods. In our temperature management segment, OEM sales as a percentage of net revenues were 45%, 32% and 36% for the years ended December 31, 2000, 2001 and 2002, respectively. We anticipate that OEM sales as a percentage of net revenues for our temperature management segment will range from 30% to 40%.

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or to improve the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. We believe that this business usually is less cyclical than new ATE sales. However, during the current downward cycle we have seen our customers' orders for these types of products decline as much, or in some cases, more than the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that we believe exists throughout the industry. We believe that much of this excess capacity is the result of capital equipment purchases made during the recent, prolonged expansion in the industry, and therefore this newer equipment did not need to be upgraded or improved.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues. Net revenues were $47.1 million for 2002 compared to $51.6 million for 2001, a decrease of $4.5 million or 9%. Net revenues for our temperature management segment decreased $8.5 million or 33%. This decline was offset by increases in net revenues in both our positioner/docking hardware and tester interface segments of $726,000 or 4% and $3.2 million or 55%, respectively. We believe that the significant decrease in net revenues for our temperature management segment reflects the severe cyclical downturn in demand for ATE in the industry generally and, more specifically, the demand for products used in research and product development by semiconductor manufacturers declined in 2002 compared to 2001. We believe the increase in net revenues for our positioner/docking hardware segment reflected the aforementioned increased demand we experienced for our products in the second and third quarters of 2002, due to significant under spending in 2001. We believe the significant increase in the net revenues of our tester interface segment was primarily the result of increases in market share achieved in 2002, and to a lesser extent, the increased demand for our products in the second and third quarters of 2002.

Gross Margin. Gross margin increased to 39% in 2002 from 25% in 2001. The increase in gross margin in 2002 is primarily the result of a decrease in component material costs as a percentage of net revenues which reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold and, to a lesser extent, a decrease in OEM sales as a percentage of total sales in 2002 compared to 2001, as previously discussed. Significant charges for inventory obsolescence were recorded during both 2002 and 2001 as a result of the continued downturn in the industry which had caused items in our inventory to become obsolete.

Selling Expense. Selling expense was $8.5 million for 2002 compared to $8.8 million for 2001, a decrease of $276,000 or 3%. We attribute the decrease primarily to decreased commission expense due to the lower sales levels at our temperature management segment. However, this trend was partially offset by higher commissions paid on end user sales in both our positioner/docking hardware and tester interface product segments where end user sales increased in 2002 compared to 2001. In addition, salary and benefit expenditures decreased in 2002 as compared to 2001, primarily as a result of our cost containment program.

Engineering and Product Development Expense. Engineering and product development expense was $5.7 million for 2002 compared to $6.1 million for 2001, a decrease of $464,000 or 8%. We attribute the decrease primarily to reduced salary and benefit expense resulting from our cost containment program, and to a lesser extent, reduced expenditures for travel. These declines were partially offset by increased spending on product development initiatives in 2002 compared to 2001.

General and Administrative Expense. General and administrative expense was $5.9 million for 2002 compared to $7.9 million for 2001, a decrease of $2.0 million or 25%. We attribute the decrease primarily to the elimination of goodwill amortization in 2002, reduced salary and benefit expense and lower expenditures for travel. In addition, there were reductions in spending on professional services, outside directors' fees and data processing. The reduction in salary and benefits expense reflects the results of our cost containment program, combined with the fact that 2001 included an accrual for separation payments to a former executive of one of our subsidiaries. The reductions in all other areas, with the exception of goodwill amortization, reflect the results of our cost containment program.

Impairment of Goodwill. During the third quarter of 2001, due to the significant decline in our operations that had occurred over the preceding four quarters, we determined that an assessment of our goodwill for impairment under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, was warranted. As a result of this assessment, we concluded that no impairment was indicated for the goodwill associated with our foreign subsidiaries; however, a $4.6 million impairment charge was recorded for the goodwill associated with TestDesign, which was the net book value of this goodwill as of that date.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which superceded the provisions of SFAS No. 121 related to the assessment of goodwill for impairment. SFAS No. 142 was effective for us as of January 1, 2002. Under SFAS No. 142, we are required to assess our goodwill for impairment at least annually, or more often if circumstances warrant. In accordance with the provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment test as well as the annual goodwill impairment test and concluded that there was no further impairment of goodwill. See Note 2 to the consolidated financial statements.

Other Income. Other income was $143,000 for 2002 compared to $551,000 for 2001, a decrease of $408,000 or 74%. The decline is primarily the result of reduced levels of interest income, due to lower interest rates, foreign exchange translation losses and reductions in the level of third party royalty income from the licensing of our intellectual property caused by the continued industry downturn.

Income Tax Benefit. Income tax benefit was $1.4 million for 2002 compared to $2.8 million for 2001. Our effective tax rate for 2002 was 83% compared to 20% for 2001. During 2002 we recorded a one-time tax benefit of approximately $750,000. This benefit resulted from our filing amended prior year returns to claim additional research and experimentation credits. During 2001 we recorded a non-tax deductible charge for the impairment of goodwill of $4.6 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues. Net revenues were $51.6 million for 2001 compared to $87.7 million for 2000, a decrease of $36.1 million or 41%. While the positioner/docking hardware and tester interface segments' net revenues decreased $19.6 million or 49% and $8.7 million or 59%, respectively, during 2001 as compared to 2000, the net revenues for the temperature management segment decreased by only $7.8 million or 23% in 2001 as compared to 2000. We believe that the decrease in net revenues for all of our product segments reflects the severe cyclical downturn in demand for ATE in 2001 as compared to 2000. However, we attribute the smaller percentage decrease in the net revenues of our temperature management segment to continued demand for our Thermostream(R) products which partially offset the effects of the current downturn on this product segment.

Gross Margin. Gross margin decreased to 25% in 2001 from 45% in 2000. We attribute the decrease in gross margin to several factors including the $3.4 million write-down of obsolete inventory during 2001. This inventory write-down was made as a result of the continued downturn in our industry, which has caused items in our inventory to become obsolete. For our positioner/docking hardware and tester interface segments, the decline is primarily the result of a reduction in the absorption of fixed operating costs due to the significantly lower levels of revenue in 2001 compared to 2000 and an increase in component material costs as a percentage of net revenues. The increase in component material costs as a percentage of net revenues is primarily the result of an increase in OEM sales as a percentage of total sales, as previously discussed, as well as increases in the cost of aluminum which is a significant raw material component used in these products. In addition, for our positioner/docking hardware segment, the decline in gross margin is also the result of increases in fixed operating costs due to facility expansions in the U.S., the U.K. and Singapore. We believe this increased capacity adequately addressed the capacity constraints that impacted product shipments during most of 2000. For temperature management products, the decline in gross margin was the result of higher component material costs and increases in fixed operating costs. The higher fixed operating costs are due to a facility expansion in early 2001, and were partially offset by a decrease in salaries due to headcount reductions in the operations area.

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

Engineering and Product Development Expense. Engineering and product development expense was $6.1 million for 2001 compared to $6.6 million for 2000, a decrease of $444,000 or 7%. We attribute the decrease primarily to reduced salary expense resulting from the cost containment program. In addition, our expenditures for research and development materials and travel decreased in our tester interface product segment. These decreases were offset partially by an increase in spending on third party consultants involved in various product development programs.

General and Administrative Expense. General and administrative expense was $7.9 million for 2001 compared to $7.3 million, an increase of $629,000 or 9%. We attribute the increase primarily to an increase in salary expense resulting from the accrual of separation payments relating to a prior contractual arrangement with a former executive of a subsidiary. In addition, there were increases in both legal and audit expenses. These increases were partially offset by decreases in profit-related bonuses, reductions in salaries for remaining employees, bad debt recoveries, reductions in directors' fees and reduced spending on supplies.

Impairment of Goodwill. We performed an impairment assessment of our goodwill as of September 30, 2001, due to the current industry downturn. As a result of this assessment, a $4.6 million impairment charge was recorded for the goodwill associated with TestDesign, which was the net book value of this goodwill as of that date. No impairment was indicated for the goodwill that is associated with three of our foreign subsidiaries, which had a net book value of $933,000 at December 31, 2001.

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

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2002, was $2.5 million. Accounts receivable increased $1.4 million from December 31, 2001 to December 31, 2002 due to higher net revenue levels in the fourth quarter of 2002 compared to the same period in 2001. Inventories decreased $640,000, primarily as the result of the write-down of obsolete inventory in 2002. Net domestic and foreign income taxes decreased by $214,000, primarily as the result of income tax refunds received during 2002. We expect to receive tax refunds of approximately $2.1 million during 2003. Accounts payable increased $364,000 due to higher production levels during the fourth quarter of 2002 compared to the same period in 2001. Accrued expenses increased $289,000 as a result of increased accruals for employee wages, warranty expense and sales commissions offset by a reduction in the accrual for officer bonuses.

During the fourth quarter of 2002, as previously discussed, we acquired Intelogic and made cash payments totaling $580,000, including direct costs related to the transaction of $185,000. Purchases of property and equipment were $1.0 million for the year ended December 31, 2002, which consisted of $348,000 for our Temptronic facility (primarily for demonstration and quality assurance equipment), $284,000 for our Sunnyvale facility (primarily for demo, quality assurance and computer equipment) and $201,000 for our Cherry Hill facility (primarily for computer equipment and new systems software). The remaining purchases of approximately $183,000 were for computer and other equipment for our foreign operations.

Net cash used in financing activities for the year ended December 31, 2002 was $255,000, which primarily consisted of approximately $190,000 in repayments of long-term debt in connection with the acquisition of Intelogic. In addition, we repaid approximately $81,000 under capital lease obligations during 2002.

Our total committed contracts that will affect cash over the next five years and beyond are as follows:

	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2003	2004	2005	2006	2007 & Beyond	Total
Capital lease obligations	$ 105	$ 105	$ 104	$ 17	$ -	$ 331
Operating lease obligations	1,861	1,766	1,345	1,266	4,978	11,216
Letters of credit	200	-	-	-	-	200
	$2,166	$1,871	$1,449	$1,283	$4,978	$11,747

As of December 31, 2002, we had a credit facility which provided for maximum borrowings of $5.0 million (with a sublimit of up to $500,000 for letters of credit). The maximum amount available for borrowings and letters of credit at any time was subject to a borrowing base formula tied to the level of our domestic accounts receivable and inventory. According to this formula, we had $4.8 million available for borrowing at December 31, 2002 ($5.0 million committed amount less $200,000 in letters of credit outstanding). In connection with the negotiation of this facility during 2002, we granted a security interest in most of our domestic assets. To date we have not utilized this facility to borrow any funds (the only usage consists of the issuance of a letter of credit in the face amount of $200,000). We pay a quarterly commitment fee of 0.425% per annum of the unused portion of the facility.

The terms of the loan agreement required that we comply with various covenants including, among other things, restrictions on the minimum levels of domestic cash, stockholders' equity and EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a limitation on the amount of domestic capital expenditures and a prohibition against the payment of dividends. As of December 31, 2002, we were in violation of the covenant limiting the total amount of domestic capital expenditures. We exceeded the limit by approximately $164,000. We requested and received a waiver of this event of default.

For the quarter ended December 31, 2002, we were also in violation of the covenant related to the minimum level of domestic EBITDA required of $370,000. Our actual domestic EBITDA for the quarter was a loss of approximately $425,000. We requested and received a waiver of this event of default. Subsequent to December 31, 2002, the minimum level of domestic EBITDA required increased to $500,000 per quarter. If our projections are accurate, we will not meet the minimum domestic EBITDA required for most of 2003; however, our projections also indicate that we will not need to utilize this facility for borrowing to meet our cash needs throughout 2003.

Based on these projections, we began discussions with our lender regarding modification of the facility. After considering various modifications to this facility and the related costs that would be associated with these modifications, management recommended, and the board of directors approved, a reduction of the maximum amount of borrowings available under this facility to $200,000 (which may be used for letters of credit). This level will allow us to continue to utilize the facility for the outstanding letter of credit, which is our only projected utilization of this facility throughout 2003. As a part of this modification, all of the aforementioned covenants were eliminated with the exception of the covenant regarding the minimum level of domestic cash. This covenant was reduced from $2.0 million to $200,000. We will continue to pay a commitment fee for this facility in the amount of 0.425% per annum of the unused portion of the facility; however, based on our current and projected utilization of this facility, we do not expect to pay a fee in 2003. The modifications of this facility became effective on March 25, 2003. This credit facility expires on September 30, 2004.

We believe that our existing cash balances plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the remainder of 2003. However, we have been experiencing operating losses due to the severe industry downturn. Should the current industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to further significantly reduce our fixed operating expenses, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. For further discussion of the effect of this recently adopted standard see "Impairment of Goodwill" above and Note 2 to the consolidated financial statements.

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. The adoption of SFAS No. 144 did not have a material effect on our results of operations, financial condition or long-term liquidity.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. It is effective prospectively beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included in Note 2 under "Product Warranties."

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. We have determined that we will not make the voluntary change at this time to the fair value based method of accounting for stock-based employee compensation.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We use consistent methodologies to evaluate all inventories for net realizable value. We record a provision for excess and obsolete inventory when such impairment is identified through the review process. The criteria to determine if inventory is excess or obsolete are if the inventory was not utilized in a work order during the prior 12 months or if the excess quantity of inventory on hand is greater than the average annual usage of that inventory. In addition, operations and accounting staff review inventory that would not meet these criteria for excess or obsolescence to determine if additional reserves are necessary based upon assumptions about future demand, product mix and possible alternative uses. Finally, in certain cases, a subjective reserve is accrued based upon either additional facts which would not give rise to an obsolescence reserve under the normal obsolescence criteria or if in management's opinion additional reserves are felt to be prudent based upon the current industry conditions. In 2002, we recorded a provision for excess and obsolete inventory of $1.0 million.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, the recoverability of the recorded goodwill is assessed on at least an annual basis. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare ten-year projections of operations for our product segments where these intangibles, long-lived assets and related goodwill are associated. We measure any impairment based upon these projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. During 2002, we did not record any impairment charges for identifiable intangibles, long-lived assets and related goodwill. Intangibles, long-lived assets and related goodwill were $6.5 million at December 31, 2002.

Deferred tax assets must be analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. To perform this analysis we prepare projections of our operations in which we make subjective determinations of future events. If our projections do not indicate there will be sufficient levels of operating income in future periods to realize the deferred tax assets, we establish a deferred income tax valuation allowance to reduce the deferred tax assets. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred income tax valuation allowance established.

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

The current economic downturn, combined with significant excess production capacity in the semiconductor industry, have resulted in the worst downturn the semiconductor and ATE industries have ever experienced. This climate has created significantly diminished demand for our products, excess manufacturing capacity in our plants, and the erosion of average selling prices. We are uncertain how long the current downturn will last. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. In addition, if the downturn continues for a prolonged period of time, we may be required to secure debt or equity financing, and we cannot be sure that such financing will be available when required or on acceptable terms.

Our sales reflect the cyclicality of the semiconductor industry, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downtown. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have caused in the past, and will likely cause in the future, our operating results to fluctuate. The current cyclical downturn in the semiconductor industry has significantly reduced demand for our products. Our sales and operating results will likely continue to be negatively affected during this downturn.

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
    costs and timing of integration of our acquisitions and plant relocations and expansions;
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

During the current cyclical downturn, we implemented cost containment strategies with a goal of reducing our operating expenses and preserving our cash. These strategies included workforce reductions at all of our facilities worldwide, salary reductions for all employees worldwide, a temporary elimination of domestic retirement benefits and additional cost controls on other expenditures. When industry conditions improved in the second quarter of 2002, we returned salaries and benefits to their pre-downturn levels and began a program of salary increases for staff at the beginning of the third quarter. However, as discussed earlier in this report, during the fourth quarter of 2002, our revenues declined and we began experiencing operating losses again. We are currently evaluating additional cost containment strategies to further reduce operating costs. We may not be successful in reaching our goal of reducing our operating expenses sufficiently to maintain our existing cash balances and, if we are not able to control our operating expenses, they could increase and the level of our cash may not be sufficient to operate our businesses. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

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

Our industry is subject to rapidly evolving technological change, and our business prospects would be negatively affected if we are unable to respond to innovation in the semiconductor industry.

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the rapid changes needed in automatic testing systems to respond to developments in the semiconductor industry, are likely to continue. We cannot be certain that we will be successful in developing, manufacturing or selling products that will satisfy customer needs or attain market acceptance. Our failure to provide products that meet customer needs or gain market acceptance will negatively affect our business prospects.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2003 and 2020, and we have pending applications for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and in many cases, cannot be protected. We cannot be certain that:
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

Our ten largest customers accounted for approximately 65% of net revenues in 2002, and one customer, Agilent Technologies, accounted for 16% of our net revenues in 2002. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 12% and 13% of consolidated net revenues in 2002 and 2001, respectively. Export sales from our U.S. manufacturing facilities totaled $8.1 million, or 17% of consolidated net revenues in 2002 and $8.9 million, or 17% in 2001. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region were 7% in 2002 and 6% in 2001. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Although the economic instability in the Asia-Pacific region has not had a material adverse effect on our order backlog, financial condition, or results of operations to date, continued economic instability could have a material adverse effect on demand for our products and our results of operations. We expect our international revenues will continue to represent a significant portion of total net revenues. To date, we have not experienced significant problems in our foreign operations. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

In 2002, approximately 2% of our net revenues were dominated in Japanese yen, approximately 3% were dominated in British pounds, and approximately 2% were dominated in Euros. Fluctuations in the values of these currencies could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen, British pound or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our UK operation, approximately 50% of our sales are in U.S. dollars and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. In our Japanese operation, our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the British pound, the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of December 31, 2002, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of December 31, 2002, we had cash and cash equivalents of $8.1 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2002 would have decreased by less than $80,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

inTEST Corporation
Annual Report on Form 10-K

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III:

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item will be filed not later than April 30, 2003 by an amendment to this Report or incorporation by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 11:   EXECUTIVE COMPENSATION

The information required by this item will be filed not later than April 30, 2003 by an amendment to this Report or incorporation by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Report. The information required by Item 403 of Regulation S-K will be filed not later than April 30, 2003 by an amendment to this Report or incorporation by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be filed not later than April 30, 2003 by an amendment to this Report or incorporation by reference to the proxy statement for our 2003 Annual Meeting of Stockholders.

Item 14:   CONTROLS AND PROCEDURES

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 14 of our Annual Report contains information concerning the evaluation of our disclosure controls and procedures that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that within 90 days prior to the filing of this Annual Report on Form 10-K, the CEO and the CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

inTEST Corporation
Annual Report on Form 10-K

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Our Internal Controls. The SEC also requires that the CEO and CFO certify certain matters regarding our "internal controls."

"Internal controls" mean our procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles. We periodically evaluate our internal controls.

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in our internal controls have been disclosed to our auditors and the audit committee of our Board of Directors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on an entity's ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART IV:

Item 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The documents filed as part of this Annual Report on Form 10-K are:

inTEST Corporation
Annual Report on Form 10-K

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

(ii)    The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

On October 1, 2002, we filed a Report on Form 8-K providing information responsive to the requirements of Items 5 and 7 of that form regarding an acquisition of a privately held company.

On October 24, 2002, we filed a Report on Form 8-K providing information responsive to the requirements of Items 5 and 7 of that form regarding our financial results for the quarter ended September 30, 2002.

(c)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)
10.8	Amended and Restated 1997 Stock Plan. (7)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 26 -
inTEST Corporation Annual Report on Form 10-K

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.

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
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2003

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2003

/s/ Daniel J. Graham Daniel J. Graham, Vice Chairman, Executive Vice President	March 31, 2003

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 31, 2003

/s/ Richard O. Endres Richard O. Endres, Director	March 31, 2003

/s/ Stuart F. Daniels Stuart F. Daniels, Director	March 31, 2003

/s/ Gregory W. Slayton Gregory W. Slayton, Director	March 31, 2003

/s/ Douglas W. Smith Douglas W. Smith, Director	March 31, 2003

/s/ James J. Greed, Jr. James J. Greed, Jr, Director	March 31, 2003

CERTIFICATION

          I, Robert E. Matthiessen, certify that:

          1.    I have reviewed this annual report on Form 10-K of inTEST Corporation;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6.    The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:March 31, 2003

/s/Robert E. Matthiessen
Robert E. Matthiessen
President and Chief Executive Officer

CERTIFICATION

          I, Hugh T. Regan, Jr., certify that:

          1.    I have reviewed this annual report on Form 10-K of inTEST Corporation;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.    The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6.    The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:March 31, 2003

/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr.
Secretary, Treasurer and Chief Financial Officer

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)
10.8	Amended and Restated 1997 Stock Plan. (7)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 2002. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets arising from business combinations.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 17, 2003, except as to
   the fourth paragraph of Note 7,
   which is as of March 25, 2003

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2002        2001
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 8,145    $ 7,281
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $130 and $125, respectively                  6,584      5,191
  Inventories                                                         7,002      7,554
  Deferred tax assets                                                   863      1,539
  Refundable domestic and foreign income taxes                        2,110      2,254
  Other current assets                                                  487        421
     Total current assets                                            25,191     24,240

Property and equipment:
  Machinery and equipment                                             9,007      9,167
  Leasehold improvements                                              2,480      2,607
                                                                     11,487     11,774
  Less: accumulated depreciation                                     (6,596)    (6,031)

     Net property and equipment                                       4,891      5,743

Deferred tax assets                                                     166         30
Other assets                                                            691        648
Goodwill, net                                                         1,243        933
Intangible assets                                                       400          -

     Total assets                                                   $32,582    $31,594
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 2,388    $ 1,869
  Accrued expenses                                                    2,425      2,100
  Domestic and foreign income taxes payable                             116         44
  Capital lease obligations                                              86         81
     Total current liabilities                                        5,015      4,094
Capital lease obligations, net of current portion                       210        296

     Total liabilities                                                5,225      4,390

Commitments and Contingencies (Notes 9, 11 and 14)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,700,005 and 8,685,205 shares issued, respectively                 87         87
  Additional paid-in capital                                         21,816     21,781
  Retained earnings                                                   7,844      8,127
  Accumulated other comprehensive loss                                  (68)      (451)
  Deferred compensation                                                   -        (16)
  Treasury stock, at cost; 375,648 and 375,982 shares,
    respectively                                                     (2,322)    (2,324)
     Total stockholders' equity                                      27,357     27,204

     Total liabilities and stockholders' equity                     $32,582    $31,594
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     ------------------------------
                                                       2002        2001      2000
                                                     -------     --------  --------
Net revenues                                         $47,127     $51,627    $87,651
Cost of revenues                                      28,888      38,916     48,095
                                                     -------     -------    -------
      Gross margin                                    18,239      12,711     39,556
                                                     -------     -------    -------
Operating expenses:
   Selling expense                                     8,478       8,754     11,711
   Engineering and product development
    expense                                            5,668       6,132      6,576
   General and administrative expense                  5,899       7,902      7,273
   Impairment of goodwill                                  -       4,612          -
   Merger-related costs                                    -           -      2,672
   Write-off of deferred offering costs                    -           -        415
                                                     -------     -------    -------
      Total operating expenses                        20,045      27,400     28,647
                                                     -------     -------    -------
Operating income (loss)                               (1,806)    (14,689)    10,909
                                                     -------     -------    -------
Other income (expense):
   Interest income                                       110         213        493
   Interest expense                                      (40)        (31)       (31)
   Other                                                  73         369        208
                                                     -------     -------    -------
      Total other income (expense)                       143         551        670
                                                     -------     -------    -------
Earnings (loss) before income taxes                   (1,663)    (14,138)    11,579
Income tax expense (benefit)                          (1,380)     (2,809)     5,200
                                                     -------    --------    -------
      Net earnings (loss)                            $  (283)   $(11,329)   $ 6,379
                                                    ========     =======    =======

Net earnings (loss) per common share - basic          $(0.03)     $(1.37)     $0.78

Weighted average common shares outstanding -
  basic                                            8,317,350   8,279,356  8,201,029

Net earnings (loss) per common share - diluted        $(0.03)     $(1.37)     $0.75

Weighted average common shares and common share
  equivalents outstanding - diluted                8,317,350   8,279,356  8,469,910

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ----------------------------
                                                       2002       2001       2000
                                                      ------    --------    ------

Net earnings (loss)                                   $ (283)   $(11,329)   $6,379

Foreign currency translation adjustments                 383        (151)     (314)
                                                      ------    --------    ------

Comprehensive earnings (loss)                         $  100    $(11,480)   $6,065
                                                      ======    ========    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                  Accum.
                                                                  Other
                                 Common Stock   Addt'l            Comp.              Equity               Total
                               ---------------- Paid-In Retained  Income   Deferred   Part.   Treasury Stockholders'
                                Shares   Amount Capital Earnings  (Loss)     Comp.  Plan Note   Stock     Equity
                               --------- ------ ------- -------- --------- -------- --------- -------- -------------

Balance, Jan. 1, 2000          8,630,980     86  21,872   13,077      14      (139)   (3,228)    (224)    31,458

Net earnings                           -      -       -    6,379       -         -         -        -      6,379
Other comprehensive
  loss                                 -      -       -        -    (314)        -         -        -       (314)
Amortization of deferred
  compensation                         -      -       -        -       -        41         -        -         41
Principal payments by
  Equity Participation
  Plan                                 -      -       -        -       -         -       153        -        153
Stock options exercised           83,088      1     226        -       -         -         -        -        227
Tax benefit from exer-
  cise of stock options                -      -     454        -       -         -         -        -        454
Retirement of treasury
  stock                          (55,557)     -    (224)       -       -         -         -      224          -
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------
Balance, Dec. 31, 2000         8,658,511     87  22,328   19,456    (300)      (98)   (3,075)       -     38,398

Net loss                               -      -       -  (11,329)      -         -         -        -    (11,329)
Other comprehensive
  loss                                 -      -       -        -    (151)        -         -        -       (151)
Amortization of deferred
  compensation                         -      -       -        -       -        58         -        -         58
Elimination of deferred
  compensation related to
  stock options forfeited              -      -     (24)       -       -        24         -        -          -
Principal payments by
  Equity Participation Plan            -      -       -        -       -         -       147        -        147
Termination of Equity
  Participation Plan and
  acquisition of
  treasury stock                       -      -    (604)       -       -         -     2,928   (2,324)         -
Stock options exercised           34,674      -     100        -       -         -         -        -        100
Tax benefit from exercise
  of stock options                     -      -      22        -       -         -         -        -         22
Acquisition and retire-
  ment of treasury stock          (4,226)     -     (41)       -       -         -         -        -        (41)
Cancellation of escrow
  shares                          (3,754)     -       -        -       -         -         -        -          -
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------

Balance, Dec. 31, 2001         8,685,205     87  21,781    8,127    (451)      (16)        -   (2,324)    27,204

Net loss                               -      -       -     (283)      -         -         -        -       (283)
Other comprehensive
  income                               -      -       -        -     383         -         -        -        383
Amortization of
  deferred compensation                -      -       -        -       -        16         -        -         16
Stock options exercised           14,800      -      38        -       -         -         -        -         38
Tax benefit from exer-
  cise of stock options                -      -      21        -       -         -         -        -         21
Adjustment for termination
  of Equity Participation
  Plan                                 -      -     (24)       -       -         -         -        2        (22)
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------
Balance, Dec. 31, 2002         8,700,005  $  87 $21,816  $ 7,844   $ (68)   $    -   $     -  $(2,322)   $27,357
                               =========  ===== =======  =======   =====    ======   =======  =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ----------------------------
                                                                         2002      2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------   --------   -------
  Net earnings (loss)                                                  $  (283)  $(11,329)  $ 6,379
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,917      2,182     2,074
    Impairment of goodwill                                                   -      4,612         -
    Tax benefit from exercise of stock options                              21         22       454
    Deferred taxes                                                         540        (72)      124
    Foreign exchange (gain) loss                                           104         15       (28)
    Deferred compensation relating to stock options                         16         58        41
    Loss on disposal of fixed assets                                        30          9        16
    Proceeds from sale of demonstration equipment, net of gain              60        121        17
    Changes in assets and liabilities, net of effect of acquisition:
      Trade accounts and notes receivable                               (1,351)     9,429    (4,901)
      Inventories                                                          640      4,973    (4,604)
      Refundable domestic and foreign income taxes                         157     (1,476)     (477)
      Other current assets                                                 (46)        31       431
      Accounts payable                                                     364     (2,629)     (543)
      Accrued expenses                                                     289     (1,454)      581
      Domestic and foreign income taxes payable                             57       (553)   (1,505)
                                                                       -------   --------   -------
Net cash provided by (used in) operating activities                      2,515      3,939    (1,941)
                                                                       -------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                           (580)         -         -
  Purchase of property and equipment                                    (1,016)    (2,378)   (4,050)
  Other assets                                                             (15)      (277)      921
                                                                       -------   --------   -------
Net cash used in investing activities                                   (1,611)    (2,655)   (3,129)
                                                                       -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments of revolving debt                                           -          -    (1,241)
  Repayment of long-term debt                                             (190)         -      (256)
  Proceeds from financing of property and equipment                          -        216         -
  Repayments of capital lease obligations                                  (81)       (65)        -
  Note receivable repayments from Equity Participation Plan                  -        147       153
  Acquisition of treasury stock                                              -        (41)        -
  Proceeds from stock options exercised                                     38        100       227
  Other                                                                    (22)         -         -
                                                                       -------   --------   -------
Net cash provided by (used in) financing activities                       (255)       357    (1,117)
                                                                       -------   --------   -------
Effects of exchange rates on cash                                          215        (40)     (180)
                                                                       -------   --------   -------
Net cash provided by (used in) all activities                              864      1,601    (6,367)
Cash and cash equivalents at beginning of period                         7,281      5,680    12,047
                                                                       -------   --------   -------
Cash and cash equivalents at end of period                             $ 8,145   $  7,281   $ 5,680
                                                                       =======   ========   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Fair value of assets acquired, net of cash acquired                  $   558
  Liabilities assumed                                                     (288)
  Goodwill resulting from acquisition                                      310
                                                                       -------
Net cash paid for acquisition                                          $   580
                                                                       =======
Capital lease additions                                                $     -   $    226   $     -
                                                                       =======   ========   =======
Treasury stock acquired as repayment of Equity
  Participation Plan note receivable                                   $     -   $  2,324   $     -
                                                                       =======   ========   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $(2,150)  $   (752)  $ 6,573
  Interest                                                                  40         29        32

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

The consolidated entity is comprised of inTEST Corporation (parent) and our ten wholly-owned subsidiaries. We manufacture our products in the U.S., the U.K., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore.

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

On October 1, 2002, we completed the acquisition of Intelogic Technologies GmbH ("Intelogic"), a privately-held German corporation which designs, manufactures and markets positioner and docking hardware products. See Note 3 for further discussion of this transaction.

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

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result, we may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Notes Receivable

Trade notes receivable are due from customers in Japan, have original maturities of less than four months and are non-interest bearing. Trade notes receivable were $0 and $36 at December 31, 2002 and 2001, respectively.

Credit Risks

We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. Bad debt expense (recovery) was $(1), $(104), and $31 for the years ended December 31, 2002, 2001 and 2000, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1,917, $1,801 and $1,595 for the years ended December 31, 2002, 2001 and 2000, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Goodwill and Intangibles

On January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No 142, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to January 1, 2002 we amortized goodwill on a straight-line basis over its estimated useful life of 15 years. In 2002 we completed the transitional goodwill impairment tests and the annual test required by SFAS No. 142. No impairments of goodwill were indicated based on these fair value tests.

Goodwill at December 31, 2002 and 2001 was $1,243 and $933, respectively and relates to the positioner/docking hardware segment. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2002 are as follows:

Balance as of January 1, 2002	$ 933
Goodwill recorded during the year	310
Balance as of December 31, 2002	$1,243

There was no goodwill amortization in 2002. For the years ended December 31, 2001 and 2000, goodwill amortization was $381 and $479, respectively. The following table sets forth our results for the years ended December 31, 2002, 2001 and 2000, respectively, assuming goodwill had not been amortized.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2002	2001	2000
Net earnings (loss)	$(283)	$(11,329)	$ 6,379
Add back: Goodwill amortization	-	381	479
Adjusted net earnings (loss)	$(283)	$(10,948)	$ 6,858

Basic earnings (loss) per share:
Net earnings (loss)	$(0.03)	$(1.37)	$0.78
Goodwill amortization	-	0.05	0.06
Adjusted net earnings (loss)	$(0.03)	$(1.32)	$0.84

Diluted earnings (loss) per share:
Net earnings (loss)	$(0.03)	$(1.37)	$0.75
Goodwill amortization	-	0.05	0.06
Adjusted net earnings (loss)	$(0.03)	$(1.32)	$0.81

Prior to the adoption of SFAS No. 142, we accounted for our goodwill under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Prior to January 1, 2002, in accordance with SFAS No. 121, we assessed our goodwill for impairment when events or circumstances so indicated. As of September 30, 2001, we performed an assessment of our goodwill for impairment due to the industry downturn ongoing at that time. As a result of this assessment, a $4,612 impairment charge was recorded for the goodwill associated with TestDesign, which was the net book value of this goodwill as of that date. No impairment was indicated for the goodwill that is associated with the acquisition of the minority interests in three of our foreign subsidiaries, which had a net book value of $933 at December 31, 2001.

As of December 31, 2002, definite life intangibles totaled $400. These definite life intangibles are the result of our acquisition of Intelogic (completed on October 1, 2002) and are being amortized over ten years (see Note 3 for more information on this acquisition). These definite life intangible assets are technology based intangibles including unpatented technology (on which a patent application has been filed) and computer software. They are allocated to the positioner/docking hardware segment. Amortization expense for the year ended December 31, 2002 was $0. Estimated amortization expense for each of the next five years is $40.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents represent stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:

	Years Ended December 31,
	2002	2001	2000
Weighted average common shares outstanding -- basic	8,317,350	8,279,356	8,201,029
Potentially dilutive securities:
Employee stock options	-	-	268,881

Weighted average common shares outstanding -- diluted	8,317,350	8,279,356	8,469,910

For the years ended December 31, 2002, 2001 and 2000, an average of 917,050, 928,294 and 225,321 employee stock options with weighted average exercise prices of $5.81, $8.45 and $14.36, respectively, were excluded from the calculation because their effect was antidilutive. For the years ended December 31, 2001 and 2000, weighted average common shares outstanding exclude unallocated shares of common stock held by the Temptronic Corporation Equity Participation Plan ("EPP") (see Note 11).

Revenue Recognition

We recognize revenue related to product sales when the products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Service revenues are recognized as the services are performed.

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as product development costs, are expensed as incurred.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2002, 2001 and 2000 was $1,070, $1,044 and $1,102, respectively.

The following table sets forth the changes in the liability for product warranties for the year ended December 31, 2002:

Balance as of January 1, 2002	$ 451
Payments made under warranty	(963)
Accruals for product warranties issued	1,070
Balance as of December 31, 2002	$ 558

Stock-Based Compensation

At December 31, 2002, we have certain stock-based employee compensation plans, which are described more fully in Note 8. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prior to the merger, Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost is amortized to expense as the options vest. Total compensation cost recognized for the years ended December 31, 2002, 2001 and 2000 was $16, $58 and $41, respectively.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000
Net earnings (loss), as reported	$ (283)	$(11,329)	$6,379
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,343)	(1,363)	(963)
Proforma net earnings (loss)	$(1,626)	$(12,692)	$5,416
Net earnings (loss) per share:
Basic - as reported	$(0.03)	$(1.37)	$0.78
Basic - pro forma	$(0.20)	$(1.53)	$0.66
Diluted - as reported	$(0.03)	$(1.37)	$0.75
Diluted - pro forma	$(0.20)	$(1.53)	$0.64

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are accumulated within other comprehensive income (loss) in the consolidated statements of stockholders' equity. Transaction gains or losses are included in net earnings (loss).

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

On January 1, 2002, we adopted SFAS No. 142. For further discussion of the effect of this recently adopted standard see "Goodwill and Intangibles" discussion above.

On January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. The adoption of SFAS No. 144 did not have an effect on our results of operations, financial condition or long-term liquidity.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. It is effective prospectively beginning in 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included above under "Product Warranties."

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. We have determined that we will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

(3)   ACQUISITION

On October 1, 2002, we acquired Intelogic, a privately-held German corporation. Intelogic designs, manufactures and markets positioner and docking hardware products used by semiconductor manufacturers. The transaction was structured as a purchase of 100% of the capital stock of Intelogic. The purchase price consisted of a cash payment of $395, plus transaction costs of $185. In addition, up to 200,000 shares of our stock will be issued to the seller if certain revenue targets are achieved during 2003 and 2004. These shares have been placed in escrow. Immediately after the acquisition, we made additional cash payments of $190 to retire outstanding shareholder loans and bank debt. The following is an allocation of the purchase price:

Cash payment	$395
Transaction costs	185
580
Estimated fair value of identifiable assets acquired, net of liabilities assumed	270
Goodwill	$310

The estimated fair value of identifiable assets acquired, net of liabilities assumed, shown above includes $400 which represents definite life intangibles which will be amortized over ten years. These definite life intangibles are unpatented technology (on which a patent application has been filed) and computer software, and have been allocated to the positioner/docking hardware segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intelogic Technologies GmbH (Germany) which we acquired in October 2002 (see Note 3 for further information on this transaction). Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

	Years Ended December 31,
	2002	2001	2000
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$20,712	$19,986	$39,556
Temperature Management	17,273	25,724	33,505
Tester Interface	9,142	5,917	14,590
	$47,127	$51,627	$87,651
Affiliate sales or transfer from:
Positioner/Docking Hardware	$ 850	$ 914	$ 2,087
Temperature Management	1,144	1,031	136
Tester Interface	1,191	923	1,873
	$3,185	$2,868	$4,096
Depreciation/amortization:
Positioner/Docking Hardware	$ 945	$1,283	$1,114
Temperature Management	547	518	562
Tester Interface	425	381	398
	$1,917	$2,182	$2,074
Operating income (loss):
Positioner/Docking Hardware	$ (2,236)	$ (5,882)	$ 8,644
Temperature Management	(1,293)	(1,467)	1,139
Tester Interface	1,723	(7,340)	1,126
	$(1,806)	$(14,689)	$10,909
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$ (2,181)	$ (5,464)	$9,286
Temperature Management	(1,191)	(1,334)	1,138
Tester Interface	1,709	(7,340)	1,155
	$(1,663)	$(14,138)	$11,579
Income tax expense (benefit):
Positioner/Docking Hardware	$(1,262)	$(1,635)	$3,283
Temperature Management	(674)	(327)	473
Tester Interface	556	(847)	1,444
	$(1,380)	$(2,809)	$5,200

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2002	2001	2000
Net earnings (loss):
Positioner/Docking Hardware	$ (919)	$ (3,829)	$6,003
Temperature Management	(517)	(1,007)	665
Tester Interface	1,153	(6,493)	(289)
	$ (283)	$(11,329)	$6,379
Identifiable assets:
Positioner/Docking Hardware	$17,916	$17,015	$25,718
Temperature Management	10,179	11,652	14,661
Tester Interface	4,487	2,927	6,923
	$32,582	$31,594	$47,302
Capital expenditures:
Positioner/Docking Hardware	$ 352	$ 910	$2,458
Temperature Management	380	1,285	467
Tester Interface	284	183	1,125
	$1,016	$2,378	$4,050

We began to allocate corporate overhead to our subsidiaries during the first quarter of 2002. Previously, all costs associated with our executive management team were charged to the Cherry Hill, New Jersey operation which is included in the positioner/docking hardware segment. The prior year segment information has been reclassified to be comparable to the current year presentation. The $4,612 charge for impairment of goodwill in 2001 was incurred by the tester interface segment, the $2,672 of merger-related costs in 2000 were incurred by the temperature management segment, and the $415 write-off of deferred offering costs in 2000 was allocated to the positioner/docking hardware segment. Substantially all interest income is generated by our three Delaware holding companies, whose results are also included in the positioner/docking hardware segment.

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.

	Years Ended December 31,
	2002	2001	2000
Net revenues from unaffiliated customers:
U.S.	$41,306	$44,668	$74,433
Europe	2,710	4,057	5,417
Asia-Pacific	3,111	2,902	7,801
	$47,127	$51,627	$87,651
Long-lived assets:
U.S.	$4,092	$4,976	$4,694
Europe	631	626	265
Asia-Pacific	168	141	128
	$4,891	$5,743	$5,087

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   MAJOR CUSTOMERS

Agilent Technologies accounted for 16% and 15% of our consolidated net revenues in 2002 and 2001, respectively. Texas Instruments accounted for 10% of our consolidated net revenues in 2002. No customer accounted for more than 10% of our consolidated net revenues in 2000.

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2002	2001
Raw materials	$3,577	$3,960
Work in process	2,005	2,362
Finished goods	1,420	1,232
	$7,002	$7,554

(7)   DEBT

Line of Credit

As of December 31, 2002, we had a credit facility which provided for maximum borrowings of $5,000 (with a sublimit of up to $500 for letters of credit). The maximum amount available for borrowings and letters of credit at any time was subject to a borrowing base formula tied to the level of our domestic accounts receivable and inventory. According to this formula, we had $4,800 available for borrowing at December 31, 2002 ($5,000 committed amount less $200 in letters of credit outstanding). In connection with the negotiation of this facility during 2002, we granted a security interest in most of our domestic assets. To date we have not utilized this facility to borrow any funds (the only usage consists of the issuance of a letter of credit in the face amount of $200). We pay a quarterly commitment fee of 0.425% per annum of the unused portion of the facility.

The terms of the loan agreement required that we comply with various covenants including, among other things, restrictions on the minimum levels of domestic cash, stockholders' equity and EBITDA (earnings before interest, taxes, depreciation and amortization) as well as a limitation on the amount of domestic capital expenditures and a prohibition against the payment of dividends. As of December 31, 2002 we were in violation of the covenant limiting the total amount of domestic capital expenditures. We exceeded the limit by approximately $164. We requested and received a waiver of this event of default.

For the quarter ended December 31, 2002, we were also in violation of the covenant related to the minimum level of domestic EBITDA required of $370. Our actual domestic EBITDA for the quarter was a loss of approximately $425. We requested and received a waiver of this event of default. Subsequent to December 31, 2002, the minimum level of domestic EBITDA required increased to $500 per quarter. If our projections are accurate, we will not meet the minimum domestic EBITDA required for most of 2003; however, our projections also indicate that we will not need to utilize this facility for borrowing to meet our cash needs throughout 2003.

Based on these projections, we began discussions with our lender regarding modification of the facility. After considering various modifications to this facility and the related costs that would be associated with these modifications, management recommended, and the board of directors approved, a reduction of the maximum amount of borrowings available under this facility to $200 (which may be used for letters of credit). This level will allow us to continue to utilize the facility for the outstanding letter of credit, which is our only projected utilization of this facility throughout 2003. As a part of this modification, all of the aforementioned covenants were eliminated with the exception of the covenant regarding the minimum level of domestic cash. This covenant was reduced from $2,000 to $200. We will continue to pay a commitment fee for this facility in the amount of 0.425% per annum of the unused portion of the facility; however, based on our current and projected utilization of this facility, we do not expect to pay a fee in 2003. The modifications of this facility became effective on March 25, 2003. This credit facility expires on September 30, 2004.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   DEBT (Continued)

Letter of Credit

We have an outstanding letter of credit in the amount of $200 as of December 31, 2002 and 2001. This letter of credit was originally issued in December 2000 as a security deposit under a lease, which our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2004; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

Capital Lease Obligations

On January 31, 2001, we entered into two capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2002 are as follows:

2003	$105
2004	105
2005	104
2006	17
2007	-
Total minimum lease payments	331
Less: Amount representing interest	35
Present value of minimum lease payments	296
Less: Current installments under capital leases	86
Obligations under capital lease, excluding current installments	$210

(8)   STOCK OPTION PLAN

The Amended and Restated 1997 Stock Plan (the "Plan") provides for the granting of either incentive stock options or non-qualified stock options to purchase shares of our common stock and for other stock-based awards to key employees and directors responsible for our direction and management and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by our Board of Directors) and the Key Employee Plan (administered by the Compensation Committee of our Board of Directors). We have reserved 1,250,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant. The exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors. The options which have been issued under the Plan generally vest 20% one year from date of grant and 20% in each of the succeeding four years.

In connection with the merger with Temptronic, outstanding incentive and non-qualified stock options to acquire Temptronic common stock were converted into 175,686 stock options to acquire our stock at a conversion ratio of 0.925, with appropriate adjustment to the exercise price. These stock options, which are not subject to the Plan, generally vest over four to five years.

On August 16, 2002, we commenced a voluntary stock option exchange program for certain of our eligible employees and directors. Under the program, eligible employees and directors were given the right to forfeit certain outstanding stock options previously granted to them at an exercise price greater than or equal to $9.5625 per share, in exchange for the right to receive a new option to buy shares of our common stock to be granted on February 24, 2003. In total, 340,000 stock options were canceled on August 23, 2002 as a result of this program and 340,000 stock options were granted on February 24, 2003. The exchange program did not result in additional compensation charges or variable option plan accounting, as it was designed to comply with Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation. The new options had an exercise price equal to the fair market value of our common stock on the new grant date, so no compensation expense was recorded as a result of the exchange program.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   STOCK OPTION PLAN (Continued)

The fair value for stock options granted in 2002, 2001 and 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.63%	4.40%	4.99%
Dividend yield	0.00%	0.00%	0.00%
Expected common stock market price volatility factor	.89	1.01	.82
Weighted average expected life of stock options	5 years	5 years	5 years

The per share weighted average fair value of stock options issued in 2002, 2001 and 2000 was $1.92, $2.91 and $8.92, respectively.

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

The following table summarizes the stock option activity for the three years ended December 31, 2002:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2000 (202,464 exercisable)	472,955	$ 4.26
Granted	642,000	13.08
Exercised	(83,088)	2.71
Canceled	(6,865)	14.73
Options outstanding, December 31, 2000 (196,386 exercisable)	1,025,002	9.84
Granted	361,000	5.81
Exercised	(34,674)	2.91
Canceled	(329,403)	14.09
Options outstanding, December 31, 2001 (386,930 exercisable)	1,021,925	6.62
Granted	108,000	4.04
Exercised	(14,800)	2.59
Canceled	(423,050)	10.05
Options outstanding, December 31, 2002 (365,715 exercisable)	692,075	4.20

The following table summarizes information about stock options outstanding at December 31, 2002:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   STOCK OPTION PLAN (Continued)

Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Life	Weighted Average Excercise Price of Outstanding Options	Number Exercisable at December 31, 2002	Weighted Average Exercise Price of Exercisable Options

$2.99 - $3.35	280,000	8.87 years	$3.20	104,000	$3.27
$3.61 - $4.44	242,275	6.54 years	$4.00	123,975	$4.14
$6.00 - $6.75	168,800	5.44 years	$6.11	137,340	$6.03
$9.56	1,000	7.65 years	$9.56	400	$9.56
	692,075		$4.20	365,715	$4.61

(9)   COMMITMENTS AND CONTINGENCIES

Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2011. Total rental expense for the years ended December 31, 2002, 2001 and 2000 was $2,003, $2,241 and $1,696, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2002, are as follows:

2003	$1,861
2004	$1,766
2005	$1,345
2006	$1,266
2007	$1,266
Thereafter	$3,712

Contingencies

As part of a prior contractual arrangement with a former executive of a subsidiary, we have agreed to provide life insurance in the amount of $300 to this former executive until he reaches the age of sixty-five. The provision of this life insurance benefit is self-insured by us. As of December 31, 2002, this individual was sixty years old.

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided was approximately $3,003 and $3,685 at December 31, 2002 and 2001, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

Total income tax expense (benefit) was allocated as follows:

	Years Ended December 31,
	2002	2001	2000
Income (loss) from operations	$(1,380)	$(2,809)	$5,200
Stockholders' equity, for tax benefit derived from exercise and sale of stock option shares	(21)	(22)	(454)
	$(1,401)	$(2,831)	$4,746

Earnings (loss) before income taxes were as follows:

	Years Ended December 31,
	2002	2001	2000
Domestic	$(1,076)	$(13,618)	$ 8,511
Foreign	(587)	(520)	3,068
	$(1,663)	$(14,138)	$11,579

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2002	2001	2000
Current
Domestic -- Federal	$(1,583)	$(2,585)	$3,922
Domestic -- state	(310)	(69)	165
Foreign	(27)	(83)	989
	(1,920)	(2,737)	5,076
Deferred:
Domestic -- Federal	587	(143)	(171)
Domestic -- state	(47)	71	295
	540	(72)	124
Income tax expense (benefit)	$(1,380)	$(2,809)	$5,200

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2002 and 2001:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

	December 31,
	2002	2001
Deferred tax assets:
Inventories	$ 568	$ 949
Net operating loss and credit carryforward	287	90
Accrued warranty	202	171
Accrued vacation pay	165	180
Allowance for doubtful accounts	47	47
Accrued bonuses	14	141
Property and equipment	9	56
Stock compensation	-	62
Other	8	66
	1,300	1,762
Valuation allowance	(218)	(178)
Deferred tax assets	1,082	1,584
Deferred tax liabilities:
Accrued royalty income	(53)	(15)
Deferred tax liabilities	(53)	(15)

Net deferred tax asset	$1,029	$1,569

The valuation allowance for deferred tax assets as of the beginning of 2002 and 2001 was $178 and $90, respectively. The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $40 and $88, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2009. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will realize the benefit of the deferred tax asset, net of the valuation allowance, at December 31, 2002. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

An analysis of the effective tax rate for the years ended December 31, 2002, 2001 and 2000 and a reconciliation from the expected statutory rate of 34%, 34% and 35%, respectively, are as follows:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

	Years Ended December 31,
	2002	2001	2000
Expected income tax provision at U.S. statutory rate	$ (565)	$(4,807)	$4,053
State taxes, net of Federal benefit	(236)	1	299
Increase (decrease) in tax from:
Federal credits	(661)	-	-
Foreign income tax rate differences	172	92	(85)
Change in valuation allowance related to Federal	90	-	-
EIE exclusion	(189)	-	-
Non-deductible merger-related costs	-	-	815
Liquidation of life insurance policies	-	-	83
Non-deductible goodwill and other permanent differences	19	1,913	69
Other	(10)	(8)	(34)
Income tax expense (benefit)	$(1,380)	$(2,809)	$5,200

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age are eligible to participate in the plan. During the third quarter of 2002, the first quarter of 2001 and the full year ended December 31, 2000, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Effective April 1, 2001, the 401(k) plan matching contributions were temporarily suspended due to our cost containment efforts. Contributions began again on July 1, 2002 but were suspended effective October 1, 2002, also due to cost containment efforts. Future matching contributions are discretionary. Employer contributions vest over a six-year period. We contributed $83, $77 and $299 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, which was merged into the plan for inTEST Corporation and inTEST Sunnyvale Corp. employees effective September 1, 2002. All permanent employees who were at least 21 years of age were eligible to participate in the standalone plan. In addition, Temptronic could make discretionary matching contributions determined annually by Temptronic of up to 6% of the employees' annual compensation. Effective October 1, 2001, the 401(k) plan matching contributions to this plan were temporarily suspended due to our cost containment efforts. Employer contributions vested over a seven-year period. Temptronic contributed $0, $176 and $74 to the plan for the years ended December 31, 2002, 2001 and 2000, respectively. The merged plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. The eligibility and vesting provisions of the merged plan have been conformed to those of the plan for inTEST Corporation and inTEST Sunnyvale Corp. employees.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic EPP (discussed below), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the 401(k) plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. This profit sharing contribution will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated, and the vesting provisions for these contributions will be the same as those of the merged 401(k) plan. All such profit sharing contributions are at the discretion of management.  No such profit sharing contributions were made during 2002 or 2001 due to our cost containment efforts.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  EMPLOYEE BENEFIT PLANS (Continued)

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

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to Temptronic in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to Temptronic was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid in capital. During the first quarter of 2002, we received favorable determination from the Internal Revenue Service with respect to the termination of the EPP. During the second quarter of 2002, we began distribution of the allocated shares to plan participants. During this process, we determined that an additional 334 shares were needed to be returned to the EPP in order to finalize the distribution to all of the participants. These shares, which had a value of approximately $2, were issued from the treasury shares and returned to the EPP for distribution to participants during the second quarter of 2002. In addition, at July 2, 2001, the EPP had approximately $22 of cash which we expected to receive as partial settlement of the remaining principal of the note. Under the terms of the EPP, however, this amount was considered allocated to participants and has therefore been included in the distribution to plan participants. The distribution of the allocated shares and cash was completed during the third quarter of 2002.

(12)  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2002	2001
Accrued compensation	$ 988	$ 958
Accrued warranty costs	558	451
Accrued commissions	390	306
Accrued rent	166	99
Accrued professional fees	150	145
Other	173	141

	$2,425	$2,100

(13)  RELATED PARTY TRANSACTIONS

We paid consulting fees which totaled $58, $94 and $59 during the years ended December 31, 2002, 2001 and 2000, respectively, to one individual who is a member of our Board of Directors. We paid consulting fees to one individual who is one of our executive officers (prior to his employment as an executive officer) totaling $44 in 2001.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $51, $85 and $113 during the years ended December 31, 2002, 2001 and 2000, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  RELATED PARTY TRANSACTIONS (Continued)

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd and its subsidiaries. As of December 31, 2002, a wholly-owned subsidiary of Hakuto Co. Ltd., Hakuto America Holdings, Inc., owned 647,500 shares of our outstanding stock. During the years ended December 31, 2002, 2001 and 2000, Temptronic sold product at market prices totaling approximately $1,920, $2,674 and $1,469, respectively, to Hakuto Co. Ltd and its subsidiaries. At December 31, 2002 and 2001, accounts receivable from Hakuto Co. Ltd. and its subsidiaries amounted to approximately $14 and $182, respectively.

(14)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which could have a material effect on our business, our financial position or our results of operations.

On December 15, 2000, we had filed a complaint in the U.S. District Court for the District of Delaware against Credence Systems Corporation claiming infringement of our U.S. patent number 4,589,815 and seeking damages and injunctive relief. On March 14, 2003, we reached an agreement with Credence to settle and dismiss the suit. The agreement calls for a cash payment to be made to us within several weeks of the settlement and establishes non-exclusive, fully paid cross-licensing agreements on certain patents. In addition, Credence has agreed to utilize our manipulators with its ASL 3000 family of test systems.

(15)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2002. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/02	6/30/02	9/30/02	12/31/02	Total
Net revenues	$ 6,968	$12,963	$14,976	$12,220	$47,127
Gross margin	1,934	5,387	6,403	4,515	18,239
Earnings (loss) before income taxes	(1,776)	526	830	(1,243)	(1,663)
Income tax expense (benefit)	(685)	(406)	254	(543)	(1,380)
Net earnings (loss)	(1,091)	932	576	(700)	(283)

Net earnings (loss) per common share - basic	$(0.13)	$0.11	$0.07	$(0.08)	$(0.03)
Weighted average common shares outstanding - basic	8,309,223	8,311,709	8,323,874	8,324,357	8,317,350

Net earnings (loss) per common share - diluted	$(0.13)	$0.11	$0.07	$(0.08)	$(0.03)
Weighted average common shares and common share equivalents outstanding - diluted	8,309,223	8,575,749	8,399,855	8,324,357	8,317,350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/01	6/30/01	9/30/01	12/31/01	Total
Net revenues	$20,105	$16,675	$ 7,428	$ 7,419	$51,627
Gross margin	7,963	5,532	(1,747)	963	12,711
Earnings (loss) before income taxes	1,441	42	(12,184)	(3,437)	(14,138)
Income tax expense (benefit)	583	78	(2,360)	(1,110)	(2,809)
Net earnings (loss)	858	(36)	(9,824)	(2,327)	(11,329)

Net earnings (loss) per common share - basic	$0.10	$0.00	$(1.19)	$(0.28)	$(1.37)
Weighted average common shares outstanding - basic	8,252,139	8,265,932	8,289,634	8,308,982	8,279,356

Net earnings (loss) per common share - diluted	$0.10	$0.00	$(1.19)	$(0.28)	$(1.37)
Weighted average common shares and common share equivalents outstanding - diluted	8,411,240	8,265,932	8,289,634	8,308,982	8,279,356

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2000
Allowance for doubtful accounts	$ 239	$ 31	$ (29)	$ 241
Warranty reserve	228	1,102	(963)	367

Year Ended December 31, 2001
Allowance for doubtful accounts	241	(104)	(12)	125
Warranty reserve	367	1,044	(960)	451

Year Ended December 31, 2002
Allowance for doubtful accounts	125	(1)	6	130
Warranty reserve	451	1,070	(963)	558