Form 10-Q
period 2003-03-31
INTEST CORP
filed 2003-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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
YES  X      NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2003:

8,324,357

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	1
	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	2
	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2003 and 2002 (unaudited)	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18 - 19

Signatures		19
Certifications		20 - 21
Index to Exhibits		22

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                      2003        2002
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 7,132    $ 8,145
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $130 and $130, respectively                   6,401      6,584
  Inventories                                                          6,667      7,002
  Deferred tax assets                                                    863        863
  Refundable domestic and foreign income taxes                         2,110      2,110
  Other current assets                                                   395        487
     Total current assets                                             23,568     25,191

Property and equipment:
  Machinery and equipment                                              9,396      9,007
  Leasehold improvements                                               2,472      2,480
                                                                      11,868     11,487
  Less: accumulated depreciation                                      (7,019)    (6,596)

     Net property and equipment                                        4,849      4,891

Deferred tax assets                                                      774        166
Other assets                                                             696        691
Goodwill                                                               1,243      1,243
Intangible assets, net of accumulated amortization of
  $10 and $-0-, respectively                                             390        400

     Total assets                                                    $31,520    $32,582
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,576    $ 2,388
  Accrued expenses                                                     2,373      2,425
  Domestic and foreign income taxes payable                              123        116
  Capital lease obligations                                               86         86
     Total current liabilities                                         5,158      5,015
Capital lease obligations, net of current portion                        189        210

     Total liabilities                                                 5,347      5,225

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,700,005 shares issued                                              87         87
  Additional paid-in capital                                          21,816     21,816
  Retained earnings                                                    6,701      7,844
  Accumulated other comprehensive loss                                  (109)       (68)
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       26,173     27,357

     Total liabilities and stockholders' equity                      $31,520    $32,582
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           Mar. 31,
                                                                      ------------------
                                                                        2003      2002
                                                                      --------  --------

Net revenues                                                          $ 9,189    $ 6,968
Cost of revenues                                                        6,200      5,034
                                                                      -------    -------
      Gross margin                                                      2,989      1,934
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      1,978      1,461
   Engineering and product development expense                          1,480      1,188
   General and administrative expense                                   1,320      1,104
                                                                      -------    -------
      Total operating expenses                                          4,778      3,753
                                                                      -------    -------
Operating loss                                                         (1,789)    (1,819)
                                                                      -------    -------

Other income (expense):
   Interest income                                                         20         28
   Interest expense                                                        (5)        (6)
   Other                                                                   20         21
                                                                      -------    -------
      Total other income                                                   35         43
                                                                      -------    -------

Loss before income tax benefit                                         (1,754)    (1,776)
Income tax benefit                                                       (611)      (685)
                                                                      -------    -------

      Net loss                                                        $(1,143)   $(1,091)
                                                                      =======    =======

Net loss per common share - basic and diluted                          $(0.14)    $(0.13)

Weighted average common shares outstanding - basic and diluted      8,324,357  8,309,223

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    Mar. 31,
                                                               ------------------
                                                                2003       2002
                                                               -------    -------

Net loss                                                       $(1,143)   $(1,091)

Foreign currency translation adjustments                           (41)       (67)
                                                               -------    -------

Comprehensive loss                                             $(1,184)   $(1,158)
                                                               =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited except Balance, December 31, 2002)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings      Loss          Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2002        8,700,005   $  87    $21,816    $ 7,844      $ (68)      $(2,322)      $27,357

Net loss                                  -       -          -     (1,143)         -             -        (1,143)

Other comprehensive loss                  -       -          -          -        (41)            -           (41)
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, March 31, 2003           8,700,005   $  87    $21,816    $ 6,701      $(109)      $(2,322)      $26,173
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                            Mar. 31,
                                                                       ------------------
                                                                         2003       2002
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(1,143)   $(1,091)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                          494        465
    Deferred taxes                                                        (611)         -
    Foreign exchange loss                                                   12          2
    Deferred compensation relating to stock options                          -         10
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  146        276
      Inventories                                                          347        157
      Proceeds from sale of demonstration equipment,
       net of gain                                                           -         49
      Refundable domestic and foreign income taxes                           -       (713)
      Other current assets                                                  93        121
      Accounts payable                                                     189       (228)
      Domestic and foreign income taxes payable                              3         25
      Accrued expenses                                                     (53)       204
                                                                       -------    -------
Net cash used in operating activities                                     (523)      (723)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (452)       (86)
  Other assets                                                              (2)         1
                                                                       -------    -------
Net cash used in investing activities                                     (454)       (85)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (21)       (21)
                                                                       -------    -------
Net cash used in financing activities                                      (21)       (21)
                                                                       -------    -------
Effects of exchange rates on cash                                          (15)       (31)
                                                                       -------    -------
Net cash used in all activities                                         (1,013)      (860)
Cash and cash equivalents at beginning of period                         8,145      7,281
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 7,132    $ 6,421
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments made for:
  Domestic and foreign income taxes                                    $     -    $    44
  Interest                                                                   5          7

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2003 and for the three months ended
March 31, 2003 and 2002 is unaudited)
(In thousands, except for share and per share data)

(1)  NATURE OF OPERATIONS

We are a leading independent designer, manufacturer and marketer of positioner and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S., the U.K., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, inventory obsolescence write-downs, deferred income tax valuation allowances and warranty reserves, are particularly impacted by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K filed on March 31, 2003.

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result, we may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the three months ended March 31, 2003 and 2002 was $276 and $157, respectively.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2003:
Balance as of December 31, 2002	$ 558
Payments made under product warranty	(386)
Accruals for product warranties issued	276
Balance as of March 31, 2003	$ 448

Stock-Based Compensation

At March 31, 2003, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to our merger with Temptronic Corporation ("Temptronic") in March 2000, Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost is amortized to expense as the options vest. Total compensation cost recognized for the three months ended March 31, 2003 and 2002 was $0 and $10, respectively.

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002
Net loss, as reported	$(1,143)	$(1,091)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(324)	(183)
Pro forma net loss	$(1,467)	$(1,264)
Net loss per share:
Basic and diluted - as reported	$(0.14)	$(0.13)
Basic and diluted - pro forma	$(0.18)	$(0.15)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No 142, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. At both March 31, 2003 and December 31, 2002, goodwill was $1,243 and relates to the positioner/docking hardware segment. In addition, at March 31, 2003 and December 31, 2002, we had definite life intangibles totaling $390 and $400, respectively. These definite life intangibles are the result of our acquisition of Intelogic Technologies GmbH in October 2002, and they relate to the positioner/docking hardware segment. They are being amortized over a ten year period. Amortization expense for the quarter ended March 31, 2003 was $10.

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

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have an effect on our results of operations, financial condition or long-term liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods, as required. We have determined that we will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

(3)  SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intelogic Technologies GmbH (Germany) which we acquired in October 2002. Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, that are manufactured by our other segments or by third parties. The temperature management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line. We allow customers to place orders for any product we manufacture from any one of our operations worldwide. As a result, the net revenues reported for each segment represent the actual invoiced sales which were made by that segment and may include sales of products manufactured by one or more of the other segments.

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
	Three Months Ended March 31,
	2003	2002
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$4,566	$2,866
Temperature Management	3,451	3,350
Tester Interface	2,190	986
Intersegment sales	(1,018)	(234)
	$9,189	$6,968
Intersegment sales:
Positioner/Docking Hardware	$ 1	$ -
Temperature Management	323	120
Tester Interface	694	114
	$1,018	$234
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$(1,309)	$ (797)
Temperature Management	(494)	(613)
Tester Interface	49	(366)
	$(1,754)	$(1,776)
Net earnings (loss):
Positioner/Docking Hardware	$ (837)	$ (412)
Temperature Management	(337)	(428)
Tester Interface	31	(251)
	$(1,143)	$(1,091)

	Mar. 31, 2003	Dec. 31, 2002
Identifiable assets:
Positioner/Docking Hardware	$18,553	$17,916
Temperature Management	9,632	10,179
Tester Interface	3,335	4,487
	$31,520	$32,582

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2003	2002
Net revenues from unaffiliated customers:
U.S.	$6,548	$5,926
Europe	816	582
Asia-Pacific	1,825	460
	$9,189	$6,968

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Mar. 31, 2003	Dec. 31, 2002
Long-lived assets:
U.S.	$4,113	$4,092
Europe	585	631
Asia-Pacific	151	168
	$4,849	$4,891

(4)  LEGAL PROCEEDINGS

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our Annual Report on Form 10-K for the period ended December 31, 2002 (our "2002 Form 10-K"), our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly evidenced during the recent downward cycle that began during the fourth quarter of 2000.

The current downward cycle has not been constant quarter to quarter, as we have experienced some reversals, such as during the second and third quarters of 2002. However, this trend reversed itself during the fourth quarter of 2002, when our consolidated net revenues declined to $12.2 million, a decrease of $2.8 million or 18% as compared to the third quarter of 2002. In the first quarter of 2003, we again experienced a further decline in our net revenues of $3.0 million or 25% as net revenues for the quarter fell to $9.2 million.

These declines are not considered by many in the industry to be the beginning of another downturn but instead represent the continuation of the downturn which began in late 2000. The current industry consensus is that the two quarters of revenue growth during 2002 may have represented a correction of the significant under-spending that occurred in 2001 and not the beginning of the next up cycle.

This view is supported by the decline in our consolidated quarterly net new orders booked ("bookings") in the third and fourth quarters of 2002 and the first quarter of 2003. While bookings of $47.2 million for 2002 increased $4.6 million or 11% over 2001, bookings for the third quarter of 2002 declined 6% from the second quarter and bookings for the fourth quarter of 2002 declined 40% from the third quarter. This trend continued during the first quarter of 2003 when bookings declined 9% from the fourth quarter of 2002.

We have experienced increased order activity during the month of April 2003 that suggests our bookings for the second quarter of 2003 will increase over the level of the first quarter. However, given the challenging market conditions that remain, we cannot be certain that this positive trend will continue, or that it signals that we are coming to the end of the current downturn.

Cost Containment Initiatives

As discussed in our 2002 Form 10-K, in response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. With the increases that we experienced in both bookings and net revenues during the first half of 2002, we re-evaluated each of our facilities based upon its then current and projected operations and profitability, and employee compensation and benefits were restored where it was deemed appropriate. However, when we began experiencing declines in our bookings during the third quarter of 2002, as well as customer order delays, both of which resulted in the reduced net revenues during the fourth quarter, we again temporarily eliminated employee benefits and instituted additional expense controls in certain facilities.

Given the sequential declines in our bookings and net revenues for the first quarter of 2003, and the general uncertainty in the industry regarding when the current downturn will end, we are continuing to monitor our costs and cash balances closely. Should the positive trend we have seen in our bookings during April 2003 reverse itself and the current downturn in the industry be further prolonged, we are prepared to take additional steps to reduce operating losses and preserve cash.

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

Customer Mix

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Since 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufactures the largest and most expensive components of the ATE system. Our OEM sales as a percentage of net revenues for the years ended December 31, 2002 and 2001 were 44% and 45%, respectively. For the quarters ended March 31, 2003 and 2002, our OEM sales as a percentage of net revenues were 37% and 31%, respectively. We anticipate that OEM sales as a percentage of net revenues will generally range from 35% to 55% in future periods.

The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

Please refer to the section entitled "Risks That Could Affect Future Results" below, and to our 2002 Form 10-K, for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

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

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Net Revenues. Net revenues were $9.2 million for the quarter ended March 31, 2003 compared to $7.0 million for the same period in 2002, an increase of $2.2 million or 32%. We believe that the increase in net revenues over the comparable prior period reflects the continued cyclical downturn in demand for ATE that started late in 2000 and continued throughout 2001 and 2002. As discussed above, this downturn has not been constant quarter after quarter, and we have experienced some sequential quarterly increases during this period. Thus, although our net revenues for the quarter ended March 31, 2003 increased as compared to the same period in 2002, our net revenues for the quarter ended March 31, 2003 declined compared to the fourth quarter of 2002.

While net revenues increased over the comparable prior period for our positioner/docking hardware and tester interface product segments by 59% and 72%, respectively, the net revenues of our temperature management product segment declined 3% over the comparable prior period. We believe that this relatively insignificant change for our temperature management product segment reflects the fact that demand for certain products of this segment that are used in the research and product development projects of semiconductor manufacturers is less dependent upon the demand for semiconductors and, so, is less subject to the shifts in demand that our other segments have experienced.

Gross Margin. Gross margin increased to 33% for the quarter ended March 31, 2003 from 28% for the comparable period in 2002. The increase in gross margin is primarily the result of our fixed operating costs being more fully absorbed over the higher net revenue levels in the first quarter of 2003.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $2.0 million for the quarter ended March 31, 2003 compared to $1.5 million for the same period in 2002, an increase of $517,000 or 35%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. To a lesser extent, we attribute the increase to higher expenditures for warranty, commission and travel. The increases in warranty and commission expense are the result of the higher sales levels. The increase in travel expense reflects the fact that, as part of our cost containment program, we significantly reduced the level of travel in all departments until we began to see an increase in our business in the second half of 2002.

Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the quarter ended March 31, 2003 compared to $1.2 million for the same period in 2002, an increase of $292,000 or 25%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. To a lesser extent, we attribute the increase to higher expenditures for product development materials and third-party consultants.

General and Administrative Expense. General and administrative expense was $1.3 million for the quarter ended March 31, 2003, compared to $1.1 million for the same period in 2002, an increase of $216,000 or 20%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts and, to a lesser extent, to increased expenditures for data processing services. These increases were partly offset by a decrease in legal fees which resulted from the receipt of a cash payment related to the settlement of patent infringement litigation.

Other Income. Other income was $35,000 for the quarter ended March 31, 2003 compared to $43,000 for the same period in 2002, a decrease of $8,000 or 19%. The decline is primarily the result of a reduction in interest income resulting from lower interest rates.

Income Tax Benefit. Income tax benefit was $611,000 for the quarter ended March 31, 2003, compared to $685,000 for the same period in 2002. Our effective tax rate for the first quarter of 2003 was 35% compared to 39% for the comparable period in 2002. The decrease in the effective tax rate is primarily the result of recording a valuation allowance against certain state tax benefits in 2003. This valuation allowance was recorded as we believe it is more likely than not that we will not be able to utilize these benefits during the applicable carryforward periods.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2003 was $523,000. Accounts receivable decreased $146,000 from December 31, 2002 to March 31, 2003 primarily due to decreased sales volume in the first quarter of 2003 as compared to the prior quarter. Inventories decreased $347,000 primarily as a result of shipments of previously ordered materials in excess of purchases of new materials during the quarter. Deferred tax assets increased $611,000, primarily as the result of recording income tax benefits on the operating loss for the quarter. Other current assets decreased $93,000 primarily as a result of a decrease in prepaid expenses.

Accounts payable increased $189,000 primarily due to timing of payments. Accrued expenses decreased $53,000 primarily as a result of decreases in accruals for professional services and warranty. This decrease was partly offset by an increase in salary and benefits related accruals.

Purchases of property and equipment were $452,000 for the three months ended March 31, 2003, which consisted of $220,000 primarily for demonstration equipment for our Temptronic facility, $160,000 primarily for computer hardware and software related to the implementation of a new operations and accounting system for our Cherry Hill facility and $42,000 primarily for demonstration equipment for our Sunnyvale facility. The remaining purchases of approximately $30,000 were for equipment for our foreign subsidiaries.

Net cash used in financing activities for the three months ended March 31, 2003 was $21,000, which represented payments under capital lease obligations.

As of March 31, 2003, we have a secured credit facility which provides for maximum borrowings of $200,000. Currently we have not utilized this facility to borrow any funds. The only usage consists of the issuance of a letter of credit in the face amount of $200,000. We pay a quarterly commitment fee of 0.425% per annum on the unused portion of the facility; however,

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

based upon current projected usage, we do not expect to pay a fee in 2003. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2004.

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

New Accounting Pronouncements

On January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No 142, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. At both March 31, 2003 and December 31, 2002, goodwill was $1,243 and relates to the positioner/docking hardware segment. In addition, at March 31, 2003 and December 31, 2002 we had definite life intangibles totaling $390 and $400, respectively. These definite life intangibles are the result of our acquisition of Intelogic Technologies GmbH in October 2002, and they relate to the positioner/docking hardware segment. They are being amortized over a ten year period. Amortization expense for the quarter ended March 31, 2003 was $10.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included in Note 2 to our Consolidated Financial Statements under "Product Warranties."

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have an effect on our results of operations, financial condition or long-term liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods, as required. We have determined that we will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

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

possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2003, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2002 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 29% and 15% of consolidated net revenues for the quarters ended March 31, 2003 and 2002, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, the uncertainty and potential adverse impact that Severe Acute Respiratory Syndrome (SARS) may have on demand for and production of semiconductors, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 9% and 12% of consolidated net revenues for the quarters ended March 31, 2003 and 2002, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 20% and 7% of consolidated net revenues for the quarters ended March 31, 2003 and 2002, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry, the continuing downturn in the semiconductor and ATE industries and the uncertainty regarding the timing of a reversal of this cycle; the uncertainty and potential adverse impact that Severe Acute Respiratory Syndrome (SARS) may have on demand for and production of semiconductors; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission, including our 2002 Form 10-K.

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our U.K. operation, approximately 50% to 70% of our sales are in U.S. dollars and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. In our Japanese operation, our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the British pound, the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. Periodically, we use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis as needed in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2003, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of March 31, 2003, we had cash and cash equivalents of $7.1 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points per annum, our interest income for the quarter ended March 31, 2003 would have decreased by less than $20,000. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment by 100 basis points per annum. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4 of our Quarterly Report contains information concerning the evaluation of our disclosure controls and procedures that is referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

inTEST CORPORATION

Item 6.  Exhibits and Reports on Form 8-K (Continued)

(b)  Reports on Form 8-K

On March 20, 2003, we filed a Current Report on Form 8-K providing information responsive to the requirements of Items 5 and 7 of that form regarding our financial results for the year ended December 31, 2002 and the commencement of a supply agreement with Credence Systems Corporation.

On April 30, 2003, we filed a Current Report on Form 8-K providing information responsive to the requirements of Item 5, 7 and 12 of that form regarding our financial results and conference call for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	May 15, 2003	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 15, 2003	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

          5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6.    The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

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

          5.    The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the Audit Committee of Registrant's Board of Directors:

                (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6.    The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 15, 2003

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