Form 10-Q
period 2003-06-30
INTEST CORP
filed 2003-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2003:

8,325,607

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited)	2
	Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2003 and 2002 (unaudited)	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20
Index to Exhibits		21

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                      2003        2002
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 7,560    $ 8,145
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $131 and $130, respectively                   6,299      6,584
  Inventories                                                          6,150      7,002
  Deferred tax assets                                                    863        863
  Refundable domestic income taxes                                     1,902      1,927
  Other current assets                                                   397        487
     Total current assets                                             23,171     25,008

Property and equipment:
  Machinery and equipment                                              9,624      9,007
  Leasehold improvements                                               2,488      2,480
                                                                      12,112     11,487
  Less: accumulated depreciation                                      (7,494)    (6,596)

     Net property and equipment                                        4,618      4,891

Deferred tax assets                                                    1,159        349
Other assets                                                             694        691
Goodwill                                                               1,243      1,243
Intangible assets, net of accumulated amortization of
  $20 and $-0-, respectively                                             380        400

     Total assets                                                    $31,265    $32,582
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,720    $ 2,388
  Accrued expenses                                                     2,460      2,425
  Foreign income taxes payable                                           176        116
  Capital lease obligations                                               86         86
     Total current liabilities                                         5,442      5,015
Capital lease obligations, net of current portion                        167        210

     Total liabilities                                                 5,609      5,225

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,701,255 and, 8,700,005 shares issued, respectively                 87         87
  Additional paid-in capital                                          21,820     21,816
  Retained earnings                                                    6,058      7,844
  Accumulated other comprehensive earnings (loss)                         13        (68)
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       25,656     27,357
     Total liabilities and stockholders' equity                      $31,265    $32,582
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excepts share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2003      2002        2003      2002
                                               --------  --------    --------  --------
Net revenues                                   $11,269    $12,963    $20,458    $19,931
Cost of revenues                                 6,800      7,576     13,000     12,610
                                               -------    -------    -------    -------
      Gross margin                               4,469      5,387      7,458      7,321
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,280      2,114      4,258      3,575
   Engineering and product development
     expense                                     1,468      1,313      2,948      2,501
   General and administrative expense            1,528      1,483      2,848      2,587
                                               -------    -------    -------    -------
      Total operating expenses                   5,276      4,910     10,054      8,663
                                               -------    -------    -------    -------
Operating income (loss)                           (807)       477     (2,596)    (1,342)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  19         26         39         54
   Interest expense                                 (5)       (12)       (10)       (18)
   Other                                            48         35         68         56
                                               -------    -------    -------    -------
      Total other income                            62         49         97         92
                                               -------    -------    -------    -------
Earnings (loss) before income taxes               (745)       526     (2,499)    (1,250)
Income tax benefit                                (102)      (406)      (713)    (1,091)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $  (643)   $   932    $(1,786)   $  (159)
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                  $(0.08)     $0.11     $(0.22)    $(0.02)

Weighted average common shares
 outstanding-basic                           8,324,645  8,311,709  8,324,502  8,310,473

Net earnings (loss) per common
 share - diluted                                $(0.08)     $0.11     $(0.22)    $(0.02)

Weighted average common and common
 share equivalents outstanding-diluted       8,324,645  8,575,749  8,324,502  8,310,473

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                               ------------------    ------------------
                                                 2003      2002        2003      2002
                                               -------    -------    -------    -------

Net earnings (loss)                            $ (643)    $  932     $(1,786)    $ (159)

Foreign currency translation adjustments          122        306          81        239
                                               ------     ------     -------     ------

Comprehensive earnings (loss)                  $ (521)    $1,238     $(1,705)    $   80
                                               ======     ======     =======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited except Balance, December 31, 2002)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings  Earnings(Loss)    Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2002        8,700,005   $  87    $21,816    $ 7,844      $ (68)      $(2,322)      $27,357

Net loss                                  -       -          -     (1,786)         -             -        (1,786)

Other comprehensive earnings              -       -          -          -         81             -            81

Stock options exercised               1,250       -          4          -          -             -             4
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, June 30, 2003            8,701,255   $  87    $21,820    $ 6,058      $  13       $(2,322)      $25,656
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2003       2002
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(1,786)   $  (159)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization                                          991        927
    Deferred taxes                                                        (807)       (29)
    Foreign exchange loss                                                    6          4
    Deferred compensation relating to stock options                          -         16
    Loss on disposal of fixed assets                                         -          7
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  266     (3,124)
      Inventories                                                          893        352
      Proceeds from sale of demonstration equipment, net of gain            43         50
      Refundable domestic income taxes                                      25      1,241
      Other current assets                                                  97        220
      Accounts payable                                                     339      1,069
      Foreign income taxes payable                                          47       (172)
      Accrued expenses                                                      29        238
      Other assets                                                          (4)        (1)
                                                                       -------    -------
Net cash provided by operating activities                                  139        639
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (723)      (298)
                                                                       -------    -------
Net cash used in investing activities                                     (723)      (298)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (43)       (40)
  Proceeds from stock options exercised                                      4         38
  Other                                                                      -        (22)
                                                                       -------    -------
Net cash used in financing activities                                      (39)       (24)
                                                                       -------    -------
Effects of exchange rates on cash                                           38        124
                                                                       -------    -------
Net cash provided by (used in) all activities                             (585)       441
Cash and cash equivalents at beginning of period                         8,145      7,281
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 7,560    $ 7,722
                                                                       =======    =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $     7    $(2,078)
  Interest                                                                  10         18

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2003 and for the six months ended
June 30, 2003 and 2002 is unaudited)
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

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Net Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed in a manner consistent with that of basic earnings (loss) per common share except that weighted average shares outstanding are increased to include common share equivalents. Common share equivalents represent stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the six months ended June 30, 2003 and 2002 was $513 and $361, respectively.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2003:
Balance as of December 31, 2002	$ 558
Payments made under product warranty	(625)
Accruals for product warranties issued	513
Balance as of June 30, 2003	$ 446

Stock-Based Compensation

At June 30, 2003, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to our merger with Temptronic Corporation ("Temptronic") in March 2000, Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost was amortized to expense as the options vested. Total compensation cost recognized for the quarters ended June 30, 2003 and 2002 was $0 and $6, respectively. Total compensation cost recognized for the six months ended June 30, 2003 and 2002 was $0 and $16, respectively.

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$(643)	$932	$(1,786)	$(159)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	4	-	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(140)	(207)	(605)	(470)
Pro forma net earnings (loss)	$(783)	$729	$(2,391)	$(619)
Net earnings (loss) per share:
Basic - as reported	$(0.08)	$0.11	$(0.22)	$(0.02)
Basic - pro forma	$(0.09)	$0.09	$(0.29)	$(0.07)
Diluted - as reported	$(0.08)	$0.11	$(0.22)	$(0.02)
Diluted - pro forma	$(0.09)	$0.08	$(0.29)	$(0.07)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included above under "Product Warranties."

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods, as required. We have not yet determined if we will make the voluntary change to the fair value based method of accounting for stock-based employee compensation at this time.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$ 5,588	$ 6,167	$10,154	$ 9,033
Temperature Management	4,568	4,951	8,019	8,301
Tester Interface	1,982	2,248	4,172	3,234
Intersegment sales	(869)	(403)	(1,887)	(637)
	$11,269	$12,963	$20,458	$19,931
Intersegment sales:
Positioner/Docking Hardware	$ 4	$ 1	$ 5	$ 1
Temperature Management	395	88	718	208
Tester Interface	470	314	1,164	428
	$869	$403	$1,887	$637
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$(778)	$ 40	$(2,087)	$ (757)
Temperature Management	100	49	(394)	(564)
Tester Interface	(67)	437	(18)	71
	$(745)	$526	$(2,499)	$(1,250)
Net earnings (loss):
Positioner/Docking Hardware	$(625)	$300	$(1,462)	$(112)
Temperature Management	29	201	(308)	(227)
Tester Interface	(47)	431	(16)	180
	$(643)	$932	$(1,786)	$(159)
Identifiable assets:			June 30, 2003	Dec. 31, 2002
Positioner/Docking Hardware			$17,712	$17,916
Temperature Management			10,014	10,179
Tester Interface			3,539	4,487
			$31,265	$32,582

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net revenues from unaffiliated customers:
U.S.	$ 8,663	$11,567	$15,211	$17,493
Europe	1,203	790	2,019	1,372
Asia-Pacific	1,403	606	3,228	1,066
	$11,269	$12,963	$20,458	$19,931
Long-lived assets:			June 30, 2003	Dec. 31, 2002
U.S.			$3,932	$4,092
Europe			554	631
Asia-Pacific			132	168
			$4,618	$4,891

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

The most recent downward cycle has not been constant quarter to quarter, as we have experienced some quarters of sequential growth in revenues, such as during the second and third quarters of 2002 and the second quarter of 2003. The decline in revenues that began in the fourth quarter of 2002, is not considered by many in the industry to be the beginning of another downturn, but instead is considered to be the continuation of the downturn which began in late 2000. The current industry consensus is that the two quarters of revenue growth during mid-2002 may have represented a correction of the significant under-spending that occurred in 2001 and not the beginning of the next up cycle. Recently, the industry consensus is that the bottom of the downturn was reached during the first quarter of 2003 and that the industry will sustain moderate quarter over quarter growth in new orders booked ("bookings") and net revenues throughout the second half of 2003. ATE utilization rates, considered by management and others in the industry to be a strong indicator of future ATE sales, have been steadily increasing throughout the first half of 2003, and management believes that, should current trends continue, increased spending on ATE may be anticipated in the second half of 2003.

This view is supported by the growth in our consolidated quarterly bookings in the second quarter of 2003, which increased to $12.6 million from $7.7 million in the first quarter of 2003. While management believes that the increased ATE utilization rates, as well as other performance metrics such as increased IC unit production, suggest that we should have future quarterly growth in bookings and net revenues, we cannot be certain that these current indications will continue, or that they signal that we are coming to the end of the current downturn.

Cost Containment Initiatives

As discussed in our 2002 Form 10-K, in response to the severe downturn, we implemented significant cost containment initiatives during 2001 to reduce operating losses and preserve cash. With the increases that we experienced in both bookings and net revenues during the first half of 2002, we re-evaluated each of our facilities based upon its then current and projected operations and profitability, and employee compensation and benefits were restored where it was deemed appropriate. However, when we began experiencing declines in our bookings during the third quarter of 2002, as well as customer order delays, both of which resulted in the reduced net revenues during the fourth quarter of 2002, we again temporarily eliminated employee benefits and instituted additional expense controls in certain facilities.

Given the continuing uncertainty in the industry regarding whether the current downturn has ended, we are continuing to monitor our costs and cash balances closely. Should the positive trend we have seen in our bookings during the second quarter of 2003 reverse and the current downturn in the industry be further prolonged, we are prepared to take additional steps to reduce operating losses and preserve cash.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Customer Mix

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Since 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufactures the largest and most expensive components of the ATE system. Our OEM sales as a percentage of net revenues for the years ended December 31, 2002 and 2001 were 44% and 45%, respectively. For the six months ended June 30, 2003 and 2002, our OEM sales as a percentage of net revenues were 37% and 41%, respectively. We anticipate that OEM sales as a percentage of net revenues will generally range from 35% to 55% in future periods.

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

Other

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

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Net Revenues. Net revenues were $11.3 million for the quarter ended June 30, 2003 compared to $13.0 million for the same period in 2002, a decrease of $1.7 million or 13%. We believe that the decrease in net revenues over the comparable prior period reflects the continued cyclical downturn in demand for ATE that started late in 2000. As discussed above, this downturn has not been constant quarter after quarter, and we have experienced some sequential quarterly increases during this period. Thus, although our net revenues for the quarter ended June 30, 2003 decreased as compared to the same period in 2002, our net revenues for the quarter ended June 30, 2003 increased $2.1 million or 23% compared to the first quarter of 2003.

Gross Margin. Gross margin decreased to 40% for the quarter ended June 30, 2003 from 42% for the comparable period in 2002. The decrease in gross margin is primarily the result of our fixed manufacturing costs being better absorbed over the higher net revenue levels in the second quarter of 2002. The reduction in gross margin was partially offset by reductions in consolidated component material costs in the second quarter of 2003 compared to 2002. In addition, material costs declined during the quarter ended June 30, 2003 compared to the same period in 2002 in the temperature management and tester interface product segments as a result of both continued efforts to reduce component material costs in our manufactured products as well as changes in product mix.

Selling Expense. Selling expense was $2.3 million for the quarter ended June 30, 2003 compared to $2.1 million for the same period in 2002, an increase of $166,000 or 8%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. In

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

addition, there were increases in sales commission expense in our positioner/docking hardware and temperature management product segments as a result of an increase in commissioned end user sales. To a lesser extent, we attribute the increase to higher expenditures for warranty and demonstration equipment. These increases were offset by reductions in spending on travel and freight in 2003 compared to 2002.

Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the quarter ended June 30, 2003 compared to $1.3 million for the same period in 2002, an increase of $155,000 or 12%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. This increase was offset by reductions in expenditures for product development materials and fees paid to consultants.

General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended June 30, 2003, compared to $1.5 million for the same period in 2002, an increase of $45,000 or 3%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts and, to a lesser extent, to increased expenditures for director's fees and investor relations. These increases were offset by a decrease in legal fees due to the settlement of patent litigation during the first quarter of 2003, as well as reductions in spending on communications, equipment rental, administrative travel and office supplies.

Other Income. Other income was $62,000 for the quarter ended June 30, 2003 compared to $49,000 for the same period in 2002, an increase of $13,000 or 27%. The increase is primarily the result of an increase in third party royalty income in 2003 compared to 2002.

Income Tax Benefit. Income tax benefit was $102,000 for the quarter ended June 30, 2003, compared to $406,000 for the same period in 2002. Our effective tax rate for the first quarter of 2003 was 14% compared to 77% for the comparable period in 2002. During the second quarter of 2002, we recorded a one-time tax benefit of approximately $600,000. This benefit was due to the filing of amended prior year tax returns that were filed to claim additional research and experimentation credits for these years. Adjusted to exclude this item, our effective tax rate for the second quarter of 2002 was 37%. The decrease in the effective tax rate in 2003 compared to 2002, as adjusted, is due to the recording of a 100% valuation allowance against tax benefits accrued on the operating losses of one of our German operations and our Japanese operation and the changes in the corresponding weighting of those operation's losses relative to our other operations on which either an income tax benefit or income tax expense was accrued.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Revenues. Net revenues were $20.5 million for the six months ended June 30, 2003 compared to $19.9 million for the same period in 2002, an increase of $527,000 or 3%. In both 2003 and 2002, the six month periods reflect strong growth in net revenues in the second quarter compared to the first quarter. While net revenues increased over the comparable prior period in our positioner/docking hardware and tester interface product segments by 12% and 7%, respectively, the net revenues of our temperature management product segment decreased by 10% over the comparable prior period. We believe that the decline in net revenues in this segment reflects the fact that demand for certain products of this segment are less dependent upon the demand for semiconductors and, so, is less subject to shifts in demand that our other segments have experienced.

Gross Margin. On a consolidated basis, gross margin was unchanged at 37% for the six months ended June 30, 2003 and 2002. Gross margin improved in our temperature management and tester interface product segments as a result of the aforementioned improvements in component material cost. In addition, these segments' gross margins improved due to reductions in manufacturing costs in absolute dollar terms (temperature management product segment only) as well as better absorption of fixed manufacturing costs due to higher revenue levels. The reduction in manufacturing costs in the temperature management product segment was primarily the result of reductions in salary and benefit expense due to reduced work schedules for manufacturing staff in 2003 compared to 2002.

Selling Expense. Selling expense was $4.3 million for the six months ended June 30, 2003 compared to $3.6 million for the same period in 2002, an increase of $683,000 or 19%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts,

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

increased sales commission expense due to increased commissioned end user sales, and increased warranty expense due to increased claims at our temperature management product segment. In addition, we had increased expenditures for demonstration equipment. These increases were partially offset by reductions in spending on advertising, third party installation and freight in 2003 compared to 2002.

Engineering and Product Development Expense. Engineering and product development expense was $2.9 million for the six months ended June 30, 2003 compared to $2.5 million for the same period in 2002, an increase of $447,000 or 18%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. In addition, we had increased spending on third-party consultants in 2003 compared to 2002. These increases were offset by reduced expenditures for product development materials.

General and Administrative Expense. General and administrative expense was $2.8 million for the six months ended June 30, 2003, compared to $2.6 million for the same period in 2002, an increase of $261,000 or 10%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had been reduced or eliminated due to our cost containment efforts as well as costs related to the impending company-wide ERP system conversion scheduled for the second half of 2003. In addition, we had increased expenditures for director's fees, directors and officers liability insurance and investor relations. These increases were offset by a decrease in legal fees which resulted from the receipt of a cash payment in 2003 related to the settlement of patent infringement litigation as well as reductions in spending on fees for tax services and communications.

Other Income. Other income was $97,000 for the six months ended June 30, 2003 compared to $92,000 for the same period in 2002, a increase of $5,000 or 5%. The increase is the result of an increase in third party royalty income in 2003 compared to 2002.

Income Tax Benefit. Income tax benefit was $713,000 for the six months ended June 30, 2003, compared to $1.1 million for the same period in 2002. Our effective tax rate for the first six months of 2003 was 29% compared to 87% for the comparable period in 2002. During the six months ended June 30, 2002, we recorded a one-time tax benefit of approximately $600,000. This benefit was due to the filing of amended prior year tax returns that were filed to claim additional research and experimentation credits for these years. Adjusted to exclude this item, our effective tax rate for the six months ended June 30, 2002 was 39%. The decrease in the effective tax rate in 2003 compared to 2002, as adjusted, is due to the recording of a 100% valuation allowance against tax benefits accrued on the operating losses of one of our German operations and our Japanese operation and the changes in the corresponding weighting of those operation's losses relative to our other operations on which either an income tax benefit or income tax expense was accrued.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2003 was $139,000. Accounts receivable decreased $266,000 from December 31, 2002 to June 30, 2003 due to decreased sales volume in the first half of 2003 compared to the last half of 2002 as well as strong cash collections. Inventories decreased $893,000 primarily as a result of shipments of previously ordered materials in excess of purchases of new materials during the period. Refundable domestic income taxes declined $25,000 due to state income tax refunds received during 2003. Deferred tax assets increased $807,000, as a result of recording an income tax benefit on the operating loss for the period. Other current assets decreased $97,000 primarily as a result of a decrease in prepaid expenses.

Accounts payable increased $339,000 primarily due to increased sales activity in the second quarter of 2003. Foreign income taxes payable increased $47,000 as a result of accruing income tax expense on the operating profits of one of our German operations. Accrued expenses increased $29,000 primarily as a result of increases in salary and benefit accruals as well as sales commissions.

Purchases of property and equipment were $723,000 for the six months ended June 30, 2003, which consisted of $371,000 primarily for demonstration equipment for our Temptronic facility, $258,000 primarily for computer hardware and software related to the implementation of a new ERP system for our Cherry Hill facility and $54,000 primarily for demonstration equipment for our Sunnyvale facility. The remaining purchases of approximately $40,000 were for equipment for our foreign subsidiaries.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net cash used in financing activities for the six months ended June 30, 2003 was $39,000, which primarily represented payments made under capital lease obligations.

We have a secured credit facility which provides for maximum borrowings of $200,000. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of a letter of credit in the face amount of $200,000. We pay a quarterly commitment fee of 0.425% per annum on the unused portion of the facility; however, based upon current projected usage, we do not expect to pay a fee in 2003. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2004.

We believe that our existing cash balances plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, we have been experiencing operating losses due to the severe industry downturn. Should the current industry downturn continue for longer than anticipated, or be more severe than we currently project, and we are unable to further reduce our fixed operating expenses, we may require additional equity or debt financing to meet working capital requirements or capital expenditure needs. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included in Note 2 to our Consolidated Financial Statements under "Product Warranties."

On January 1, 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have an effect on our results of operations, financial condition or long-term liquidity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods, as required. We have not yet determined if we will make the voluntary change to the fair value based method of accounting for stock-based employee compensation at this time.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

when the financial statements were prepared. As of June 30, 2003, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2002 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 26% and 12% of consolidated net revenues for the six months ended June 30, 2003 and 2002, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, the uncertainty and potential adverse impact that Severe Acute Respiratory Syndrome (SARS) may have on demand for and production of semiconductors, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 10% and 10% of consolidated net revenues for the six months ended June 30, 2003 and 2002, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 16% and 5% of consolidated net revenues for the six months ended June 30, 2003 and 2002, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry, the continuing downturn in the semiconductor and ATE industries and the uncertainty regarding the timing of a reversal of this cycle; the uncertainty and potential adverse impact that SARS (Severe Acute Respiratory Syndrome) may have on demand for and production of semiconductors; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission, including our 2002 Form 10-K.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. Periodically, we use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis as needed in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2003, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of June 30, 2003, we had cash and cash equivalents of $7.6 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points per annum, our interest income for the six months ended June 30, 2003 would have decreased by less than $20,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points per annum. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Quarterly Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4 of our Quarterly Report contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Report, the CEO and the CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Our Internal Control Over Financial Reporting. The SEC also requires that the CEO and CFO certify certain matters regarding our internal control over financial reporting.

"Internal control over financial reporting" means the process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weakness" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A "material weakness" constitutes a greater deficiency than a "significant deficiency, but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. That evaluation did not identify any such change during the quarter covered by this report.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on June 11, 2003 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about May 12, 2003, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matters submitted to a vote of stockholders at the Meeting were the following:

1. Election of the members of the Board of Directors;

2. Ratification of the appointment by the Board of Directors of KPMG LLP as the independent public accountants for inTEST for the year ending December 31, 2003.

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    7,292,062           548,904
       Robert E. Matthiessen           7,383,730           457,236
       Daniel J. Graham                7,383,730           457,236
       Richard O. Endres               7,838,593             2,373
       Stuart F. Daniels, Ph.D.        7,401,682           439,284
       Gregory W. Slayton              7,838,663             2,303
       James J. Greed, Jr.             7,838,593             2,373

The proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for the year ending December 31, 2003 was ratified. The number of votes cast for or against as well as the number of abstentions for the ratification were as follows:

            For             Against           Abstentions
         7,838,406           1,910                 650

inTEST CORPORATION

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

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
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

inTEST Corporation
Date:	August 14, 2003	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2003	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates document previously filed