Form 10-Q
period 2003-09-30
INTEST CORP
filed 2003-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2003:

8,345,557

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	1
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (unaudited)	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2003 and 2002 (unaudited)	3
	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2003 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17 - 18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20
Index to Exhibits		21

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Sept. 30,  Dec. 31,
                                                                      2003        2002
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 5,594    $ 8,145
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $127 and $130, respectively                   8,483      6,584
  Inventories                                                          7,171      7,002
  Deferred tax assets                                                      -        863
  Refundable domestic income taxes                                     1,094      1,927
  Other current assets                                                   627        487
     Total current assets                                             22,969     25,008

Property and equipment:
  Machinery and equipment                                             10,096      9,007
  Leasehold improvements                                               2,492      2,480
                                                                      12,588     11,487
  Less: accumulated depreciation                                      (7,966)    (6,596)

     Net property and equipment                                        4,622      4,891

Deferred tax assets                                                        -        349
Other assets                                                             726        691
Goodwill                                                               1,243      1,243
Intangible assets, net of accumulated amortization of
  $30 and $-0-, respectively                                             370        400

     Total assets                                                    $29,930    $32,582
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,639    $ 2,388
  Accrued expenses                                                     2,918      2,425
  Foreign income taxes payable                                           185        116
  Capital lease obligations                                               86         86
     Total current liabilities                                         6,828      5,015
Capital lease obligations, net of current portion                        145        210

     Total liabilities                                                 6,973      5,225

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,706,255 and, 8,700,005 shares issued, respectively                 87         87
  Additional paid-in capital                                          21,837     21,816
  Retained earnings                                                    3,278      7,844
  Accumulated other comprehensive earnings (loss)                         77        (68)
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       22,957     27,357
     Total liabilities and stockholders' equity                      $29,930    $32,582
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excepts share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2003      2002        2003      2002
                                               --------  --------    --------  --------
Net revenues                                   $12,725    $14,976    $33,183    $34,907
Cost of revenues                                 7,254      8,573     20,254     21,183
                                               -------    -------    -------    -------
      Gross margin                               5,471      6,403     12,929     13,724
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,976      2,401      7,234      5,976
   Engineering and product development
     expense                                     1,709      1,559      4,657      4,060
   General and administrative expense            1,480      1,702      4,328      4,289
                                               -------    -------    -------    -------
      Total operating expenses                   6,165      5,662     16,219     14,325
                                               -------    -------    -------    -------
Operating income (loss)                           (694)       741     (3,290)      (601)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  15         31         54         85
   Interest expense                                 (4)       (10)       (14)       (28)
   Other                                            18         68         86        124
                                               -------    -------    -------    -------
      Total other income                            29         89        126        181
                                               -------    -------    -------    -------
Earnings (loss) before income taxes               (665)       830     (3,164)      (420)
Income tax expense (benefit)                     2,115        254      1,402       (837)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $(2,780)   $   576    $(4,566)   $   417
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                  $(0.33)     $0.07     $(0.55)     $0.05

Weighted average common shares
 outstanding-basic                           8,326,477  8,323,874  8,325,167  8,314,989

Net earnings (loss) per common
 share - diluted                                $(0.33)     $0.07     $(0.55)     $0.05

Weighted average common and common
 share equivalents outstanding-diluted       8,326,477  8,399,855  8,325,167  8,466,028

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2003      2002        2003      2002
                                               -------    -------    -------    -------

Net earnings (loss)                            $(2,780)   $  576     $(4,566)    $  417

Foreign currency translation adjustments            64        33         145        272
                                               -------    ------     -------     ------

Comprehensive earnings (loss)                  $(2,716)   $  609     $(4,421)    $  689
                                               =======    ======     =======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited except Balance, December 31, 2002)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings  Earnings(Loss)    Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2002        8,700,005   $  87    $21,816    $ 7,844      $ (68)      $(2,322)      $27,357

Net loss                                  -       -          -     (4,566)         -             -        (4,566)

Other comprehensive earnings              -       -          -          -        145             -           145

Stock options exercised               6,250       -         21          -          -             -            21
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, September 30, 2003       8,706,255   $  87    $21,837    $ 3,278      $  77       $(2,322)      $22,957
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2003       2002
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(4,566)   $   417
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        1,485      1,399
    Deferred taxes                                                       1,212         70
    Foreign exchange loss                                                   26         56
    Deferred compensation relating to stock options                          -         16
    Loss on disposal of fixed assets                                         -         17
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (1,920)    (3,216)
      Inventories                                                         (114)       (11)
      Proceeds from sale of demonstration equipment, net of gain            67         50
      Refundable domestic income taxes                                     833      1,384
      Other current assets                                                (129)      (196)
      Accounts payable                                                   1,257      1,373
      Foreign income taxes payable                                          54       (130)
      Accrued expenses                                                     478        456
      Other assets                                                         (14)        (7)
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (1,331)     1,678
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,228)      (665)
                                                                       -------    -------
Net cash used in investing activities                                   (1,228)      (665)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (64)       (61)
  Proceeds from stock options exercised                                     21         38
  Other                                                                      -        (22)
                                                                       -------    -------
Net cash used in financing activities                                      (43)       (45)
                                                                       -------    -------
Effects of exchange rates on cash                                           51        142
                                                                       -------    -------
Net cash provided by (used in) all activities                           (2,551)     1,110
Cash and cash equivalents at beginning of period                         8,145      7,281
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 5,594    $ 8,391
                                                                       =======    =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (737)   $(2,160)
  Interest                                                                  14         29

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of September 30, 2003 and for the nine months ended
September 30, 2003 and 2002 is unaudited)
(In thousands, except share and per share data)

(1)  NATURE OF OPERATIONS

We are a leading independent designer, manufacturer and marketer of positioner and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors").

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers caused by the depressed semiconductor industry market conditions as well as the maturity of certain patents, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. In addition, from time to time we make adjustments to our warranty reserve for specifically identified warranty exposures. Warranty expense for the nine months ended September 30, 2003 and 2002 was $1,329 and $623, respectively.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2003:
Balance as of December 31, 2002	$ 558
Payments made under product warranty	(1,044)
Accruals for product warranties issued	1,329
Balance as of September 30, 2003	$ 843

Stock-Based Compensation

At September 30, 2003, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to our merger with Temptronic Corporation ("Temptronic") in March 2000, Temptronic had granted certain non-qualified stock options to employees that had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost was amortized to expense as the options vested. Total compensation cost recognized in each of the quarters ended September 30, 2003 and 2002 was $0. Total compensation cost recognized for the nine months ended September 30, 2003 and 2002 was $0 and $16, respectively.

The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$(2,780)	$576	$(4,566)	$ 417
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-	10
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(113)	(209)	(743)	(703)
Pro forma net loss	$(2,893)	$(367)	$(5,309)	$(276)
Net earnings (loss) per share:
Basic - as reported	$(0.33)	$0.07	$(0.55)	$0.05
Basic - pro forma	$(0.35)	$0.04	$(0.64)	$(0.03)
Diluted - as reported	$(0.33)	$0.07	$(0.55)	$0.05
Diluted - pro forma	$(0.35)	$0.04	$(0.64)	$(0.03)

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

(3)  SEGMENT INFORMATION

We consider the various products we design, manufacture and market to form three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and INTESTLOGIC GmbH (Germany) which we acquired in October 2002. Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, that are manufactured by our other segments or by third parties. The temperature management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line. We allow customers to place orders for any product we manufacture from any one of our operations worldwide. As a result, the net revenues reported for each segment represent the actual invoiced sales which were made by that segment and may include sales of products manufactured by one or more of the other segments.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers. Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$ 5,670	$ 6,452	$15,824	$15,485
Temperature Management	4,008	5,321	12,027	13,622
Tester Interface	3,829	3,846	8,001	7,080
Intersegment sales	(782)	(643)	(2,669)	(1,280)
	$12,725	$14,976	$33,183	$34,907
Intersegment sales:
Positioner/Docking Hardware	$ -	$ 16	$ 5	$ 16
Temperature Management	215	88	933	297
Tester Interface	567	539	1,731	967
	$782	$643	$2,669	$1,280
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$(1,373)	$ (338)	$(3,460)	$(1,095)
Temperature Management	(235)	(24)	(629)	(588)
Tester Interface	943	1,192	925	1,263
	$ (665)	$ 830	$(3,164)	$ (420)
Net earnings (loss):
Positioner/Docking Hardware	$(2,856)	$(173)	$(4,318)	$(285)
Temperature Management	(661)	19	(969)	(208)
Tester Interface	737	730	721	910
	$(2,780)	$576	$(4,566)	$ 417
Identifiable assets:			Sept. 30, 2003	Dec. 31, 2002
Positioner/Docking Hardware			$17,361	$17,916
Temperature Management			8,137	10,179
Tester Interface			4,432	4,487
			$29,930	$32,582

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Net revenues from unaffiliated customers:
U.S.	$ 9,899	$13,510	$25,110	$31,003
Europe	1,076	559	3,095	1,931
Asia-Pacific	1,750	907	4,978	1,973
	$12,725	$14,976	$33,183	$34,907
Long-lived assets:			Sept. 30, 2003	Dec. 31, 2002
U.S.			$3,972	$4,092
Europe			535	631
Asia-Pacific			115	168
			$4,622	$4,891

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

The most recent downward cycle has not been constant quarter to quarter, as we have experienced some quarters of sequential growth in revenues, such as during the second and third quarters of 2002. The decline in revenues that began in the fourth quarter of 2002 is not considered by many in the industry to be the beginning of another downturn, but instead is considered to be the continuation of the downturn which began in late 2000. The current industry consensus is that the two quarters of revenue growth during mid-2002 may have represented a correction of the significant under-spending that occurred in 2001 and not the beginning of the next up cycle. Recently, the industry consensus is that the bottom of the downturn was reached during the first quarter of 2003 and that the industry will sustain moderate quarter over quarter growth in new orders booked ("bookings") and net revenues throughout the remainder of 2003. This is consistent with the sequential quarterly growth in net revenues we experienced during the second and third quarters of 2003. ATE utilization rates, considered by management and others in the industry to be a strong indicator of future ATE sales, have been steadily increasing throughout the first nine months of 2003, and management believes that, should current trends continue, increased spending on ATE will occur in the fourth quarter of 2003.

This view is supported by the growth in our consolidated quarterly bookings in the third quarter of 2003, which increased 21% to $15.2 million from $12.6 million in the second quarter of 2003. While we anticipated that the level of bookings in the third quarter would increase from that of the prior quarter, the percentage increase in bookings was larger than expected. We believe that some orders may have been pulled in from the fourth quarter. While management believes that increased ATE utilization rates, as well as other industry metrics such as increased IC unit production, suggest that we should have future quarterly growth in bookings and net revenues, we cannot be certain that the current indications will continue, or that they signal that we are coming to the end of the current downturn.

Cost Containment Initiatives

As discussed in our 2002 Form 10-K, we implemented significant cost containment initiatives during 2001 in response to the severe downturn to reduce operating losses and preserve cash. With the increases that we experienced in both bookings and net revenues during the first half of 2002, we re-evaluated each of our facilities based upon its then current and projected operations and profitability, and employee compensation and benefits were restored where it was deemed appropriate. However, when we began experiencing declines in our bookings during the third quarter of 2002, as well as customer order delays, which prefaced reduced net revenues during the fourth quarter of 2002, we again temporarily eliminated employee benefits and instituted additional expense controls in certain facilities.

Given the continuing uncertainty in the industry regarding whether the current downturn has ended, we are continuing to monitor our costs and cash balances closely. Should the positive trend we have seen in our bookings during the second and third quarters of 2003 reverse and the current downturn in the industry be further prolonged, we are prepared to take additional steps to reduce operating losses and preserve cash.

Acquisition

On October 1, 2002, we acquired Intelogic Technologies GmbH ("Intelogic"), a privately-held German corporation. Subsequent to our acquisition of Intelogic, we changed the company's name to INTESTLOGIC GmbH ("INTESTLOGIC"). INTESTLOGIC is engaged in the design, manufacture and sale of positioner and docking hardware products used by semiconductor manufacturers. We acquired INTESTLOGIC to obtain technologies we believe will be beneficial to the

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

further development of our positioner and docking hardware products, as well as to gain better access to the German ATE markets, where historically we have had difficulty in increasing our market share. The purchase price consisted of a cash payment of $395,000, plus transaction costs of approximately $185,000. In addition, up to 200,000 shares of our stock will be issued to the seller if certain revenue targets are achieved during 2003 and 2004. In July 2003, we extended the time period to achieve these revenue targets by twelve months due to the continued depressed industry conditions. Immediately after the acquisition, we made additional cash payments of $190,000 to retire outstanding shareholder loans and bank debt. In connection with the acquisition, we recorded goodwill and other intangible assets of approximately $710,000.

Customer Mix

We sell our products to both semiconductor manufacturers ("end user sales") and to ATE manufacturers ("OEM sales") who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Since 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufactures the largest and most expensive components of the ATE system. Our OEM sales as a percentage of net revenues for the years ended December 31, 2002 and 2001 were 44% and 45%, respectively. For the nine months ended September 30, 2003 and 2002, our OEM sales as a percentage of net revenues were 40% and 44%, respectively. We anticipate that OEM sales as a percentage of net revenues will generally range from 35% to 55% in future periods.

The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales have a more significant discount than end user sales. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

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

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net Revenues. Net revenues were $12.7 million for the quarter ended September 30, 2003, compared to $15.0 million for the same period in 2002, a decrease of $2.3 million or 15%. We believe that the decrease in net revenues over the comparable prior period reflects the cyclical downturn in demand for ATE that started late in 2000. As discussed above, this downturn has not been constant quarter after quarter, and we have experienced some sequential quarterly increases during this period such as during the quarter ended September 30, 2003. Thus, although our net revenues for the quarter ended September 30, 2003 decreased as compared to the same period in 2002, our net revenues for the quarter ended September 30, 2003 increased $1.5 million or 13% compared to the second quarter of 2003. This increase is the second sequential quarterly increase in net revenues in 2003 that we have experienced.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin was 43% in each of the quarters ended September 30, 2003 and 2002. During the third quarter of 2003, our consolidated component material costs decreased as a percent of net revenues as compared to the same period in 2002. The decrease in material costs during the quarter ended September 30, 2003 compared to the same period in 2002 is the result of both continued efforts to reduce component material costs in our manufactured products as well as changes in product mix. However, this decrease was offset by the fact that our fixed manufacturing costs were not as fully absorbed over the lower net revenue levels in the third quarter of 2003 compared to 2002.

Selling Expense. Selling expense was $3.0 million for the quarter ended September 30, 2003 compared to $2.4 million for the same period in 2002, an increase of $575,000 or 24%. We attribute the increase primarily to increased warranty expense. We recorded $808,000 of additions to our warranty reserve during the quarter ended September 30, 2003. Our normal recurring additions to the warranty reserve range from $200,000 to $300,000 per quarter. Of the amount accrued in the third quarter of 2003, $500,000 related to a product retrofit and improvement for one customer. The increase in warranty expense was partially offset by a decrease in commissions. The decrease in commissions is a result of the decrease in sales during the third quarter of 2003 as compared to 2002.

Engineering and Product Development Expense. Engineering and product development expense was $1.7 million for the quarter ended September 30, 2003, compared to $1.6 million for the same period in 2002, an increase of $150,000 or 10%. We attribute the increase primarily to increased salary and benefits expense as well as higher fees paid to consultants.

General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended September 30, 2003, compared to $1.7 million for the same period in 2002, a decrease of $222,000 or 13%. We attribute the decrease primarily to decreased salary and benefits expense as well as reductions in expenditures for legal fees, directors' fees and other professional services. The decrease in salary and benefits expense is primarily due to a decrease in severance payments in 2003 as compared to 2002. In 2002, as a part of our cost containment efforts, we reduced the size of our workforce in certain of our divisions. However, during the third quarter of 2002, salary expense was actually higher in these divisions as a result of severance payments related to this workforce reduction. The decrease in legal fees in 2003 as compared to 2002 is primarily due to the settlement of patent litigation during the first quarter of 2003.

Other Income. Other income was $29,000 for the quarter ended September 30, 2003 compared to $89,000 for the same period in 2002, a decrease of $60,000 or 67%. The decrease is primarily the result of a decrease in third party royalty income in 2003 compared to 2002.

Income Tax Expense. Income tax expense was $2.1 million for the quarter ended September 30, 2003, compared to $254,000 for the same period in 2002. Our effective tax rate for the third quarter of 2003 was (318)% compared to 31% for the comparable period in 2002. The unusual effective tax rate for the third quarter of 2003 is primarily a result of recording a $2.0 million valuation allowance against our net deferred tax assets during the third quarter of 2003. As required under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, we recorded this valuation allowance due to cumulative losses that we have generated in recent years.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenues. Net revenues were $33.2 million for the nine months ended September 30, 2003 compared to $34.9 million for the same period in 2002, a decrease of $1.7 million or 5%. We believe that the decrease in net revenues over the comparable prior period reflects the cyclical downturn in demand for ATE that started late in 2000. Although our net revenues for the nine months ended September 30, 2003 decreased as compared to the same period in 2002, the nine month periods in both 2003 and 2002 reflect strong growth in net revenues in the second and third quarters as compared to the first quarter of these years. While the growth we experienced in net revenues during the second and third quarters of 2002 did not represent the end of the cyclical downturn, it is believed by some in the industry that the current growth trend may indicate that we have now seen the end of the downturn and the early stages of the next upturn in demand for ATE.

Gross Margin. On a consolidated basis, gross margin was unchanged at 39% for the nine months ended September 30, 2003 and 2002. Gross margin improved in our temperature management and tester interface product segments as a result of the aforementioned improvements in component material cost. In addition, in our temperature management segment, gross margin improved due to reductions in manufacturing costs primarily resulting from decreases in salary and benefit expense due to reduced work schedules for manufacturing staff in 2003 compared to 2002. In our positioner and docking hardware product

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

segment, gross margin decreased primarily as a result of higher component material costs combined with increases in fixed manufacturing costs. The increase in fixed manufacturing costs is primarily a result of higher salary and benefits expense due to the return of certain benefits which had previously been reduced or eliminated due to our cost containment efforts. The higher component material cost is primarily a result of customer and product mix.

Selling Expense. Selling expense was $7.2 million for the nine months ended September 30, 2003, compared to $6.0 million for the same period in 2002, an increase of $1.3 million or 21%. We attribute the increase primarily to increased warranty, salary and benefits expense. As previously discussed, during the third quarter of 2003 we recorded $500,000 of additions to our warranty reserve related to a product retrofit and improvement for one customer. In addition, we have experienced increased warranty claims at our temperature management product segment in 2003 as compared to 2002. The increases in salary and benefits expense are primarily a result of the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. To a lesser extent, we attribute the increase to higher travel expenses and an increase in expenditures related to demonstration equipment.

Engineering and Product Development Expense. Engineering and product development expense was $4.7 million for the nine months ended September 30, 2003 compared to $4.1 million for the same period in 2002, an increase of $597,000 or 15%. We attribute the increase primarily to increased salary and benefits expense resulting from the return of certain benefits which had previously been reduced or eliminated due to our cost containment efforts. In addition, we had increased spending on third-party consultants in 2003 compared to 2002. These increases were offset by reduced expenditures for product development materials.

General and Administrative Expense. General and administrative expense was unchanged at $4.3 million for each of the nine months ended September 30, 2003 and 2002. During the first nine months of 2003, salary and benefits expense increased as a result of the return of certain benefits which had been reduced or eliminated due to our cost containment efforts. In addition, during 2003 we had increased expenditures for data processing related to the company-wide ERP system conversion scheduled to begin in the fourth quarter of 2003. These increases were offset by a decrease in legal fees as well as reductions in spending on fees for tax services and communications. The decrease in legal fees in 2003 as compared to 2002 is primarily due to the settlement of patent litigation during the first quarter of 2003.

Other Income. Other income was $126,000 for the nine months ended September 30, 2003 compared to $181,000 for the same period in 2002, a decrease of $55,000 or 30%. The decrease is primarily the result of a decrease in third party royalty income in 2003 compared to 2002.

Income Tax Expense (Benefit). Income tax expense was $1.4 million for the nine months ended September 30, 2003, compared to income tax benefit of $837,000 for the same period in 2002. Our effective tax rate for the first nine months of 2003 was (44)% compared to 199% for the comparable period in 2002. During the nine months ended September 30, 2002, we recorded a one-time tax benefit of approximately $750,000. This benefit was due to the filing of amended prior year tax returns that were filed to claim additional research and experimentation credits for such prior years. Adjusted to exclude this item, our effective tax rate for the nine months ended September 30, 2002 was 21%. The unusual effective tax rate in 2003 is primarily a result of the recording of a $2.0 million valuation allowance against our net deferred tax assets during the third quarter of 2003. As required under SFAS No. 109, we recorded this valuation allowance due to cumulative losses that we have generated in recent years.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2003, was $1.3 million. Accounts receivable increased $1.9 million from December 31, 2002 to September 30, 2003 due to increased sales activity during 2003 as well as an increase in our average days sales outstanding. This increase is a result of certain customers stretching payment terms from thirty to sixty days. Inventories increased $114,000 due to increased levels of purchases during the period as a result of increased order activity. Refundable domestic income taxes declined $833,000 due to state and federal income tax refunds received during 2003. Deferred tax assets decreased $1.2 million as a result of recording a full valuation allowance against our net deferred tax assets as of September 30, 2003.

Accounts payable increased $1.3 million as a result of both increased levels of purchases and the timing of payments to our vendors. Accrued expenses increased by $478,000 primarily as a result of an increase in warranty accruals, as previously discussed. Foreign income taxes payable increased $54,000 as a result of accruing income tax expense on the operating profits of one of our German operations.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Purchases of property and equipment were $1.2 million for the nine months ended September 30, 2003, which consisted of $527,000 primarily for demonstration equipment for our Temptronic facility, $430,000 primarily for computer hardware and software related to the implementation of the new ERP system for our Cherry Hill facility and $187,000 primarily for demonstration equipment and equipment for our machine shop at our Sunnyvale facility. The remaining purchases of $84,000 were for equipment for our foreign subsidiaries.

Net cash used in financing activities for the six months ended September 30, 2003 was $43,000, which primarily represented payments made under capital lease obligations. These payments were partially offset by proceeds received from the exercise of employee stock options.

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

We believe that our existing cash balances plus the anticipated net cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, the current industry consensus is that the bottom of the downturn was reached during the first quarter of 2003, and that the industry will sustain moderate quarter over quarter growth in bookings and net revenues throughout the remainder of 2003. If the upturn were to be more rapid than we expect, or if the industry downturn is further prolonged, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2003, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2002 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 24% and 11% of consolidated net revenues for the nine months ended September 30, 2003 and 2002, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 10% and 8% of consolidated net revenues for the nine months ended September 30, 2003 and 2002, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 15% and 6% of consolidated net revenues for the nine months ended September 30, 2003 and 2002, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

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

potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of resources, including both management time and the expenses of various professionals retained to assist us, in connection with compliance with new securities regulations; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the Securities and Exchange Commission, including our 2002 Form 10-K.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. Periodically, we use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis as needed in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2003, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of September 30, 2003, we had cash and cash equivalents of $5.6 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points per annum, our interest income for the nine months ended September 30, 2003 would have decreased by less than $20,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points per annum. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Evaluation of Our Disclosure Controls and Procedures. The Securities and Exchange Commission (the "SEC") requires that as of the end of the quarter covered by this Quarterly Report, our CEO and CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

Evaluation of Our Internal Control Over Financial Reporting. The SEC also requires that our CEO and CFO certify certain matters regarding our internal control over financial reporting.

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

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. A "material weakness" constitutes a greater deficiency than a "significant deficiency", but an aggregation of significant deficiencies may constitute a material weakness in a company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. That evaluation did not identify any such change during the quarter covered by this report. As discussed elsewhere in this Quarterly Report, on October 1, 2003, the Company implemented the first phase of a new order-entry and accounting information system that will be implemented at each of our subsidiaries over the next 18 to 24 months. The implementation of the new ERP system necessarily involves changes to our procedures for internal control over financial reporting. The CEO and CFO believe, however, that our existing procedures provide, and our new procedures will continue to provide, appropriate internal control over financial reporting.

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

* Indicates document previously filed

(b)  Reports on Form 8-K

On July 24, 2003, we filed a Current Report on Form 8-K furnishing information responsive to the requirements of Item 7 and 12 of that form regarding our financial results and conference call for the quarter ended June 30, 2003. (As directed by the SEC, the Item 12 information was furnished under the heading of Item 9.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	November 14, 2003	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2003	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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