Form 10-K
period 2003-12-31
INTEST CORP
filed 2004-03-30
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second quarter: $28,021,062.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2004 is 8,562,857.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III.

inTEST Corporation
Annual Report on Form 10-K

INDEX

inTEST Corporation
Annual Report on Form 10-K

PART I:

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, and can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. Investors and prospective investors are cautioned that such statements are only projections. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under the heading "Risks That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our historic results. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

Item 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

We are a leading independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers directly and through leading ATE manufacturers. Our largest customers include Agilent Technologies, Texas Instruments, Cascade Microtech, Teradyne, National Semiconductor, Intersil, ST Microelectronics, LTX, Agere Systems and Analog Devices.

We were incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We established inTEST Limited in the U.K. in 1985, inTEST Kabushiki Kaisha (inTEST K.K.) in Japan in 1987, inTEST PTE, Limited in Singapore in 1990 and inTEST GmbH in Germany in 2000. inTEST Limited designs, manufactures, markets and provides technical support for our products principally in Europe. inTEST K.K. acts as a liaison office with Japanese ATE manufacturers, and markets and provides technical support for our products in Japan. inTEST PTE, Limited designs, manufactures, markets and provides technical support to customers in Southeast Asia. inTEST GmbH provides sales and service in continental Europe for temperature management systems as well as sales and service for manipulator, docking hardware and tester interface products for selected accounts. In 1997, we completed our initial public offering. In 1998, we acquired all of the stock of TestDesign Corporation, which expanded our capabilities in the design, manufacture and marketing of tester interface products. In 2000, we acquired all of the stock of Temptronic Corporation, a designer, manufacturer and marketer of high-performance temperature management systems used in the testing of ICs, printed circuit boards and other subassemblies. In 2002, we acquired all of the stock of INTESTLOGIC GmbH (formerly known as Intelogic Technologies GmbH), located in Rosenheim, Germany, a designer, manufacturer and marketer of manipulator and docking hardware products.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports that are filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, are available through our website (www.intest.com) as soon as reasonably practicable after we electronically file them.

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

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components, before the ICs are put in a plastic, ceramic or other protective housing. This process step is called "packaging." Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a "test head," which connects electrically to a test system. Once the good ICs have been identified, they are packaged. The packaged IC also requires testing, called "back-end test," to determine if it meets design and performance specifications. Packaged ICs are placed into another type of electronic handling device called a "package handler" or "handler", which then plugs the packaged ICs into a test head, which includes a test socket, which may be environmentally controlled, for testing. "Wafer probers" and "handlers" are sometimes referred to in this Report collectively as "electronic device handlers."

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

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the electronic device handler. Docking hardware connects the test head to the wafer prober or handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, we believe that temperature-controlled testing will be an increasingly important part of front-end wafer testing as more parameters traditionally tested for in back end-test are moved to front-end test.

Trends in IC Testing

Although the demand for ICs and ATE experienced a severe cyclical downturn over the last several years, we believe that as the cycle reverses, and demand for ICs increases, the ATE industry will again be required to assist IC manufacturers not only to identify unacceptable products, but also to perform the IC test in the most efficient and cost-effective manner possible. To provide testing equipment that can help manufacturers meet this goal, the ATE industry must address the following issues:

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
    the need for more complex test heads;
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

Demand for Higher Levels of Technical Support. As IC testing becomes more complex, semiconductor manufacturers are demanding higher levels of technical support on a routine basis. ATE manufacturers must commit greater resources to technical support in order to develop close working relationships with their customers. This level of support also requires close proximity of service and support centers to customers' facilities.

Cost Reduction Through Increased Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective. We believe that this factor will lead to more front-end, wafer-level testing.

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

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide at least six degrees of motion freedom to enable a high degree of flexibility with the minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the increasing size of test heads, which can weigh up to 3,000 pounds and which may become larger and heavier as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the transmitted signal between the test head and the device under test by being virtually transparent to the test signal, resulting in increased accuracy of the test data. We believe that these characteristics will gain even more significance as testing becomes more complicated.

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

Wafer Level Testing. Semiconductor manufacturers use our ThermoChuck(R) products for front-end temperature stress screening at the wafer level. This can provide significant cost savings from early identification of defective ICs that will not perform at specified temperatures thereby eliminating the costs of packaging and testing these defective ICs. ThermoChuck(R) products are capable of handling any size wafer, including a 300 mm wafer, for uniform, accurate and stable thermal testing without contributing to the wafer distortion that can occur as temperature changes are introduced.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. We have manufacturing facilities in New Jersey, Massachusetts, California, the U.K., Germany and Singapore, and we provide service to our customers from 11 sales and service offices in the U.S., the U.K., Japan, Singapore and Germany. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGY

Although demand for ICs and ATE experienced a severe cyclical downturn over the last several years, and much of our effort had been focused on reducing costs and conserving cash until the cycle reversed, we remain committed to our goals of being recognized in our industry as the designer and manufacturer of the highest quality products in our markets and becoming the supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Providing Technologically Advanced Solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff is continually engaged in developing new and improved products and manufacturing processes.

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

Pursuing Synergistic Acquisitions. A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. Our TestDesign, Temptronic and INTESTLOGIC acquisitions have expanded our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. We expect to make acquisitions that will further expand our product lines, enabling us to become a single source supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is pursuing revenue growth opportunities in markets we have not traditionally served, such as the aerospace, automotive, communications, consumer electronics, defense and medical industries. We believe that we will reduce some of the cyclicality that we have historically experienced by diversifying our revenue streams outside the semiconductor ATE market.

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

Manipulator Products

We offer three lines of manipulator products. The inTEST line of manipulator products consists of the in2(R), the in2 Pro and the M Series test head positioners, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

The in2(R) and in2 Pro differ from universal manipulators manufactured by our competitors due to our innovative floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or, in the case of the in2 Pro, with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test interface board without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head held in an in2(R) or in2 Pro manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged IC or to test a different IC. in2(R) and in2 Pro manipulators range in price from approximately $12,000 to $159,000.

The M Series line of manipulator products consists of the M400 and M500 manipulators. These compact universal manipulators are designed to handle test heads weighing less than 550 pounds. The up and down movement is supported by an air-pressure-based floating state technology. M Series manipulators range in price from approximately $12,000 to $45,000.

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

Temperature Management Systems

Our temperature management systems are sold into a wide variety of industries including the aerospace, automotive, communications, consumer electronics, defense, medical and semiconductor industries. Our temperature management systems enable a manufacturer to test a semiconductor wafer, IC or electronic sub-assembly over the extreme and variable temperature conditions that can occur in the actual use of the electronic device containing the ICs.

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

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs, electronic sub-assemblies and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -80 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $4,500 to $40,000.

Other Temperature Management Products: We also manufacture ancillary temperature management products including temperature-controlled contact probes, temperature-controlled enclosures, and precision temperature platforms. For example, recent developments in wireless communications have resulted in the mounting of wireless transmitters outdoors to reduce transmission line problems. As a result, these transmitters are exposed to extreme temperature variations and require testing over the full range of temperature exposure that will be encountered. Historically, the standard approach to this type of testing has been to use conventional thermal chambers, which can require removing equipment during testing, which could potentially cause damage to the sensitive microwave cables or create erroneous measurements. Our other temperature management products can be used to provide a closed, temperature-controlled environment for temperature testing of high frequency transmitters and receivers without the need for removal during testing, eliminating the risk of damage due to interruption of the test. Other temperature management products range in price from $4,500 to $25,000.

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. For example, our new Centaur(TM) modular interface, introduced in July 2003, is designed to provide flexibility and scalability through the use of removable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(TM) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $6,000 to $64,000.

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

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers. In China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through independent sales representatives and distributors. International sales representatives and distributors are responsible for sales, installation, support and trade show participation in their geographic market areas.

Temperature Management Systems: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other industries in the U.S. are handled through independent sales representative organizations. In Singapore, Malaysia and Indonesia, our sales and service are handled through our own sales and service personnel. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our offices in Germany and the U.K., as well as regional distributors, sell directly to semiconductor manufacturers and customers in other industries. Our distributors represent us in 30 countries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

CUSTOMERS

We market all of our products to semiconductor manufacturers and ATE manufacturers. In the case of temperature management products, we also market our products to independent testers of semiconductors, manufacturers of electronic, automotive and aeronautical products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments	Agilent Technologies
National Semiconductor	Cascade Microtech
ST Microelectronics	Teradyne, Inc.
Intersil Corporation	LTX Corporation
Agere Systems	Analog Devices

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

We obtained ISO 9001: 1994 certification at our New Jersey facility in 2001. During 2003, we made the determination to upgrade to ISO 9001: 2000 at our Cherry Hill facility, which is anticipated to be completed in late 2004. As a result, this facility's ISO 9001: 1994 certification lapsed. Our California facility obtained ISO 9001: 2000 certification in May 2003. We expect our Massachusetts and U.K. facilities will complete the ISO 9001: 2000 certification in late 2004. Finally, our Singapore and German facilities have not yet begun the ISO certification process, but we expect to begin this process during 2004 and complete the process in late 2005.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2003, we employed a total of 62 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck(R) and the development of several new types of universal manipulators.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $6.4 million in 2003, $5.7 million in 2002, $6.1 million in 2001 on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trade secrets and unpatentable know-how to protect our proprietary rights. It is our practice to require that all of our employees and third-party product development consultants assign to us all rights to inventions or other discoveries relating to our business made while working for us. In addition, all employees and third-party product development consultants agree not to disclose any private or confidential information relating to our technology or intellectual property.

As of December 31, 2003, we held 31 active U.S. patents and had pending 28 U.S. patent applications covering various aspects of our technology. Our U.S. issued patents expire at various times beginning in 2004 and extending through 2021. During 2003, we had two U.S. patents expire and five U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in each case derived from our U.S. patents, to the extent management deems appropriate.

COMPETITION

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in our market include product performance, price, functionality, reliability, customer service, applications support, and timely product delivery. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

The independent manufacturers of docking hardware and manipulators that compete with us include Reid-Ashman Manufacturing, Microhandling GmbH and Esmo AG, all of which manufacture docking hardware and manipulators. The ATE manufacturers that compete with us in the sale of docking hardware and universal manipulators include Credence Systems and Teradyne, who are also our customers.

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

inTEST Corporation
Annual Report on Form 10-K

Item 1:   DESCRIPTION OF BUSINESS (Continued)

BACKLOG

At December 31, 2003, our backlog of unfilled orders for all products was approximately $13.6 million compared with approximately $9.8 million at December 31, 2002. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in 2004. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2003, we had 260 full time employees, including 116 in manufacturing operations, 107 in customer support/operations and 37 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

Item 2:   PROPERTIES

At December 31, 2003, we leased 11 facilities worldwide. The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2003.

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

Item 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the fourth quarter of 2003.

inTEST Corporation
Annual Report on Form 10-K

PART II:

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2003	High	Low
First Quarter	$ 4.87	$ 2.79
Second Quarter	6.00	2.81
Third Quarter	6.72	4.40
Fourth Quarter	6.90	4.43

2002
First Quarter	$ 6.46	$ 3.41
Second Quarter	8.59	5.45
Third Quarter	6.38	3.04
Fourth Quarter	5.35	2.71

On March 15, 2004, the closing price for our common stock as reported on the Nasdaq National Market was $5.61. As of March 15, 2004, we had 8,362,857 shares outstanding that were held of record by approximately 1,000 shareholders.

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

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2003:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	967,875	$3.82	256,750
Equity compensation plans not approved by security holders	-	-	-
Total	967,875	$3.82	256,750
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

inTEST Corporation
Annual Report on Form 10-K

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$48,028	$47,127	$51,627	$87,651	$53,585
Gross margin	18,849	18,239	12,711	39,556	26,710
Operating income (loss)	(3,834)	(1,806)	(14,689)	10,909	7,327
Net earnings (loss)	(5,451)	(283)	(11,329)	6,379	6,133
Net earnings (loss) per common share:
Basic	(.65)	(.03)	(1.37)	.78	.76
Diluted	(.65)	(.03)	(1.37)	.75	.74
Weighted average common shares outstanding :
Basic	8,332	8,317	8,279	8,201	8,084
Diluted	8,332	8,317	8,279	8,470	8,266

	As of December 31,
	2003	2002	2001	2000	1999
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 5,116	$ 8,145	$ 7,281	$ 5,680	$12,047
Working capital	15,670	19,765	20,146	26,768	20,784
Total assets	29,977	32,582	31,594	47,302	43,015
Long-term debt, net of current portion	117	210	296	-	133
Total stockholders' equity	22,591	27,357	27,204	38,398	31,458

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past eight years, with downward cycles in 1996, 1998 and 2001-2002 and up cycles in 1997, 1999-2000 and 2003.

Net Revenues and Bookings

The most recent downturn, which began during the fourth quarter of 2000 and reversed in 2003, was the most severe and prolonged downturn the ATE industry has ever experienced. Our consolidated quarterly net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002, a decline of approximately 72%. The decrease we experienced in net revenues during this period was comparable to the peak to trough differences experienced by most of the companies in our industry.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During this downturn, the trend in both our bookings and net revenues was erratic. Our bookings and revenues began declining during the fourth quarter of 2000 and continued declining until the first quarter of 2002, when our bookings increased sequentially for three quarters (in the case of net revenues, this increase began in the second quarter of 2002 and lasted two quarters), followed by a decline again in bookings and net revenues in the fourth quarter of 2002 that continued until the second quarter of 2003, when both bookings and net revenues began to increase sequentially again.

The current industry consensus is that the next up cycle began in 2003 and should continue for 18 to 24 months. This view is supported by the increase in our quarterly bookings during 2003, which increased from $7.7 million in the first quarter to $16.1 million in the fourth quarter. This improvement is also shown in our quarterly net revenues, which increased from $9.2 million in the first quarter of 2003 to $14.8 million in the fourth quarter. While we cannot be sure what the rate of increase of this up cycle will be or how long it will last, we currently expect the trend of growth in both bookings and net revenues to continue throughout 2004, although the rate of quarter-over-quarter increases may decline. We currently anticipate that our sales for the first quarter of 2004 will increase from the level of the fourth quarter of 2003 and be in the range of $15.0 to $16.0 million; however,

Cost Containment Initiatives

During 2001 and 2002, in response to the downturn, we implemented significant cost containment initiatives to reduce operating losses and preserve cash. These cost containment initiatives included an approximate 40% reduction in worldwide personnel, as well as temporary reductions in compensation for all employees and the elimination of matching contributions to retirement plans for all domestic employees. In addition, we made significant reductions in spending on corporate travel, advertising, professional services and supplies. As a result of these cost containment efforts, we reduced operating expenses from a peak of $7.3 million for the quarter ended December 31, 2000 to $3.8 million for the quarter ended March 31, 2002. During 2002, we temporarily reinstated some of the benefits which had been reduced or eliminated after our bookings and net revenues began to increase. However, when we began experiencing declines in our bookings, as well as customer order delays, during the second half of 2002, both of which resulted in reduced net revenues during the fourth quarter of 2002, we again temporarily eliminated certain employee benefits and instituted additional expense controls in certain facilities.

The goal of our cost containment initiatives was to reduce fixed operating costs to a level which, based on our then current revenue projections, would allow us to maintain our level of cash while still continuing our research and development programs and positioning ourselves such that, as the market improved, we would be able to be a prime supplier for both new and existing technologies developed by our customers.

As of December 31, 2003, all personnel worldwide remained on a salary freeze and matching contributions to retirement plans for all domestic employees were still temporarily eliminated. Given the improvements in our bookings and net revenues in the second half of 2003, and in light of the industry consensus that the up cycle has begun and should continue through 2004 and into 2005, we are monitoring our costs and evaluating when we will be able to return employee benefits as well as provide salary increases to personnel worldwide. However, should the current upward trend reverse itself, or if our bookings and net revenues do not increase as currently projected, we are prepared to take appropriate actions necessary to preserve cash.

Inventory Obsolescence Charges

We review our inventories and record inventory obsolescence charges based upon our established obsolescence criteria, that identifies material that has not been used in a work order during the prior 12 months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years (or in the case of our temperature management systems, three years of average annual usage due to our after-sale obligations for servicing these products). In addition, in certain cases, additional inventory obsolescence charges are recorded based upon facts which would not give rise to an obsolescence charge under the normal obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. See also "Critical Accounting Policies".

The most recent downturn significantly reduced demand for a number of products we design and manufacture. As a result, inventory obsolescence charges have historically increased during downturns and through the beginning of the subsequent upturn. We incurred inventory obsolescence charges of $886,000, $1.0 million and $3,4 million in the years ended December 31, 2003, 2002 and 2001, respectively. While the trend of these inventory obsolescence charges has been reducing over the last three years, we cannot determine if this downward trend will continue or if these charges will increase in 2004 due to potential technological obsolescence of our current inventories.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical product warranty expense. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. Our product warranty charges were $1.9 million, $1.1 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and our product warranty charges as a percentage of net revenues were 4.0%, 2.3% and 2.0% for the same periods, respectively. The increase in both the absolute dollar amount of product warranty charges and the level of the product warranty charges as a percentage of net revenues was due to a number of factors including the volatility of net revenues in the ATE industry, the prototype nature of much of our business, the introduction of products offering power assisted features in our positioner/docking hardware segment and providing warranty repairs or replacements to customers after the warranty has expired in certain situations, in order to promote strong customer relations.

During 2003, we accrued significant product warranty charges for future product retrofits for two products we sell to ATE manufacturers. In our positioner/docking hardware segment, we accrued approximately $700,000 for retrofits to a positioner product developed and first sold during 2001. This power-assisted positioner, whose prototype design was significantly different from the positioner products we have historically sold, had approximately 200 units in the field that required several different modifications and enhancements. In our temperature management segment, we accrued approximately $220,000 related to a temperature chuck product that was first introduced in 2001. This temperature chuck product was designed to allow for rapid temperature changes between -65 and +400 degrees Celsius. Under certain environmental and usage conditions this product did not perform consistently, so we are replacing it in those cases with another of our products that is better suited for the conditions. We believe we have accrued adequate warranty charges at December 31, 2003 for the product retrofits planned for both of these products. We cannot determine at this time if we will have any further material warranty costs related to additional product modifications or enhancements for these or any of our other current products. See also "Critical Accounting Policies."

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

Our OEM sales as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001 were 34%, 43% and 54%, respectively, for our positioner/docking hardware segment. The decline in the percentage of sales to OEMs in the positioner/docking hardware segment in 2002 and 2003 reflects the return of demand by certain semiconductor customers who prefer to acquire their equipment directly from us. We anticipate that OEM sales as a percentage of net revenues for our positioner/docking hardware segment will range from 35% to 55% in future periods. In our tester interface segment, our OEM sales as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001 were 79%, 62% and 70%, respectively. The increase in the percentage of sales to OEMs in the tester interface segment in 2003 reflects significantly increased demand by one OEM customer in 2003. We anticipate that OEM sales as a percentage of net revenues for our tester interface segment will range from 60% to 80% in future periods. In our temperature management segment, OEM sales as a percentage of net revenues were 32%, 36% and 32% for the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate that OEM sales as a percentage of net revenues for our temperature management segment will range from 30% to 40% in future periods.

The impact of an increase in OEM sales as a percentage of net revenues is a reduction in our gross margin, as OEM sales historically have had a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line management groups to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or to improve the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management systems results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. We believe that this business usually is less cyclical than new ATE sales. However, during the recent downward cycle, we saw our customers' orders for these types of products decline as much as, or in some cases more than, the other products we offer as compared with prior periods of reduced capital spending for ATE. We attribute this in part to reductions in our customers' operating budgets combined with significant excess capacity that existed throughout the industry, which significantly reduced our customers' equipment utilization rates. We believe that much of this excess capacity was the result of capital equipment purchases made during the 1999-2000 up-cycle, and that this newer equipment did not need to be upgraded or improved. We also believe that many of our customers' equipment utilization rates have been steadily increasing throughout 2003 due to increased IC unit production and are approaching, or have already exceeded, the levels where additional ATE equipment purchases will be necessary to meet increased IC production demands.

Please refer to the section entitled "Risks That Could Affect Future Results" below for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis for the Company as a whole and includes discussion of factors unique to each product segment where significant to an understanding of each such business.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.

	Percentage of Net Revenues Years Ended December 31,
	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	60.8	61.3	75.4
Gross margin	39.2	38.7	24.6
Selling expense	21.2	18.0	17.0
Engineering and product development expense	13.3	12.0	11.9
General and administrative expense	12.7	12.5	15.3
Impairment of goodwill	-	-	8.9
Operating loss	(8.0)	(3.8)	(28.5)
Other income	0.5	0.3	1.1
Loss before income taxes	(7.5)	(3.5)	(27.4)
Income tax expense (benefit)	3.8	(2.9)	(5.4)
Net loss	(11.3)%	(0.6)%	(22.0)%

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues. Net revenues were $48.0 million for 2003 compared to $47.1 million for 2002, an increase of $901,000 or 2%. In 2003, net revenues for our positioner/docking hardware and tester interface segments increased $3.6 million, or 18%, and $799,000, or 8%, respectively. These increases were offset by a decrease in net revenues in our temperature management segment of $926,000, or 5%. We believe the increases in our positioner/docking hardware and tester interface segments are due to the aforementioned increase in demand we experienced for our products throughout 2003. We believe that the decrease in net revenues for our temperature management segment reflects the severe cyclical downturn in demand for ATE in the industry generally.

Gross Margin. Gross margin remained relatively unchanged in 2003 from 2002. The gross margin in 2003 was slightly over 39% compared to slightly less than 39% in 2002. The slight increase in gross margin in 2003 is primarily the result of a decrease in component material costs as a percentage of net revenues that reflects lower levels of fabrication costs due to process improvements as well as the mix of products sold and, to a lesser extent, a decrease in OEM sales as a percentage of total sales in 2003 compared to 2002, as previously discussed. Also, as previously discussed, we incurred significant charges for inventory obsolescence during both 2003 and 2002 as a result of the continued downturn in the industry.

Selling Expense. Selling expense was $10.2 million for 2003 compared to $8.5 million in 2002, an increase of $1.7 million or 20%. We attribute the increase primarily to the aforementioned increase in product warranty costs in our positioner/docking hardware and temperature management segments. Other significant year-over-year increases included commission expense as well as salary and benefits expense. The increase in commission expense of $303,000 was due to an increase in end-user commissionable sales. The increase in salary and benefit expense of $304,000 was due to the hiring of new sales staff in the positioner/docking hardware and tester interface segments as well as the return of certain benefits that had previously been reduced or eliminated. To a lesser extent, there were increases in travel expenses, freight costs and demonstration equipment, all of which were driven by the increased level of business activity as demand improved throughout 2003.

Engineering and Product Development Expense. Engineering and product development expense was $6.4 million for 2003 compared to $5.7 million in 2002, an increase of $734,000 or 13%. We attribute the increase primarily to an increase of $759,000 in salary and benefits expense in our positioner/docking hardware and tester interface segments, where we increased our engineering and product development staff as well as returned certain benefits that had previously been reduced or eliminated. Also contributing to the increase were higher levels of spending on third-party product development consultants and travel in our positioner/docking hardware and temperature management segments. The increases in staffing, third-party consultant costs and travel were due to increased product development efforts throughout 2003. These increases were partially offset by reductions in spending on product development materials in our temperature management segment in 2003 compared to 2002.

General and Administrative Expense. General and administrative expense was $6.1 million for 2003 compared to $5.9 million for 2002, an increase of $192,000 or 3%. We attribute the increase primarily to increased data processing costs in our positioner/docking hardware segment as well as increased salary and benefits expense in our positioner/docking hardware and tester interface segments. The $149,000 increase in data processing costs are related to a company-wide ERP system conversion that began in the fourth quarter of 2003 at our primary location in the positioner/docking hardware segment and will continue into 2004 at our tester interface segment and into 2005 at the remaining locations in our positioner/docking hardware segment. The $222,000 increase in salary and benefits expense was the result of the return of certain benefits that had been reduced or eliminated. These increases were partially offset by a decrease in legal fees as well as reductions in spending on fees for tax services and communications. The decrease in legal fees in 2003 compared to 2002 is primarily due to the settlement of patent litigation during the first quarter of 2003.

Other Income. Other income was $224,000 for 2003 compared to $143,000 in 2002, an increase of $81,000 or 57%. The increase in other income was primarily due to a decrease in foreign exchange transaction losses of $96,000 in 2003 compared to 2002. To a lesser extent, the increase was attributable to reduced interest expense in 2003 compared to 2002. Partially offsetting the benefit of these two items was a reduction in interest income in 2003 compared to 2002 due to lower average cash balances.

Income Tax Expense (Benefit). Income tax expense was $1.8 million for 2003 compared to an income tax benefit of $1.4 million for 2002. Our effective tax rate for 2003 was 51% compared to (83)% for 2002. During 2003, we recorded a $1.4 million valuation allowance against our beginning of the year net deferred tax assets due to our 2003 operating losses which

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

resulted in the realizability of the net deferred tax assets to no longer be considered more likely than not. In addition, we recorded approximately $400,000 of income tax expense in 2003, due to the earnings of certain of our foreign operations as well as a reduction in the anticipated amount of tax refunds resulting from research and development credits filed for in 2002. During 2002, we recorded a one-time tax benefit of $750,000, which resulted from our filing amended prior year tax returns to claim additional research and experimentation credits for prior years.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenues. Net revenues were $47.1 million for 2002 compared to $51.6 million for 2001, a decrease of $4.5 million or 9%. Net revenues for our temperature management segment decreased $8.5 million or 33%. This decline was offset by increases in net revenues in both our positioner/docking hardware and tester interface segments of $726,000 or 4% and $3.2 million or 55%, respectively. We believe that the significant decrease in net revenues for our temperature management segment reflected the severe cyclical downturn in demand for ATE in the industry generally and, more specifically, the demand for products used in research and product development by semiconductor manufacturers declined in 2002 compared to 2001. We believe the increase in net revenues for our positioner/docking hardware segment reflected the aforementioned increased demand we experienced for our products in the second and third quarters of 2002, due to significant under spending in 2001. We believe the significant increase in the net revenues of our tester interface segment was primarily the result of the increased demand for our products in the second and third quarters of 2002.

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

Selling Expense. Selling expense was $8.5 million for 2002 compared to $8.8 million for 2001, a decrease of $276,000 or 3%. We attribute the decrease primarily to decreased commission expense, which declined $409,000 due to the lower sales levels at our temperature management segment. However, this trend was partially offset by a $333,000 increase in commission expense in our positioner/docking hardware and tester interface product segments, where end user sales increased in 2002 compared to 2001. In addition, salary and benefit expenditures decreased $276,000 in 2002 as compared to 2001, primarily as a result of our cost containment program.

Engineering and Product Development Expense. Engineering and product development expense was $5.7 million for 2002 compared to $6.1 million for 2001, a decrease of $464,000 or 8%. We attribute the decrease primarily to a $402,000 decline in salary and benefit expense resulting from our cost containment program and, to a lesser extent, reduced expenditures for travel. These declines were partially offset by increased spending on product development initiatives in 2002 compared to 2001.

General and Administrative Expense. General and administrative expense was $5.9 million for 2002 compared to $7.9 million for 2001, a decrease of $2.0 million or 25%. We attribute the decrease primarily to the elimination of goodwill amortization of $381,000 in 2002, reductions in salary and benefit expense of $1.1 million and reductions of $298,000 in travel. In addition, there were reductions in spending on professional services, outside directors' fees and data processing. The reduction in salary and benefits expense reflects the results of our cost containment program, combined with the fact that 2001 included an accrual for separation payments to a former executive of one of our subsidiaries. The reductions in all other areas, with the exception of goodwill amortization, reflect the results of our cost containment program.

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

Other Income. Other income was $143,000 for 2002 compared to $551,000 for 2001, a decrease of $408,000 or 74%. The decline is primarily the result of reduced levels of interest income due to lower interest rates, an increase of $92,000 in foreign exchange translation losses and reductions in the level of third party royalty income from the licensing of our intellectual property caused by the continued industry downturn.

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

Liquidity and Capital Resources

Net cash used in operations for the year ended December 31, 2003 was $1.4 million compared to net cash provided by operations of $2.5 million in 2002. The swing from cash provided by operations in 2002 to cash used in operations in 2003 was primarily the result of our operating losses in 2003. Also contributing to this swing was the growth in accounts receivable and inventories. Accounts receivable increased $2.4 million from December 31, 2002 to December 31, 2003 due to higher net revenue levels in the fourth quarter of 2003 compared to the same period in 2002, while inventories increased $229,000, primarily due to the purchasing of materials to fulfill current and future orders. Refundable domestic income taxes decreased $948,000, primarily as the result of state and federal income tax refunds received during 2003. Deferred tax assets decreased $1.4 million, primarily as a result of recording a full valuation allowance against our net deferred tax assets. Accounts payable increased $1.1 million due to increased purchases to support higher production levels during the fourth quarter of 2003 compared to the same period in 2002. Accrued expenses increased $933,000 primarily as a result of increased accruals for product warranty expense as previously discussed. In addition, there were increases in accruals for wages and sales commissions.

Purchases of property and equipment were $1.7 million for the year ended December 31, 2003, which consisted of $714,000 primarily for demonstration equipment for our Temptronic facility, $458,000 primarily for computer hardware and software related to the implementation of a new ERP system for our Cherry Hill facility and $369,000 primarily for demonstration equipment and equipment for our machine shop at our Sunnyvale facility. The balance of purchases were for equipment for our foreign subsidiaries.

Net cash provided by financing activities for the year ended December 31, 2003 was $53,000, which consisted of $139,000 in proceeds received from the exercise of employee stock options offset by $86,000 in payments made under capital lease obligations.

Our total committed contracts that will affect cash over the next five years and beyond are as follows:

	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2004	2005	2006	2007	2008	2009 & Beyond	Total
Capital lease obligations	$ 93	$ 100	$ 17	$ -	$ -	$ -	$ 210
Operating lease obligations	1,949	1,369	1,266	1,266	1,266	2,446	9,562
Letters of credit	200	-	-	-	-	-	200
Committed capital expenditure projects	234	-	-	-	-	-	234
	$2,476	$1,469	$1,283	$1,266	$1,266	$2,446	$10,206

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have a secured credit facility that provides for maximum borrowings of $200,000. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of a letter of credit in the face amount of $200,000. We pay a quarterly commitment fee of 0.425% per annum on the unused portion of the facility; however, based upon current projected usage, we do not expect to pay a fee in 2004. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2004. We currently plan to renew this facility at its current size to support the issuance of the letter of credit. We do not currently foresee any reason that we will not be able to renew or replace this credit facility upon its expiration.

We believe that our existing cash balances plus the anticipated cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, the current industry consensus is that an upturn has begun, and that the industry will sustain moderate quarter-over-quarter growth in bookings and net revenues throughout 2004 and into 2005. However, if the upturn were to be more rapid than we expect, or if the upturn should falter and the industry should enter another downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, effective December 17, 2003. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB No. 104.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148. We have determined that we will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002. The adoption of this interpretation did not have a material impact on our results of operations, financial condition or long-term liability.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We use consistent methodologies to evaluate all inventories for net realizable value. We record a provision for excess and obsolete inventory based upon our review process. The criteria to determine if inventory is excess or obsolete are if (1) the inventory was not utilized in a work order during the prior 12 months or (2) if the excess quantity of inventory on hand is greater than the average annual usage of that inventory (or in the case of our temperature management systems, three years of average annual usage due to the after-sale service requirements of these products). In addition, operations and accounting staff review inventory that would not meet these criteria for excess or obsolescence to determine if additional obsolescence charges are necessary based upon assumptions about future demand, product mix and possible alternative uses. Finally, in certain cases, a subjective amount is recorded based upon either additional facts which would not give rise to an obsolescence charge under the initial obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. In 2003, we recorded an inventory obsolescence charge for excess and obsolete inventory of $886,000.

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows per the projections, then we would record an impairment charge. We measure the impairment based upon the projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

When we determine that an impairment review is necessary for goodwill, we compare the fair value of our reporting units to their carrying values. If the result from this analysis indicates that an impairment charge is required, the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2003, we did not record any impairment charges for identifiable intangibles, long-lived assets or goodwill. Intangibles, long-lived assets and related goodwill were $6.1 million at December 31, 2003.

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. During 2003, we recorded a $1.4 million valuation allowance against our beginning of year net deferred tax assets due to the cumulative losses we have generated during recent years.

Finally, in connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that will occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. In 2003, we recorded product warranty charges of $1.9 million.

Risks That Could Affect Future Results

The factors discussed below are cautionary statements that identify important factors that could cause our actual results to differ materially from those expressed or implied by our forward-looking statements. These factors may also cause our future results to differ materially from our prior results.

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology, and include, but are not limited to, statements made in this Report regarding:

    the indicators of the reversal of the downturn in the IC and ATE industries;
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

The recent downturn in the semiconductor and ATE industries is the worst these industries have ever experienced. This climate created significantly diminished demand for our products, excess manufacturing capacity in our plants, and the erosion of average selling prices. While current industry forecasts suggest that the downturn in the semiconductor and ATE industries may be reversing, we cannot be certain that such reversal will be prolonged or that it indicates the beginning of an up-cycle. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. An up-cycle that is more rapid than we expect may require additional debt or equity financing to meet working capital requirements or capital expenditure needs. We cannot be sure that such financing will be available when required or on acceptable terms.

Our sales reflect the cyclicality of the semiconductor industry, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downtown. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have contributed in the past, and will likely continue to contribute in the future, to fluctuations in our operating results.

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
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    the technological obsolescence of our inventories;
    quantities of our inventories greater than is reasonably likely to be utilized in future periods;
    significant product warranty charges;
    the recording of valuation allowances against deferred tax assets;
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

If we are not able to control our operating expenses during a cyclical downturn, or if an upturn is more rapid than we anticipate, we may not have sufficient cash to operate our businesses.

During the recent cyclical downturn, we implemented cost containment strategies with a goal of reducing our operating expenses and preserving our cash. These strategies included workforce reductions at all of our facilities worldwide, salary reductions for all employees worldwide, a temporary elimination of domestic retirement benefits and additional cost controls on other expenditures. If the downturn continues and we are not able to control our operating expenses, they could increase and the level of our cash may not be sufficient to operate our businesses. Conversely, if the downturn has ended and a strong upturn ensues, we may need additional cash to finance our working capital needs or for capital expenditures. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2004 and 2021, and we have pending applications for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and in many cases, cannot be protected. We cannot be certain that:
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

inTEST Corporation
Annual Report on Form 10-K

Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our business will suffer if we cannot compete successfully with manufacturers whose products are similar to ours.

We compete with numerous manufacturers, many of whom have greater financial resources and more extensive design and production capabilities than we do. Some of our principal competitors in the sale of manipulator, docking and tester interface products are Reid-Ashman Manufacturing, Microhandling GmbH, Esmo AG, Credence Systems, LTX, Teradyne and Cerprobe. Some of our principal competitors in the sale of temperature-management products are Trio-Tech International, Thermonics and ERS Elektronik GmbH. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer satisfaction worldwide. If we are not able to compete successfully, our business will suffer.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Agilent Technologies and Texas Instruments accounted for 18% and 11%, respectively, of our net revenues in 2003. Our ten largest customers accounted for approximately 60% of our net revenues in 2003. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 23% and 12% of consolidated net revenues in 2003 and 2002, respectively. Export sales from our U.S. manufacturing facilities totaled $10.5 million, or 22% of consolidated net revenues, in 2003 and $8.1 million, or 17% of consolidated net revenues, in 2002. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 14% in 2003 and 7% in 2002. We expect our international revenues will continue to represent a significant portion of total net revenues. To date, we have not experienced significant problems in our foreign operations. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

In 2003, approximately 2% of our net revenues were denominated in Japanese yen, approximately 2% were dominated in British pounds, and approximately 8% were dominated in Euros. Fluctuations in the values of these currencies could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen, British pound or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our UK operation, approximately 60% of our sales are in U.S. dollars or Euros and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. In our Japanese operation, 100% of our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. In our other German operation, a portion of our sales are occasionally in U.S. dollars but all of our manufacturing costs are in Euros. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the British pound, the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of December 31, 2003, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of December 31, 2003, we had cash and cash equivalents of $5.1 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2003 would have decreased by less than $70,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

inTEST Corporation
Annual Report on Form 10-K

Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

Item 9A.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Annual Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 9A contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures. The SEC requires that as of the end of the year covered by this Report, our CEO and CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

inTEST Corporation
Annual Report on Form 10-K

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. That evaluation did not identify any such change during our most recent fiscal quarter. As discussed elsewhere in this Report, on October 1, 2003, the Company implemented the first phase of a new order-entry and accounting information system that will be implemented at each of our subsidiaries over the next 18 to 24 months. The implementation of the new ERP system necessarily involves changes to our procedures for internal control over financial reporting. The CEO and CFO believe, however, that our existing procedures provide, and our new procedures will continue to provide, appropriate internal control over financial reporting.

PART III:

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS

Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, or, if our proxy statement is not filed on or before April 29, 2004, will be filed by that date by an amendment to this Form 10-K.

Item 11:   EXECUTIVE COMPENSATION

Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, or, if our proxy statement is not filed on or before April 29, 2004, will be filed by that date by an amendment to this Form 10-K.

inTEST Corporation
Annual Report on Form 10-K

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Report. Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, or, if our proxy statement is not filed on or before April 29, 2004, will be filed by that date by an amendment to this Form 10-K.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, or, if our proxy statement is not filed on or before April 29, 2004, will be filed by that date by an amendment to this Form 10-K.

Item 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G to Form 10-K, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders to be filed with the SEC, or, if our proxy statement is not filed on or before April 29, 2004, will be filed by that date by an amendment to this Form 10-K.

PART IV:

Item 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The documents filed as part of this Annual Report on Form 10-K are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable report of our independent auditors are included in Part II, Item 8 of this Annual Report on Form 10-K.

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

On October 23, 2003, we filed a Report on Form 8-K furnishing information responsive to the requirements of Items 7 and 12 of that form regarding our financial results for the quarter ended September 30, 2003. Information that is furnished is not deemed to be "filed" for the purpose of Section 18 of the Exchange Act and is not incorporated by reference into any filing under the Securities Act or the Exchange Act.

(c)     Exhibits required by Item 601 of Regulation S-K:

inTEST Corporation
Annual Report on Form 10-K

Item 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)(*)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)(*)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.8	Amended and Restated 1997 Stock Plan. (7)(*)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company.
14	Code of Ethics
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.
- 29 -

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
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2004

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 30, 2004

/s/ Daniel J. Graham Daniel J. Graham, Vice Chairman, Executive Vice President	March 30, 2004

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 30, 2004

/s/ Richard O. Endres Richard O. Endres, Director	March 30, 2004

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 30, 2004

/s/ Gregory W. Slayton Gregory W. Slayton, Director	March 30, 2004

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 30, 2004

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)(*)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)(*)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.8	Amended and Restated 1997 Stock Plan. (7)(*)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company.
14	Code of Ethics
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as of and for the three years ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets arising from business combinations.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 1, 2004

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2003        2002
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 5,116    $ 8,145
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $125 and $130, respectively                  9,183      6,584
  Inventories                                                         7,332      7,002
  Deferred tax asset                                                      -        863
  Refundable domestic income taxes                                      751      1,699
  Other current assets                                                  557        487
     Total current assets                                            22,939     24,780

Property and equipment:
  Machinery and equipment                                            10,572      9,007
  Leasehold improvements                                              2,527      2,480
                                                                     13,099     11,487
  Less: accumulated depreciation                                     (8,560)    (6,596)

     Net property and equipment                                       4,539      4,891

Deferred tax assets                                                       -        577
Other assets                                                            680        691
Goodwill                                                              1,384      1,243
Intangible assets, net                                                  435        400

     Total assets                                                   $29,977    $32,582
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 3,507    $ 2,388
  Accrued expenses                                                    3,391      2,425
  Domestic and foreign income taxes payable                             278        116
  Capital lease obligations                                              93         86
     Total current liabilities                                        7,269      5,015
Capital lease obligations, net of current portion                       117        210

     Total liabilities                                                7,386      5,225

Commitments and Contingencies (Notes 9, 11 and 14)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,737,505 and 8,700,005 shares issued, respectively                 87         87
  Additional paid-in capital                                         21,955     21,816
  Retained earnings                                                   2,393      7,844
  Accumulated other comprehensive income (loss)                         478        (68)
  Treasury stock, at cost; 375,648 shares                            (2,322)    (2,322)
     Total stockholders' equity                                      22,591     27,357

     Total liabilities and stockholders' equity                     $29,977    $32,582
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2003       2002      2001
                                                     -------   --------   --------
Net revenues                                         $48,028    $47,127   $ 51,627
Cost of revenues                                      29,179     28,888     38,916
                                                     -------    -------   --------
      Gross margin                                    18,849     18,239     12,711
                                                     -------    -------   --------
Operating expenses:
   Selling expense                                    10,190      8,478      8,754
   Engineering and product development
    expense                                            6,402      5,668      6,132
   General and administrative expense                  6,091      5,899      7,902
   Impairment of goodwill                                  -          -      4,612
                                                     -------    -------   --------
      Total operating expenses                        22,683     20,045     27,400
                                                     -------    -------   --------
Operating loss                                        (3,834)    (1,806)   (14,689)
                                                     -------    -------   --------
Other income (expense):
   Interest income                                        67        110        213
   Interest expense                                      (19)       (40)       (31)
   Other                                                 176         73        369
                                                     -------    -------   --------
      Total other income                                 224        143        551
                                                     -------    -------   --------
Loss before income taxes                              (3,610)    (1,663)   (14,138)
Income tax expense (benefit)                           1,841     (1,380)    (2,809)
                                                     -------    -------   --------
      Net loss                                       $(5,451)   $  (283)  $(11,329)
                                                    ========    =======   ========

Net loss per common share - basic and diluted         $(0.65)    $(0.03)    $(1.37)

Weighted average common shares outstanding -
  Basic and diluted                                8,332,320  8,317,350  8,279,356

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ----------------------------
                                                        2003      2002      2001
                                                      -------   -------   --------

Net loss                                              $(5,451)   $(283)   $(11,329)

Foreign currency translation adjustments                  546      383        (151)
                                                      -------    -----    --------

Comprehensive earnings (loss)                         $(4,905)   $ 100    $(11,480)
                                                      =======    =====    ========

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                  Accum.
                                                                  Other
                                 Common Stock   Addt'l            Comp.              Equity               Total
                               ---------------- Paid-In Retained  Income   Deferred   Part.   Treasury Stockholders'
                                Shares   Amount Capital Earnings  (Loss)     Comp.  Plan Note   Stock     Equity
                               --------- ------ ------- -------- --------- -------- --------- -------- -------------

Balance, Jan. 1, 2001          8,658,511  $  87 $22,328  $19,456   $(300)   $  (98)  $(3,075)  $    -    $38,398

Net loss                               -      -       -  (11,329)      -         -         -        -    (11,329)
Other comprehensive
  loss                                 -      -       -        -    (151)        -         -        -       (151)
Amortization of deferred
  compensation                         -      -       -        -       -        58         -        -         58
Elimination of deferred
  compensation related to
  stock options forfeited              -      -     (24)       -       -        24         -        -          -
Principal payments by
  Equity Participation Plan            -      -       -        -       -         -       147        -        147
Termination of Equity
  Participation Plan and
  acquisition of
  treasury stock                       -      -    (604)       -       -         -     2,928   (2,324)         -
Stock options exercised           34,674      -     100        -       -         -         -        -        100
Tax benefit from exercise
  of stock options                     -      -      22        -       -         -         -        -         22
Acquisition and retire-
  ment of treasury stock          (4,226)     -     (41)       -       -         -         -        -        (41)
Cancellation of escrow
  shares                          (3,754)     -       -        -       -         -         -        -          -
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------

Balance, Dec. 31, 2001         8,685,205     87  21,781    8,127    (451)      (16)        -   (2,324)    27,204

Net loss                               -      -       -     (283)      -         -         -        -       (283)
Other comprehensive
  income                               -      -       -        -     383         -         -        -        383
Amortization of
  deferred compensation                -      -       -        -       -        16         -        -         16
Stock options exercised           14,800      -      38        -       -         -         -        -         38
Tax benefit from exercise
  of stock operations                  -      -      21        -       -         -         -        -         21
Adjustment for termination
  of Equity Participation
  Plan                                 -      -     (24)       -       -         -         -        2        (22)
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------

Balance, Dec. 31, 2002         8,700,005     87  21,816    7,844     (68)        -         -   (2,322)    27,357

Net loss                               -      -       -   (5,451)      -         -         -        -     (5,451)
Other comprehensive
  income                               -      -       -        -     546         -         -        -        546
Stock options exercised           37,500      -     139        -       -         -         -        -        139
                               ---------  ----- -------  -------   -----    ------   -------  -------    -------

Balance, Dec. 31, 2003         8,737,505  $  87 $21,955  $ 2,393   $ 478    $    -   $     -  $(2,322)   $22,591
                               =========  ===== =======  =======   =====    ======   =======  =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ----------------------------
                                                                         2003      2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------   -------   --------
  Net loss                                                             $(5,451)  $  (283)  $(11,329)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        2,027     1,917      2,182
    Impairment of goodwill                                                   -         -      4,612
    Tax benefit from exercise of stock options                               -        21         22
    Deferred taxes                                                       1,440       129        (72)
    Foreign exchange loss                                                   12       104         15
    Deferred compensation relating to stock options                          -        16         58
    Loss on disposal of fixed assets                                         -        30          9
    Proceeds from sale of demonstration equipment, net of gain              85        60        121
    Changes in assets and liabilities, net of effect of acquisition:
      Trade accounts and notes receivable                               (2,365)   (1,351)     9,429
      Inventories                                                         (229)      640      4,973
      Refundable domestic and foreign income taxes                         948       568     (1,476)
      Other current assets                                                 (53)      (46)        31
      Other assets                                                          43       (15)      (277)
      Accounts payable                                                   1,086       364     (2,629)
      Accrued expenses                                                     933       289     (1,454)
      Domestic and foreign income taxes payable                            142        57       (553)
                                                                       -------   -------   --------
Net cash provided by (used in) operating activities                     (1,382)    2,500      3,662
                                                                       -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                              -      (580)         -
  Purchase of property and equipment                                    (1,657)   (1,016)    (2,378)
                                                                       -------   -------   --------
Net cash used in investing activities                                   (1,657)   (1,596)    (2,378)
                                                                       -------   -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt                                                -      (190)         -
  Proceeds from financing of property and equipment                          -         -        216
  Repayments of capital lease obligations                                  (86)      (81)       (65)
  Note receivable repayments from Equity Participation Plan                  -         -        147
  Acquisition of treasury stock                                              -         -        (41)
  Proceeds from stock options exercised                                    139        38        100
  Other                                                                      -       (22)         -
                                                                       -------   -------   --------
Net cash provided by (used in) financing activities                         53      (255)       357
                                                                       -------   -------   --------
Effects of exchange rates on cash                                          (43)      215        (40)
                                                                       -------   -------   --------
Net cash provided by (used in) all activities                           (3,029)      864      1,601
Cash and cash equivalents at beginning of period                         8,145     7,281      5,680
                                                                       -------   -------   --------
Cash and cash equivalents at end of period                             $ 5,116   $ 8,145   $  7,281
                                                                       =======   =======   ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Fair value of assets acquired, net of cash acquired                            $   558
  Liabilities assumed                                                               (288)
  Goodwill resulting from acquisition                                                310
                                                                                 -------
Net cash paid for acquisition                                                    $   580
                                                                                 =======
Capital lease additions                                                $     -   $     -   $    226
                                                                       =======   =======   ========
Treasury stock acquired as repayment of Equity
  Participation Plan note receivable                                   $     -   $     -   $  2,324
                                                                       =======   =======   ========

Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (692)  $ (2,150)  $  (752)
  Interest                                                                  19         40        29

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

On October 1, 2002, we completed the acquisition of INTESTLOGIC GmbH ("INTESTLOGIC") (formerly known as Intelogic Technologies GmbH), a privately-held German corporation which designs, manufactures and markets positioner and docking hardware products. See Note 3 for further discussion of this transaction.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, inventory, deferred income tax valuation allowances and product warranty reserves, are particularly impacted by estimates.

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Cash and Cash Equivalents

Short-term investments which have maturities of three months or less when purchased are considered to be cash equivalents and are carried at cost, which approximates market value.

Credit Risks

We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. Bad debt expense (recovery) was $0, $(1), and $(104) for the years ended December 31, 2003, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined under the first-in first-out (FIFO) method.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1,987, $1,917 and $1,801 for the years ended December 31, 2003, 2002 and 2001, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Goodwill at both December 31, 2003 and 2002 relates to the positioner/docking hardware segment. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2003 and 2002 are as follows:

	2003	2002
Balance - Beginning of period	$1,243	$ 933
Goodwill recorded during the year	-	310
Impact of foreign currency translation	141	-
Balance - End of period	$1,384	$1,243

There was no goodwill amortization in 2003 or 2002. For the year ended December 31, 2001, goodwill amortization was $381. The following table sets forth our results for the years ended December 31, 2003, 2002 and 2001, respectively, assuming goodwill had not been amortized.

	Years Ended December 31,
	2003	2002	2001
Net loss	$(5,451)	$(283)	$(11,329)
Add back: Goodwill amortization	-	-	381
Adjusted net loss	$(5,451)	$(283)	$(10,948)

Basic and diluted loss per share:
Net loss	$(0.65)	$(0.03)	$(1.37)
Goodwill amortization	-	-	0.05
Adjusted net loss	$(0.65)	$(0.03)	$(1.32)

Prior to January 1, 2002, we assessed our goodwill for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, when events or circumstances so indicated. As of September 30, 2001, we performed an assessment of our goodwill for impairment due to the industry downturn ongoing at that time. As a result of this assessment, a $4,612 impairment charge was recorded for the goodwill associated with our acquisition of TestDesign Corporation. The impairment charge was equal to the net book value of this goodwill as of that date. No impairment was indicated for the goodwill that is associated with the acquisition of the minority interests in three of our foreign subsidiaries, which had a net book value of $933 at December 31, 2001.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of December 31, 2003, definite life intangibles totaled $435, net of amortization of $40. These definite life intangibles are the result of our acquisition of INTESTLOGIC (completed on October 1, 2002) and are being amortized over ten years (see Note 3 for more information on this acquisition). This definite life intangible asset is a technology based intangible which includes unpatented technology (on which a patent application has been filed). They are allocated to the positioner/docking hardware segment. Amortization expense for the year ended December 31, 2003 was $40. Estimated amortization expense for each of the next five years is $40.

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

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:

	Years Ended December 31,
	2003	2002	2001
Weighted average common shares outstanding -- basic	8,332,320	8,317,350	8,279,356
Potentially dilutive securities:
Employee stock options	-	-	-

Weighted average common shares outstanding -- diluted	8,332,320	8,317,350	8,279,356

For the years ended December 31, 2003, 2002 and 2001, an average of 952,682, 917,050 and 928,294 employee stock options with weighted average exercise prices of $3.86, $5.81 and $8.45, respectively, were excluded from the calculation because their effect was anti-dilutive. For the year ended December 31, 2001, weighted average common shares outstanding exclude unallocated shares of common stock held by the Temptronic Corporation Equity Participation Plan ("EPP") (see Note 11).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2003, 2002 and 2001 was $1,897, $1,070 and $1,044, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2003 and 2002:

	2003	2002
Balance - Beginning of period	$ 558	$ 451
Payments made under warranty	(1,353)	(963)
Accruals for product warranties issued	1,897	1,070
Balance - End of period	$ 1,102	$ 558

Stock-Based Compensation

At December 31, 2003, we have certain stock-based employee compensation plans, which are described more fully in Note 8. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

Prior to our merger with Temptronic Corporation ("Temptronic"), Temptronic had granted certain non-qualified stock options to employees which had an exercise price below the estimated fair value of Temptronic's common stock at the date of grant. For these options, compensation cost, equaling the difference between the fair market value of the underlying stock and the cost to exercise the options, was recorded as deferred compensation at the date of grant. This cost is amortized to expense as the options vest. Total compensation cost recognized for the years ended December 31, 2003, 2002 and 2001 was $0, $16 and $58, respectively.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002	2001
Net loss, as reported	$ (5,451)	$ (283)	$(11,329)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	-	10	38
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(871)	(2,138)	(2,339)
Pro forma net loss	$(6,322)	$(2,411)	$(13,630)
Net loss per share:
Basic and diluted - as reported	$(0.65)	$(0.03)	$(1.37)
Basic and diluted - pro forma	$(0.76)	$(0.29)	$(1.65)

The fair value for stock options granted in 2003, 2002 and 2001 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2003	2002	2001
Risk-free interest rate	2.88%	2.63%	4.40%
Dividend yield	0.00%	0.00%	0.00%
Expected common stock market price volatility factor	.89	.89	1.01
Weighted average expected life of stock options	5 years	5 years	5 years

The per share weighted average fair value of stock options issued in 2003, 2002 and 2001 was $2.13, $1.92 and $2.91, respectively.

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

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss).

Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations approximated their carrying value based upon the rates offered to us for similar type arrangements.

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, effective December 17, 2003. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB No. 104.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148. We have determined that we will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002. The adoption of this interpretation did not have a material impact on our results of operations, financial condition or long-term liability.

(3)   ACQUISITION

On October 1, 2002, we acquired INTESTLOGIC, a privately-held German corporation. INTESTLOGIC is engaged in the design, manufacture and sale of positioner and docking hardware products used by semiconductor manufacturers. The transaction was structured as a purchase of all of the capital stock of INTESTLOGIC. The purchase price consisted of a cash payment of $395, plus transaction costs of $185. In addition, up to 200,000 shares of our stock will be issued to the seller if certain revenue targets are achieved during 2004. These shares have been placed in escrow. Immediately after the acquisition, we made additional cash payments of $190 to retire outstanding shareholder loans and bank debt. The following is an allocation of the purchase price:

Cash payment	$395
Transaction costs	185
580
Estimated fair value of identifiable assets acquired, net of liabilities assumed	270
Goodwill	$310

The estimated fair value of identifiable assets acquired, net of liabilities assumed, includes $400 which represents a definite life intangible which is being amortized over ten years. The definite life intangible is unpatented technology (on which a patent application has been filed) and has been allocated to the positioner/docking hardware segment.

(4)   SEGMENT INFORMATION

We have three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and INTESTLOGIC GmbH (Germany). Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   SEGMENT INFORMATION (Continued)

	Years Ended December 31,
Net revenues from unaffiliated customers:	2003	2002	2001
Positioner/Docking Hardware	$24,364	$20,737	$20,086
Temperature Management	16,780	17,706	25,799
Tester Interface	11,132	10,333	6,840
Intersegment sales	(4,248)	(1,649)	(1,098)
	$48,028	$47,127	$51,627
Intersegment sales:
Positioner/Docking Hardware	$ 10	$ 25	$ 100
Temperature Management	1,317	433	75
Tester Interface	2,921	1,191	923
	$4,248	$1,649	$1,098
Depreciation/amortization:
Positioner/Docking Hardware	$1,085	$ 945	$1,283
Temperature Management	523	547	518
Tester Interface	419	425	381
	$2,027	$1,917	$2,182
Operating income (loss):
Positioner/Docking Hardware	$(3,901)	$(2,236)	$ (5,882)
Temperature Management	(1,637)	(1,293)	(1,467)
Tester Interface	1,704	1,723	(7,340)
	$(3,834)	$(1,806)	$(14,689)
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$ (3,796)	$ (2,181)	$ (5,464)
Temperature Management	(1,521)	(1,191)	(1,334)
Tester Interface	1,707	1,709	(7,340)
	$(3,610)	$(1,663)	$(14,138)
Income tax expense (benefit):
Positioner/Docking Hardware	$1,242	$(1,262)	$(1,635)
Temperature Management	376	(674)	(327)
Tester Interface	223	556	(847)
	$1,841	$(1,380)	$(2,809)
Net earnings (loss):
Positioner/Docking Hardware	$(5,038)	$ (919)	$ (3,829)
Temperature Management	(1,897)	(517)	(1,007)
Tester Interface	1,484	1,153	(6,493)
	$(5,451)	$ (283)	$(11,329)
Capital expenditures:
Positioner/Docking Hardware	$ 560	$ 352	$ 910
Temperature Management	728	380	1,285
Tester Interface	369	284	183
	$1,657	$1,016	$2,378
	December 31,
Identifiable assets:	2003	2002
Positioner/Docking Hardware	$16,568	$17,916
Temperature Management	9,056	10,179
Tester Interface	4,353	4,487
	$29,977	$32,582

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   SEGMENT INFORMATION (Continued)

We began to allocate corporate overhead to our subsidiaries during the first quarter of 2002. Previously, all costs associated with our executive management team were charged to the Cherry Hill, New Jersey operation which is included in the positioner/docking hardware segment. The 2001 segment information has been reclassified to be comparable to the current year presentation. The $4,612 charge for impairment of goodwill in 2001 was incurred by the tester interface segment.

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.

	Years Ended December 31,
	2003	2002	2001
Net revenues from unaffiliated customers:
U.S.	$36,762	$41,306	$44,668
Europe	4,584	2,710	4,057
Asia-Pacific	6,682	3,111	2,902
	$48,028	$47,127	$51,627
	December 31,
Long-lived assets:	2003	2002
U.S.	$3,914	$4,092
Europe	523	631
Asia-Pacific	102	168
	$4,539	$4,891

(5)   MAJOR CUSTOMERS

Agilent Technologies accounted for 18%, 16% and 15% of our consolidated net revenues in 2003, 2002 and 2001, respectively. Texas Instruments accounted for 11% and 10% of our consolidated net revenues in 2003 and 2002, respectively. During the years ended December 31, 2003, 2002 and 2001, no other customer accounted for 10% or more of our consolidated net revenues.

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2003	2002
Raw materials	$3,531	$3,577
Work in process	2,819	2,005
Finished goods	982	1,420
	$7,332	$7,002

(7)   DEBT

Line of Credit

As of December 31, 2003, we had a secured credit facility which provided for maximum borrowings of $200. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of a letter of credit in the face amount of $200. We pay a quarterly commitment fee of 0.425% per annum on the unused portion of the facility; however, based upon current projected usage, we do not expect to pay a fee in 2004. The terms of the loan agreement require that we maintain a minimum level of $200 of domestic cash. This credit facility expires on September 30, 2004.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   DEBT (Continued)

Letter of Credit

We have an outstanding letter of credit in the amount of $200 as of December 31, 2003 and 2002. This letter of credit was originally issued in December 2000 as a security deposit under a lease, which our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2005; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

Capital Lease Obligations

On January 31, 2001, we entered into two capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2003 are as follows:

2004	$105
2005	105
2006	17
2007	-
2008	-
Total minimum lease payments	227
Less: Amount representing interest	17
Present value of minimum lease payments	210
Less: Current portion of capital leases	93
Obligations under capital lease, excluding current portion	$117

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

In connection with our merger with Temptronic, outstanding incentive and non-qualified stock options to acquire Temptronic common stock were converted into 175,686 stock options to acquire our stock at a conversion ratio of 0.925, with appropriate adjustment to the exercise price. These stock options, which are not subject to the Plan, generally vest over four to five years.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   STOCK OPTION PLAN (Continued)

The following table summarizes the stock option activity for the three years ended December 31, 2003:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2001 (196,386 exercisable)	1,025,002	$ 9.84
Granted	361,000	5.81
Exercised	(34,674)	2.91
Canceled	(329,403)	14.09
Options outstanding, December 31, 2001 (386,930 exercisable)	1,021,925	6.62
Granted	108,000	4.04
Exercised	(14,800)	2.59
Canceled	(423,050)	10.05
Options outstanding, December 31, 2002 (365,715 exercisable)	692,075	4.20
Granted	340,000	3.04
Exercised	(37,500)	3.70
Canceled	(26,700)	4.07
Options outstanding, December 31, 2003 (597,725 exercisable)	967,875	3.82

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted Average Remaining Life	Weighted Average Exercise Price of Outstanding Options	Number Exercisable at December 31, 2003	Weighted Average Exercise Price of Exercisable Options

$2.99 - $3.35	595,000	8.61 years	$3.10	319,250	$3.13
$3.61 - $4.44	207,275	6.28 years	$4.04	134,875	$4.19
$6.00 - $6.75	165,600	4.40 years	$6.10	143,600	$6.05
	967,875		$3.82	597,725	$4.07

(9)   COMMITMENTS AND CONTINGENCIES

Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2011. Total rental expense for the years ended December 31, 2003, 2002 and 2001 was $2,076, $2,003 and $2,241, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   COMMITMENTS AND CONTINGENCIES

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2003 are as follows:

2004	$1,949
2005	$1,369
2006	$1,266
2007	$1,266
2008	$1,266
Thereafter	$2,446

Contingencies

As part of a prior contractual arrangement with a former executive of a subsidiary, we have agreed to provide life insurance in the amount of $300 to this former executive until he reaches the age of sixty-five. The provision of this life insurance benefit is self-insured by us. As of December 31, 2003, this individual was sixty-one years old. No amounts have been recorded by us for this contingency as of December 31, 2003.

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of foreign subsidiaries for which U.S. income taxes have not been provided, since the amounts are permanently reinvested, was approximately $1,732, $3,003 and $3,685 at December 31, 2003, 2002 and 2001, respectively.

Total income tax expense (benefit) was allocated as follows:

	Years Ended December 31,
	2003	2002	2001
Income (loss) from operations	$1,841	$(1,380)	$(2,809)
Stockholders' equity, for tax benefit derived from exercise and sale of stock option shares	-	(21)	(22)
	$1,841	$(1,401)	$(2,831)

Loss before income taxes was as follows:

	Years Ended December 31,
	2003	2002	2001
Domestic	$(3,106)	$(1,076)	$(13,618)
Foreign	(504)	(587)	(520)
	$(3,610)	$(1,663)	$(14,138)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2003	2002	2001
Current
Domestic -- Federal	$ 185	$(1,583)	$(2,585)
Domestic -- state	-	(310)	(69)
Foreign	216	(27)	(83)
	401	(1,920)	(2,737)
Deferred:
Domestic -- Federal	1,371	587	(143)
Domestic -- state	69	(47)	71
	1,440	540	(72)
Income tax expense (benefit)	$1,841	$(1,380)	$(2,809)

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2003 and 2002:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$2,082	$ 470
Inventories	416	568
Accrued vacation pay	237	165
Foreign tax credit carryforward	228	228
Accrued warranty	180	202
Allowance for doubtful accounts	45	47
Accrued bonuses	12	14
Property and equipment	3	9
Other	10	8
	3,213	1,711
Valuation allowance	(3,191)	(218)
Deferred tax assets	22	1,493
Deferred tax liabilities:
Accrued royalty income	(22)	(53)
Deferred tax liabilities	(22)	(53)

Net deferred tax asset	$ -	$1,440

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of the beginning of 2003 and 2002 was $218 and $178, respectively. The net change in the valuation allowance for the years ended December 31, 2003 and 2002 was an increase of $2,973 and $40, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2023. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2003.

An analysis of the effective tax rate for the years ended December 31, 2003, 2002 and 2001 and a reconciliation from the expected statutory rate of 34% is as follows:

	Years Ended December 31,
	2003	2002	2001
Expected income tax provision at U.S. statutory rate	$(1,227)	$ (565)	$(4,807)
State taxes, net of Federal benefit	-	(236)	1
Increase (decrease) in tax from:
Federal credits	185	(661)	-
Foreign income tax rate differences	571	172	92
Change in valuation allowance related to Federal and state	2,327	90	-
EIE exclusion	(13)	(189)	-
Non-deductible goodwill and other permanent differences	19	19	1,913
Other	(21)	(10)	(8)
Income tax expense (benefit)	$1,841	$(1,380)	$(2,809)

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age are eligible to participate in the plan. During the third quarter of 2002 and the first quarter of 2001, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Effective April 1, 2001, the 401(k) plan matching contributions were temporarily suspended due to our cost containment efforts. Contributions began again on July 1, 2002 but were suspended effective October 1, 2002, also due to cost containment efforts. Future matching contributions are discretionary. Employer contributions vest over a six-year period. We contributed $0, $83 and $77 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, which was merged into the plan for inTEST Corporation and inTEST Sunnyvale Corp. employees effective September 1, 2002. All permanent employees who were at least 21 years of age were eligible to participate in the standalone plan. In addition, Temptronic could make discretionary matching contributions determined annually by Temptronic of up to 6% of the employees' annual compensation. Effective October 1, 2001, the 401(k) plan matching contributions to this plan were temporarily suspended due to our cost containment efforts. Employer contributions vested over a seven-year period. Temptronic contributed $0, $0 and $176 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively. The merged plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. The eligibility and vesting provisions of the merged plan have been conformed to those of the plan for inTEST Corporation and inTEST Sunnyvale Corp. employees.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic EPP (discussed below), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the 401(k) plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. This profit sharing contribution will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated, and the vesting provisions for these contributions will be the same as those of the merged 401(k) plan. All such profit sharing contributions are at the discretion of management.  No such profit sharing contributions were made during 2003, 2002 or 2001 due to our cost containment efforts.

Temptronic established the EPP covering substantially all employees in 1982. On November 6, 1996, in exchange for a note receivable, Temptronic loaned the EPP $3,668 to purchase 565,483 shares of stock from certain former stockholders of Temptronic. We agreed to make an annual contribution to the EPP in the amount of the principal plus interest due on the note receivable. This note receivable bore interest at 10% and was scheduled to mature on September 30, 2011. A portion of the total shares acquired with the proceeds of the note was allocated to participant accounts on September 30 of each plan year as the note receivable was repaid. The original amount of the note from the EPP was recorded as a reduction of stockholders' equity. The reduction in stockholders' equity was offset when the annual contributions were made.

On July 2, 2001, the EPP was terminated. Upon termination, the 375,982 remaining unallocated shares were returned to Temptronic in satisfaction of the remaining unpaid principal amount of the note at that time. These shares have been recorded as treasury stock in the accompanying consolidated financial statements. Based on a stock price of $6.18 on July 2, 2001, the value of the unallocated shares returned to Temptronic was approximately $604 less than the remaining principal of the note receivable as of that date. This difference was recorded as a reduction of additional paid-in capital. During the first quarter of 2002, we received favorable determination from the Internal Revenue Service with respect to the termination of the EPP. During the second quarter of 2002, we began distribution of the allocated shares to plan participants. During this process, we determined that an additional 334 shares were needed to be returned to the EPP in order to finalize the distribution to all of the participants. These shares, which had a value of approximately $2, were issued from the treasury shares and returned to the EPP for distribution to participants during the second quarter of 2002. In addition, at July 2, 2001, the EPP had approximately $22 of cash which we expected to receive as partial settlement of the remaining principal of the note. Under the terms of the EPP, however, this amount was considered allocated to participants and has therefore been included in the distribution to plan participants. The distribution of the allocated shares and cash was completed during the third quarter of 2002.

(12)  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued compensation	$1,115	$ 988
Accrued warranty costs	1,102	558
Accrued commissions	487	390
Accrued rent	201	166
Accrued professional fees	136	150
Other	350	173

	$3,391	$2,425

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  RELATED PARTY TRANSACTIONS

We paid consulting fees which totaled $107, $58 and $94 during the years ended December 31, 2003, 2002 and 2001, respectively, to one individual who is a member of our Board of Directors. We paid consulting fees to one individual who is one of our executive officers (prior to his employment as an executive officer) totaling $44 in 2001.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $52, $51 and $85 during the years ended December 31, 2003, 2002 and 2001, respectively.

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd and its subsidiaries. As of December 31, 2003, a wholly-owned subsidiary of Hakuto Co. Ltd., Hakuto America Holdings, Inc., owned 646,311 shares of our outstanding stock. During the years ended December 31, 2003, 2002 and 2001, Temptronic sold product at market prices totaling approximately $2,170, $1,920 and $2,674, respectively, to Hakuto Co. Ltd and its subsidiaries. At December 31, 2003 and 2002, accounts receivable from Hakuto Co. Ltd. and its subsidiaries amounted to approximately $31 and $14, respectively.

(14)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which could have a material effect on our business, financial position, results of operations or long-term liquidity.

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

(15)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2003. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/03	6/30/03	9/30/03(1)	12/31/03(2)	Total
Net revenues	$ 9,189	$11,269	$12,725	$14,845	$48,028
Gross margin	2,989	4,469	5,471	5,920	18,849
Loss before income taxes	(1,754)	(745)	(665)	(446)	(3,610)
Income tax expense (benefit)	(611)	(102)	2,115	439	1,841
Net loss	(1,143)	(643)	(2,780)	(885)	(5,451)

Net loss per common share - basic and diluted	$(0.14)	$(0.08)	$(0.33)	$(0.11)	$(0.65)
Weighted average common shares outstanding - basic and diluted	8,324,357	8,324,645	8,326,477	8,353,546	8,332,320

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)   QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/02	6/30/02(3)	9/30/02(4)	12/31/02(5)	Total
Net revenues	$ 6,968	$12,963	$14,976	$12,220	$47,127
Gross margin	1,934	5,387	6,403	4,515	18,239
Earnings (loss) before income taxes	(1,776)	526	830	(1,243)	(1,663)
Income tax expense (benefit)	(685)	(406)	254	(543)	(1,380)
Net earnings (loss)	(1,091)	932	576	(700)	(283)

Net earnings (loss) per common share - basic	$(0.13)	$0.11	$0.07	$(0.08)	$(0.03)
Weighted average common shares outstanding - basic	8,309,223	8,311,709	8,323,874	8,324,357	8,317,350

Net earnings (loss) per common share - diluted	$(0.13)	$0.11	$0.07	$(0.08)	$(0.03)
Weighted average common shares and common share equivalents outstanding - diluted	8,309,223	8,575,749	8,399,855	8,324,357	8,317,350
Footnotes
(1)

The quarter ended September 30, 2003 included $808,000 of product warranty expense, of which $500,000 related to a product retrofit and enhancement for one product; and a $2.0 million valuation allowance recorded against our net deferred tax assets.

(2)

The quarter ended December 31, 2003 included $612,000 of inventory obsolescence charges resulting from excess amounts of certain component raw materials; $568,000 of product warranty expense, of which $421,000 related to product retrofits and enhancements for two products; a $228,000 valuation allowance recorded against foreign deferred tax assets; and $185,000 of income tax expense due to a reduction in the anticipated amount of a tax refund.

(3)	The quarter ended June 30, 2002 included a $600,000 one-time income tax benefit for research and development credits relating to prior years.
(4)	The quarter ended September 30, 2002 included a $150,000 one-time income tax benefit for research and development credits related to prior years.
(5)	The quarter ended December 31, 2002 included $530,000 of inventory obsolescence charges resulting from excess amounts of certain component raw materials.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2001
Allowance for doubtful accounts	$ 241	$ (104)	$ (12)	$ 125
Warranty reserve	367	1,044	(960)	451

Year Ended December 31, 2002
Allowance for doubtful accounts	125	(1)	6	130
Warranty reserve	451	1,070	(963)	558

Year Ended December 31, 2003
Allowance for doubtful accounts	130	-	(5)	125
Warranty reserve	558	1,897	(1,353)	1,102