Form 10-K/A
period 2003-12-31
INTEST CORP
filed 2004-04-29
CIK 1036262

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

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

This Form 10-K/A is being filed to amend the Form 10-K filed by inTEST on March 30, 2004 to include the information required in Items 10-14 and to correct a technical error in the exhibits listed in Item 15 and the Index to Exhibits.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical and Other Information

The names of the persons serving as directors and executive officers as of April 27, 2004 are listed below, together with their ages and certain other information.

Name	Age	Position
Robert E. Matthiessen	59	President, Chief Executive Officer and Director
Hugh T. Regan, Jr.	44	Secretary, Treasurer and Chief Financial Officer
Steve G. Radakovich	56	Vice President, Operations and Chief Operating Officer
Daniel J. Graham	57	Vice Chairman, Executive Vice President and Director
Jack R. Edmunds	63	Vice President, Supply Line Management
Jerome R. Bortnem	51	Vice President, Sales and Marketing
Alyn R. Holt	66	Chairman
Richard O. Endres	78	Director
Stuart F. Daniels, Ph.D	63	Director
Gregory W. Slayton	44	Director
James J. Greed, Jr.	65	Director
Joseph A. Savarese	66	Director
James W. Schwartz	69	Director

Robert E. Matthiessen was elected our Chief Executive Officer in August 1998. He was elected our President and a director in February 1997. Mr. Matthiessen served as our Chief Operating Officer from December 1997 to August 1998. Prior to that, Mr. Matthiessen served as Executive Vice President since joining us in October 1984.

Hugh T. Regan, Jr. has served as our Treasurer and Chief Financial Officer since joining us in April 1996 and was elected Secretary in December 1999. From 1985 to April 1996, Mr. Regan served in various financial capacities for Value Property Trust, a publicly traded real estate investment trust, including Vice President of Finance from 1989 to September 1995 and Chief Financial Officer from September 1995 until April 1996.

Steve G. Radakovich has served as our Chief Operating Officer since October 2001, and as our Vice President, Operations since January 2001. From December 1999 through December 2000, Mr. Radakovich provided us with consulting services relating to operations. Mr. Radakovich served as Operations Director for Everett Charles Technology, a designer and manufacturer of connectors and test equipment for various industries, from September 1997 to November 1999. Everett Charles Technology is a subsidiary of Dover Corporation, a publicly traded company. Mr. Radakovich served as Chief Operating Officer of ESH, Inc., a designer and manufacturer of final test interface products for the semiconductor industry, from January 1988 through August 1997.

Daniel J. Graham was elected our Executive Vice President in October 2001. Mr. Graham was elected our Vice Chairman in October 1998. Mr. Graham is a co-founder and has served as a director since June 1988. Mr. Graham served as our Senior Vice President from June 1988 until October 2001.

Jack R. Edmunds has served as our Vice President, Supply Line Management, since January 2001, as Vice President, Operations, from October 1998 to January 2001, and as Director of Operations from September 1987 to October 1998.

Jerome R. Bortnem has served as our Vice President, Sales and Marketing, since August 1998, and as Western Regional Sales Manager from August 1993 to August 1998.

Alyn R. Holt is our co-founder and has served as Chairman since our inception in September 1981. Mr. Holt served as our Chief Executive Officer from September 1981 to August 1998.

Richard O. Endres has served as a director since April 1982. Since 1976, he has served as President of VRA, Inc., which provides business planning and financial services for technology based companies.

Stuart F. Daniels, Ph.D. is our co-founder and served as our Vice President and a director in 1982 and was reappointed as a director in April 1997. In March 1996, Dr. Daniels founded The Daniels Group, which is engaged in technology assessment, protection and commercialization consulting. From 1980 to December 1995, Dr. Daniels held several management positions with Siemens Corporation and its subsidiaries.

Gregory W. Slayton has served as a director since August 1998. Since June 1997, Mr. Slayton has been Managing Director of Slayton Capital, a high technology private equity firm. From September 2001 to December 2002, Mr. Slayton was the Chairman of ClickAction, Inc., formerly a publicly traded company that develops email marketing automation solutions. From December 1997 to September 2001, Mr. Slayton was the President, Chief Executive Officer and a director of ClickAction, Inc. From December 1995 to July 1997, Mr. Slayton was President, Chief Operating Officer and a director of ParaGraph International, a privately held Internet tools company. Mr. Slayton is also a director of Quantum Corporation, a publicly traded manufacturer of hard disk drives and related products and served as a director, until February 2001, of Net Creations, Inc., formerly a publicly traded company.

James J. Greed, Jr. has served as a director since our acquisition of Temptronic in March 2000. From April 1991 to December 1999, Mr. Greed was President of VLSI Standards, Inc., a leading supplier of calibration standards to the semiconductor and related industries. Following his retirement from VLSI, Mr. Greed founded Foothill Technology, a consulting firm, and has served as its President since its inception. Hakuto Co. Ltd. of Japan, the parent company of Hakuto America Holdings, Inc. and one of our principal stockholders, has been a client of Foothill Technology. From July 1992 through December 1999, Mr. Greed also served on the board of directors of Semiconductor Equipment and Materials International ("SEMI"), an international trade association, serving as chairman for the 1996-1997 term and chairman of its International Standards Committee since 1994. In January 2000, SEMI engaged Mr. Greed to coordinate an effort by semiconductor equipment manufacturers to develop a coordinated international assessment of, and response to, the recently published International Technology Roadmap for Semiconductors.

Joseph A. Savarese was elected to serve as a director on April 27, 2004. From June 1994 to December 2002, Mr. Savarese served as Vice President of Business Development of Electroglas, Inc., a publicly traded company that develops wafer probing technologies.

James W. Schwartz was elected to serve as a director on April 27, 2004. Mr. Schwartz was a partner at Saul Ewing LLP, the Company's law firm, from September 1968 until his retirement in December 2003, where he served as legal counsel to various corporations, partnerships and other firms and individuals. Mr. Schwartz continues with Saul Ewing as a Special Counsel.

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee consists of Richard O. Endres, Chairman, Gregory W. Slayton, James J. Greed, Jr., Joseph A. Savarese and James W. Schwartz.

Our Board of Directors has determined that the Audit Committee does not have an audit committee financial expert (as the term is defined in Item 401(h) of Regulation S-K of the regulations promulgated by the Securities and Exchange Commission ("SEC")) serving on the Committee. Each member of the Audit Committee is able to read and understand financial statements and has substantial business experience that results in the individual member's financial sophistication. Consequently, the Board of Directors believes that the directors who serve on the Audit Committee have sufficient knowledge and experience to fulfill the responsibilities of the Committee.

Code of Ethics

We have adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to our Chief Executive Officer, our Chief Financial Officer and all of our other employees. The text of our code of ethics is filed as an exhibit to this Report, and also is posted on our Internet website at www.intest.com. Amendments to, and waivers of, the code of ethics, if any, relating to our Chief Executive Officer or our Chief Financial Officer will be posted on the website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, certain officers and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during 2003, all Section 16(a) filing requirements applicable to these officers, directors and greater than ten-percent beneficial owners were timely met.

Item 11:   EXECUTIVE COMPENSATION

Compensation of inTEST Management

The following table sets forth certain information with respect to the compensation we paid for services rendered during the years ended December 31, 2003, 2002 and 2001, to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as such at December 31, 2003 (each a "Named Executive Officer").

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options (#)		All Other Compensation

Alyn R. Holt Chairman	2003 2002 2001	$270,800 239,530 252,250	$ -- -- --	$8,142 7,440 6,800	(1) (1) (1)	-- -- --		$19,599 22,451 30,250	(2) (2) (2)

Robert E. Matthiessen President, Chief Executive Officer and Director	2003 2002 2001	$216,485 207,744 210,138	$ -- -- --	$8,142 7,440 6,800	(1) (1) (1)	125,000 -- --	(3)	$34,941 35,958 61,882	(4) (4) (4)

Daniel J. Graham Vice Chairman, Executive Vice President and Director	2003 2002 2001	$180,947 169,989 175,669	$ -- -- --	$11,443 10,469 9,569	(1) (1) (1)	-- -- --		$1,102 3,830 4,254	(5) (5) (5)

Steve G. Radakovich Vice President, Operations and Chief Operating Officer	2003 2002 2001	$166,750 155,503 143,401	$ -- -- --	$8,142 7,440 5,712	(1) (1) (1)	-- -- 40,000		$ 1,102 3,819 45,051	(6) (6) (6)

Hugh T. Regan, Jr. Treasurer, Secretary and Chief Financial Officer	2003 2002 2001	$165,770 155,003 158,904	$ -- -- --	$8,142 7,440 6,800	(1) (1) (1)	50,000 -- --	(3)	$1,102 3,567 3,488	(7) (7) (7)

_______________________

(1)	Represents group health insurance.

(2)

Includes $1,102, $1,265 and $2,678, for premiums paid on life insurance for Mr. Holt in 2003, 2002 and 2001, respectively; $2,067 and $1,272 for matching contributions to Mr. Holt's 401(k) Plan account in 2002 and 2001, respectively; $18,496, $19,119 and $26,300 for serving as a director of inTEST Kabushiki Kaisha in 2003, 2002 and 2001 respectively.

(3)

These options were issued six months and one day after the cancellation of a like number of options in accordance with FIN No. 44 as described below in footnote (a) under the heading entitled "Stock Options."

(4)

Includes $1,102, $1,265 and $1,279 for premiums paid on life insurance for Mr. Matthiessen in 2003, 2002, and 2001, respectively; $3,045 and $1,965 for matching contributions to Mr. Matthiessen's 401(k) Plan account in 2002 and 2001, respectively; $33,839 for serving as a director of inTEST Kabushiki Kaisha and inTEST PTE Ltd in 2003 and $31,648 and 58,638 for serving as a director of inTEST Limited, inTEST Kabushiki Kaisha and inTEST PTE Ltd in 2002 and 2001, respectively.

(5)

Includes $1,102, $1,244 and $1,736 for premiums paid on life insurance for Mr. Graham in 2003, 2002, and 2001, respectively; and $2,586 and $2,518 for matching contributions to Mr. Graham's 401(k) Plan account in 2002 and 2001, respectively.

(6)

Includes $1,102, $1,217 and $1,051 for premiums paid on life insurance in 2003, 2002 and 2001, respectively; $2,602 for matching contributions to Mr. Radakovich's 401(k) Plan account in 2002; and $44,000 of consulting fees paid to Mr. Radakovich in 2001 for services rendered in 2000 and 2001 prior to commencing employment with us.

(7)

Includes $1,102, $1,216 and $1,264 for premiums paid on life insurance for Mr. Regan in 2003, 2002 and 2001, respectively; and $2,351 and $2,224 for matching contributions to Mr. Regan's 401(k) Plan account in 2002 and 2001, respectively.

Stock Options

The following table sets forth grants of stock options made to our Named Executive Officers during the fiscal year ended December 31, 2003:

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Options	% of Total Options Granted To Employees In	Exercise	Expiration
Name	Granted(a)	Fiscal Year	Price	Date	5%	10%
Robert E. Matthiessen	125,000	36.8%	$3.04	2/23/13	$238,980	$605,622
Hugh T. Regan, Jr. _________________	50,000	14.7%	$3.04	2/23/13	$ 95,592	$242,249
(a)

On August 16, 2002, we commenced a voluntary stock option exchange program for certain of our outstanding options. Under the program, participants were given the right to forfeit outstanding stock options previously granted to them with an exercise price greater than or equal to $9.5625 per share, in exchange for the right to receive a new option to buy shares of our common stock to be granted on February 24, 2003. The exercise price of the new options was equal to the fair market value of our common stock on the new grant date. The exchange program did not result in any compensation charges or variable option plan accounting, as it complied with Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation ("FIN No. 44").

Exercise of Stock Options and Option Values

The following table sets forth information regarding the exercise of stock options and the value of any unexercised stock options of each of our Named Executive Officers who exercised options during the year ended December 31, 2003 or who held options at December 31, 2003:

Aggregated Option Exercises in 2003 and December 31, 2003 Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options At 12/31/03		Value of Unexercised In-the-Money Options At 12/31/03 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert E. Matthiessen	0	$0	62,500	62,500	$190,625	$190,625
Hugh T. Regan, Jr	0	$0	75,000	25,000	$115,750	$ 76,250
Steve G. Radakovich ___________________	0	$0	16,000	24,000	$ 49,600	$ 74,400
(1)

Based upon the closing price for our common stock as reported on the Nasdaq National Market System on December 31, 2003 of $6.09 less the exercise price. Value of unexercised in-the-money options does not reflect the value of any stock options where the exercise price is greater than, or equal to, the closing price of our common stock on December 31, 2003.

Change of Control Agreements

On April 17, 2001, we entered into Change of Control Agreements with Messrs. Matthiessen and Regan. These Change of Control Agreements provide that, upon termination of their employment with us without cause (as defined in the agreements) within two years following a change of control (as defined in the agreements), or termination by the executive officer for good reason (as defined in the agreements) within two years following a change of control, each is entitled to the following for a period of one year following termination:

a.	payment of base salary on the same basis paid immediately prior to termination;
b.

payment of any bonus the executive officer would otherwise be eligible to receive for the year in which the termination occurs and for that portion of the following year which falls within a period of one year following termination; and

c.	continuation of all fringe benefits the executive officer was receiving immediately prior to the termination.

Notwithstanding the above, the benefits under the Change of Control Agreements will be reduced to the extent that the payments would not be deductible by us (in whole or in part) under Section 280G of the Internal Revenue Code.

Compensation Committee Interlocks and Insider Participation

During 2003, the Compensation Committee consisted of Dr. Daniels, Chairman, and Messrs. Endres, Holt, Slayton and Greed. Mr. Holt is one of our executive officers. Dr. Daniels provided us with consulting services relating to intellectual property matters. In connection with such services, Dr. Daniels was paid fees totaling approximately $107,000 during 2003.

Director Compensation

Effective April 1, 2004, we pay each non-employee director an annual retainer fee of $25,000. Members of the Executive Committee are paid an additional annual retainer of $15,000. In recognition of their increased responsibility and service, the chairmen of the committees of the Board are paid an additional annual fee as follows: the Chairman of the Audit Committee is paid an additional annual fee of $15,000; the Chairman of the Compensation Committee is paid an additional annual fee of $10,000; the Chairman of the IP Committee is paid an additional annual fee of $75,000; and the Chairman of the Nominating Committee is paid an additional annual fee of $10,000. In addition, we reimburse non-employee directors' travel expenses and other costs associated with attending board or committee meetings. Prior to April 1, 2004, we paid non-employee directors a quarterly retainer of $2,500, a fee of $2,000 per board meeting attended and a fee of $1,000 per committee meeting attended that falls on a day other than a board meeting.

Three of our directors also participated in the option exchange program discussed above in footnote (a) under the heading entitled "Stock Options." In particular, Dr. Daniels and Messrs. Greed and Slayton each exchanged options to purchase 10,000 shares of our common stock. As a result of their election to the Board, Messrs. Saravese and Schwartz will be granted on May 3, 2004 options to purchase 10,000 shares of our common stock, which will become fully exercisable on November 3, 2004, six months from the date of grant.

We do not pay additional cash compensation to our officers for their service as directors. However, officers who serve as directors of our foreign subsidiaries receive compensation as approved each year by such subsidiary's Board of Directors. Dr. Daniels has also provided us with consulting services relating to intellectual property matters. In connection with such services, Dr. Daniels was paid fees totaling approximately $107,000 during 2003.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth in Item 5 of this Report.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 12, 2004 (except where otherwise noted) by:
    each of our Named Executive Officers;
    each of our directors;
    all directors and executive officers as a group; and
    each stockholder known by inTEST to own beneficially more than 5% of our common stock.

Percentage ownership in the following table is based on 8,562,856 shares of common stock outstanding as of April 12, 2004 (excluding shares held by one of our subsidiaries which may not be voted or counted towards a quorum). We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person and the percentage ownership of that person, we have deemed shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable by June 11, 2004 to be outstanding. However, we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

Name of Beneficial Owner	Shares Beneficially Owned As of Apr. 12, 2004	Percent of Class (Approx.)
Directors and Named Executive Officers:
Alyn R. Holt (1)(2)	1,532,556	17.9%
Robert E. Matthiessen (3)	155,169	1.8%
Daniel J. Graham (4)	203,260	2.4%
Hugh T. Regan, Jr. (5)	93,600	1.1%
Steve G. Radakovich (6)	16,700	*
Richard O. Endres (7)	67,797	*
Stuart F. Daniels, Ph.D. (8)	28,782	*
Gregory W. Slayton (9)	26,500	*
James J. Greed, Jr. (10)	8,500	*
Joseph A. Savarese (11)	--	-
James W. Schwartz (12)	1,000	*
All directors and executive officers as a group (13 individuals) (13)	2,260,541	25.5%
Five Percent Stockholders:
Wellington Management Company, LLP (14)	872,700	10.2%
FMR Corp. (15)	868,000	10.1%
Wasatch Advisors, Inc. (16)	771,975	9.0%
Hakuto Co., Ltd. (17)	646,311	7.5%
Douglas W. Smith (18) ___________________________________ * Denotes less than one percent of class.	499,850	5.8%
(1)	The address of the stockholder is: c/o inTEST, 7 Esterbrook Lane, Cherry Hill, New Jersey 08003.

(2)

Includes 200,000 shares owned by The Alyn R. Holt Trust f/b/o Kristen Holt Thompson, 115,000 shares owned by The Holt Charitable Remainder Trust and 24,000 shares owned by The Alyn R. Holt Year 2001 Irrevocable Trust. Excludes 150,427 shares owned by Mr. Holt's spouse. Mr. Holt disclaims beneficial ownership of the shares owned by his spouse.

(3)

Excludes 61,618 shares owned by Mr. Matthiessen's spouse. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse. Includes 93,750 shares subject to options exercisable by June 11, 2004.

(4)

Excludes 109,000 shares owned by Mr. Graham's spouse and 9,000 shares held in trust for the benefit of Mr. Graham's minor child. Mr. Graham disclaims beneficial ownership of the shares owned by his spouse and child.

(5)	Includes 87,500 shares subject to options exercisable by June 11, 2004.

(6)	Includes 16,000 shares subject to options exercisable by June 11, 2004.

(7)	Excludes 10,000 shares owned by Mr. Endres' spouse. Mr. Endres disclaims beneficial ownership of the shares owned by his spouse.

(8)	Includes 17,500 shares subject to options exercisable by June 11, 2004.

(9)	Includes 7,500 shares subject to options exercisable by June 11, 2004.

(10)	Includes 7,500 shares subject to options exercisable by June 11, 2004.

(11)	Mr. Savarese was elected as a director on April 27, 2004.

(12)	Includes 1,000 shares owned by Mr. Schwartz's spouse. Mr. Schwartz was elected as a director on April 27, 2004.

(13)	Includes 309,750 shares subject to options exercisable by June 11, 2004.

(14)

According to a Schedule 13G/A filed with the SEC on January 10, 2003, as of December 31, 2002, Wellington Management Company, LLP, in its capacity as investment adviser and as a parent holding company of Wellington Trust Company, NA, a wholly-owned subsidiary of Wellington Management Company, LLP and a bank as defined in Section 3(a)(6) of the Exchange Act, may be deemed to beneficially own the 872,700 shares which are held of record by its clients. The principal business offices of Wellington Management Company, LLP and Wellington Trust Company, NA are located at 75 State Street, Boston, MA 02109.

(15)

According to a Schedule 13G/A filed with the SEC on December 10, 2002, as of November 30, 2002, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., reported that it is the beneficial owner of the 868,000 shares as a result of acting as investment adviser to Fidelity Low Priced Stock Fund, an investment company registered under Section 8 of the Investment Company Act of 1940 that owns the 868,000 shares. The address or principal business office of each of Fidelity Management & Research, FMR and Fidelity Low Priced Stock Fund is 82 Devonshire Street, Boston MA 02109. Edward C. Johnson 3d, Chairman of FMR, and Abigail P. Johnson, a director of FMR, and other members of the Edward C. Johnson 3d family and trusts for their benefit, through their ownership of voting common stock of FMR and the execution of a stockholders' voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Edward C. Johnson 3d, Fidelity Management & Research, FMR (through its control of Fidelity Management & Research) and Fidelity Low Priced Stock Fund each has sole power to dispose of the shares. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned by Fidelity Low Priced Stock Fund, which power resides with, and is directed by, the Board of Trustees of Fidelity Low Priced Stock Fund.

(16)

According to a Schedule 13G filed with the SEC on February 14, 2003, as of December 31, 2002, Wasatch Advisors, Inc., an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 771,975 shares of inTEST common stock. The principal business office of Wasatch Advisors, Inc. is located at 150 Social Hall Avenue, Salt Lake City, Utah 84111.

(17)

According to a Schedule 13G filed with the SEC on October 7, 2002, as of September 25, 2002, Hakuto Co. Ltd., a Japanese corporation, reported ownership of 646,311 shares of inTEST common stock. The principal business office of Hakuto Co. Ltd. is 1-1-13 Shinjuku, Shinjuku-ku, Tokyo 160, Japan.

(18)

According to a Schedule 13G/A filed with the SEC on February 12, 2004, as of December 31, 2003, Mr. Smith reported beneficial ownership of 499,850 shares of inTEST common stock. The address of record for Mr. Smith is P.O. Box 868, Menlo Park, CA 94026.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We paid fees totaling approximately $107,000 during 2003 for consulting services relating to intellectual property matters provided to us by Stuart F. Daniels, Ph.D., one of our directors.

Mr. James W. Schwartz, one of our directors, is a Special counsel of Saul Ewing, a Philadelphia law firm. Saul Ewing regularly provided legal services to the Company during 2003 and is anticipated to do so in 2004.

Hakuto Co. Ltd., one of our principal stockholders, distributes some of our products in Japan. During 2003, our Temptronic subsidiary sold approximately $2.2 million in products to Hakuto for distribution. At December 31, 2003, Temptronic's accounts receivable included approximately $31,000 due from Hakuto. All sales to Hakuto were at market price and on customary terms.

Item 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by KPMG LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal year 2003 and for other services rendered during fiscal year 2003.

Fee Category:	Fiscal 2003	Fiscal 2002
Audit Fees	$216,784	$213,699
Audit-Related Fees	-	-
Tax Fees	38,112	219,278
All Other Fees	-	-

Total Fees	$254,896	$432,977

Audit Fees: Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees: Consists of fees for all other services other than those reported above.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by KPMG. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of KPMG, for such services. The Audit Committee has also delegated authority to Mr. Endres, and if Mr. Endres is unavailable, to Mr. Greed, to pre-approve specific permitted services. Any such approval must be reported to the Audit Committee at its next meeting. The Audit Committee did not approve any services pursuant to the de minimis exception of Rule 2-01(c)(7)(i)(C) of Regulation S-X of the regulations promulgated by the SEC during 2003.

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

(c)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)(*)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)(*)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.8	Amended and Restated 1997 Stock Plan. (7)(*)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company. (9)
14	Code of Ethics.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signature

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

inTEST CORPORATION

By:    /s/ Hugh T. Regan, Jr.
          Hugh T. Regan, Jr.
          Treasurer, Secretary and Chief Financial Officer

Date:   April 28, 2004

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Consulting Agreement, dated April 1, 1997, between the Company and Stuart F. Daniels. (1)(*)
10.2	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.3	Temptronic Corporation 1998 Incentive and Non-Statutory Stock Option Plan. (3)(*)
10.4	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (5)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.7	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.8	Amended and Restated 1997 Stock Plan. (7)(*)
10.9	Amended and Restated Loan Agreement dated May 29, 2002 between PNC Bank, National Association and the Company. (7)
10.10	Amended and Restated Committed Line of Credit Note payable to PNC Bank, National Association dated May 29, 2002. (7)
10.11	Letter dated October 17, 2002, extending the expiration date of the Amended and Restated Loan Agreement and the Amended and Restated Committed Line of Credit Note, each dated May 29, 2002. (8)
10.12	Waiver and Amendment to Loan Documents dated March 25, 2003 between PNC Bank, National Association and the Company. (9)
14	Code of Ethics.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q/A for the quarter ended March 31, 2000, filed June 21, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2002, filed March 31, 2003, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.