Form 10-Q
period 2004-03-31
INTEST CORP
filed 2004-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2004:

8,562,857

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	1
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2004 and 2003	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2004	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16 - 18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Securities Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18 - 19

Signatures		19
Index to Exhibits		20

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Mar. 31,   Dec. 31,
                                                                      2004        2003
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 6,027    $ 5,116
  Trade accounts receivable, net of allowance for doubtful
    accounts of $125 and $125, respectively                           10,652      9,183
  Inventories                                                          8,549      7,332
  Income taxes receivable                                                729        751
  Other current assets                                                   621        557
     Total current assets                                             26,578     22,939

Property and equipment:
  Machinery and equipment                                             10,832     10,572
  Leasehold improvements                                               2,541      2,527
                                                                      13,373     13,099
  Less: accumulated depreciation                                      (9,090)    (8,560)

     Net property and equipment                                        4,283      4,539

Other assets                                                             692        680
Goodwill                                                               1,404      1,384
Intangible assets, net                                                   412        435

     Total assets                                                    $33,369    $29,977
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 5,250    $ 3,507
  Accrued expenses                                                     3,922      3,391
  Income taxes payable                                                   363        278
  Capital lease obligations                                               93         93
     Total current liabilities                                         9,628      7,269

Capital lease obligations, net of current portion                         94        117

     Total liabilities                                                 9,722      7,386

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,738,505 and 8,737,505 shares issued, respectively                  87         87
  Additional paid-in capital                                          21,959     21,955
  Retained earnings                                                    3,391      2,393
  Accumulated other comprehensive income                                 532        478
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       23,647     22,591

     Total liabilities and stockholders' equity                      $33,369    $29,977
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        2004      2003
                                                                      --------  --------

Net revenues                                                          $17,008    $ 9,189
Cost of revenues                                                        9,797      6,200
                                                                      -------    -------
      Gross margin                                                      7,211      2,989
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      2,705      1,978
   Engineering and product development expense                          1,653      1,480
   General and administrative expense                                   1,736      1,320
                                                                      -------    -------
      Total operating expenses                                          6,094      4,778
                                                                      -------    -------
Operating income (loss)                                                 1,117     (1,789)
                                                                      -------    -------

Other income (expense):
   Interest income                                                         24         20
   Interest expense                                                        (3)        (5)
   Other                                                                  (15)        20
                                                                      -------    -------
      Total other income                                                    6         35
                                                                      -------    -------

Earnings (loss) before income taxes                                     1,123     (1,754)
Income tax expense (benefit)                                              125       (611)
                                                                      -------    -------

      Net earnings (loss)                                             $   998    $(1,143)
                                                                      =======    =======

Net earnings (loss) per common share - basic                            $0.12     $(0.14)

Net earnings (loss) per common share - diluted                          $0.11     $(0.14)

Weighted average common shares outstanding - basic                  8,362,725  8,324,357

Weighted average common and common share
 equivalents outstanding - diluted                                  8,724,290  8,324,357

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                2004       2003
                                                               -------    -------

Net earnings (loss)                                             $  998    $(1,143)

Foreign currency translation adjustments                            54        (41)
                                                                ------    -------

Comprehensive earnings (loss)                                   $1,052    $(1,184)
                                                                ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings     Income         Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2003        8,737,505   $  87    $21,955    $ 2,393      $ 478       $(2,322)      $22,591

Net earnings                              -       -          -        998          -             -           998

Other comprehensive income                -       -          -          -         54             -            54

Stock options exercised               1,000       -          4          -          -             -             4
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, March 31, 2004           8,738,505   $  87    $21,959    $ 3,391      $ 532       $(2,322)      $23,647
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         2004       2003
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                   $  998    $(1,143)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          524        494
    Deferred income taxes                                                    -       (611)
    Foreign exchange loss                                                   27         12
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,477)       146
      Inventories                                                       (1,200)       347
      Income taxes receivable                                               22          -
      Other current assets                                                 (50)        93
      Other assets                                                          (3)        (2)
      Accounts payable                                                   1,720        189
      Accrued expenses                                                     528        (53)
      Income taxes payable                                                  82          3
                                                                       -------    -------
Net cash provided by (used in) operating activities                      1,171       (525)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (316)      (452)
  Proceeds from sale of demonstration equipment, net of gain                70          -
                                                                       -------    -------
Net cash used in investing activities                                     (246)      (452)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (23)       (21)
  Proceeds from stock options exercised                                      4          -
                                                                       -------    -------
Net cash used in financing activities                                      (19)       (21)
                                                                       -------    -------
Effects of exchange rates on cash                                            5        (15)
                                                                       -------    -------
Net cash provided by (used in) all activities                              911     (1,013)
Cash and cash equivalents at beginning of period                         5,116      8,145
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 6,027    $ 7,132
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $    16    $     -
  Interest                                                                   3          5

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of March 31, 2004 and for the three months ended
March 31, 2004 and 2003 is unaudited)
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. We are also exposed to the risk of significant product warranty expense related to product retrofits and other product replacements driven by the prototype nature of much of our business. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

Income Taxes

Income tax expense was $125,000 for the quarter ended March 31, 2004 compared to an income tax benefit of $611,000 for the same period in 2003. Our effective tax rate for 2004 was 11% compared to 35% for 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first quarter of 2004, certain of these subsidiaries generated taxable income. This resulted in tax expense for these entities, which was offset by recording a reduction in our net deferred tax assets and the related valuation allowance for the amount of the net operating loss carryforwards which we now expect to utilize. Therefore, the remaining income tax expense of $125,000 for the quarter ended March 31, 2004 represented income tax expense on the earnings of certain of our foreign subsidiaries where there had not been a history of operating losses, and there were no net operating loss carryforwards to offset the related tax expense.

                                                                                           - 6 -

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. In addition, from time to time we make adjustments to our warranty reserve for specifically identified warranty exposures. Warranty expense for the three months ended March 31, 2004 and 2003 was $392 and $276, respectively.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2004:
Balance as of December 31, 2003	$1,102
Payments made under product warranty	(409)
Accruals for product warranties issued	392
Balance as of March 31, 2004	$1,085

Stock-Based Compensation

At March 31, 2004, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on our net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based employee compensation.
	Three Months Ended March 31,
	2004	2003
Net earnings (loss), as reported	$998	$(1,143)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(445)
Pro forma net earnings (loss)	$907	$(1,588)

Net earnings (loss) per share:
Basic - as reported	$0.12	$(0.14)
Basic - pro forma	$0.11	$(0.19)
Diluted - as reported	$0.11	$(0.14)
Diluted - pro forma	$0.10	$(0.19)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104"), effective December 17, 2003. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB No. 104.

(3)  SEGMENT INFORMATION

We have three reportable segments: positioner/docking hardware products, temperature management systems and tester interface products. The positioner/docking hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of positioner and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The temperature management segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The tester interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended March 31,
Net revenues from unaffiliated customers	2004	2003
Positioner/Docking Hardware	$ 9,961	$4,566
Temperature Management	5,146	3,451
Tester Interface	3,095	2,190
Intersegment sales	(1,194)	(1,018)
	$17,008	$ 9,189
Intersegment sales:
Positioner/Docking Hardware	$ 15	$ 1
Temperature Management	319	323
Tester Interface	860	694
	$1,194	$1,018
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$ 443	$(1,309)
Temperature Management	183	(494)
Tester Interface	497	49
	$1,123	$(1,754)
Net earnings (loss):
Positioner/Docking Hardware	$ 371	$ (837)
Temperature Management	130	(337)
Tester Interface	497	31
	$ 998	$(1,143)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Mar. 31, 2004	Dec. 31, 2003
Identifiable assets:
Positioner/Docking Hardware	$19,127	$16,568
Temperature Management	9,952	9,056
Tester Interface	4,290	4,353
	$33,369	$29,977

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2004	2003
Net revenues from unaffiliated customers:
U.S.	$13,206	$6,548
Europe	2,108	816
Asia-Pacific	1,694	1,825
	$17,008	$9,189

	Mar. 31, 2004	Dec. 31, 2003
Long-lived assets:
U.S.	$3,661	$3,914
Europe	535	523
Asia-Pacific	87	102
	$4,283	$4,539

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2003 (our "2003 Form 10-K"), our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This cyclicality has been clearly demonstrated during the past eight years, with downward cycles in 1996, 1998 and 2001-2002 and up cycles in 1997, 1999-2000 and 2003-2004.

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

The current industry consensus is that an up cycle began in 2003 and should continue for 18 to 24 months. This view is supported by the increases we have experienced in our quarterly bookings since the beginning of 2003, which increased from $7.7 million in the first quarter of 2003 to $17.3 million in the first quarter of 2004. This improvement is also shown in our quarterly net revenues, which increased from $9.2 million in the first quarter of 2003 to $17.0 million in the first quarter of 2004. While we cannot be sure what the rate of increase of this up cycle will be or how long it will last, we currently expect the trend of growth in both bookings and net revenues to continue throughout the balance of 2004, although the rate of quarter-over-quarter increases may decline. We currently anticipate that our sales for the second quarter of 2004 will increase from the level of the first quarter and be in the range of $17.5 million to $19.0 million.

Cost Containment Initiatives

Throughout the most recent industry downturn, we implemented significant cost containment initiatives which included reductions in personnel, temporary reductions in compensation for all employees and the elimination of matching contributions to retirement plans for all domestic employees. In addition, we made significant reductions in spending on corporate travel, advertising, professional services and supplies.

As of March 31, 2004, all personnel worldwide remained on a salary freeze and matching contributions to retirement plans for all domestic employees were still temporarily eliminated. However, given the continued improvements in our bookings and net revenues in the first quarter of 2004, and in light of the industry consensus that an up cycle has begun and should continue through 2004 and into 2005, we reinstated the matching contributions for all domestic employees effective April 1, 2004, and we expect to resume salary reviews and raises during the second quarter of 2004 as well. We continue to closely monitor our costs and, should the current upward trend reverse itself, or if our bookings and net revenues do not increase as currently projected, we are prepared to take appropriate actions necessary to preserve cash.

Inventory Obsolescence Charges

We review our inventories and record inventory obsolescence charges based upon our established obsolescence criteria, that identifies material that has not been used in a work order during the prior 12 months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional inventory obsolescence charges are recorded based upon facts which would not give rise to an obsolescence charge under the normal obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. See also "Critical Accounting Policies".
                                                                                      - 10 -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The most recent downturn significantly reduced demand for a number of products we design and manufacture. As a result, inventory obsolescence charges have historically increased during downturns and through the beginning of subsequent upturns. For the quarters ended March 31, 2004 and 2003, our inventory obsolescence charges were $128,000 and $80,000, respectively. We cannot determine if this trend will continue or if these charges will increase or decrease throughout the balance of 2004 due to potential technological obsolescence of our current inventories.

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical product warranty expense. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. During the quarters ended March 31, 2004 and 2003 our product warranty charges were $392,000 and $276,000, or 2.3% and 3.0% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the volatility of net revenues in the ATE industry, the prototype nature of much of our business, the introduction in prior years of products offering power assisted features in our positioner/docking hardware segment and providing warranty repairs, or replacements, to customers after the warranty has expired in certain situations, in order to promote strong customer relations.

During the first quarter of 2004, we accrued $105,000 in our positioner/docking hardware segment related to product retrofits and other costs associated with one product we sell to an ATE manufacturer. This amount is in addition to a total of approximately $700,000 of product warranty expense that was accrued in prior periods for retrofits and other costs associated with the same product, a positioner developed and first sold during 2001. This power-assisted positioner, whose prototype design was significantly different from the positioner products we have historically sold, had approximately 200 units in the field that required several different modifications and enhancements. We believe we have accrued adequate warranty charges as of March 31, 2004 for the product retrofit planned for this product. We cannot determine at this time if we will have any further material warranty costs related to additional product modifications or enhancements for this or any of our other current products. See also "Critical Accounting Policies."

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we offer is impacted by a number of factors, including the amount of intellectual property (such as patents) utilized in the product, the number of units ordered by the customer at one time, or the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The weight of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the resulting gross margin.

The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. Prior to 2000, the majority of our positioner, docking hardware and tester interface product sales were made directly to semiconductor manufacturers, with sales to these end users typically in the range of 65% to 75% of our net revenues. However, since the beginning of 2000, many semiconductor manufacturers have shown a preference for purchasing from a single source the various components of the ATE (excluding temperature management systems) that they need. Typically, this source is the tester manufacturer, who manufactures the largest and most expensive components of the ATE system. Our OEM sales as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001 were 41%, 44% and 45%, respectively. For the quarters ended March 31, 2004 and 2003, our OEM sales as a percentage of net revenues were 42% and 37%, respectively. We anticipate that OEM sales as a percentage of net revenues will generally range from 35% to 55% in future periods.

The impact of an increase in OEM sales as a percentage of net revenues is generally a reduction in our gross margin, as OEM sales historically have had a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis for inTEST as a whole and includes discussion of factors unique to each product segment where significant to an understanding of each such business.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.

	Percentage of Net Revenues Quarters Ended March 31,
	2004	2003
Net revenues	100.0%	100.0%
Cost of revenues	57.6	67.5
Gross margin	42.4	32.5
Selling expense	15.9	21.5
Engineering and product development expense	9.7	16.1
General and administrative expense	10.2	14.4
Operating income (loss)	6.6	(19.5)
Other income	0.0	0.4
Earnings (loss) before income taxes	6.6	(19.1)
Income tax expense (benefit)	0.7	(6.6)
Net earnings (loss)	5.9%	(12.4)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net Revenues. Net revenues were $17.0 million for the quarter ended March 31, 2004 compared to $9.2 million for the same period in 2003, an increase of $7.8 million or 85%. In the first quarter of 2004, net revenues increased over the prior comparable period for each of our product segments. We believe these increases reflect the aforementioned upturn in demand in our industry which began in mid-2003 and is expected to continue at least throughout the balance of 2004.

Gross Margin. Gross margin was 42% for the quarter ended March 31, 2004 as compared to 33% for the same period in 2003. The increase in gross margin in 2004 is primarily the result of our fixed operating costs being more fully absorbed over the significantly higher net revenue levels in 2004. While the absolute dollar amount of our fixed operating costs increased $273,000 for the first quarter of 2004 as compared to the first quarter of 2003, the percentage of net revenues which these costs represent decreased to 16%. In comparison, our fixed operating costs represented 27% of net revenues for the first quarter of 2003. This improvement in gross margin was slightly offset by an increase in component material costs as a percentage of net revenues for the quarter ended March 31, 2004 as compared to the same period in 2003. We attribute this increase in component material costs primarily to the mix of products sold.

Selling Expense. Selling expense was $2.7 million for the quarter ended March 31, 2004 compared to $2.0 million for the same period in 2003, an increase of $727,000 or 37%. We attribute the increase primarily to increased commission expense as well as the aforementioned increase in product warranty costs in our positioner/docking hardware segment. The increase in commission expense of $264,000 was primarily due to the significantly higher net revenue levels. To a lesser extent, there were increases in travel expenses, freight costs, advertising and demonstration equipment, all of which were driven by the increased level of business activity as demand continued to improve in the first quarter of 2004.

Engineering and Product Development Expense. Engineering and product development expense was $1.7 million for the quarter ended March 31, 2004 compared to $1.5 million for the same period in 2003, an increase of $173,000 or 12%. We attribute the increase primarily to an increase of $165,000 in salary and benefits expense due primarily to hiring additional staff. Also contributing to the increase, but to a lesser extent, were higher levels of spending on travel and third-party consultant costs in our positioner/docking hardware segment. The increases in staffing, travel and third-party consultant costs were due to increased product development efforts. These increases were partially offset by reductions in spending on product development materials in our positioner/docking hardware segment and on third-party consultants in our temperature management segment in the first quarter of 2004 as compared to the same period in 2003.

General and Administrative Expense. General and administrative expense was $1.7 million for the quarter ended March 31, 2004 compared to $1.3 million for the same period in 2003, an increase of $416,000 or 32%. We attribute the increase primarily to increased legal fees, and, to a lesser extent, higher levels of accruals for bonuses and an increase in expenditures for travel. The increase in legal fees of $192,000 is primarily the result of having received a settlement of patent infringement litigation during the first quarter of 2003 that was recorded as a reduction of legal expense in that quarter. The increase in bonus accruals is primarily a result of accruing profit-based bonuses on our earnings for the first quarter of 2004. The increase in travel reflects additional travel by administrative personnel related to general business matters as well as other matters such as the implementation of our new company-wide ERP system and compliance with new securities regulations.

Other Income. Other income was $6,000 for the quarter ended March 31, 2004 compared to $35,000 for the same period in 2003, a decrease of $29,000 or 83%. The decrease in other income was primarily due to a higher level of foreign exchange transaction losses in the first quarter of 2004 as compared to the same period in 2003.

Income Tax Expense (Benefit). Income tax expense was $125,000 for the quarter ended March 31, 2004 compared to an income tax benefit of $611,000 for the same period in 2003. Our effective tax rate for 2004 was 11% compared to 35% for 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first quarter of 2004, certain of these subsidiaries generated taxable income. This resulted in tax expense for these entities, which was offset by recording a reduction in our net deferred tax assets and the related valuation allowance for the amount of the net operating loss carryforwards which we now expect to utilize. Therefore, the remaining income tax expense of $125,000 for the quarter ended March 31, 2004 represented income tax expense on the earnings of certain of our foreign subsidiaries where there had not been a history of operating losses, and there were no net operating loss carryforwards to offset the related tax expense.

                                                                                      - 13 -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Liquidity and Capital Resources

Net cash provided by operations for the quarter ended March 31, 2004 was $1.4 million compared to net cash used in operations of $525,000 for the same period in 2003. The swing to cash provided by operations in 2004 from cash used in operations in 2003 was primarily the result of our operating income in the first quarter of 2004. Increases in accounts receivable and inventories during the first quarter of 2004 were largely offset by increases in accounts payable and accrued expenses during this same period. Accounts receivable increased $1.3 million from December 31, 2003 to March 31, 2004 due to higher net revenue levels in the first quarter of 2004, and inventories increased $1.2 million during this same period, primarily due to the purchasing of materials to fulfill current and future orders. Accounts payable increased $1.7 million from December 31, 2003 to March 31, 2004 due to increased purchases to support higher production levels during the first quarter of 2004. Accrued expenses increased $528,000 during this same period primarily as a result of an increase in accrued wages due to the timing of payroll dates. In addition, during the first quarter of 2004 we received $152,000 from our landlord in Cherry Hill, New Jersey as a settlement of certain claims related to repairs needed to the floor of this facility. We recorded this amount as a reserve for these repairs since any unused portion of these funds must be returned to the property owner at the termination of our lease. Domestic and foreign income taxes payable increased $82,000 from December 31, 2003 to March 31, 2004 primarily as a result of the accrual of taxes on the earnings of certain of our foreign subsidiaries.

Purchases of property and equipment were $316,000 for the quarter ended March 31, 2004, which consisted of $90,000 primarily for computer hardware and software for our Cherry Hill facility, $81,000 primarily for quality assurance and inspection equipment for our Sunnyvale facility and $69,000 primarily for demonstration equipment and computer hardware and software for our Temptronic facility. The balance of purchases was for equipment for our foreign subsidiaries.

Net cash used in financing activities for the quarter ended March 31, 2004 was $19,000, which consisted of $23,000 in payments made under capital lease obligations offset by $4,000 in proceeds received from the exercise of employee stock options.

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

New Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition ("SAB No. 104"), effective December 17, 2003. SAB No. 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB No. 104.

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

assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2004, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2003 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 25% and 29% of consolidated net revenues for the quarters ended March 31, 2004 and 2003, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 11% and 9% of consolidated net revenues for the quarters ended March 31, 2004 and 2003, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 10% and 20% of consolidated net revenues for the quarters ended March 31, 2004 and 2003, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of resources, including both management time and the expenses of various professionals retained to assist us, in connection with compliance with new securities regulations; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the SEC, including our 2003 Form 10-K.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2004, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of March 31, 2004, we had cash and cash equivalents of $6.0 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for quarter ended March 31, 2004 would have decreased by less than $14,000. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

"Disclosure controls and procedures" mean the controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change during the quarter covered by this report. As discussed elsewhere in this Quarterly Report, on October 1, 2003, we implemented the first phase of a new

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

As reported in our Form 8-K, filed on April 2, 2004, we currently intend to hold our 2004 annual meeting of stockholders on July 28, 2004. Any stockholder proposal sought to be included in our proxy materials for the 2004 annual meeting must be received by Hugh T. Regan, Jr., Secretary at 7 Esterbrook Lane, Cherry Hill, New Jersey 08003, not later than April 30, 2004. Such proposals must relate to matters appropriate for stockholder action and be consistent with regulations of the Securities and Exchange Commission relating to stockholders' proposals, in order to be considered for inclusion in our proxy statement relating to that meeting. Any stockholder who intends to present a proposal at our 2004 annual meeting and not intending to have such proposal included in our proxy materials must send such proposal to Hugh T. Regan, Jr., Secretary (at the address given above) not later than May 15, 2004. If notification of such stockholder proposal is not received by that date, management's proxies may vote, in their discretion, any and all of the proxies received by them for or against such matter.

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

inTEST CORPORATION

Item 6.  Exhibits and Reports on Form 8-K (Continued)

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

* Indicates document previously filed

(b)  Reports on Form 8-K

On March 5, 2004, we filed a Current Report on Form 8-K furnishing information responsive to the requirements of Items 7 and 12 of that form regarding our financial results and conference call for the year ended December 31, 2003.

On April 2, 2004, we filed a Current Report on Form 8-K providing information responsive to the requirements of Item 5 of that form regarding our 2004 annual meeting of stockholders to be held on July 28, 2004.

On May 3, 2004, we filed a Current Report on Form 8-K furnishing information responsive to the requirements of Items 5 and 7 of that form announcing changes to our Board of Directors and the adoption of new corporate governance guidelines as well as furnishing information responsive to the requirements of Items 7 and 12 regarding our financial results and conference call for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	May 14, 2004	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2004	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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