Form 10-Q
period 2004-06-30
INTEST CORP
filed 2004-08-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2004:

8,571,607

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and six months ended June 30, 2004 and 2003	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2004	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6 - 9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17 - 19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Securities Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19 - 20

Signatures		21
Index to Exhibits		22

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                      2004        2003
                                                                     --------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 5,659    $ 5,116
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $125 and $125, respectively                  14,882      9,183
  Inventories                                                          9,774      7,332
  Refundable domestic income taxes                                       729        751
  Other current assets                                                   439        557
     Total current assets                                             31,483     22,939

Property and equipment:
  Machinery and equipment                                             11,214     10,572
  Leasehold improvements                                               2,565      2,527
                                                                      13,779     13,099
  Less: accumulated depreciation                                      (9,510)    (8,560)

     Net property and equipment                                        4,269      4,539

Other assets                                                             712        680
Goodwill                                                               1,376      1,384
Intangible assets, net                                                   397        435

     Total assets                                                    $38,237    $29,977
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 6,417    $ 3,507
  Accrued expenses                                                     4,682      3,391
  Income taxes payable                                                   964        278
  Capital lease obligations                                               93         93
     Total current liabilities                                        12,156      7,269
Capital lease obligations, net of current portion                         69        117

     Total liabilities                                                12,225      7,386

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,738,505 and 8,737,505 shares issued, respectively                  87         87
  Additional paid-in capital                                          21,959     21,955
  Retained earnings                                                    5,896      2,393
  Accumulated other comprehensive income                                 392        478
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       26,012     22,591
     Total liabilities and stockholders' equity                      $38,237    $29,977
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excepts share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2004      2003        2004      2003
                                               --------  --------    --------  --------
Net revenues                                   $22,714    $11,269    $39,722    $20,458
Cost of revenues                                12,298      6,800     22,095     13,000
                                               -------    -------    -------    -------
      Gross margin                              10,416      4,469     17,627      7,458
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               3,358      2,280      6,063      4,258
   Engineering and product development
     expense                                     1,841      1,468      3,494      2,948
   General and administrative expense            2,080      1,528      3,816      2,848
                                               -------    -------    -------    -------
      Total operating expenses                   7,279      5,276     13,373     10,054
                                               -------    -------    -------    -------
Operating income (loss)                          3,137       (807)     4,254     (2,596)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  25         19         49         39
   Interest expense                                 (2)        (5)        (5)       (10)
   Other                                            25         48         10         68
                                               -------    -------    -------    -------
      Total other income                            48         62         54         97
                                               -------    -------    -------    -------
Earnings (loss) before income taxes              3,185       (745)     4,308     (2,499)
Income tax expense (benefit)                       680       (102)       805       (713)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $ 2,505    $  (643)   $ 3,503    $(1,786)
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                   $0.30     $(0.08)     $0.42     $(0.22)

Weighted average common shares
 outstanding-basic                           8,362,857  8,324,645  8,362,791  8,324,502

Net earnings (loss) per common
 share - diluted                                 $0.29     $(0.08)     $0.40     $(0.22)

Weighted average common and common
 share equivalents outstanding-diluted       8,703,903  8,324,645  8,713,671  8,324,502

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                               ------------------     -----------------
                                                 2004      2003        2004      2003
                                               -------    -------     ------    -------

Net earnings (loss)                            $2,505     $ (643)     $3,503    $(1,786)

Foreign currency translation adjustments         (140)       122         (86)        81
                                               ------     ------      ------    -------

Comprehensive earnings (loss)                  $2,365     $ (521)     $3,417    $(1,705)
                                               ======     ======      ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings   Income(Loss)     Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2003        8,737,505   $  87    $21,955    $ 2,393      $ 478       $(2,322)      $22,591

Net earnings                              -       -          -      3,503          -             -         3,503

Other comprehensive loss                  -       -          -          -        (86)            -           (86)

Stock options exercised               1,000       -          4          -          -             -             4
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, June 30, 2004            8,738,505   $  87    $21,959    $ 5,896      $ 392       $(2,322)      $26,012
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2004       2003
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 3,503    $(1,786)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and amortization                                        1,028        991
    Deferred taxes                                                           -       (807)
    Foreign exchange loss                                                   51          6
    Loss on disposal of machinery and equipment                            120          -
    Changes in assets and liabilities:
      Trade accounts receivable                                         (5,749)       266
      Inventories                                                       (2,443)       893
      Refundable domestic income taxes                                      22         25
      Other current assets                                                 122         97
      Other assets                                                         (36)        (4)
      Accounts payable                                                   2,893        339
      Accrued expenses                                                   1,300         29
      Income taxes payable                                                 689         47
                                                                       -------    -------
Net cash provided by operating activities                                1,500         96
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (892)      (723)
  Proceeds from sale of demonstration equipment, net of gain                40         43
                                                                       -------    -------
Net cash used in investing activities                                     (852)      (680)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (48)       (43)
  Proceeds from stock options exercised                                      4          4
                                                                       -------    -------
Net cash used in financing activities                                      (44)       (39)
                                                                       -------    -------
Effects of exchange rates on cash                                          (61)        38
                                                                       -------    -------
Net cash provided by (used in) all activities                              543       (585)
Cash and cash equivalents at beginning of period                         5,116      8,145
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 5,659    $ 7,560
                                                                       =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments for:
  Domestic and foreign income taxes                                    $    91    $     7
  Interest                                                                   5         10

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of June 30, 2004 and for the three and six months ended
June 30, 2004 and 2003 is unaudited)
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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including goodwill, inventory, deferred income tax valuation allowances and warranty reserves, are particularly impacted by estimates.

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

Intangibles

As of June 30, 2004 definite life intangibles totaled $397, net of amortization of $84. Amortization expense for the six months ended June 30, 2004 was $24. Estimated amortization expense for each of the next five years is $48.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income tax expense was $805,000 for the six months ended June 30, 2004 compared to an income tax benefit of $713,000 for the same period in 2003. Our effective tax rate for the first half of 2004 was 19% compared to 29% for the same period in 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first half of 2004, these subsidiaries generated taxable income and recorded tax expense. A portion of this tax expense was offset by recording a reduction in our valuation allowance related to those net operating loss carryforwards which we now expect to fully utilize during 2004. In addition, based on our current projections of our taxable income for the year ended December 31, 2004, we expect to have sufficient taxable income to be able to fully utilize the remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 19%.

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. For the six months ended June 30, 2004 and 2003, an average of 98,508 and 914,666 employee stock options with weighted average exercise prices of $6.17 and $3.90, respectively, were excluded from the calculation because their effect was anti-dilutive.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. In addition, from time to time we make adjustments to our warranty reserve for specifically identified warranty exposures. Warranty expense for the six months ended June 30, 2004 and 2003 was $884 and $521, respectively.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2004:
Balance as of December 31, 2003	$1,102
Payments made under product warranty	(1,206)
Accruals for product warranties issued	884
Balance as of June 30, 2004	$ 780

Stock-Based Compensation

At June 30, 2004, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on our net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based employee compensation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$2,505	$(643)	$3,503	$(1,786)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89)	(120)	(180)	(565)
Pro forma net earnings (loss)	$2,416	$(763)	$3,323	$(2,351)
Net earnings (loss) per share:
Basic - as reported	$0.30	$(0.08)	$0.42	$(0.22)
Basic - pro forma	$0.29	$(0.09)	$0.40	$(0.28)
Diluted - as reported	$0.29	$(0.08)	$0.40	$(0.22)
Diluted - pro forma	$0.28	$(0.09)	$0.38	$(0.28)

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

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$12,243	$ 5,588	$22,204	$10,154
Temperature Management	5,910	4,568	11,056	8,019
Tester Interface	5,505	1,982	8,600	4,172
Intersegment sales	(944)	(869)	(2,138)	(1,887)
	$22,714	$11,269	$39,722	$20,458
Intersegment sales:
Positioner/Docking Hardware	$ 44	$ 4	$ 59	$ 5
Temperature Management	468	395	787	718
Tester Interface	432	470	1,292	1,164
	$944	$869	$2,138	$1,887

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$ 982	$(778)	$1,425	$(2,087)
Temperature Management	271	100	454	(394)
Tester Interface	1,932	(67)	2,429	(18)
	$3,185	$(745)	$4.308	$(2,499)
Net earnings (loss):
Positioner/Docking Hardware	$ 823	$(625)	$1,194	$(1,462)
Temperature Management	183	29	313	(308)
Tester Interface	1,499	(47)	1,996	(16)
	$2,505	$(643)	$3,503	$(1,786)
Identifiable assets:			June 30, 2004	Dec. 31, 2003
Positioner/Docking Hardware			$21,960	$16,568
Temperature Management			8,571	9,056
Tester Interface			7,706	4,353
			$38,237	$29,977

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
U.S.	$17,823	$ 8,663	$31,029	$15,211
Europe	1,877	1,203	3,985	2,019
Asia-Pacific	3,014	1,403	4,708	3,228
	$22,714	$11,269	$39,722	$20,458
Long-lived assets:			June 30, 2004	Dec. 31, 2003
U.S.			$3,406	$3,914
Europe			773	523
Asia-Pacific			90	102
			$4,269	$4,539

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2003 (our "2003 Form 10-K"), our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our bookings and net revenues and can significantly impact our results of operations, depending on our ability to react quickly to these shifts in demand. Typically, these industry cycles last 18 to 24 months and are generally characterized by sequential quarterly growth or declines in bookings and net revenues throughout the cycle. Therefore, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. At present, the industry is entering the second year of an expansion with the current industry consensus being that this upturn will last into 2005. There can be no assurance, however, that the current expansion will continue as presently expected.

Net Revenues and Bookings

The cyclical nature of the demand in our industry can be seen in a comparison of the peak to trough differences we have experienced in our consolidated quarterly net revenues and bookings during the most recent downturn and to date in the current upturn. For example, during the most recent downward cycle, which began late in 2000 and ended in early 2003, our consolidated quarterly net revenues declined approximately 72% from their peak of $24.5 million for the quarter ended September 30, 2000 to $7.0 million for the quarter ended March 31, 2002. In comparison, our consolidated quarterly net revenues for our most recent quarter ended June 30, 2004 were $22.7 million, a 102% increase from the level achieved in the second quarter of 2003, when both bookings and net revenues began to increase sequentially again and when we believe the current up-cycle began. The increase in our net revenues for the second quarter of 2004 as compared to the first quarter of the year was $5.7 million or 34%. Similar fluctuations have occurred in our bookings throughout this same time period. During our most recent quarter ended June 30, 2004, our bookings increased to $25.2 million, a 46% increase compared to the first quarter of 2004 when our bookings were $17.3 million.

During both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter the trend in both our bookings and net revenues can be erratic. This can occur, for example, when orders are pulled in or pushed out by a significant customer or when customer forecasts and general business conditions fluctuate causing one particular quarter to have either stronger or weaker than anticipated growth or decline. This appears to have been the case in the second quarter of 2004 where the growth rate we experienced in our bookings and net revenues was significantly stronger than what we had internally forecast at the end of the first quarter.

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

The level of inventory obsolescence charges can fluctuate significantly from period to period and are based upon a variety of factors including changes in demand for our products and new product designs. For the six months ended June 30, 2004 and 2003, our inventory obsolescence charges were $676,000 and $184,000, respectively. The increase in inventory obsolescence charges was primarily the result of a $272,000 increase in our reserves for excess quantities on hand related to one particular product we sell to an ATE manufacturer where we believe that our current inventory on hand is significantly greater than the demand we will experience over the next year. We cannot determine if this trend will continue or if these charges will increase or decrease throughout the balance of 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical product warranty expense. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. During the six months ended June 30, 2004 and 2003 our product warranty charges were $884,000 and $521,000, or 2.2% and 2.5% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of net revenues in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the warranty has expired in order to promote strong customer relations.

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2004 and 2003, our OEM sales as a percentage of net revenues were 43% and 37%, respectively. We anticipate that OEM sales as a percentage of net revenues will generally range from 35% to 55% in future periods.

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
                                                                                               - 11 -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.

	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.1	60.3	55.6	63.5
Gross margin	45.9	39.7	44.4	36.5
Selling expense	14.8	20.2	15.3	20.8
Engineering and product development expense	8.1	13.0	8.8	14.4
General and administrative expense	9.2	13.6	9.6	13.9
Operating income (loss)	13.8	(7.1)	10.7	(12.6)
Other income	0.2	0.6	0.1	0.5
Earnings (loss) before income taxes	14.0	(6.5)	10.8	(12.1)
Income tax expense (benefit)	3.0	(0.9)	2.0	(3.5)
Net earnings (loss)	11.0%	(5.6)%	8.8%	(8.6)%

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Net Revenues. Net revenues were $22.7 million for the quarter ended June 30, 2004 compared to $11.3 million for the same period in 2003, an increase of $11.4 million or 102%. We believe the increase reflects the aforementioned upturn in demand in our industry.

Net revenues in our positioner/docking hardware segment, temperature management segment and tester interface segment increased 118%, 30% and 236%, respectively, for the quarter ended June 30, 2004 compared to the comparable prior period. The larger increases in the net revenues of both our positioner/docking hardware and tester interface segments reflects the significantly increased demand for these products caused by the increased production requirements of our customers. The temperature management segment of our business is less cyclical than our other segments. Thus, the smaller increase in the net revenues of our temperature management segment reflect the slower growth rates in research and development requirements of our customers in that segment. During the quarter ended June 30, 2004, our net revenues from customers in the U.S., Europe, and Asia-Pacific increased 106%, 56% and 115%, respectively, over the comparable prior period. The higher growth rates in net revenues in the U.S. and Asia-Pacific regions reflect the greater demand from customers in those regions during the quarter ended June 30, 2004.

Gross Margin. Gross margin was 46% for the quarter ended June 30, 2004 as compared to 40% for the same period in 2003. The increase in gross margin in 2004 is primarily the result of our fixed operating costs being more fully absorbed over the significantly higher net revenue levels in 2004. While the absolute dollar amount of our fixed operating costs increased $541,000 for the second quarter of 2004 as compared to the same period in 2003, the percentage of net revenues which these costs represent decreased from 21% in 2003 to 13% in 2004. This improvement in gross margin was partially offset by an increase in inventory obsolescence charges and an increase in component material costs as a percentage of net revenues during the second quarter of 2004 as compared to the same period in 2003. The increase in inventory obsolescence charges was primarily the result of an increase in our reserves for excess quantities on hand related to one particular product we sell to an OEM customer where we believe that our current inventory on hand is significantly greater than the demand we will experience over the next year. We attribute the increase in component material costs primarily to the mix of products sold.

Selling Expense. Selling expense was $3.4 million for the quarter ended June 30, 2004 compared to $2.3 million for the same period in 2003, an increase of $1.1 million or 47%. We attribute the increase primarily to increased commission expense as well as the aforementioned increase in product warranty costs in our positioner/docking hardware segment. The increase in commission expense of $376,000 was primarily due to the significantly higher net revenue levels. To a lesser extent, there were increases in salary and benefits expense, travel expenses and advertising. The increase in salary and benefits expense reflects the fact that as industry conditions improved during 2004 we began to reinstate certain previously eliminated employee benefits such as our 401(k) match for domestic employees and our program of annual reviews and merit based salary increases. The increases in freight, travel and advertising were all driven by the increased level of business activity as demand continued to improve in the second quarter of 2004. .
                                                                                               - 12 -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Engineering and Product Development Expense. Engineering and product development expense was $1.8 million for the quarter ended June 30, 2004 compared to $1.5 million for the same period in 2003, an increase of $373,000 or 25%. We attribute the increase primarily to a $244,000 increase in salary and benefits expense due largely to hiring additional staff and the reinstatement of certain employee benefits as previously discussed. Also contributing to the increase, but to a lesser extent, were higher levels of spending on product development materials, primarily in our positioner/docking hardware and temperature management product segments, in the second quarter of 2004 as compared to the same period in 2003.

General and Administrative Expense. General and administrative expense was $2.1 million for the quarter ended June 30, 2004 compared to $1.5 million for the same period in 2003, an increase of $552,000 or 36%. We attribute the increase primarily to increased accruals for bonuses and, to a lesser extent, increases in travel costs, legal fees, and salary and benefits expense. The $201,000 increase in bonus accruals is primarily a result of accruing profit-based bonuses on our earnings for the second quarter of 2004. The increase in travel reflects additional travel by administrative personnel related to general business matters including the implementation of our new company-wide ERP system and compliance with new securities regulations. The increase in legal fees is primarily related to a higher level of patent filings in 2004 as compared to 2003. The increase in salary and benefits expense is primarily a result of the reinstatement of employee benefits, as previously mentioned.

Other Income. Other income was $48,000 for the quarter ended June 30, 2004 compared to $62,000 for the same period in 2003, a decrease of $14,000 or 23%. The decrease in other income was primarily due to a higher level of foreign exchange transaction losses in the second quarter of 2004 as compared to the same period in 2003.

Income Tax Expense (Benefit). Income tax expense was $680,000 for the quarter ended June 30, 2004 compared to an income tax benefit of $102,000 for the same period in 2003. Our effective tax rate for the second quarter of 2004 was 21% compared to 14% for the same period in 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first half of 2004, these subsidiaries generated taxable income and recorded tax expense. A portion of this tax expense was offset by recording a reduction in our valuation allowance related to those net operating loss carryforwards which we now expect to fully utilize during 2004. In addition, based on our current projections of our taxable income for the year ended December 31, 2004, we expect to have sufficient taxable income to be able to fully utilize the remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 19%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Revenues. Net revenues were $39.7 million for the six months ended June 30, 2004 compared to $20.5 million for the same period in 2003, an increase of $19.2 million or 94%. We believe the increase reflects the aforementioned upturn in demand in our industry.

Net revenues in our positioner/docking hardware segment, temperature management segment and tester interface segment increased 118%, 41% and 143%, respectively, for the six months ended June 30, 2004 compared to the comparable prior period. The larger increases in the net revenues of both our positioner/docking hardware and tester interface segments reflects the significantly increased demand for these products caused by the increased production requirements of our customers. The temperature management segment of our business is less cyclical than our other segments. Thus, the smaller increase in the net revenues of our temperature management segment reflect the slower growth rates in research and development requirements of our customers in that segment. During the six months ended June 30, 2004, our net revenues from customers in the U.S., Europe, and Asia-Pacific increased 104%, 97% and 46%, respectively, over the comparable prior period. The higher growth rates in net revenues in the U.S. and Europe regions reflect the greater demand from customers in those regions during the six months ended June 30, 2004.

Gross Margin. Gross margin was 44% for the six months ended June 30, 2004 as compared to 37% for the same period in 2003. The increase in gross margin in 2004 is primarily the result of our fixed operating costs being more fully absorbed over the significantly higher net revenue levels in 2004. While the absolute dollar amount of our fixed operating costs increased $814,000 for the first half of 2004 as compared to the same period in 2003, the percentage of net revenues which these costs represent decreased from 23% in 2003 to 14% in 2004. This improvement in gross margin was partially offset by an increase in inventory obsolescence charges and an increase in component material costs as a percentage of net revenues during the first

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

half of 2004 as compared to the same period in 2003. The increase in inventory obsolescence charges was primarily the result of an increase in our reserves for excess quantities on hand related to one particular product we sell to an OEM customer where we believe that our current inventory on hand is significantly greater than the demand we will experience over the next year. We attribute the increase in component material costs primarily to the mix of products sold.

Selling Expense. Selling expense was $6.1 million for the six months ended June 30, 2004 compared to $4.3 million for the same period in 2003, an increase of $1.8 million or 42%. We attribute the increase primarily to increased commission expense as well as the aforementioned increase in product warranty costs in our positioner/docking hardware segment. The increase in commission expense of $640,000 was primarily due to the significantly higher net revenue levels. To a lesser extent, there were increases in salary and benefits expense, travel expenses and advertising. The increase in salary and benefits expense reflects the reinstatement of employee benefits, as previously mentioned. The increases in freight, travel and advertising were all driven by the increased level of business activity as demand continued to improve throughout the first half of 2004.

Engineering and Product Development Expense. Engineering and product development expense was $3.5 million for the six months ended June 30, 2004 compared to $2.9 million for the same period in 2003, an increase of $546,000 or 19%. We attribute the increase primarily to a $409,000 increase in salary and benefits expense due largely to hiring additional staff and reinstatement of employee benefits, as previously mentioned. Also contributing to the increase, but to a lesser extent, were higher levels of spending on product development materials and travel, primarily in our positioner/docking hardware and temperature management product segments, in the first half of 2004 as compared to the same period in 2003.

General and Administrative Expense. General and administrative expense was $3.8 million for the six months ended June 30, 2004 compared to $2.8 million for the same period in 2003, an increase of $968,000 or 34%. We attribute the increase primarily to increased accruals for bonuses and, to a lesser extent, increases in legal fees, travel costs, and salary and benefits expense. The increase in bonus accruals is primarily a result of accruing profit-based bonuses on our earnings for the first half of 2004. The increase in legal fees of $273,000 is primarily the result of having received a settlement of patent infringement litigation during the first quarter of 2003 that was recorded as a reduction of legal expense in that quarter, and, to a lesser extent, due to a higher level of patent filings in 2004 as compared to 2003. The increase in travel reflects additional travel by administrative personnel related to general business matters including implementation of our new company-wide ERP system and compliance with new securities regulations. The increase in salary and benefits expense is primarily a result of the fact that, as previously mentioned, we reinstated certain employee benefits.

Other Income. Other income was $54,000 for the six months ended June 30, 2004 compared to $97,000 for the same period in 2003, a decrease of $43,000 or 44%. The decrease in other income was primarily due to a higher level of foreign exchange transaction losses in the second quarter of 2004 as compared to the same period in 2003.

Income Tax Expense (Benefit). Income tax expense was $805,000 for the six months ended June 30, 2004 compared to an income tax benefit of $713,000 for the same period in 2003. Our effective tax rate for the first half of 2004 was 19% compared to 29% for the same period in 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first half of 2004, these subsidiaries generated taxable income and recorded tax expense. A portion of this tax expense was offset by recording a reduction in our valuation allowance related to those net operating loss carryforwards which we now expect to fully utilize during 2004. In addition, based on our current projections of our taxable income for the year ended December 31, 2004, we expect to have sufficient taxable income to be able to fully utilize the remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 19%.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2004 was $1.5 million compared to $96,000 for the same period in 2003. The increase in cash provided by operations was primarily the result of our generating operating income for the first half of 2004 compared with an operating loss for the same period in 2003. Increases in accounts receivable and inventories during the first half of 2004 were partially offset by increases in accounts payable and accrued expenses during this same period. Accounts receivable increased $5.7 million from December 31, 2003 to June 30, 2004 due to higher net revenue levels, particularly in the second quarter of 2004, and inventories increased $2.4 million during this same period, primarily due

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

to the purchasing of materials to fulfill current and future orders. Accounts payable increased $2.9 million from December 31, 2003 to June 30, 2004 due to increased purchases to support higher production levels during the first half of 2004. Accrued expenses increased $1.3 million during this same period primarily as a result of an increase in accrued wages due to the timing of payroll dates and an increase in accrued commissions due to the significantly higher sales levels in 2004. In addition, during the first quarter of 2004 we received $152,000 from our landlord in Cherry Hill, New Jersey as a settlement of certain claims related to repairs needed to the floor of this facility. We recorded this amount as a reserve for these repairs since any unused portion of these funds must be returned to the property owner at the termination of our lease. Domestic and foreign income taxes payable increased $689,000 from December 31, 2003 to June 30, 2004 primarily as a result of the accrual of taxes on our earnings for the first half of 2004.

Purchases of property and equipment were $892,000 for the six months ended June 30, 2004, which consisted of $274,000 primarily for additional machine shop equipment for our subsidiary in the UK, $198,000 primarily for demonstration equipment and computer hardware and software for our Temptronic facility, $157,000 primarily for computer hardware and software for our Cherry Hill facility, and $131,000 primarily for a combination of quality assurance and inspection equipment and engineering software and testing equipment for our Sunnyvale facility. The balance of purchases was for equipment for our other foreign subsidiaries. We currently estimate that we will spend up to $1.0 million during the balance of 2004 to purchase additional property and equipment, including approximately $250,000 for improvements to our existing facility in New Jersey, approximately $360,000 for tenant improvements to our new facility in California that we expect to occupy in late 2004, and approximately $100,000 for equipment for one of our German operations.

Net cash used in financing activities for the six months ended June 30, 2004 was $44,000, which consisted of $48,000 in payments made under capital lease obligations offset by $4,000 in proceeds received from the exercise of employee stock options.

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

We believe that our existing cash balances plus the anticipated cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. The current industry consensus is that the upturn which began in mid-2003 will continue at a moderate pace through 2004 and into 2005. However, if the upturn were to be more rapid than we expect, or if the upturn should falter and the industry should enter another downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2004, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2003 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

International Operations

Net revenues generated by our foreign subsidiaries were 22% and 26% of consolidated net revenues for the six months ended June 30, 2004 and 2003, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 10% of consolidated net revenues for each of the six months ended June 30, 2004 and 2003, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 12% and 16% of consolidated net revenues for the six months ended June 30, 2004 and 2003, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to effectively control operating costs; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of management time and the expenses of various professionals retained to assist us with compliance with new securities regulations; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the SEC, including our 2003 Form 10-K.

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our UK operation, approximately 60% to 70% of our sales are in U.S. dollars or Euros and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. In our Japanese operation, 100% of our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. In our other German operation, a portion of our sales are occasionally in U.S. dollars but all of our manufacturing costs are in Euros. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the British pound, the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2004, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of June 30, 2004, we had cash and cash equivalents of $5.7 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2004 would have decreased by less than $28,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change during the quarter covered by this report. As discussed elsewhere in this report, we are in the process of implementing a new order-entry and accounting information system at four of our operations. As of the date of this report, we have completed the implementation in three of these locations and plan to complete the final implementation before year end. The implementation of the new ERP system necessarily involves changes to our procedures for internal control over financial reporting. The CEO and CFO believe, however, that our existing procedures provide, and our new procedures will continue to provide, appropriate internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

(b)  Reports on Form 8-K

On April 2, 2004, we filed a Current Report on Form 8-K providing information responsive to the requirements of Item 5 of that form regarding our 2004 annual meeting of stockholders to be held on July 28, 2004.

On May 3, 2004, we filed a Current Report on Form 8-K (i) providing information responsive to the requirements of Items 5 and 7 of that form announcing changes to our Board of Directors and the adoption of new corporate governance guidelines and (ii) furnishing information responsive to the requirements of Items 7 and 12 regarding our financial results and conference call for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
inTEST Corporation
Date:	August 13, 2004	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 13, 2004	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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