Form 10-Q
period 2004-09-30
INTEST CORP
filed 2004-11-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2004:

8,794,516

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2004 and 2003	3
	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2004	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	5
	Notes to Consolidated Financial Statements	6 - 10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20 -21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Securities Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Index to Exhibits		24

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                    Sept. 30,   Dec. 31,
                                                                      2004        2003
                                                                    ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                          $ 6,953    $ 5,116
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $150 and $125, respectively                  12,045      9,183
  Inventories                                                         10,532      7,332
  Refundable domestic income taxes                                       729        751
  Other current assets                                                   785        557
     Total current assets                                             31,044     22,939

Property and equipment:
  Machinery and equipment                                             11,745     10,572
  Leasehold improvements                                               2,667      2,527
                                                                      14,412     13,099
  Less: accumulated depreciation                                     (10,010)    (8,560)
     Net property and equipment                                        4,402      4,539

Other assets                                                             760        680
Goodwill                                                               2,150      1,384
Intangible assets, net                                                   392        435

     Total assets                                                    $38,748    $29,977
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 4,804    $ 3,507
  Accrued wages and benefits                                           1,943      1,115
  Accrued warranty                                                     1,055      1,102
  Accrued sales commissions                                              631        487
  Other accrued expenses                                                 858        687
  Income taxes payable                                                   515        278
  Capital lease obligations                                               93         93
     Total current liabilities                                         9,899      7,269
Capital lease obligations, net of current portion                         45        117
     Total liabilities                                                 9,944      7,386

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,013,755 and 8,737,505 shares issued, respectively                  90         87
  Additional paid-in capital                                          23,404     21,955
  Retained earnings                                                    7,137      2,393
  Accumulated other comprehensive income                                 495        478
  Treasury stock, at cost; 375,648 shares                             (2,322)    (2,322)
     Total stockholders' equity                                       28,804     22,591
     Total liabilities and stockholders' equity                      $38,748    $29,977
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excepts share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2004      2003        2004      2003
                                               --------  --------    --------  --------
Net revenues                                   $19,509    $12,725    $59,231    $33,183
Cost of revenues                                11,726      7,254     33,821     20,254
                                               -------    -------    -------    -------
      Gross margin                               7,783      5,471     25,410     12,929
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               3,226      2,976      9,289      7,234
   Engineering and product development
     expense                                     1,852      1,709      5,346      4,657
   General and administrative expense            1,884      1,480      5,700      4,328
                                               -------    -------    -------    -------
      Total operating expenses                   6,962      6,165     20,335     16,219
                                               -------    -------    -------    -------
Operating income (loss)                            821       (694)     5,075     (3,290)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  16         15         65         54
   Interest expense                                 (1)        (4)        (6)       (14)
   Other                                            21         18         31         86
                                               -------    -------    -------    -------
      Total other income                            36         29         90        126
                                               -------    -------    -------    -------
Earnings (loss) before income taxes                857       (665)     5,165     (3,164)
Income tax expense (benefit)                      (384)     2,115        421      1,402
                                               -------    -------    -------    -------
      Net earnings (loss)                      $ 1,241    $(2,780)   $ 4,744    $(4,566)
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                   $0.15     $(0.33)     $0.56     $(0.55)

Weighted average common shares
 outstanding-basic                           8,500,225  8,326,477  8,408,937  8,325,167

Net earnings (loss) per common
 share - diluted                                 $0.14     $(0.33)     $0.54     $(0.55)

Weighted average common and common
 share equivalents outstanding-diluted       8,902,440  8,326,477  8,777,053  8,325,167

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                    Sept. 30,             Sept. 30,
                                               ------------------     -----------------
                                                 2004      2003        2004      2003
                                               -------    -------     ------    -------

Net earnings (loss)                            $1,241     $(2,780)    $4,744    $(4,566)

Foreign currency translation adjustments          103          64         17        145
                                               ------     -------     ------    -------

Comprehensive earnings (loss)                  $1,344     $(2,716)    $4,761    $(4,421)
                                               ======     =======     ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                           Accumulated
                                     Common Stock    Additional               Other                       Total
                                  -----------------   Paid-In    Retained  Comprehensive   Treasury   Stockholders'
                                   Shares    Amount   Capital    Earnings   Income(Loss)     Stock       Equity
                                  ---------  ------  ----------  --------  -------------   --------   -------------

Balance, December 31, 2003        8,737,505   $  87    $21,955    $ 2,393      $ 478       $(2,322)      $22,591

Net earnings                              -       -          -      4,744          -             -         4,744

Other comprehensive income                -       -          -          -         17             -            17

Contingent shares released
  related to prior acquisition      100,000       1        755          -          -             -           756

Stock options exercised             176,250       2        694          -          -             -           696
                                  ---------   -----    -------    -------      -----       -------       -------

Balance, September 30, 2004       9,013,755   $  90    $23,404    $ 7,137      $ 495       $(2,322)      $28,804
                                  =========   =====    =======    =======      =====       =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2004       2003
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 4,744    $(4,566)
  Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                        1,563      1,485
    Deferred taxes                                                           -      1,212
    Foreign exchange loss                                                   67         26
    Loss on disposal of machinery and equipment                            120          -
    Changes in assets and liabilities:
      Trade accounts notes receivable                                   (2,901)    (1,920)
      Inventories                                                       (3,179)      (114)
      Refundable domestic income taxes                                      22        833
      Other current assets                                                (228)      (129)
      Other assets                                                         (87)       (14)
      Accounts payable                                                   1,288      1,257
      Accrued wages and benefits                                           830         35
      Accrued warranty                                                     (46)       286
      Accrued sales commissions                                            143         91
      Other accrued expenses                                               172         66
      Income taxes payable                                                 232         54
                                                                       -------    -------
Net cash provided by (used in) operating activities                      2,740     (1,398)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,569)    (1,228)
  Proceeds from sale of demonstration equipment, net of gain                70         67
                                                                       -------    -------
Net cash used in investing activities                                   (1,499)    (1,161)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                   (72)       (64)
  Proceeds from stock options exercised                                    696         21
                                                                       -------    -------
Net cash provided by (used in) financial activities                        624        (43)
                                                                       -------    -------
Effects of exchange rates on cash                                          (28)        51
                                                                       -------    -------
Net cash provided by (used in) all activities                            1,837     (2,551)
Cash and cash equivalents at beginning of period                         5,116      8,145
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 6,953    $ 5,594
                                                                       =======    =======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   168    $  (737)
  Interest                                                                   6         14

Contingent shares released related to prior acquisition                    756          -

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Concentration of Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, without limitation: the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory and obsolescence due to changes in demand for our products; product warranty expense related to product retrofits and other product replacements driven by the prototype nature of much of our business; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to retain key personnel whose salaries have been reduced; the ability to effectively reduce and control operating costs and successfully restructure our operations to reduce our break-even point; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of management time and the expenses of various professionals retained to assist us with compliance with new securities regulations; and the sufficiency of cash balances, lines of credit and net cash from operations. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Goodwill and Intangibles

Goodwill at both September 30, 2004 and 2003 relates to the positioner/docking hardware segment. Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2004 and 2003 are as follows:
	2004	2003
Balance - Beginning of period	$1,384	$1,243
Goodwill recorded during the year	756	-
Impact of foreign currency translation	10	58
Balance - End of period	$2,150	$1,301

During the quarter ended September 30, 2004, we issued 100,000 shares of common stock to the former owner of our Intestlogic subsidiary. These shares were issued pursuant to a provision contained in the amended agreement of sale that established revenue targets in 2004 and 2005 that if met would require the issuance of up to 200,000 shares of common stock. During the third quarter, the revenue target for 2004 was achieved and the maximum number of shares to be earned in 2004 were issued.

In connection with the issuance of these shares, we recorded goodwill of $756, which represented the fair market value of the shares issued. At September 30, 2004, we reviewed the goodwill associated with the issuance of these shares along with the previously established goodwill, intangible assets and net fixed assets of our Intestlogic subsidiary and determined that there was no impairment.

As of September 30, 2004, definite life intangibles totaled $392, net of amortization of $98. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized over ten years. These definite life intangible assets are technology based and include unpatented technology (on which a patent application has been filed). They are allocated to the positioner/docking hardware segment. Amortization expense for the nine months ended September 30, 2004 was $36. Estimated amortization expense for each of the next five years is $48.

Income Taxes

Income tax expense was $421 for the nine months ended September 30, 2004 compared to $1,402 for the same period in 2003. Our effective tax rate for the first nine months of 2004 was 8% compared to (44)% for the same period in 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first nine months of 2004, these subsidiaries have generated taxable income and recorded tax expense

At June 30, 2004 we estimated our consolidated effective income tax rate for 2004 to be approximately 19% based upon our estimates of earnings in the second half of 2004. As a result of a significant reduction in the level of our profitability in the third quarter of 2004, relative to what we forecasted at the end of the second quarter, as well as our current forecast of operating losses for the fourth quarter of 2004, we recorded a net consolidated income tax benefit of $384 during the quarter ended September 30, 2004. In addition, based upon current projections of our taxable income for the year ended December 31, 2004, we now do not expect to have sufficient taxable income to be able to fully utilize our remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 8%.

During the nine months ended September 30, 2004, approximately $300 of income tax benefits were generated as the result of stock option exercises. Upon the future realization of these income tax benefits, the amount attributable to stock option exercises will be recorded as additional paid-in capital in stockholders' equity.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. The table below sets forth for the periods indicated the average number of employee stock options and their respective weighted average exercise prices that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Average number of employee stock options	-	1,005,212	65,673	944,848
Weighted average exercise price	$ -	$3.81	$6.17	$3.87

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon our historical claims experience. In addition, from time to time we make adjustments to our warranty reserve for specifically identified warranty exposures. Warranty expense for the nine months ended September 30, 2004 and 2003 was $1,526 and $1,329, respectively.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2004:
Balance as of December 31, 2003	$1,102
Payments made under product warranty	(1,573)
Accruals for product warranties issued	1,526
Balance as of September 30, 2004	$1,055

Stock-Based Compensation

At September 30, 2004, we have certain stock-based employee compensation plans. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on our net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to stock-based employee compensation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$1,241	$(2,780)	$4,744	$(4,566)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(80)	(264)	(645)
Pro forma net earnings (loss)	$1,157	$(2,860)	$4,480	$(5,211)
Net earnings (loss) per share:
Basic - as reported	$0.15	$(0.33)	$0.56	$(0.55)
Basic - pro forma	$0.14	$(0.34)	$0.53	$(0.63)
Diluted - as reported	$0.14	$(0.33)	$0.54	$(0.55)
Diluted - pro forma	$0.13	$(0.34)	$0.51	$(0.63)

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

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$10,249	$ 5,670	$32,453	$15,824
Temperature Management	6,100	4,008	17,156	12,027
Tester Interface	4,014	3,829	12,614	8,001
Intersegment sales	(854)	(782)	(2,992)	(2,669)
	$19,509	$12,725	$59,231	$33,183
Intersegment sales:
Positioner/Docking Hardware	$ 15	$ -	$ 74	$ 5
Temperature Management	592	215	1,379	933
Tester Interface	247	567	1,539	1,731
	$854	$782	$2,992	$2,669

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)  SEGMENT INFORMATION (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Earnings (loss) before income taxes:
Positioner/Docking Hardware	$ (22)	$(1,373)	$1,403	$(3,460)
Temperature Management	198	(235)	652	(629)
Tester Interface	681	943	3,110	925
	$857	$ (665)	$5,165	$(3,164)
Net earnings (loss):
Positioner/Docking Hardware	$ (65)	$(2,856)	$1,129	$(4,318)
Temperature Management	192	(661)	505	(969)
Tester Interface	1,114	737	3,110	721
	$1,241	$(2,780)	$4,744	$(4,566)
Identifiable assets:			Sept. 30, 2004	Dec. 31, 2003
Positioner/Docking Hardware			$23,443	$16,568
Temperature Management			8,917	9,056
Tester Interface			6,388	4,353
			$38,748	$29,977

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
U.S.	$15,453	$ 9,899	$46,482	$25,110
Europe	1,425	1,076	5,410	3,095
Asia-Pacific	2,631	1,750	7,339	4,978
	$19,509	$12,725	$59,231	$33,183
Long-lived assets:			Sept. 30, 2004	Dec. 31, 2003
U.S.			$3,547	$3,914
Europe			762	523
Asia-Pacific			93	102
			$4,402	$4,539

(4)  SUBSEQUENT EVENT - COST CONTAINMENT AND ORGANIZATIONAL CHANGES

In mid November, we announced organizational changes and cost structure adjustments that are part of our continuing efforts to effectively meet the needs and expectations of the fluid ATE market. These changes will give our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff. We believe this reorganization and resultant decentralization will make us a more competitive company positioned to rapidly adapt to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities.

Specific actions resulting from the reorganization include the elimination of four executive-level positions, an approximate 18% reduction in domestic head count, and certain salary and benefit adjustments. During the fourth quarter of 2004, we expect we will incur severance costs of approximately $500 related to these actions. We expect these actions will reduce our annual operating expense structure by approximately $4.5 million. Additional organizational changes are still being developed that may result in additional implementation costs in future quarters prior to realizing future savings.
                                                                                          - 10 -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2003 (our "2003 Form 10-K"), our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our bookings and net revenues and can significantly impact our results of operations, depending on our ability to react quickly to these shifts in demand. These industry cycles have lasted typically 18 to 24 months; however, recently the cycles have become less predictable. Because the industry cycles are generally characterized by sequential quarterly growth or declines in bookings and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles.

During both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter the trend in both our bookings and net revenues can be erratic. This can occur, for example, when orders are pulled in or pushed out by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter causing one particular month and/or quarter to have either stronger or weaker than anticipated growth or decline.

Net Revenues and Bookings

The following table sets forth for the periods indicated a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net revenues from unaffiliated customers:
Positioner/Docking Hardware	$10,249	$ 5,670	$32,453	$15,824
Temperature Management	6,100	4,008	17,156	12,027
Tester Interface	4,014	3,829	12,614	8,001
Intersegment sales	(854)	(782)	(2,992)	(2,669)
	$19,509	$12,725	$59,231	$33,183

U.S.	$15,453	$ 9,899	$46,482	$25,110
Europe	1,425	1,076	5,410	3,095
Asia-Pacific	2,631	1,750	7,339	4,978
	$19,509	$12,725	$59,231	$33,183

During the first half of 2003, the ATE industry entered a period of expansion that continued throughout the balance of that year and into the first half of 2004. During this time period, our consolidated quarterly net revenues increased from $11.3 million for the second quarter of 2003 to $22.7 million for the second quarter in 2004. At the beginning of the third quarter of 2004, both our order and sales activity continued to be strong and we believed that this expansion would last into 2005. However, late in the third quarter of 2004, there was a significant weakening in the level of our orders in both our positioner/docking hardware and tester interface product segments. In addition, several customers of these two segments either postponed scheduled shipments or canceled orders. Through the end of the third quarter of 2004, orders for our temperature management products had not been as heavily affected by the weakened demand for our other products. Consequently, we ended the quarter with $19.5 million in consolidated net revenues, a $3.2 million, or 14%, decrease from the prior quarter. Our consolidated bookings decreased from $25.1 million for the second quarter of 2004 to $11.8 million for the third quarter of 2004. Our backlog as of September 30, 2004 was $8.7 million, down from $16.2 million at the end of the second quarter of 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

We cannot determine at this time if the ATE industry has entered the next down cycle, or if the downward trend in our bookings and net revenues in the third quarter of 2004 represents only a temporary softening of demand in the markets we serve. At present, we cannot predict how long the current weaker market conditions will remain, nor how significant the declines in both our quarterly net revenues and bookings will be through this period of contraction.

Cost Containment and Organizational Changes

In mid November, we announced organizational changes and cost structure adjustments that are part of our continuing efforts to effectively meet the needs and expectations of the fluid ATE market. These changes will give our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff. We believe this reorganization and resultant decentralization will make us a more competitive company positioned to rapidly adapt to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities.

Specific actions resulting from the reorganization include the elimination of four executive-level positions, an approximate 18% reduction in domestic head count, and certain salary and benefit adjustments. During the fourth quarter of 2004, we expect we will incur severance costs of approximately $500 related to these actions. We expect these actions will reduce our annual operating expense structure by approximately $4.5 million. Additional organizational changes are still being developed that may result in additional implementation costs in future quarters prior to realizing future savings.

Inventory Obsolescence Charges

We review our inventories and record inventory obsolescence charges based upon our established obsolescence criteria, that identifies material that has not been used in a work order during the prior 12 months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional inventory obsolescence charges are recorded based upon facts which would not give rise to an obsolescence charge under the historical obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. See also "Critical Accounting Policies", below.

For the nine months ended September 30, 2004 and 2003, our inventory obsolescence charges were $1.1 million and $275,000, respectively. The level of inventory obsolescence charges can fluctuate significantly from period to period and are based upon a variety of factors including changes in demand for our products and new product designs. The increase in inventory obsolescence charges during 2004 was primarily the result of order cancellations where we had already purchased inventory to fulfill the orders and where that inventory can not be used in other products we manufacture due to its highly customized nature. In addition we had increases in our reserves for excess quantities related to materials with long lead times that were purchased based upon forecasted orders which did not materialize. After the close of the third quarter of 2004, management made the determination to cease the practice of purchasing significant amounts of inventory against forecasted orders due to the increased level of uncertainty in our current business outlook. However, at some point in the future, we may determine that it is appropriate to increase the level of such purchases based on a variety of factors, including, but not limited to, general market conditions and the specific delivery requirements of our customers.

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical claims experience. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. During the nine months ended September 30, 2004 and 2003 our product warranty charges were $1.5 million and $1.3 million, or 2.6% and 4.0% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the warranty has expired in order to promote strong customer relations.

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2004 and 2003, our OEM sales as a percentage of net revenues were 42% and 40%, respectively.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.1	57.0	57.1	61.0
Gross margin	39.9	43.0	42.9	39.0
Selling expense	16.5	23.4	15.7	21.8
Engineering and product development expense	9.5	13.4	9.0	14.0
General and administrative expense	9.7	11.6	9.6	13.1
Operating income (loss)	4.2	(5.4)	8.6	(9.9)
Other income	0.2	0.2	0.1	0.4
Earnings (loss) before income taxes	4.4	(5.2)	8.7	(9.5)
Income tax expense (benefit)	(2.0)	16.6	0.7	4.2
Net earnings (loss)	6.4%	(21.8)%	8.0%	(13.7)%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net Revenues. Net revenues were $19.5 million for the quarter ended September 30, 2004 compared to $12.7 million for the same period in 2003, an increase of $6.8 million or 53%. We believe the increase in our net revenues in the third quarter of 2004 as compared to the same quarter in 2003 reflects the stronger demand in that period as the up cycle that began in the first half of 2003 built momentum. However, as discussed above, our order activity in the positioner/docking hardware and tester interface product segments declined significantly late in the third quarter of 2004. As a result of these weakened market conditions, we expect our consolidated net revenues for the fourth quarter to decline from the level of the third quarter of 2004.

Net revenues in our positioner/docking hardware segment, temperature management segment and tester interface segment increased 81%, 52% and 5%, respectively, for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. The larger increase in the net revenues of our positioner/docking hardware segment reflects the significantly increased demand for these products caused by the increased production requirements of our customers. The smaller increase in the net revenues of our tester interface product segment reflects the less dramatic decline in demand for the products of this segment in the latter half of the third quarter of 2004. During the quarter ended September 30, 2004, our net revenues from customers in the U.S., Europe and Asia-Pacific increased 56%, 32% and 50%, respectively, over the same period in 2003. The higher growth rates in net revenues in the U.S. and Asia-Pacific regions reflect the greater demand from customers in those regions during the quarter ended September 30, 2004.

Gross Margin. Gross margin was 40% for the quarter ended September 30, 2004 as compared to 43% for the same period in 2003. The decrease in gross margin in 2004 is primarily the result of an increase in both component material costs and inventory obsolescence charges during the third quarter of 2004 as compared to the same period in 2003. We attribute the increase in component material costs primarily to the mix of products sold. As previously discussed, the increase in inventory obsolescence charges was primarily the result of order cancellations where we had already purchased inventory to fulfill the orders and where that inventory can not be used in other products we manufacture due to its highly customized nature. In addition. we increased our reserves for excess quantities related to materials with long lead times that were purchased based upon forecasted orders which did not materialize. The increases in component material costs and inventory obsolescence charges were partially offset by a reduction in our fixed operating costs as a percentage of net revenues. This is due to the fact that these fixed operating costs were more fully absorbed over the significantly higher net revenue levels in 2004 compared to 2003. While the absolute dollar amount of our fixed operating costs increased $854,000 for the third quarter of 2004 as compared to the same period in 2003, the percentage of net revenues which these costs represent decreased from 18% in 2003 to 16% in 2004. We attribute the increase in the absolute dollar amount of our fixed operating costs primarily to higher salary and benefits expense which increased $592,000 over the comparable prior period. This increase was due largely to the hiring of additional staff and the fact that as industry conditions improved during 2004 we began to reinstate certain previously eliminated employee benefits such as our 401(k) match for domestic employees and our program of annual reviews and merit based salary increases. Also contributing to the increase in fixed operating costs, but to a lesser extent, were increases in insurance, third party consultants and depreciation, which were driven by the increased level of business activity in 2004 compared to 2003.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $3.2 million for the quarter ended September 30, 2004 compared to $3.0 million for the same period in 2003, an increase of $250,000 or 8%. We attribute the increase primarily to increased commission expense as well as higher levels of salary and benefits expense in the third quarter of 2004 as compared to the same period in 2003. The increase in commission expense of $301,000 was primarily due to the significantly higher net revenue levels. The increase in salary and benefits expense primarily reflects the reinstatement of certain employee benefits as previously discussed. These increases were partially offset by decreases in warranty, travel and advertising expenses during this same time period. Warranty expense decreased $166,000 primarily due to the fact that our total warranty expense of $808,000 in the third quarter of 2003 included an accrual of $500,000 related to a product retrofit and improvement for one customer. During the third quarter of 2004, our total warranty expense was $642,000 and did not include any product retrofits or improvements for a single customer of this magnitude.

Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for the quarter ended September 30, 2004 compared to $1.7 million for the same period in 2003, an increase of $143,000 or 8%. We attribute the increase primarily to a $216,000 increase in salary and benefits expense due largely to hiring additional staff and the reinstatement of certain employee benefits as previously discussed. This increase was partially offset by a reduction in fees paid to third party product development consultants.

General and Administrative Expense. General and administrative expense was $1.9 million for the quarter ended September 30, 2004 compared to $1.5 million for the same period in 2003, an increase of $404,000 or 27%. We attribute the increase primarily to a $264,000 increase in salary and benefits expense, which is largely a result of the reinstatement of employee benefits, as previously mentioned. To a lesser extent, we attribute the increase to higher levels of accruals for profit-based bonuses and an increase in fees paid to members of our Board of Directors.

Other Income. Other income was $36,000 for the quarter ended September 30, 2004 compared to $29,000 for the same period in 2003, an increase of $7,000 or 24%. There were no significant changes in the components of other income during this time period.

Income Tax Expense (Benefit). Income tax benefit was $384,000 for the quarter ended September 30, 2004 compared to income tax expense of $2.1 million for the same period in 2003. During the third quarter of 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. During the first nine months of 2004, these subsidiaries have generated taxable income and recorded tax expense.

At June 30, 2004 we estimated our consolidated effective income tax rate for 2004 to be approximately 19% based upon our estimates of earnings in the second half of 2004. As a result of a significant reduction in the level of our profitability in the third quarter of 2004, relative to what we forecasted at the end of the second quarter, as well as our current forecast of operating losses for the fourth quarter of 2004, we recorded a net consolidated income tax benefit of $384 during the quarter ended September 30, 2004. In addition, based upon current projections of our taxable income for the year ended December 31, 2004, we now do not expect to have sufficient taxable income to be able to fully utilize our remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 8%.

During the quarter ended ended September 30, 2004, approximately $300 of income tax benefits were generated as the result of stock option exercises. Upon the future realization of these income tax benefits, the amount attributable to stock option exercises will be recorded as additional paid-in capital in stockholders' equity.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Revenues. Net revenues were $59.2 million for the nine months ended September 30, 2004 compared to $33.2 million for the same period in 2003, an increase of $26.0 million or 79%. We believe the increase in our net revenues for the nine months ended September 30, 2004 as compared to the same period in 2003 reflects the upturn in demand in our industry which began in the first half of 2003. However, as discussed above in the Overview, our order activity in the positioner/docking hardware and tester interface product segments declined significantly late in the third quarter of 2004. As a result of these weakened market conditions, we expect our consolidated net revenues for the fourth quarter to decline from the level of the third quarter of 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net revenues in our positioner/docking hardware segment, temperature management segment and tester interface segment increased 105%, 43% and 58%, respectively, for the nine months ended September 30, 2004 compared to the comparable prior period. The larger increases in the net revenues of both our positioner/docking hardware and tester interface segments reflects the significantly increased demand for these products caused by the increased production requirements of our customers. During the nine months ended September 30, 2004, our net revenues from customers in the U.S., Europe and Asia-Pacific increased 85%, 75% and 47%, respectively, over the comparable prior period. The higher growth rates in net revenues in the U.S. and Europe reflect the greater demand from customers in those regions during the nine months ended September 30, 2004.

Gross Margin. Gross margin was 43% for the nine months ended September 30, 2004 as compared to 39% for the same period in 2003. The increase in gross margin in 2004 is primarily the result of our fixed operating costs being more fully absorbed over the significantly higher net revenue levels in 2004. While the absolute dollar amount of our fixed operating costs increased $1.7 million for the first nine months of 2004 as compared to the same period in 2003, the percentage of net revenues which these costs represent decreased from 21% in 2003 to 15% in 2004. This improvement in gross margin was partially offset by an increase in component material costs and inventory obsolescence charges as a percentage of net revenues during the first nine months of 2004 as compared to the same period in 2003.

We attribute the increase in the absolute dollar amount of our fixed operating costs primarily to higher salary and benefits expense, which increased $1.2 million over the comparable prior period. The increase in salary and benefits expense reflects the reinstatement of certain employee benefits as previously discussed. Also contributing to the increase in fixed operating costs, but to a lesser extent, were increases in third party consultants, insurance, facilities costs and depreciation, which were all driven by the increased level of business activity in 2004 as compared to 2003.

We attribute the increase in component material costs primarily to the mix of products sold. As previously discussed, the increase in inventory obsolescence charges was primarily the result of order cancellations where we had already purchased inventory to fulfill the orders and where that inventory can not be used in other products we manufacture due to its highly customized nature. In addition, we had increases in our reserves for excess quantities related to materials with long lead times that were purchased based upon forecasted orders which did not materialize.

Selling Expense. Selling expense was $9.3 million for the nine months ended September 30, 2004 compared to $7.2 million for the same period in 2003, an increase of $2.1 million or 28%. We attribute the increase primarily to increased commission expense, and, to a lesser extent, increases in salary and benefits, freight, warranty and travel expenses. Commission expense increased $942,000 primarily due to the significantly higher net revenue levels. Salary and benefits expense increased $450,000 primarily reflecting the reinstatement of employee benefits, as previously mentioned. Increases in freight, warranty and travel were all driven by the increased level of business activity in the first nine months of 2004 as compared to the same period in 2003.

Engineering and Product Development Expense. Engineering and product development expense was $5.3 million for the nine months ended September 30, 2004 compared to $4.7 million for the same period in 2003, an increase of $689,000 or 15%. We attribute the increase primarily to a $625,000 increase in salary and benefits expense due largely to hiring additional staff and reinstatement of employee benefits, as previously mentioned. Also contributing to the increase, but to a lesser extent, were higher levels of spending on travel, primarily in our positioner/docking hardware segments, in the first nine months of 2004 as compared to the same period in 2003. These increases were partially offset by a decrease in fees paid to third party product development consultants.

General and Administrative Expense. General and administrative expense was $5.7 million for the nine months ended September 30, 2004 compared to $4.3 million for the same period in 2003, an increase of $1.4 million or 32%. We attribute the increase primarily to higher salary and benefits expense and, to a lesser extent, increases in accruals for profit-related bonuses, legal fees and travel costs. Salary and benefits expense increased $425,000 primarily as a result of the fact that, as previously mentioned, we reinstated certain employee benefits. Profit-related bonus accruals increased $269,000 as a result of our higher earnings for the first nine months of 2004 as compared to the same period in 2003. Legal fees increased $242,000 primarily as a result of having received a settlement of patent infringement litigation during the first quarter of 2003 that was recorded as a reduction of legal expense in that quarter, and, to a lesser extent, due to a higher level of patent filings in 2004 as compared to 2003. The increase in travel reflects additional travel by administrative personnel related to general business matters including implementation of our new company-wide ERP system and compliance with new securities regulations.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Other Income. Other income was $90,000 for the nine months ended September 30, 2004 compared to $126,000 for the same period in 2003, a decrease of $36,000 or 29%. The decrease in other income was primarily due to a higher level of foreign exchange transaction losses in the first nine months of 2004 as compared to the same period in 2003.

Income Tax Expense. Income tax expense was $421,000 for the nine months ended September 30, 2004 compared to $1.4 million for the same period in 2003. Our effective tax rate for the first nine months of 2004 was 8% compared to (44)% for the same period in 2003. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these deferred tax assets before they expire. A significant portion of these deferred tax assets relate to net operating loss carryforwards for certain domestic and foreign subsidiaries. In 2004, these subsidiaries have generated taxable income and recorded tax expense.

At June 30, 2004 we estimated our consolidated effective income tax rate for 2004 to be approximately 19% based upon our estimates of earnings in the second half of 2004. As a result of a significant reduction in the level of our profitability in the third quarter of 2004, relative to what we forecasted at the end of the second quarter, as well as our current forecast of operating losses for the fourth quarter of 2004, we recorded a net consolidated income tax benefit of $384 during the quarter ended September 30, 2004. In addition, based upon current projections of our taxable income for the year ended December 31, 2004, we now do not expect to have sufficient taxable income to be able to fully utilize our remaining domestic Federal net operating loss carryforwards during 2004. Our current estimate is that our consolidated effective income tax rate for 2004 will be approximately 8%.

During the nine months ended ended September 30, 2004, approximately $300 of income tax benefits were generated as the result of stock option exercises. Upon the future realization of these income tax benefits, the amount attributable to stock option exercises will be recorded as additional paid-in capital in stockholders' equity.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2004 was $2.7 million compared to $1.4 million used in operations for the same period in 2003. The shift from cash used in operations to cash provided by operations was primarily the result of our generating operating income for the first nine months of 2004 compared with an operating loss for the same period in 2003. Increases in accounts receivable and inventories during the first nine months of 2004 were partially offset by increases in accounts payable and accrued expenses during this same period. Accounts receivable increased $2.9 million from December 31, 2003 to September 30, 2004 due to higher net revenue levels, and inventories increased $3.2 million during this same period, primarily due to the purchasing of materials to fulfill current and future orders. Accounts payable increased $1.3 million from December 31, 2003 to September 30, 2004 due to increased purchases to support higher production levels during the first nine months of 2004. Accrued wages and benefits increased $830,000 during this same period primarily as a result of the timing of payroll dates and the aforementioned reinstatement of salary increases for staff in 2004, as well as the accrual of profit-related bonuses.

Purchases of property and equipment were $1.6 million for the nine months ended September 30, 2004, which consisted of $603,000 primarily for computer hardware and software for our Cherry Hill facility, $275,000 primarily for additional machine shop equipment for our UK subsidiary, $264,000 primarily for demonstration equipment and computer hardware and software for our Temptronic facility, and $213,000 primarily for a combination of quality assurance and inspection equipment and engineering software and testing equipment for our Sunnyvale facility. The balance of purchases was for equipment for our other foreign subsidiaries. We currently estimate that we will spend up to $750,000 during the balance of 2004 to purchase additional property and equipment, including approximately $225,000 for improvements to our existing facility in New Jersey, approximately $300,000 for tenant improvements to our new facility in California that we expect to occupy in early 2005, and approximately $100,000 for equipment for one of our German operations.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $624,000, which consisted of proceeds from the exercise of stock options of $696,000 offset by $72,000 in payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of a letter of credit in the face amount of $250,000. We pay a quarterly commitment fee of 0.425% per annum on the unused portion of the facility; however, based upon current projected usage, we do not expect to pay a fee in 2004. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2005.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

We believe that our existing cash balances plus the anticipated cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, late in the third quarter of 2004, we saw a significant decline in our orders and sales activity that may signal the beginning of the next cyclical downturn in our industry. As with prior cycles, we cannot predict how long the current weaker market conditions will remain, nor how significant the declines in both our quarterly net revenues and bookings will be throughout this period of contraction. As previously discussed, we are currently in the process of restructuring our operations to reduce operating expenses and lower our break-even point. However, if we are unable to sufficiently reduce our operating expenses we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2004, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2003 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 22% and 24% of consolidated net revenues for the nine months ended September 30, 2004 and 2003, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 9% and 10% of consolidated net revenues for the nine months ended September 30, 2004 and 2003, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 12% and 15% of consolidated net revenues for the nine months ended September 30, 2004 and 2003, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

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

from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, positioners, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory and obsolescence due to changes in demand for our products; product warranty expense related to product retrofits and other product replacements driven by the prototype nature of much of our business; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to retain key personnel whose salaries have been reduced; the ability to effectively reduce and control operating costs and successfully restructure our operations to reduce our break-even point; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of management time and the expenses of various professionals retained to assist us with compliance with new securities regulations; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the SEC, including our 2003 Form 10-K.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2004, there were no forward exchange rate contracts outstanding.

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

inTEST CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Risk Management

As of September 30, 2004, we had cash and cash equivalents of $7.0 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2004 would have decreased by less than $45,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Among the matters our CEO and CFO must certify in the Section 302 Certifications are whether all "significant deficiencies" or "material weaknesses" in the design or operation of our internal control over financial reporting that are likely to adversely affect our ability to record, process, summarize and report financial information have been disclosed to our auditors and the Audit Committee of our Board of Directors. "Significant deficiencies" has the same meaning as the term "reportable conditions" in auditing literature. Both terms represent deficiencies in the design or operation of internal control over financial reporting that could adversely affect a company's ability to record, process, summarize and report financial data consistent with the assertions of management in a company's financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the design or operation of one or more internal control over financial reporting components does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including the CEO and CFO, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change during the quarter covered by this report. We have recently implemented a new order-entry and accounting information system at four of our operations. The implementation of the new ERP system involved changes to our procedures for internal control over financial reporting. The CEO and CFO believe, however, that our existing procedures provide, and our new procedures will continue to provide, appropriate internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

inTEST CORPORATION

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on July 28, 2004 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about June 25, 2004, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

The matter submitted to a vote of stockholders at the Meeting was the following:

1. Election of the members of the Board of Directors;

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    7,561,140           586,072
       Robert E. Matthiessen           7,647,588           499,624
       Daniel J. Graham                7,657,538           489,674
       Richard O. Endres               7,655,488           491,724
       Stuart F. Daniels, Ph.D.        7,571,640           575,572
       Gregory W. Slayton              7,655,488           491,724
       James J. Greed, Jr.             7,655,588           491,624
       Joseph A. Savarese              7,657,438           489,774
       James W. Schwartz               7,657,438           489,774

Item 5.  Other Information

None

Item 6.  Exhibits

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

inTEST Corporation
Date:	November 15, 2004	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 15, 2004	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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