Form 10-K
period 2004-12-31
INTEST CORP
filed 2005-03-31
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2004 (the last business day of the Registrant's most recently completed second quarter), was: $39,693,912.

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 2005, was 9,058,653.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    BUSINESS

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, and can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. Investors and prospective investors are cautioned that such statements are only projections. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under the heading "Risks That Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," below, and elsewhere in this Report. These risks, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

INTRODUCTION

We are an independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Texas Instruments Inc., Teradyne Inc., Agilent Technologies Inc., Cascade Microtech Inc., Analog Devices Inc., Credence Systems Corp., STMicroelectronics N.V., Sony Corp., National Semiconductor Corp. and LTX Corporation.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. In 1997, we completed our initial public offering. In 1998, we acquired all of the stock of TestDesign Corporation, which expanded our capabilities in the design, manufacture and marketing of tester interface products. In 2000, we acquired all of the stock of Temptronic Corporation, a designer, manufacturer and marketer of high-performance temperature management systems used in the testing of ICs, printed circuit boards and other subassemblies. In 2002, we acquired all of the stock of Intestlogic GmbH (formerly known as Intelogic Technologies GmbH), located in Rosenheim, Germany, a designer, manufacturer and marketer of manipulator and docking hardware products.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports that are filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website (www.intest.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

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

The demand for new ATE and related equipment depends upon several factors, including the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the evolutionary changes in IC technologies include the shift to 300 mm wafers in production, system-on-a-chip, or SOC, where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production but also to handle more sophisticated testing requirements of ICs.

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components, before the ICs are encapsulated in a plastic, ceramic or other protective housing. These process steps are called "packaging." Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a "test head," which connects electrically to a test system. Once the good ICs have been identified, they are packaged. The packaged IC also requires testing, called "back-end test" or "final test," to determine if it meets design and performance specifications. Packaged ICs are placed into trays or sticks and loaded into another type of electronic handling device called a "package handler" or "handler", which then transfers the packaged ICs into a test socket which is attached to the test head. These handlers may be temperature controlled for testing. "Wafer probers" and "handlers" are sometimes referred to in this Report collectively as "electronic device handlers."

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

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the electronic device handler. Docking hardware mechanically connects the test head to the wafer prober or handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, we believe that temperature-controlled testing will be an increasingly important part of front-end wafer testing as more parameters traditionally tested for in back end-test are moved to front-end test.

Trends in IC Testing

ATE is used to identify unacceptable ICs and wafers. ATE assists IC manufacturers control test costs by performing IC testing in an efficient and cost-effective manner. In order to provide testing equipment that can help IC manufacturers meet these goals, we believe the ATE industry must address the following issues:

Change in Technology. Currently, most semiconductor manufacturers use 200 mm and 300 mm wafer technology, with 300 mm technology gradually replacing 200 mm technology in order to increase throughput and lower manufacturing costs. In addition, end-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards are more complex and dense. SOC designs are likely to be more in demand in the future. These technology trends have significant implications for the IC testing process, including:
    the need for test heads of higher complexity;
    higher signal densities;
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

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide up to six degrees of motion freedom to enable a high degree of flexibility with the minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the increasing size of test heads, which can weigh up to 3,000 pounds and which may become larger and heavier as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the transmitted signal between the test head and the device under test by being virtually transparent to the test signal, resulting in increased accuracy of the test data and improved test yields. We believe that these characteristics will gain even more significance as testing becomes even more demanding.

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

Temperature-Controlled Wafer Testing. Semiconductor manufacturers use our ThermoChuck(R) products for front-end temperature stress screening at the wafer level. This can provide significant cost savings through early identification of defective ICs that will not perform at specified temperatures, thereby eliminating the costs of packaging and testing these defective ICs. ThermoChuck(R) products are capable of handling any size wafer, including a 300 mm wafer, for uniform, accurate and stable thermal testing without contributing to the wafer distortion that can occur as temperature changes are introduced.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. We have domestic manufacturing facilities in New Jersey, Massachusetts and California, as well as overseas facilities in Europe and Asia. We provide service to our customers from sales and service offices in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGY

The demand for ICs and ATE has experienced several periods of severe cyclical downturn in recent years, and, accordingly, much of our effort has been focused on reducing costs and conserving cash through these downturns. In November 2004 and March 2005 we announced certain organizational changes and cost structure adjustments as part of our continuing efforts to position ourselves to more effectively meet the needs and expectations of the fluid ATE market during such downturns. See further discussion of these actions, including the costs associated with them, in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report on Form 10-K. We believe that, as a result of these actions, our customers will experience more focused inTEST teams addressing each customer's specific needs, and that we will be a more competitive company positioned to rapidly adapt to new market challenges and opportunities. We remain committed to our goals of being recognized in our industry as the designer and manufacturer of the highest quality products in our markets and becoming the supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., Europe and Asia.

Pursuing Synergistic Acquisitions. A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. Our TestDesign, Temptronic and Intestlogic acquisitions have expanded our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. We seek to make acquisitions that will further expand our product lines, enabling us to become a single source supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is pursuing revenue growth opportunities in markets we have not traditionally served, such as the aerospace, automotive, communications, consumer electronics, defense and medical industries. We believe that we will reduce some of the cyclicality that we have historically experienced by diversifying our revenue streams outside the semiconductor ATE market. For the year ended December 31, 2004 approximately $5.4 million or 8% of our consolidated net revenues were derived from markets outside semiconductor test. This was the first year that we experienced measurable success in breaking into new markets that we have not traditionally served. We cannot determine at this time whether we will be able to continue to sell our products in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

OUR SEGMENTS

Our business is managed as three segments: Manipulator and Docking Hardware Products, Temperature Management Systems and Tester Interface Products. Semiconductor manufacturers mainly use our primary lines of manipulators and docking hardware during back-end testing of specialized packaged ICs. They use our temperature management systems and tester interface products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, application specific ICs and specialized memory ICs, and are used primarily in the automotive, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE. We have designed over 5,000 models, each of which is mechanically different. These models are designed to facilitate the use of one or more of over 175 different test heads with one or more of over 30 probers or 300 handlers.

Manipulator and Docking Hardware Products

Manipulator Products. We offer three lines of manipulator products. The inTEST line of manipulator products consists of the in2(R), the in2 Pro and the M Series test head manipulators, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

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

Docking Hardware Products. Our docking hardware products ensure proper repeatable and precise alignment of the delicate interface between the test head's interface board and the prober's probing assembly or the handler's test socket as they are brought together, or "docked." A simple cam action docks and locks the test head to the prober or handler, thus eliminating motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by the constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, and reduced repairs and replacements of expensive ATE interface products.

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

Temperature Management Systems

Our temperature management systems are sold into a wide variety of industries including the aerospace, automotive, communications, consumer electronics, defense, medical and semiconductor industries. Our temperature management systems enable a manufacturer to test a semiconductor wafer, IC or electronic, or in some instances, a mechanical sub-assembly over the extreme and variable temperature conditions that can occur in the actual use of the electronic device containing the ICs.

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

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. For example, our new Centaur(TM) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(TM) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $3,000 to $125,000.

Financial Information About Product Segments and Geographic Areas

Please refer to Note 15 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

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

Temperature Management Systems: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other industries in the U.S. are handled through independent sales representative organizations. In Singapore, Malaysia and Indonesia, our sales and service are handled through our own sales and service personnel. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors, sell directly to semiconductor manufacturers and customers in other industries. Our distributors represent us in 30 countries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

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

During 2004, we had two customers that each accounted for more that 10% of our total net revenues. Texas Instruments Inc. represented 16% and 11% of our net revenues in 2004 and 2003, respectively. Teradyne Inc. represented 11% of our net revenues in 2004. The loss of any one or more of our largest customers, or a reduction in order by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments Inc.	Teradyne Inc.
STMicroelectronics N.V.	Agilent Technologies Inc.
Sony Corp.	Cascade Microtech Inc.
National Semiconductor Corp.	Analog Devices Inc.
Credence Systems Corp.
LTX Corporation

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, the U.K., Germany and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. As discussed in more detail later in this report, in March 2005, we announced the closing of our manufacturing operation located in the U.K. as part of our effort to better position ourselves to more effectively meet the needs and expectations of the fluid ATE market. We do not believe this closure will adversely impact our ability to effectively meet our customers' needs. Most of this operation's customers were located outside the U.K., and we expect to be able to continue to provide appropriate customer support from our other operations in Europe and elsewhere. We expect to cease manufacturing activity in the U.K. during the second quarter of 2005.

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third party manufacturers or our own fabrication operations in New Jersey, California and, until closure in the second quarter of 2005, the U.K. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. Although we purchase certain raw materials and components from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

We conduct inspections of incoming raw materials, fabricated parts and components using sophisticated measurement equipment. This includes testing with coordinate measuring machines in each of our manufacturing facilities to ensure that products with critical dimensions meet our specifications. We have designed our inspection standards to comply with applicable MIL specifications and ANSI standards.

In 2001, we obtained ISO 9001: 1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001: 2000 at our Cherry Hill facility, which is anticipated to be completed in late 2005. As a result, this facility's ISO 9001: 1994 certification lapsed in December 2003. In May 2003, our California facility obtained ISO 9001: 2000 certification. In November 2004, the Massachusetts facility completed ISO 9001:2000 certification and in December of 2004 the U.K. facilities completed ISO 9001: 2000 certification. Finally, our Singapore and German facilities have not yet begun the ISO certification process, but we expect to begin this process in the second half of 2005 and complete the process in late 2006.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2004, we employed a total of 55 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and free exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck(R) and the development of several new types of universal manipulators.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $7.0 million in 2004, $6.4 million in 2003 and $5.7 million in 2002 on engineering and product development.

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

As of December 31, 2004, we held 33 active U.S. patents and had pending 25 U.S. patent applications covering various aspects of our technology. Our U.S. issued patents expire at various times beginning in 2005 and extending through 2022. During 2004, we had 2 U.S. patents expire and 4 U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in each case derived from our U.S. patents, to the extent management deems appropriate.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

BACKLOG

At December 31, 2004, our backlog of unfilled orders for all products was approximately $5.8 million compared with approximately $13.6 million at December 31, 2003. The significant decline in our backlog is the result of the current downturn in the ATE industry which began in the second half of 2004 that is more fully disclosed under Item 7 of this Report on Form 10-K. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in 2005. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2004, we had 255 full time employees, including 118 in manufacturing operations, 97 in customer support/operations and 40 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

Item 2.   PROPERTIES

At December 31, 2004, we leased 12 facilities worldwide. The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2004.

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	121,700	Corporate headquarters and design, manufacturing, service and sales -- manipulator and docking hardware products.
Sharon, MA	2/11	62,400	Design, manufacturing, service and sales -- temperature management systems.
San Jose, CA	4/12	25,088	Design, manufacturing, service and sales - tester interface products
Sunnyvale, CA	12/04	18,300	Design, manufacturing, service and sales -- tester interface products

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 2.   PROPERTIES (Continued)

We entered into a new lease for our tester interface division in September 2004 (San Jose, CA). The lease is for a term of eighty-four months with a ninety day early occupancy period. During the early occupancy period, which began in late January 2005, we will not be charged monthly rent, however, we are responsible for all normal operating expenses, such as common area maintenance and property taxes, that are our responsibility under the terms of the lease. To facilitate the move, we extended the lease at our Sunnyvale, CA location through January 31, 2005. We believe that we currently have adequate space to meet our current and foreseeable future needs.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the fourth quarter of 2004.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2004	High	Low
First Quarter	$ 6.88	$ 5.13
Second Quarter	6.80	5.07
Third Quarter	10.00	5.43
Fourth Quarter	9.18	3.80

2003
First Quarter	$ 4.87	$ 2.79
Second Quarter	6.00	2.81
Third Quarter	6.72	4.40
Fourth Quarter	6.90	4.43

On March 15, 2005, the closing price for our common stock as reported on the Nasdaq National Market was $4.53. As of March 15, 2005, we had 9,058,653 shares outstanding that were held of record by approximately 1,000 shareholders.

We have not paid dividends on our common stock since our initial public offering 1997, and we do not plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our board of directors. In addition, our current credit agreement prohibits us from paying cash dividends without the lender's prior consent.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 6.   SELECTED FINANCIAL DATA

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
	Years Ended December 31,
	2004	2003	2002	2001	2000
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$71,211	$48,028	$47,127	$51,627	$87,651
Gross margin	28,790	18,849	18,239	12,711	39,556
Operating income (loss)	1,666	(3,834)	(1,806)	(14,689)	10,909
Net earnings (loss)	1,270	(5,451)	(283)	(11,329)	6,379
Net earnings (loss) per common share:
Basic	$0.15	$(0.65)	$(0.03)	$(1.37)	$0.78
Diluted	$0.14	$(0.65)	$(0.03)	$(1.37)	$0.75
Weighted average common shares outstanding :
Basic	8,480	8,332	8,317	8,279	8,201
Diluted	8,804	8,332	8,317	8,279	8,470

	As of December 31,
	2004	2003	2002	2001	2000
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 7,686	$ 5,116	$ 8,145	$ 7,281	$ 5,680
Working capital	18,428	15,670	19,765	20,146	26,768
Total assets	33,167	29,977	32,582	31,594	47,302
Long-term debt, net of current portion	47	117	210	296	-
Total stockholders' equity	26,118	22,591	27,357	27,204	38,398

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter the trend in both our bookings and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenues and Bookings

The following table sets forth for the periods indicated a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Years Ended December 31,
Net revenues from unaffiliated customers:	2004	2003	2002
Manipulator/Docking Hardware	$38,414	$24,364	$20,737
Temperature Management	22,581	16,780	17,706
Tester Interface	13,516	11,132	10,333
Intersegment sales	(3,300)	(4,248)	(1,649)
	$71,211	$48,028	$47,127

U.S.	$54,123	$36,762	$41,306
Europe	7,343	4,584	2,710
Asia-Pacific	9,745	6,682	3,111
	$71,211	$48,028	$47,127

During 2002, the ATE industry was in the midst of a multiple year downturn that began in late 2000. During the first half of 2003, the ATE industry entered a period of expansion that continued throughout the balance of that year and into the first half of 2004. However, late in the third quarter of 2004, there was a significant weakening in the level of our orders in both our manipulator/docking hardware and tester interface product segments as several customers of these two segments either postponed scheduled shipments or canceled orders.

The downward trend in orders for our tester interface product segment continued into the fourth quarter of 2004, and for the quarter ended December 31, 2004, our consolidated orders totaled $9.3 million, a decline of 63% from the $25.1 million in orders recorded in the second quarter of 2004. Our tester interface segment experienced the largest decline in orders during 2004, falling 95% from $5.0 million in the second quarter to $244,000 in the fourth quarter. Our manipulator/docking hardware product segment's orders declined from a peak of $14.0 million in the second quarter to $4.8 million in the fourth quarter, a decrease of 66%. Finally, orders in our temperature management product segment decreased 29% from $6.0 million in the second quarter to $4.3 million in the fourth quarter. We believe the significant declines in orders in both our tester interface and manipulator/docking hardware product segments are primarily the result of the suspension of production-oriented ordering in the ATE industry during the second half of 2004 due to reductions in utilization rates for test-related equipment. We also believe that the orders for our temperature management products had not been as heavily impacted by the weakened demand for our other products because these products are used in non-production environments, such as research and development labs.

At present, we cannot predict how long the current downturn will remain, nor how significant the declines in our quarterly net revenues or bookings will be through this cycle.

Backlog

At December 31, 2004, our backlog of unfilled orders for all products was approximately $5.8 million compared with approximately $13.6 million at December 31, 2003. This decrease was due to the aforementioned reduction in orders we experienced in the second half of 2004. Our backlog includes customer purchase orders which we have accepted, substantially all of which we expect to deliver in 2005. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations during the fourth quarter with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the fluid ATE market. In mid November, we announced organizational changes and cost structure adjustments that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff.

Specific actions resulting from the fourth quarter 2004 reorganization included the elimination of four executive-level positions, an approximate 18% reduction in domestic head count, and certain salary and benefit adjustments. During the fourth quarter of 2004, we incurred severance costs of approximately $527,000 related to these actions. We expect these actions will reduce our annual operating expense structure by approximately $4.5 million.

In mid March 2005, we announced our decision to close our UK facility. We expect to incur severance costs ranging from $200,000 to $300,000 as well as costs associated with other contractual obligations (consisting of lease commitments and real estate taxes) ranging from $700,000 to $800,000. We intend to seek a sublessor for the UK facility which would offset a portion of our continuing obligations for the facility. Based upon these estimates, the total cost to close our UK facility will range from approximately $900,000 to $1.1 million. We expect to incur these costs during the first and second quarters of 2005. We expect the closure of our UK facility will reduce our annual operating expenses by approximately $1.6 million.

We believe our recent reorganization and resultant decentralization will make us a more competitive company positioned to rapidly adapt to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As a result of our continuing focus on our global operations to determine methods to increase our profitability while operating in the cyclical ATE markets, we will continue to review and evaluate actions that will optimally match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

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

We incurred inventory obsolescence charges of $1.4 million, $886,000 and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The level of inventory obsolescence charges are based upon a variety of factors including changes in demand for our products and new product designs. The increase in inventory obsolescence charges during 2004 was primarily the result of customer order cancellations where we had already purchased inventory to fulfill the orders and where that inventory can not be used in other products we manufacture due to its highly customized nature. In addition we had increases in our reserves for excess quantities related to materials with long lead times that were purchased based upon forecasted orders which did not materialize. After the close of the third quarter of 2004, management made the determination to curtail the practice of purchasing significant amounts of inventory against forecasted orders due to the increased level of uncertainty in our current business outlook. However, in the future, we may determine that it is appropriate to increase the level of such purchases based on a variety of factors, including, but not limited to, general market conditions and the specific delivery requirements of our customers. See also "Critical Accounting Policies".

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical claims experience. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2004, 2003 and 2002, our product warranty charges were $2.0 million, $1.9 million and $1.1 million, or 2.8%, 4.0% and 2.3% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

During 2004 we accrued approximately $531,000 in product warranty charges in our manipulator/docking hardware product segment for product retrofits on several manipulator products we sell to both OEM and End User customers worldwide. Of this amount, the largest portion, which was approximately $216,000, was related to field retrofits on approximately 170 M-series manipulators whose prototype design required several different modifications and enhancements. We believe we have accrued adequate warranty charges at December 31, 2004 for the product retrofits planned for these products. The balance of our product warranty accruals were general in nature and related to various products sold in all three product segments. We cannot determine at this time if we will have additional product modifications or enhancements for these or any of our other products. See also "Critical Accounting Policies".

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the year ended December 31, 2004, 2003 and 2002, our OEM sales as a percentage of net revenues were 39%, 41% and 44%, respectively.

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

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses
                                                                                              - 15 -

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
	Percentage of Net Revenues Years Ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	59.6	60.8	61.3
Gross margin	40.4	39.2	38.7
Selling expense	17.2	21.2	18.0
Engineering and product development expense	9.8	13.3	12.0
General and administrative expense	11.0	12.7	12.5
Impairment of goodwill	0.1	-	-
Operating income (loss)	2.3	(8.0)	(3.8)
Other income	0.0	0.5	0.3
Earnings (loss) before income taxes	2.3	(7.5)	(3.5)
Income tax expense (benefit)	0.5	3.8	(2.9)
Net earnings (loss)	1.8%	(11.3)%	(0.6)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues were $71.2 million for 2004 compared to $48.0 million for 2003, an increase of $23.2 million or 48%. We believe the increase in our net revenues reflects the aforementioned stronger cyclical demand early in 2004 compared to the weaker demand throughout 2003. In 2004, the net revenues of our manipulator/docking hardware, temperature management and tester interface segments increased $14.0 million or 58%, $5.5 million or 36% and $3.7 million or 45%, respectively, over the comparable prior period. We believe the increases in all of our product segments reflect the aforementioned increase in demand we experienced for our products throughout the first half of 2004. We believe the larger percentage increases in our manipulator/docking hardware and tester interface segments reflect the increased production requirements of our customers during the first half of 2004. During the year ended December 31, 2004, our net revenues from customers in the U.S., Europe and Asia-Pacific increased 47%, 60% and 46%, respectively, over the comparable prior period. The larger percentage increase for our European customers was primarily the result of the significant appreciation of the Euro against the U.S. dollar during 2004. When adjusted to eliminate the effect of the change in exchange rates, the 2004 growth rate in the net revenues from our European customers was 47%, which is consistent with both the U.S. and Asia-Pacific.

Gross Margin. Gross margin was 40% for 2004 as compared to 39% for 2003. The improvement in the gross margin was primarily the result of our fixed operating costs being more fully absorbed by the significantly higher net revenue levels in 2004 compared to 2003. While the absolute dollar amount of our fixed operating costs increased $1.9 million in 2004 as compared to 2003, the percentage of net revenues which these costs represent decreased from 20% in 2003 to 16% in 2004. We attribute the increase in the absolute dollar amount of our fixed operating costs primarily to higher salary and benefits expense which increased $1.4 million over the comparable prior period. This increase was due largely to the hiring of additional staff and the fact that as industry conditions improved during 2004 we began to reinstate certain previously eliminated employee benefits and our program of annual reviews and merit based salary increases. Also contributing to the increase in fixed operating costs, but to a lesser extent, were increases in insurance, third party consultants and facility rental. The increases in both insurance and third party consultants were driven by the increased level of business activity in 2004 compared to 2003.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling Expense. Selling expense was $12.3 million for 2004 compared to $10.2 million for 2003, an increase of $2.1 million or 20%. We attribute the increase primarily to increased commission expense as well as higher levels of salary and benefits expense in 2004 as compared to 2003. The increase in commission expense of $1.0 million in our manipulator/docking hardware and temperature management segments was primarily due to the significantly higher net revenue levels. The $494,000 increase in salary and benefits expense primarily reflects the reinstatement of certain employee benefits as previously discussed. Also contributing to the increase, but to a lesser extent, were increases in travel and freight expense, which were driven by the increased business activity in 2004 compared to 2003.

Engineering and Product Development Expense. Engineering and product development expense was $7.0 million for 2004 compared to $6.4 million for 2003, an increase of $571,000 or 9%. We attribute the increase primarily to a $578,000 increase in salary and benefits expense due largely to hiring additional staff and the reinstatement of certain employee benefits as previously discussed. In addition, we had increased spending on engineering travel in our manipulator/docking hardware segment due to the increased business activity in 2004 compared to 2003. These increases were partially offset by a reduction in fees paid to third party product development consultants in our manipulator/docking hardware and temperature management segments.

General and Administrative Expense. General and administrative expense was $7.3 million for 2004 compared to $6.1 million for 2003, an increase of $1.2 million or 19%. We attribute the increase primarily to a $373,000 increase in salary and benefits expense, which is largely a result of the reinstatement of employee benefits, as previously discussed. Also contributing to the increase was a $343,000 increase in professional fees, due primarily to increased audit fees, costs associated with our Sarbanes-Oxley compliance initiatives and increased patent filing activities. To a lesser extent, we attribute the increase to higher levels of administrative travel expense, accruals for profit-based bonuses and an increase in the fees paid to members of our Board of Directors.

Restructuring and Other Charges. Restructuring and other charges were $627,000 for 2004; there were no comparable expenses incurred during 2003. The restructuring and other charges in 2004 consisted of severance costs of approximately $527,000 related to the reorganization of our domestic operations, as previously discussed, and long-lived asset impairment of $100,000 related to our U.K. facility.

Other Income. Other income was $2,000 for 2004 compared to $224,000 for 2003, a decrease of $222,000 or 99%. The decrease in other income was primarily due to a significant increase in our foreign exchange transaction losses, which increased from $12,000 in 2003 to $223,000 in 2004. The increase in foreign exchange losses was due to the volatility throughout 2004 of the US dollar against the major foreign currencies we operate in worldwide.

Income Tax Expense. Income tax expense was $398,000 for 2004 compared to $1.8 million for 2003. Our effective tax rate for 2004 was 24% compared to 51% in 2003. Our income tax expense for 2004 represented the foreign income tax expense related to the earnings of certain of our foreign operations. During 2004, we increased our valuation allowance against our net deferred tax assets by $213,000 due to the taxable losses experienced in our domestic and certain foreign operations and the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these losses before they expire. During 2003, we recorded a 100% valuation allowance against our net deferred tax assets due to our 2003 operating losses which resulted in the realizability of the net deferred tax assets to no longer be considered more likely than not.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues. Net revenues were $48.0 million for 2003 compared to $47.1 million for 2002, an increase of $901,000 or 2%. In 2003, net revenues for our manipulator/docking hardware and tester interface segments increased $3.6 million, or 18%, and $799,000, or 8%, respectively. These increases were offset by a decrease in net revenues in our temperature management segment of $926,000, or 5%. We believe the increases in our manipulator/docking hardware and tester interface segments are due to the aforementioned increase in demand we experienced for our products throughout 2003. We believe that the decrease in net revenues for our temperature management segment reflects the severe cyclical downturn in demand for ATE in the industry generally.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Selling Expense. Selling expense was $10.2 million for 2003 compared to $8.5 million in 2002, an increase of $1.7 million or 20%. We attribute the increase primarily to the aforementioned increase in product warranty costs in our manipulator/docking hardware and temperature management segments. Other significant year-over-year increases included commission expense as well as salary and benefits expense. The increase in commission expense of $303,000 was due to an increase in end-user commissionable sales. The increase in salary and benefit expense of $304,000 was due to the hiring of new sales staff in the manipulator/docking hardware and tester interface segments as well as the return of certain benefits that had previously been reduced or eliminated. To a lesser extent, there were increases in travel expenses, freight costs and demonstration equipment, all of which were driven by the increased level of business activity as demand improved throughout 2003.

Engineering and Product Development Expense. Engineering and product development expense was $6.4 million for 2003 compared to $5.7 million in 2002, an increase of $734,000 or 13%. We attribute the increase primarily to an increase of $759,000 in salary and benefits expense in our manipulator/docking hardware and tester interface segments, where we increased our engineering and product development staff as well as returned certain benefits that had previously been reduced or eliminated. Also contributing to the increase were higher levels of spending on third-party product development consultants and travel in our manipulator/docking hardware and temperature management segments. The increases in staffing, third-party consultant costs and travel were due to increased product development efforts throughout 2003. These increases were partially offset by reductions in spending on product development materials in our temperature management segment in 2003 compared to 2002.

General and Administrative Expense. General and administrative expense was $6.1 million for 2003 compared to $5.9 million for 2002, an increase of $192,000 or 3%. We attribute the increase primarily to increased data processing costs in our manipulator/docking hardware segment as well as increased salary and benefits expense in our manipulator/docking hardware and tester interface segments. The $149,000 increase in data processing costs are related to a company-wide ERP system conversion that began in the fourth quarter of 2003 at our primary location in the manipulator/docking hardware segment and will continue into 2004 at our tester interface segment and into 2005 at the remaining locations in our manipulator/docking hardware segment. The $222,000 increase in salary and benefits expense was the result of the return of certain benefits that had been reduced or eliminated. These increases were partially offset by a decrease in legal fees as well as reductions in spending on fees for tax services and communications. The decrease in legal fees in 2003 compared to 2002 is primarily due to the settlement of patent litigation during the first quarter of 2003.

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

Income Tax Expense (Benefit). Income tax expense was $1.8 million for 2003 compared to an income tax benefit of $1.4 million for 2002. Our effective tax rate for 2003 was 51% compared to (83)% for 2002. During 2003, we recorded a $1.4 million valuation allowance against our beginning of the year net deferred tax assets due to our 2003 operating losses which resulted in the realizability of the net deferred tax assets to no longer be considered more likely than not. In addition, we recorded approximately $400,000 of income tax expense in 2003, due to the earnings of certain of our foreign operations as well as a reduction in the anticipated amount of tax refunds resulting from research and development credits filed for in 2002. During 2002, we recorded a one-time tax benefit of $750,000, which resulted from our filing amended prior year tax returns to claim additional research and experimentation credits for prior years.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2004 was $4.0 million compared to net cash used in operations of $1.4 million in 2003. The shift to cash provided by operations in 2004 from cash used in operations in 2003 was primarily the result of generating operating income for 2004 compared with operating losses in 2003. Also contributing to this shift was a $2.5 million reduction in accounts receivable during 2004. The decline in accounts receivable between December 31, 2003 and December 31, 2004 was due to the reduced level of sales in the fourth quarter of 2004 compared to higher sales levels in the fourth quarter of 2003. Inventories increased $2.0 million during 2004 as a result of purchases of materials with long lead times for forecasted orders, as discussed above. Accounts payable decreased $1.6 million from December 31, 2003 to December 31, 2004 due to decreased purchases to support lower production levels during the fourth quarter of 2004 compared to the same period in 2003. Accrued wages and benefits increased $584,000 primarily as a result of the return of domestic salary increases in 2004, which had been suspended since 2001.

Purchases of machinery and equipment were $2.4 million for the year ended December 31, 2004, which consisted of $905,000 primarily for computer hardware and software as well as leasehold improvements for our Cherry Hill facility, $323,000 primarily for additional machine shop equipment for our UK subsidiary, $344,000 primarily for demonstration equipment and computer hardware and software for our Temptronic facility, and $443,000 primarily for a combination of quality assurance/inspection equipment, engineering software and testing equipment and leasehold improvements for our tester interface division. The balance of purchases was for equipment for our other foreign subsidiaries. The leasehold improvements for our Cherry Hill facility relate primarily to replacement of the roof and modifications related to the relocation of our machine shop from its current location to the main facility. The leasehold improvements for our tester interface division relate to its new facility in San Jose, CA. We currently estimate we will spend approximately $70,000 during the first quarter of 2005 for leasehold improvements and furnishings for our new San Jose facility. In addition, we estimate we will spend $35,000 during the first quarter of 2005 on the relocation of our machining operation in New Jersey into our manufacturing facility. We have no commitments for capital expenditures for the balance of 2005, however, depending upon changes in market demand, we will make such purchases as we deem necessary and appropriate.

Net cash provided by financing activities for the year ended December 31, 2004 was $814,000, which consisted of proceeds from the exercise of stock options of $907,000 offset by $93,000 in payments made under capital lease obligations.

Our total committed contracts that will affect cash over the next five years and beyond are as follows:
	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2005	2006	2007	2008	2009	2010 & Beyond	Total
Capital lease obligations	$ 112	$ 25	$ 8	$ 8	$ 8	$ 1	$ 162
Operating lease obligations	1,769	1,613	1,562	1,539	1,533	1,724	9,740
Letters of credit	250	-	-	-	-	-	250
Inventory material purchase commitments	3,077	328	438	438	219	-	4,500
Committed capital expenditure projects	102	-	-	-	-	-	102
	$5,310	$1,966	$2,008	$1,985	$1,760	$1,725	$14,754

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2006.

We believe that our existing cash balances plus the anticipated cash provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, during the second half of 2004 we entered a cyclical downturn in our industry and experienced a significant decline in our orders and sales activity that we believe will continue into 2005. As with prior cycles, we cannot predict how long the current downturn will continue, nor how significant the declines in both our quarterly net revenues and bookings will be throughout this period of contraction. As previously

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

discussed, we have implemented a restructuring of our operations to reduce operating expenses and lower our break-even point. However, if we are unable to reduce our operating expenses sufficiently during this downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

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

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing products lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 145 did not have an effect on our results of operations, financial condition or long-term liquidity.

On October 22, 2004, the American Jobs Creation Action (the "AJCA") was signed into law and the AJCA contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the first half of 2005. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that the U.S. federal tax losses have been fully absorbed. We will continue to apply the rules under the extraterritorial income exclusion under the AJCA transition rules in 2005 and 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards as compensation with such expense measured at the fair value of such SBP transaction. The FASB originally stated a preference for a lattice model of valuation because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the third quarter of 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We use consistent methodologies to evaluate all inventories for net realizable value. We record a provision for excess and obsolete inventory based upon our review process. The criteria to determine if inventory is excess or obsolete are if (1) the inventory was not utilized in a work order during the prior 12 months or (2) if the excess quantity of inventory on hand is greater than the average annual usage of that inventory (or in the case of our temperature management systems, three years of average annual usage due to the after-sale service requirements of these products). In addition, operations and accounting staff review inventory that would not meet these criteria for excess or obsolescence to determine if additional obsolescence charges are necessary based upon assumptions about future demand, product mix and possible alternative uses. Finally, in certain cases, a subjective amount is recorded based upon either additional facts which would not give rise to an obsolescence charge under the initial obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. In 2004, we recorded an inventory obsolescence charge for excess and obsolete inventory of $1.4 million.

Long-Lived Asset Valuation

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows per the projections, then we would record an impairment charge. We measure the impairment based upon the projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Due to a history of operating losses experienced by our U.K. subsidiary over the last four years, combined with our then current forecasts that indicated additional future losses for the U.K. operation, we performed an assessment of the recoverability of the carrying value of this operation's long-lived assets. These long-lived assets consisted of property and equipment. Based upon this assessment, we recorded an impairment loss of $100,000 at December 31, 2004.

Goodwill

When we determine that an impairment review is necessary for goodwill, we compare the fair value of our reporting units to their carrying values. If the result from this analysis indicates that an impairment charge is required, the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2004, we did not record any impairment charges for identifiable intangibles or goodwill. Intangibles, long-lived assets and related goodwill were $6.1 million at December 31, 2004.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. During 2004, we increased our valuation allowance against our net deferred tax assets by $213,000.

Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that will occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. In 2004, we recorded product warranty charges of $2.0 million.

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
    our cost-containment initiatives;
    the implementation of current and future restructuring initiatives;
    costs associated with compliance with the Sarbanes-Oxley Act of 2002 and new SEC regulations;
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

The downturn that ran from late 2000 until mid-2003 in the semiconductor and ATE industries was the worst these industries have ever experienced. In the second half of 2004, we entered another down cycle. These downturns created significantly diminished demand for our products, excess manufacturing capacity in our plants, and the erosion of average selling prices.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

While current industry forecasts suggest that the current downturn in the semiconductor and ATE industries may reverse in the second half of 2005, we cannot be certain that such reversal will occur or that it will be the beginning of an up-cycle. Any further decline in our customers' markets or in general economic conditions would likely result in a further reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. An up-cycle that is more rapid than we expect may require additional debt or equity financing to meet working capital requirements or capital expenditure needs. We cannot be sure that such financing will be available when required or on acceptable terms.

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

During the fourth quarter of 2004, we restructured our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs of the fluid ATE market. These restructuring actions included workforce reductions, salary reductions, a temporary elimination of domestic retirement benefits and additional cost controls on other expenditures. In addition, subsequent to December 31, 2004, we have evaluated our manufacturing capacity worldwide and determined we had excess capacity in Europe. As a result of this determination, we will be closing our U.K. operation during the first half of 2005. If the downturn continues and we are not able to control our operating expenses, they could increase and the level of our cash may not be sufficient to operate our businesses. Conversely, if the downturn has ended and a strong upturn ensues, we may need additional cash to finance our working capital needs or for capital expenditures. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing.

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

During the last several years, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations or losses in the future, include:
    the technological obsolescence of our inventories;
    quantities of our inventories greater than is reasonably likely to be utilized in future periods;
    significant product warranty charges;
    the recording of valuation allowances against deferred tax assets;
    competitive pricing pressures;
    the impairment of our assets due to reduced future demand for our products;
    our ability to control operating costs;
    costs associated with implementing our restructuring initiatives;
    costs associated with compliance with the Sarbanes-Oxley Act of 2002 and new SEC regulations;
    delays in shipments of our products;
    the mix of our products sold;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Our customers' purchasing patterns are erratic and can result in fluctuations in our backlog and quarterly results.

Our backlog declined from $16.2 million at June 30, 2004 to $5.8 million at December 31, 2004 as a result of the cyclical downturn which began late in the third quarter. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced increased levels of product warranty costs in recent periods and cannot predict the level of such costs that we may incur in future periods.

We accrue product warranty charges on a quarterly basis based upon our historical claims experience. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2004, 2003, and 2002, our product warranty charges were $2.0 million, $1.9 million and $1.1 million, or 2.8%, 4.0% and 2.3% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance procedures and our disclosure and compliance practices. That Act also required the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals the SEC had already made, and Nasdaq revised, and continues to revise, its requirements for companies that are Nasdaq-listed. These developments have increased our legal compliance and financial reporting costs. We expect these developments to make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or reduce our coverage. This could make it more difficult for us to attract and retain qualified members of our board of directors and executive officers. In order to comply with certain requirements of the Sabanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred expense and expect to incur significant additional expense in future periods to comply with these new requirements. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We seek to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

If any of the events described above occur, our earnings could be reduced. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, we would dilute our existing stockholders' interests and our earnings per share may decrease. If we issue debt in connection with any future acquisitions, lenders may impose covenants on us which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2005 and 2022, and we have pending applications for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and in many cases, cannot be protected. We cannot be certain that:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We compete with numerous manufacturers, many of whom have greater financial resources and more extensive design and production capabilities than we do. Some of our principal competitors in the sale of manipulator, docking and tester interface products are Reid-Ashman Manufacturing Inc., Microhandling GmbH, Esmo AG, Credence Systems Corp., LTX Corporation, Teradyne Inc., Xandex Inc. and Kulicke & Soffa Industries, Inc. Some of our principal competitors in the sale of temperature management products are Trio-Tech International, Thermonics Inc. and ERS Elektronik GmbH. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer satisfaction worldwide. If we are not able to compete successfully, our business will suffer.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Texas Instruments Inc. and Teradyne Inc. accounted for 16% and 11%, respectively, of our net revenues in 2004. Our ten largest customers accounted for approximately 62% of our net revenues in 2004. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Significant fluctuations in our net revenues strain our management, employees and other resources.

Over the last several years, we have experienced significant fluctuations in our net revenues due to the cyclical nature of the ATE industry. In 2004, our net revenues declined from a peak of $22.7 million in the second quarter to $12.0 million in the fourth quarter, a decline of 47%. During the prior downturn, our net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.4 million for the quarter ended September 30, 2001, a decline of 70%. Conversely, in previous upcycles, our net revenues have increased significantly period-over-period. As a result of these sometimes sudden and significant changes in our market, we have had to restructure our operations frequently in recent years. These fluctuations in our net revenues and their impact on our operating results, place strain on our management, employees and other resources.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 24% and 23% of

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

consolidated net revenues in 2004 and 2003, respectively. Export sales from our U.S. manufacturing facilities totaled $17.8 million, or 25% of consolidated net revenues, in 2004 and $10.5 million, or 22% of consolidated net revenues, in 2003. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 14% in 2004 and 14% in 2003. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

In 2004, approximately 4% of our net revenues were denominated in Japanese yen, approximately 2% were denominated in British pounds, and approximately 6% were denominated in Euros. During 2004, we recorded foreign exchange currency transaction losses of $223,000. Future fluctuations in the values of these currencies could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen, British pound or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform to Generally Accepted Accounting Principles ("GAAP"). GAAP is subject to the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business. For example, SFAS No. 123R requires that employee stock option plan shares be treated as a compensation expense. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our UK operation, approximately 60% of our sales are in U.S. dollars or Euros and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of December 31, 2004, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of December 31, 2004, we had cash and cash equivalents of $7.7 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2004 would have decreased by less than $63,000. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to provide reasonable assurance that the disclosure controls and procedures will meet their objectives.

Changes in Internal Control Over Financial Reporting. As required by Rule 13a-15(d), inTEST management, including our CEO and CFO, conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any such change during the fourth quarter of 2004.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2005, or, if our proxy statement is not filed on or before May 2, 2005, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2005, or, if our proxy statement is not filed on or before May 2, 2005, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2005, or, if our proxy statement is not filed on or before May 2, 2005, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2004:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	700,466	$3.87	61,500
Equity compensation plans not approved by security holders	-	-	-
Total	700,466	$3.87	61,500
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2005, or, if our proxy statement is not filed on or before May 2, 2005, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders to be filed with the SEC on or before May 2, 2005, or, if our proxy statement is not filed on or before May 2, 2005, will be filed by that date by an amendment to this Form 10-K.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     The documents filed as part of this Annual Report on Form 10-K are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable report of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) of this Annual Report on Form 10-K.

(c)     Exhibits required by Item 601 of Regulation S-K:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.2	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (*)
10.9	Form of Stock Option Grant - Director. (*)
10.10	Form of Stock Option Grant - Officer. (*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (8)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

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
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2005

/s/ Daniel J. Graham Daniel J. Graham, General Manager - Manipulator and Docking Hardware Product Segment and Vice Chairman	March 31, 2005

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 31, 2005

/s/ Richard O. Endres Richard O. Endres, Director	March 31, 2005

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 31, 2005

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 31, 2005

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 31, 2005

/s/ Joseph A. Savarese Joseph A. Savarese, Director	March 31, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.2	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (*)
10.9	Form of Stock Option Grant - Director. (*)
10.10	Form of Stock Option Grant - Officer. (*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (8)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 25, 2005

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2004        2003
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 7,686    $ 5,116
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $159 and $125, respectively                  6,771      9,183
  Inventories                                                         9,401      7,332
  Refundable domestic income taxes                                      728        751
  Prepaid expenses and other current assets                             844        557
     Total current assets                                            25,430     22,939

Property and equipment:
  Machinery and equipment                                            12,021     10,572
  Leasehold improvements                                              3,154      2,527
                                                                     15,175     13,099
  Less: accumulated depreciation                                    (10,621)    (8,560)
     Net property and equipment                                       4,554      4,539

Other assets                                                            451        680
Goodwill                                                              2,318      1,384
Intangible assets, net                                                  414        435

     Total assets                                                   $33,167    $29,977
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 2,102    $ 3,507
  Accrued wages and benefits                                          1,717      1,115
  Accrued warranty                                                    1,216      1,102
  Accrued sales commissions                                             501        487
  Other accrued expenses                                                893        687
  Domestic and foreign income taxes payable                             467        278
  Capital lease obligations                                             106         93
     Total current liabilities                                        7,002      7,269
Capital lease obligations, net of current portion                        47        117

     Total liabilities                                                7,049      7,386

Commitments and Contingencies (Notes 8, 11 and 14)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,300,164 and 8,737,505 shares issued, respectively                 93         87
  Additional paid-in capital                                         24,716     21,955
  Retained earnings                                                   3,663      2,393
  Accumulated other comprehensive income                              1,049        478
  Deferred stock compensation                                        (1,081)         -
  Treasury stock, at cost; 375,648 shares                            (2,322)    (2,322)
     Total stockholders' equity                                      26,118     22,591

     Total liabilities and stockholders' equity                     $33,167    $29,977
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2004       2003      2002
                                                     -------    -------    -------
Net revenues                                         $71,211    $48,028    $47,127
Cost of revenues                                      42,421     29,179     28,888
                                                     -------    -------    -------
      Gross margin                                    28,790     18,849     18,239
                                                     -------    -------    -------
Operating expenses:
   Selling expense                                    12,263     10,190      8,478
   Engineering and product development
    expense                                            6,973      6,402      5,668
   General and administrative expense                  7,261      6,091      5,899
   Restructuring and other charges                       627          -          -
                                                     -------    -------    -------
      Total operating expenses                        27,124     22,683     20,045
                                                     -------    -------    -------
Operating income (loss)                                1,666     (3,834)    (1,806)
                                                     -------    -------    -------
Other income (expense):
   Interest income                                        89         67        110
   Interest expense                                      (13)       (19)       (40)
   Other                                                 (74)       176         73
                                                     -------    -------    -------
      Total other income                                   2        224        143
                                                     -------    -------    -------
Earnings (loss) before income taxes                    1,668     (3,610)    (1,663)
Income tax expense (benefit)                             398      1,841     (1,380)
                                                     -------    -------    -------
      Net earnings (loss)                            $ 1,270    $(5,451)   $  (283)
                                                     =======    =======    =======

Net earnings (loss) per common share:
  Basic                                                $0.15     $(0.65)    $(0.03)
  Diluted                                              $0.14     $(0.65)    $(0.03)

Weighted average common shares outstanding:
  Basic                                             8,479,914  8,332,320  8,317,350
  Diluted                                           8,804,479  8,332,320  8,317,350

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ---------------------------
                                                       2004       2003      2002
                                                      ------    -------    ------
Net earnings (loss)                                   $1,270    $(5,451)   $ (283)

Foreign currency translation adjustments                 571        546       383
                                                      ------    -------    ------

Comprehensive earnings (loss)                         $1,841    $(4,905)   $  100
                                                      ======    =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                             Accumulated
                                                                                Other
                                      Common Stock    Additional            Comprehensive    Deferred                 Total
                                    ----------------   Paid-In    Retained      Income         Stock     Treasury  Stockholders'
                                     Shares   Amount   Capital    Earnings      (Loss)     Compensation   Stock       Equity
                                    --------- ------  ----------  --------  -------------  ------------  --------  -------------

Balance, January 1, 2002            8,685,205  $  87    $21,781    $8,127      $ (451)       $   (16)    $(2,324)     $ 27,204

Net loss                                    -      -          -      (283)          -              -           -          (283)
Other comprehensive income                  -      -          -         -         383              -           -           383
Amortization of deferred
  stock compensation                        -      -          -         -           -             16           -            16
Stock options exercised                14,800      -         38         -           -              -           -            38
Tax benefit from exercise
  of stock operations                       -      -         21         -           -              -           -            21
Adjustment for termination
  of Equity Participation
  Plan                                      -      -        (24)        -           -              -           2           (22)
                                    ---------  -----    -------    ------      ------        -------     -------       -------

Balance, December 31, 2002          8,700,005     87     21,816     7,844         (68)             -      (2,322)       27,357

Net loss                                    -      -          -    (5,451)          -              -           -        (5,451)
Other comprehensive income                  -      -          -         -         546              -           -           546
Stock options exercised                37,500      -        139         -           -              -           -           139
                                    ---------  -----    -------    ------      ------        -------     -------       -------

Balance, December 31, 2003          8,737,505     87     21,955     2,393         478              -      (2,322)       22,591

Net earnings                                -      -          -     1,270           -              -           -         1,270
Other comprehensive income                  -      -          -         -         571              -           -           571
Stock options exercised               232,659      3        904         -           -              -           -           907
Issuance of shares in connection
  with acquisition of Intestlogic     100,000      1        755         -           -              -           -           756
Deferred stock compensation
  related to issuance of
  restricted stock                    230,000      2      1,102         -           -         (1,104)          -             -
Amortization of deferred
  stock compensation                        -      -          -         -           -             23           -            23
                                    ---------  -----    -------    ------      ------        -------     -------       -------

Balance, December 31, 2004          9,300,164  $  93    $24,716    $3,663      $1,049        $(1,081)    $(2,322)      $26,118
                                    =========  =====    =======    ======      ======        =======     =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                         2004      2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------   -------   -------
  Net earnings (loss)                                                  $ 1,270   $(5,451)  $  (283)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        2,106     2,027     1,917
    Impairment of long-lived assets                                        100         -         -
    Tax benefit from exercise of stock options                               -         -        21
    Deferred taxes                                                           -     1,440       540
    Foreign exchange loss                                                  217        12       104
    Deferred stock compensation                                             23         -        16
    Loss on disposal of fixed assets                                       175         -        30
    Proceeds from sale of demonstration equipment, net                      83        85        60
    Changes in assets and liabilities, net of effect of acquisition:
      Trade accounts and notes receivable                                2,505    (2,365)   (1,351)
      Inventories                                                       (1,979)     (229)      640
      Refundable domestic and foreign income taxes                          23       948       157
      Prepaid expenses and other current assets                           (275)      (53)      (46)
      Other assets                                                         248        43       (15)
      Accounts payable                                                  (1,582)    1,086       364
      Accrued wages and benefits                                           584       110        26
      Accrued warranty                                                      97       538       104
      Accrued sales commissions                                             10        96        81
      Other accrued expenses                                               191       189        78
      Domestic and foreign income taxes payable                            169       142        57
                                                                       -------   -------   -------
Net cash provided by (used in) operating activities                      3,965    (1,382)    2,500
                                                                       -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business, net of cash acquired                              -         -      (580)
  Purchase of property and equipment                                    (2,326)   (1,657)   (1,016)
                                                                       -------   -------   -------
Net cash used in investing activities                                   (2,326)   (1,657)   (1,596)
                                                                       -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt                                                -         -      (190)
  Repayments of capital lease obligations                                  (93)      (86)      (81)
  Proceeds from stock options exercised                                    907       139        38
  Other                                                                      -         -       (22)
                                                                       -------   -------   -------
Net cash provided by (used in) financing activities                        814        53      (255)
                                                                       -------   -------   -------
Effects of exchange rates on cash                                          117       (43)      215
                                                                       -------   -------   -------
Net cash provided by (used in) all activities                            2,570    (3,029)      864
Cash and cash equivalents at beginning of period                         5,116     8,145     7,281
                                                                       -------   -------   -------
Cash and cash equivalents at end of period                             $ 7,686   $ 5,116   $ 8,145
                                                                       =======   =======   =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Fair value of assets acquired, net of cash acquired                  $     -             $   558
  Liabilities assumed                                                        -                (288)
  Common stock released from escrow                                       (756)                  -
  Goodwill resulting from acquisition                                      756                 310
                                                                       -------             -------
Net cash paid for acquisition                                          $     -   $     -   $   580
                                                                       =======   =======   =======
Restricted stock awards granted                                        $ 1,104   $     -   $     -
                                                                       =======   =======   =======
Capital lease additions                                                $    36   $         $     -
                                                                       =======   =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   228   $  (692)  $(2,150)
  Interest                                                                  13        19        40

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors").

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S., the U.K., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore.

On October 1, 2002, we completed the acquisition of Intestlogic GmbH ("Intestlogic") (formerly known as Intelogic Technologies GmbH), a privately-held German corporation which designs, manufactures and markets manipulator and docking hardware products. See Note 3 for further discussion of this transaction.

On March 14, 2005, we announced that we will be closing our U.K. operation. See Note 17 for further discussion.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including long-lived assets, goodwill, inventory, deferred income tax valuation allowances and product warranty reserves, are particularly impacted by estimates.

Concentrations and Other Risks

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Cash and Cash Equivalents

Short-term investments that have maturities of three months or less when purchased are considered to be cash equivalents and are carried at cost, which approximates market value.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Risks

We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. Bad debt expense (recovery) was $38, $0, and $(1) for the years ended December 31, 2004, 2003 and 2002, respectively.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We review our inventories and record inventory obsolescence charges based upon our established obsolescence criteria, that identifies material that has not been used in a work order during the prior 12 months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional inventory obsolescence charges are recorded based upon facts that would not give rise to an obsolescence charge under the historical obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. We incurred inventory obsolescence charges of $1,397, $886 and $1,010 for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from three to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $2,058, $1,987 and $1,917 for the years ended December 31, 2004, 2003 and 2002, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Goodwill and Intangibles

On January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No 142, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. During 2004, 2003 and 2002 we assessed our goodwill for impairment in accordance with the requirements of SFAS No. 142. No impairments of goodwill were indicated based on these assessments.

Goodwill at both December 31, 2004 and 2003 relates to the manipulator/docking hardware segment. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2004 and 2003 are as follows:
	2004	2003
Balance - Beginning of period	$1,384	$1,243
Goodwill recorded during the year	756	-
Impact of foreign currency translation	178	141
Balance - End of period	$2,318	$1,384

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2004, we issued 100,000 shares of common stock to the former owner of our Intestlogic subsidiary. These shares were issued pursuant to a provision contained in the amended agreement of sale that established revenue targets in 2004 and 2005 that if met would require the issuance of up to 200,000 shares of common stock. During the quarter ended September 30, 2004, the revenue target for 2004 was achieved and the maximum number of shares to be earned in 2004 was issued. In connection with the issuance of these shares, we recorded goodwill of $756, which represented the fair market value of the shares issued.

As of December 31, 2004 and 2003, definite life intangibles totaled $414 and $435, net of accumulated amortization of $120 and $40, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over ten years. These definite life intangible assets are technology based and include patented technology. They are allocated to the manipulator/docking hardware segment. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $48, $40 and $0, respectively. Estimated annual amortization expense for each of the next five years is $48.

Revenue Recognition

We recognize revenue related to product sales when the products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2004, 2003 and 2002 was $1,982, $1,897 and $1,070, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2004 and 2003:
	2004	2003
Balance - Beginning of period	$ 1,102	$ 558
Payments made under warranty	(1,868)	(1,353)
Accruals for product warranties issued	1,982	1,897
Balance - End of period	$ 1,216	$ 1,102

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as product development costs, are expensed as incurred.

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates were derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2004, 2003 and 2002, foreign currency transaction losses were $223, $12 and $107.

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

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each year. Common share equivalents represent stock options and unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:
	Years Ended December 31,
	2004	2003	2002
Weighted average common shares outstanding -- basic	8,479,914	8,332,320	8,317,350
Potentially dilutive securities:
Employee stock options	324,565	-	-
Weighted average common shares outstanding -- diluted	8,804,479	8,332,320	8,317,350

For the years ended December 31, 2004, 2003 and 2002, an average of 84,291, 952,682 and 917,050 employee stock options with weighted average exercise prices of $6.13, $3.86 and $5.81, respectively, were excluded from the calculation because their effect was anti-dilutive.

Stock-Based Compensation

At December 31, 2004, we have certain stock-based employee compensation plans, that are described more fully in Note 13. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

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
	2004	2003	2002
Net earnings (loss), as reported	$1,270	$(5,451)	$ (283)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	15	-	10
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(256)	(741)	(2,009)
Pro forma net earnings (loss)	$1,029	$(6,192)	$(2,282)
Net earnings (loss) per share:
Basic - as reported	$0.15	$(0.65)	$(0.03)
Basic - pro forma	$0.12	$(0.74)	$(0.27)
Diluted - as reported	$0.14	$(0.65)	$(0.03)
Diluted - pro forma	$0.12	$(0.74)	$(0.27)

The fair value for stock-options granted in 2004, 2003 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2004	2003	2002
Risk-free interest rate	3.77%	2.88%	2.63%
Dividend yield	0.00%	0.00%	0.00%
Expected common stock market price volatility factor	.98	.89	.89
Weighted average expected life of stock options	5 years	5 years	5 years

The per share weighted average fair value of stock-options granted in 2004, 2003 and 2002 was $4.24, $2.13 and $1.92, respectively.

During the fourth quarter of 2004, we granted 230,000 shares of restricted stock to certain directors, officers and key employees. The fair value of these shares, which is recorded as deferred stock compensation in the consolidated financial statements, was $1,104 based on a closing price on the date of grant of $4.80 per share, as reported on the Nasdaq National Market. These shares vest over fours years (twenty-five percent on each anniversary date). During 2004, total compensation expense recognized related to these shares was $23.

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

On January 1, 2003, we adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the accounting and reporting of expenses related to restructurings initiated after 2002, and applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing products lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have an effect on our results of operations, financial condition or long-term liquidity.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 22, 2004, the American Jobs Creation Action (the "AJCA") was signed into law and the AJCA contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the first half of 2005. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that the U.S. federal tax losses have been fully absorbed. We will continue to apply the rules under the extraterritorial income exclusion under the AJCA transition rules in 2005 and 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense SBP awards as compensation with such expense measured at the fair value of such SBP transaction. The FASB originally stated a preference for a lattice model of valuation because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which we currently use for our footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires us to adopt the new accounting provisions beginning in the third quarter of 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

(3)   ACQUISITION

On October 1, 2002, we acquired Intestlogic, a privately-held German corporation. Intestlogic is engaged in the design, manufacture and sale of manipulator and docking hardware products used by semiconductor manufacturers. The transaction was structured as a purchase of all of the capital stock of Intestlogic. The purchase price consisted of a cash payment of $395, plus transaction costs of $185. In addition, during 2004, we issued 100,000 shares of common stock to the former owner of our Intestlogic subsidiary. These shares were issued pursuant to a provision contained in the amended agreement of sale that established revenue targets in 2004 and 2005 that if met would have required the issuance of up to 200,000 shares of common stock. During the quarter ended September 30, 2004, the revenue target for 2004 was achieved and the maximum number of shares to be earned in 2004 was issued. In connection with the issuance of these shares, we recorded additional goodwill of $756, which represented the fair market value of the shares issued (100,000 shares at $7.56). The following is an allocation of the purchase price:
Cash payment	$ 395
Transaction costs	185
Contingent consideration-2004	756
1,336
Estimated fair value of identifiable assets acquired, net of liabilities assumed	270
Goodwill	$1,066

The estimated fair value of identifiable assets acquired, net of liabilities assumed, included a definite life intangible which is being amortized over ten years. The definite life intangible is patented technology and has been allocated to the manipulator/docking hardware segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 16%, 11% and 10% of our consolidated net revenues in 2004, 2003 and 2002, respectively. Teradyne Inc. accounted for 11% of our net revenues in 2004. Agilent Technologies Inc. accounted for 18% and 16% of our consolidated net revenues in 2003 and 2002, respectively. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. During the years ended December 31, 2004, 2003 and 2002, no other customer accounted for 10% or more of our consolidated net revenues.

(5)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2004	2003
Raw materials	$7,488	$5,347
Work in process	289	1,003
Inventory consigned to others	541	627
Finished goods	1,083	355
	$9,401	$7,332

(6)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued rent	$200	$201
Accrued customer obligations	191	234
Accrued repairs	153	-
Accrued professional fees	152	136
Other	197	116
	$893	$687

(7)   DEBT

Line of Credit

As of December 31, 2004, we had a secured credit facility which provided for maximum borrowings of $250. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of two letters of credit in the face amounts of $200 and $50, respectively. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the credit facility require that we maintain a minimum level of $200 of cash with the bank. This credit facility expires on September 30, 2006.

Letters of Credit

As of December 31, 2004 and 2003 we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease, that our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2006; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   DEBT (Continued)

As of December 31, 2004 we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a new facility for our tester interface operation based in northern California. We occupied this facility in late January 2005. This letter of credit expires September 13, 2005; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term. However, providing that as of December 31, 2008, there have been no events of default or late payments of rent, we can request that the letter of credit be reduced to $0 at that time.

Capital Lease Obligations

In January 2001, we entered into two capital lease agreements to finance equipment purchases. In December 2004, we entered into an additional capital lease agreement to finance the purchase of a vehicle. The minimum lease payments under the capital leases in effect at December 31, 2004 are as follows:
2005	$112
2006	25
2007	8
2008	8
2009 and thereafter	9
Total minimum lease payments	162
Less: Amount representing interest	9
Present value of minimum lease payments	153
Less: Current portion of capital leases	106
Obligations under capital lease, excluding current portion	$ 47

(8)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2012. Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $2,131, $2,076 and $2,003, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2004 are as follows:
2005	$1,769
2006	$1,613
2007	$1,562
2008	$1,539
2009	$1,533
Thereafter	$1,724

Minimum Purchase Commitments

On June 1, 2004, we entered into an exclusive rights agreement to market and sell certain zero insertion force electronic cable assemblies and mating connectors ("ZIF Products" or "ZIF Technology"). These ZIF Products are the proprietary and confidential designs of one of the suppliers of our tester interface division. The terms of this agreement include payment of a $150 nonrefundable fee and certain minimum purchase requirements (as set forth below). If we fail to satisfy the minimum purchase requirements, the supplier has the right to terminate our exclusive right to market and sell these ZIF Products.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   COMMITMENTS AND CONTINGENCIES (Continued)

The minimum purchase requirements are applicable to the forty-eight month period following the date we invoice the first customer for a product which contains any of the ZIF Technology. As of December 31, 2004, we had not invoiced any customers for products containing the ZIF Technology. We currently anticipate that we will invoice the first customer for such a product in either the second or third quarter of 2005. The minimum purchase commitments during the forty-eight month period following this first invoice are as follows:
Year 1	$ 219
Year 2	438
Year 3	438
Year 4	438
Total	$1,533

Contingencies

As part of a prior contractual arrangement with a former executive of a subsidiary, we have agreed to provide life insurance in the amount of $300 to this former executive until he reaches the age of sixty-five. The provision of this life insurance benefit is self-insured by us. As of December 31, 2004, this individual was sixty-two years old. No amounts have been recorded by us for this contingency as of December 31, 2004.

(9)   RESTRUCTURING AND OTHER COSTS

During the fourth quarter of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to effectively meet the needs and expectations of the fluid ATE market.

In the quarter ended December 31, 2004, we accrued $527 for severance and related payments resulting from the termination of 43 domestic and 2 foreign staff. The severance and related payments were comprised of $383 in our Manipulator/Docking Hardware segment, $100 in our Temperature Management segment and $44 in our Tester Interface segment. Additionally, in the quarter ended December 31, 2004, we recorded an impairment of long-lived assets of $100 related to our U.K. operation, which is part of our Manipulator/Docking Hardware segment. Due to the history of operating losses experienced by our U.K. operation, combined with our forecasts that indicated potential future losses for this operation, we performed an assessment of the recoverability of the carrying value of this operation's long-lived assets. These long-lived assets consisted of property and equipment. In March 2005, we announced our intention to close this operation and we expect to record restructuring accruals in the first quarter of 2005 related to severance and facility closure costs.

Our restructuring and other costs for 2004 are summarized as follows:
Accruals in the quarter ended December 31, 2004	$527
Severance and other cash payments	(266)
Balance accrued at December 31, 2004	$261

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided, was $2,896, $1,732 and $3,003 at December 31, 2004, 2003 and 2002, respectively. On October 22, 2004, the American Job Creations Act (the "AJCA") was signed into law. The AJCA provides for the deduction for Federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We will commence an evaluation of the effects of the repatriation provision in the first half of 2005.

Total income tax expense (benefit) was allocated as follows:
	Years Ended December 31,
	2004	2003	2002
Income (loss) from operations	$ 398	$1,841	$(1,380)
Stockholders' equity, for tax benefit derived from exercise and sale of stock option shares	-	-	(21)
	$ 398	$1,841	$(1,401)

Income (loss) before income taxes was as follows:

	Years Ended December 31,
	2004	2003	2002
Domestic	$ 128	$(3,106)	$(1,076)
Foreign	1,540	(504)	(587)
	$1,668	$(3,610)	$(1,663)

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2004	2003	2002
Current
Domestic -- Federal	$ -	$ 185	$(1,583)
Domestic -- state	-	-	(310)
Foreign	398	216	(27)
	398	401	(1,920)
Deferred:
Domestic -- Federal	-	1,371	587
Domestic -- state	-	69	(47)
	-	1,440	540
Income tax expense (benefit)	$398	$1,841	$(1,380)

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)
	December 31,
	2004	2003
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$1,740	$2,082
Inventories	775	416
Accrued vacation pay	166	237
Foreign tax credit carryforward	249	228
Accrued warranty	334	180
Allowance for doubtful accounts	53	45
Accrued bonuses	117	12
Property and equipment	9	3
Other	11	10
	3,454	3,213
Valuation allowance	(3,404)	(3,191)
Deferred tax assets	50	22
Deferred tax liabilities:
Accrued royalty income	(50)	(22)
Deferred tax liabilities	(50)	(22)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2004 and 2003 was $3,191 and $218, respectively. The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $213 and $2,973, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2024. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2004.

An analysis of the effective tax rate for the years ended December 31, 2004, 2003 and 2002 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2004	2003	2002
Expected income tax provision at U.S. statutory rate	$ 567	$(1,227)	$ (565)
State taxes, net of valuation allowances and Federal tax benefits	-	-	(236)
Increase (decrease) in tax from:
Federal credits	-	185	(661)
Foreign income tax rate differences	(126)	571	172
Change in valuation allowance	71	2,327	90
Extraterritorial income exclusion	(146)	(13)	(189)
Nondeductible expenses	32	19	19
Other	-	(21)	(10)
Income tax expense (benefit)	$ 398	$1,841	$(1,380)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  LEGAL PROCEEDINGS

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

(12)  RELATED PARTY TRANSACTIONS

We paid consulting fees which totaled $33, $107 and $58 during the years ended December 31, 2004, 2003 and 2002, respectively, to one individual who is a member of our Board of Directors.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $24, $52 and $51 during the years ended December 31, 2004, 2003 and 2002, respectively.

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd ("Hakuto") and its subsidiaries. As of December 31, 2004 and 2003, Hakuto owned -0- and 646,311 shares of our outstanding stock, respectively. During the years ended December 31, 2004, 2003 and 2002, Temptronic sold product at market prices totaling approximately $3,016, $2,170 and $1,920, respectively, to Hakuto and its subsidiaries. At December 31, 2004 and 2003, accounts receivable from Hakuto and its subsidiaries amounted to approximately $58 and $31, respectively.

(13)  STOCK OPTION PLAN

The Amended and Restated 1997 Stock Plan (the "Plan") provides for the granting of incentive stock options and non-qualified stock options to purchase shares of our common stock and for other stock-based awards to key employees and directors and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by our Board of Directors) and the Key Employee Plan (administered by the Compensation Committee of our Board of Directors). We have reserved 1,250,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan.

No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant. The exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors. The options that have been issued under the Plan generally vest 20% one year from date of grant and 20% in each of the succeeding four years.

In connection with our merger with Temptronic, outstanding incentive and non-qualified stock options to acquire Temptronic common stock were converted into 175,686 stock options to acquire our stock at a conversion ratio of 0.925, with appropriate adjustment to the exercise price. These stock options, which are not subject to the Plan, generally vest over four to five years.

On August 16, 2002, we commenced a voluntary stock option exchange program for certain of our eligible employees and directors. Under the program, eligible employees and directors were given the right to forfeit certain outstanding stock options previously granted to them at an exercise price greater than or equal to $9.5625 per share, in exchange for the right to receive a new option to buy shares of our common stock to be granted on February 24, 2003. In total, 340,000 stock options were canceled on August 23, 2002 as a result of this program and 340,000 stock options were granted on February 24, 2003. The exchange program did not result in additional compensation charges or variable option plan accounting, as it was designed to comply with Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation. The new options had an exercise price equal to the fair market value of our common stock on the new grant date, so no compensation expense was recorded as a result of the exchange program. The new options were 50% vested on the date of grant and will vest an additional 25% on the first and second anniversary of the grant.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  STOCK OPTION PLAN (Continued)

The following table summarizes the stock option activity for the three years ended December 31, 2004:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2002 (386,930 exercisable)	1,021,925	$ 6.62
Granted	108,000	4.04
Exercised	(14,800)	2.59
Canceled	(423,050)	10.05
Options outstanding, December 31, 2002 (365,715 exercisable)	692,075	4.20
Granted	340,000	3.04
Exercised	(37,500)	3.70
Canceled	(26,700)	4.07
Options outstanding, December 31, 2003 (597,725 exercisable)	967,875	3.82
Granted	20,000	3.04
Exercised	(232,659)	3.70
Canceled	(54,750)	4.07
Options outstanding, December 31, 2004 (522,166 exercisable)	700,466	3.82

The following table summarizes information about stock options outstanding at December 31, 2004:
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted Average Remaining Life	Weighted Average Exercise Price of Outstanding Options	Number Exercisable at December 31, 2004	Weighted Average Exercise Price of Exercisable Options

$2.99 - $3.35	425,841	7.62 years	$3.11	325,341	$3.13
$3.61 - $4.44	134,775	5.52 years	$4.01	90,975	$4.12
$5.66 - $6.75	139,850	4.47 years	$6.07	105,850	$6.09
	700,466		$3.87	522,166	$3.88

(14)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Sunnyvale Corp. who are at least 18 years of age are eligible to participate in the plan. During the second and third quarters of 2004 and the third quarter of 2002, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Matching contributions are discretionary. Both at the present time and at various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. The most recent suspension of the matching contribution was implemented at the beginning of the fourth quarter of 2004. Employer contributions vest over a six-year period. We contributed $231, $0 and $83 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. All permanent employees who were at least 21 years of age were eligible to participate in the standalone plan. In addition, Temptronic could make discretionary matching contributions determined annually by Temptronic of up to 6% of the employees' annual compensation. Effective October 1, 2001, we suspended the employer matching contributions due to our cost containment efforts. Matching contributions were reinstated in April 2004 but

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  EMPLOYEE BENEFIT PLANS (Continued)

were suspended again at the end of November 2004. Employer contributions vest over a seven-year period. Temptronic contributed $52, $0 and $0 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Sunnyvale Corp. employees.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. All such profit sharing contributions are at the discretion of management.  Accruals for a profit sharing contribution of $150 were made during the second half of 2004. We funded this obligation through the use of 34,137 treasury shares in 2005. No profit sharing contributions were made during 2003 or 2002 due to our cost containment efforts.

(15)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. (In the first quarter of 2005, we renamed this operation inTEST Silicon Valley Corporation and relocated it to San Jose, California). Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Years Ended December 31,
	2004	2003	2002
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$38,414	$24,364	$20,737
Temperature Management	22,581	16,780	17,706
Tester Interface	13,516	11,132	10,333
Intersegment sales	(3,300)	(4,248)	(1,649)
	$71,211	$48,028	$47,127
Intersegment sales:
Manipulator/Docking Hardware	$ 53	$ 10	$ 25
Temperature Management	1,599	1,317	433
Tester Interface	1,648	2,921	1,191
	$3,300	$4,248	$1,649

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2004	2003	2002
Depreciation/amortization:
Manipulator/Docking Hardware	$1,166	$1,085	$ 945
Temperature Management	508	523	547
Tester Interface	432	419	425
	$2,106	$2,027	$1,917
Operating income (loss):
Manipulator/Docking Hardware	$ (917)	$(3,901)	$(2,236)
Temperature Management	540	(1,637)	(1,293)
Tester Interface	2,043	1,704	1,723
	$1,666	$(3,834)	$(1,806)
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$ (918)	$ (3,796)	$ (2,181)
Temperature Management	636	(1,521)	(1,191)
Tester Interface	1,950	1,707	1,709
	$1,668	$(3,610)	$(1,663)
Income tax expense (benefit):
Manipulator/Docking Hardware	$259	$1,242	$(1,262)
Temperature Management	139	376	(674)
Tester Interface	-	223	556
	$398	$1,841	$(1,380)
Net earnings (loss):
Manipulator/Docking Hardware	$(1,177)	$(5,038)	$ (919)
Temperature Management	497	(1,897)	(517)
Tester Interface	1,950	1,484	1,153
	$ 1,270	$(5,451)	$ (283)
Capital expenditures:
Manipulator/Docking Hardware	$1,426	$ 560	$ 352
Temperature Management	457	728	380
Tester Interface	443	369	284
	$2,326	$1,657	$1,016
	December 31,
Identifiable assets:	2004	2003
Manipulator/Docking Hardware	$19,907	$16,568
Temperature Management	8,507	9,056
Tester Interface	4,753	4,353
	$33,167	$29,977

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2004	2003	2002
U.S.	$54,123	$36,762	$41,306
Europe	7,343	4,584	2,710
Asia-Pacific	9,745	6,682	3,111
	$71,211	$48,028	$47,127

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)
	December 31,
Long-lived assets:	2004	2003
U.S.	$3,711	$3,914
Europe	739	523
Asia-Pacific	104	102
	$4,554	$4,539

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2004. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/04(1)	6/30/04(2)	9/30/04(3)	12/31/04(4)	Total
Net revenues	$17,008	$22,714	$19,509	$11,980	$71,211
Gross margin	7,211	10,416	7,783	3,380	28,790
Earnings (loss) before income taxes	1,123	3,185	857	(3,497)	1,668
Income tax expense (benefit)	125	680	(384)	(23)	398
Net earnings (loss)	998	2,505	1,241	(3,474)	1,270

Net earnings (loss) per common share - basic	$0.12	$0.30	$0.15	$(0.40)	$0.15
Weighted average common shares outstanding - basic	8,362,725	8,362,857	8,500,225	8,691,301	8,479,914

Net earnings (loss) per common share - diluted	$0.11	$0.29	$0.14	$(0.40)	$0.14
Weighted average common shares outstanding - diluted	8,724,290	8,703,903	8,902,440	8,691,301	8,804,479

	Quarters Ended
	3/31/03	6/30/03	9/30/03(5)	12/31/03(6)	Total
Net revenues	$ 9,189	$11,269	$12,725	$14,845	$48,028
Gross margin	2,989	4,469	5,471	5,920	18,849
Loss before income taxes	(1,754)	(745)	(665)	(446)	(3,610)
Income tax expense (benefit)	(611)	(102)	2,115	439	1,841
Net loss	(1,143)	(643)	(2,780)	(885)	(5,451)

Net loss per common share - basic and diluted	$(0.14)	$(0.08)	$(0.33)	$(0.11)	$(0.65)
Weighted average common shares outstanding - basic and diluted	8,324,357	8,324,645	8,326,477	8,353,546	8,332,320

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

Footnotes
(1)	The quarter ended March 31, 2004 included $392 of product warranty expense.
(2)	The quarter ended June 30, 2004 included $548 of inventory obsolescence charges and $493 of product warranty expense.
(3)	The quarter ended September 30, 2004 included $446 of inventory obsolescence charges and $642 of product warranty expense.
(4)	The quarter ended December 31, 2004 included $456 of product warranty expense and $627 of restructuring and other charges.
(5)	The quarter ended September 30, 2003 included $808 of product warranty expense and a $2,056 valuation allowance recorded against our net deferred tax assets.
(6)

The quarter ended December 31, 2003 included $612 of inventory obsolescence charges; $568 of product warranty expense; a $228 valuation allowance recorded against foreign deferred tax assets; and $185 of income tax expense due to a reduction in the anticipated amount of a tax refund.

(17)  SUBSEQUENT EVENT

As a result of the organizational changes and cost structure adjustments we have undertaken as part of our continuing efforts to position ourselves to effectively meet the needs and expectations of the fluid ATE market, on March 14, 2005 we announced our intention to close our U.K. operations. We expect to make restructuring accruals in the first quarter of 2005 related to severance and facility closure costs. At December 31, 2004, the net book value of our fixed assets associated with this operation was $442. We expect to complete the closure of the U.K. operation during the second quarter of 2005.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2002
Allowance for doubtful accounts	$ 125	$ (1)	$ 6	$ 130
Warranty reserve	451	1,070	(963)	558

Year Ended December 31, 2003
Allowance for doubtful accounts	130	-	(5)	125
Warranty reserve	558	1,897	(1,353)	1,102

Year Ended December 31, 2004
Allowance for doubtful accounts	125	38	(4)	159
Warranty reserve	1,102	1,982	(1,868)	1,216