Form 10-K/A
period 2004-12-31
INTEST CORP
filed 2005-05-02
CIK 1036262

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

The number of shares outstanding of the Registrant's common stock, as of March 31, 2005, was 9,053,653.

This Form 10-K/A is being filed to amend the Form 10-K filed by inTEST on March 31, 2005 to include the information required in Items 10-14. Item 15 is restated in full as required by Rule 12b-15, in order to include in the list of exhibits the certifications that are filed with this Form 10-K/A.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

Biographical and Other Information

The names of the persons serving as directors and executive officers as of April 27, 2005 are listed below, together with their ages and certain other information.
Name	Age	Position
Robert E. Matthiessen	60	President, Chief Executive Officer and Director
Hugh T. Regan, Jr.	45	Secretary, Treasurer and Chief Financial Officer
Daniel J. Graham	59	General Manager-Manipulator and Docking Hardware Product Segment and Vice Chairman
James Pelrin	53	General Manager-Temperature Management Product Segment
Dale E. Christman	54	General Manager- Tester Interface Product Segment
Alyn R. Holt	67	Chairman
Richard O. Endres	79	Director
Stuart F. Daniels, Ph.D	64	Director
James J. Greed, Jr.	66	Director
Joseph A. Savarese	67	Director
James W. Schwartz, Esq	70	Director

Robert E. Matthiessen has served as our Chief Executive Officer since August 1998 and our President since February 1997. Prior to that, Mr. Matthiessen served as our Chief Operating Officer from December 1997 to August 1998 and our Executive Vice President since joining us in October 1984. Mr. Matthiessen has served as a director since February 1997.

Hugh T. Regan, Jr. has served as our Treasurer and Chief Financial Officer since joining us in April 1996 and has served as Secretary since December 1999. From 1985 to April 1996, Mr. Regan served in various financial capacities for Value Property Trust, a publicly traded real estate investment trust, including Vice President of Finance from 1989 to September 1995 and Chief Financial Officer from September 1995 until April 1996.

Daniel J. Graham has served as General Manager - Manipulator and Docking Hardware Product Segment since November 2004. Prior to that, Mr. Graham served as our Chief Technology Officer from April 2004 to November 2004, our Executive Vice President from October 2001 to November 2004 and as our Senior Vice President from June 1998 until October 2001. Mr. Graham has served as our Vice Chairman since October 1998. Mr. Graham is a co-founder of inTEST Corporation and has served as a director since June 1988.

James Pelrin has served as General Manager - Temperature Management Product Segment since November 2004. Prior to that, Mr. Pelrin served as the General Manager of Temptronic Corporation, our subsidiary, since joining us in October 2001. From July 1999 to June 2001, Mr. Pelrin served as Vice President and General Manager of Accusonic Technologies, Inc., a privately held company that designs and manufactures hydro-acoustic measurement systems.

Dale E. Christman has served as our General Manager - Tester Interface Product Segment since November 2004. Prior to that, Mr. Christman served as General Manager of inTEST Silicon Valley Corporation, formerly inTEST Sunnyvale Corporation, since joining us in March 2001. From November 1997 to March 2001, Mr. Christman served as President of ICOS Vision Systems, Inc., the United States wholly owned subsidiary of ICOS Vision Systems Corporation NV, a Belgian public company that develops and supplies inspection equipment primarily in the back-end semiconductor and electronics assembly markets.

Alyn R. Holt is a co-founder of inTEST Corporation and has served as Chairman since our inception in September 1981. Mr. Holt also served as our Chief Executive Officer from September 1981 to August 1998.

Richard O. Endres has served as a director since April 1982. Since 1976, he has served as President of VRA, Inc., a provider of business planning and financial services for technology based companies.

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

James J. Greed, Jr. has served as a director since our acquisition of Temptronic in March 2000. From April 1991 to December 1999, Mr. Greed was President of VLSI Standards, Inc., a leading supplier of calibration standards to the semiconductor and related industries. Following his retirement from VLSI, Mr. Greed founded Foothill Technology, a consulting firm, and has served as its Principal since its inception. From July 1992 through December 1999, Mr. Greed also served on the board of directors of Semiconductor Equipment and Materials International ("SEMI"), an international trade association, serving as chairman for the 1996-1997 term and chairman of its International Standards Committee since 1994.

Joseph A. Savarese has served as a director since April 2004. From June 1994 to December 2002, Mr. Savarese served as Vice President of Business Development of Electroglas, Inc., a publicly traded company that develops wafer probing technologies.

James W. Schwartz, Esq. has served as a director since April 2004. Mr. Schwartz was a partner at Saul Ewing LLP, the Company's law firm, from September 1968 until his retirement in December 2003, where he served as legal counsel to various corporations, partnerships, other entities and individuals. Since January 2005, Mr. Schwartz has been Of Counsel to Saul Ewing.

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee consists of Richard O. Endres, Chairman, James J. Greed, Jr., Joseph A. Savarese and James W. Schwartz, Esq.

Our Board of Directors has determined that the Audit Committee does not have an audit committee financial expert (as the term is defined in Item 401(h) of Regulation S-K of the regulations promulgated by the Securities and Exchange Commission ("SEC")) serving on the Committee. Each member of the Audit Committee is able to read and understand financial statements and has substantial business experience (including three members who have been senior executive officers with financial oversight responsibilities) that results in each member's financial sophistication. Consequently, the Board of Directors believes that the directors who serve on the Audit Committee have sufficient knowledge and experience to fulfill the responsibilities of the Committee, however, the Nominating Committee and the Board of Directors consider a variety of factors, including whether a candidate would qualify as an audit committee financial expert, when it evaluates candidates to be nominated for election to the Board of Directors of the Company.

Code of Ethics

We have adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to our Chief Executive Officer, our Chief Financial Officer and all of our other employees. The text of our code of ethics is posted on our Internet website at www.intest.com and was filed as Exhibit 14 to our Form 10-K for the year ended December 31, 2003.

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

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during 2004, all Section 16(a) filing requirements applicable to these officers, directors and greater than ten-percent beneficial owners were timely met except that the initial holdings of Mr. Pelrin and Mr. Christman and a subsequent transaction for each of Mr. Pelrin and Mr. Christman were reported late.

Item 11:   EXECUTIVE COMPENSATION

Compensation of inTEST Management

The following table sets forth certain information with respect to the compensation we paid for services rendered during the years ended December 31, 2004, 2003 and 2002, to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as such at December 31, 2004 (each a "Named Executive Officer").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards($)		Securities Underlying Options(#)		All Other Compensation

Robert E. Matthiessen President, Chief Executive Officer and Director	2004 2003 2002	$289,761 216,485 207,744	$18,610 -- --	(1)	$168,000 -- --	(2)	-- 125,000 --	(3)	$25,581 34,941 35,958	(4) (4) (4)

Alyn R. Holt Chairman	2004 2003 2002	$279,840 270,800 239,530	-- -- --		-- -- --				$10,303 19,599 22,451	(5) (5) (5)

Hugh T. Regan, Jr. Treasurer, Secretary and Chief Financial Officer	2004 2003 2002	$185,128 165,770 155,003	$40,000 -- --	(1)	$96,000 -- --	(2)	-- 50,000 --	(3)	$5,850 1,102 3,567	(6) (6) (6)

Daniel J. Graham General Manager-Manipulator and Docking Hardware Product Segment and Vice Chairman	2004 2003 2002	$203,637 180,947 169,989	$9,305 -- --	(1)	$96,000 -- --	(2)			$5,852 1,102 3,830	(7) (7) (7)

Dale E. Christman (8) General Manager-Tester Interface Product Segment	2004	$182,769	$29,708	(1)	$96,000	(2)			$ 5,848	(9)

_______________________

(1)	Paid in 2005.

(2)

On November 23, 2004, restricted stock awards were granted to Messrs. Matthiessen (35,000 shares), Regan (20,000 shares), Graham (20,000 shares) and Christman (20,000 shares) subject to vesting over four years with 25% of the shares vesting each year beginning on November 23, 2005, and full vesting upon death, disability or change of control. The value of these shares based on the closing price of our common stock on December 31, 2004 were $153,650, $87,800, $87,800 and $87,800, respectively. Dividends, if any, are payable on shares of restricted stock to the same extent as paid on our common stock, generally. These restricted stock awards are the only awards of this type to date, and thus constitute the aggregate holdings at December 31, 2004.

(3)

These options were issued six months and one day after the cancellation of a like number of options pursuant to a voluntary stock option exchange program commenced August 16, 2002. Under the program, participants were given the right to forfeit outstanding stock options previously granted to them with an exercise price greater than or equal to $9.5625 per share, in exchange for the right to receive a new option to buy shares of our common stock to be granted on February 24, 2003. The exercise price of the new options was equal to $3.04, the fair market value of our common stock on the new grant date. The exchange program did not result in any compensation charges or variable option plan accounting, as it complied with Interpretation No. 44, Accounting for Certain Transactions Involving Stock-Based Compensation.

(4)

Includes $1,102, $1,102 and $1,265 for premiums paid on life insurance for Mr. Matthiessen in 2004, 2003, and 2002, respectively; $4,750 and $3,045 for matching contributions to Mr. Matthiessen's 401(k) Plan account in 2004 and 2002, respectively; $19,729 and $33,839 for serving as a director of inTEST Kabushiki Kaisha and inTEST PTE Ltd in 2004 and 2003, respectively; and $31,648 for serving as a director of inTEST Limited, inTEST Kabushiki Kaisha and inTEST PTE Ltd in 2002.

(5)

Includes $1,102, $1,102 and $1,265, for premiums paid on life insurance for Mr. Holt in 2004, 2003 and 2002, respectively; $4,750 and $2,067 for matching contributions to Mr. Holt's 401(k) Plan account in 2004 and 2002, respectively; $4,451, $18,496 and $19,119 for serving as a director of inTEST Kabushiki Kaisha in 2004, 2003 and 2002, respectively.

(6)

Includes $1,100, $1,102 and $1,216 for premiums paid on life insurance for Mr. Regan in 2004, 2003 and 2002, respectively; and $4,750 and $2,351 for matching contributions to Mr. Regan's 401(k) Plan account in 2004 and 2002, respectively.

(7)

Includes $1,102, $1,102 and $1,244 for premiums paid on life insurance for Mr. Graham in 2004, 2003, and 2002, respectively; and $4,750 and $2,586 for matching contributions to Mr. Graham's 401(k) Plan account in 2004 and 2002, respectively.

(8)	Effective November 2004, Mr. Christman began serving as General Manager - Tester Interface Product Segment.

(9)	Includes $1,098 for premiums paid on life insurance in 2004; and $4,750 for matching contributions to Mr. Christman's 401(k) Plan account in 2004.

Stock Options

We did not grant any stock options during the year ended December 31, 2004 to the Named Executive Officers.

Exercise of Stock Options and Option Values

The following table sets forth information regarding the exercise of stock options and the value of any unexercised stock options held by each of our Named Executive Officers who exercised options during the year ended December 31, 2004 or who held options at December 31, 2004:

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options At 12/31/04		Value of Unexercised In-the-Money Options At 12/31/04 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert E. Matthiessen	1,000	$ 5,909	92,750	31,250	$125,213	$42,188
Hugh T. Regan, Jr	87,500	$413,166	0	12,500	-	$16,875
Dale E. Christman ___________________	-	-	16,000	14,000	$ 1,560	$ 2,340
(1)

Based upon the closing price for our common stock as reported on the Nasdaq National Market System on December 31, 2004 of $4.39 less the exercise price. Value of unexercised in-the-money options does not reflect the value of any stock options where the exercise price is greater than, or equal to, the closing price of our common stock on December 31, 2004.

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

On November 23, 2004, certain of our named executive officers were granted awards of restricted stock, as described in Footnote 3 to the Summary Compensation Table. Pursuant to the applicable Restricted Stock Award Agreements, these awards of restricted stock are subject to full vesting upon a change of control, as defined in such agreements.

Director Compensation

In November 2004, in conjunction with our cost containment initiative, we instituted a 20% reduction in directors' fees. We currently pay non-employee directors an annual retainer fee of $20,000. Members of the Executive Committee are paid an additional annual retainer of $12,000. In recognition of their increased responsibility and service, the chairmen of the committees of the Board are paid an additional annual fee as follows: the Chairman of the Audit Committee is paid an additional annual fee of $12,000; the Chairman of the Compensation Committee is paid an additional annual fee of $8,000; the Chairman of the IP Committee is paid an additional annual fee of $60,000; and the Chairman of the Nominating Committee is paid an additional annual fee of $8,000. In addition, we reimburse non-employee directors' travel expenses and other costs associated with attending board or committee meetings.

As a result of their selection to join the Board, on May 3, 2004, Messrs. Saravese and Schwartz were granted options to purchase 10,000 shares of our common stock, which became fully exercisable on November 3, 2004, six months from the date of grant. The exercise price of the options is $5.66, the fair market value on the date of issuance.

In conjunction with the reduction of directors' cash fees, the non-employee directors were awarded shares of restricted stock under the inTEST Corporation Amended and Restated 1997 Stock Plan during 2004. The awards were granted on November 23, 2004 and are subject to a four-year vesting period with 25% of the shares vesting each year beginning November 23, 2005. Specifically, Dr. Daniels received 12,000 shares, and Messrs. Endres, Greed, Savarese and Schwartz each received 5,000 shares.

We do not pay additional cash compensation to our officers for their service as directors. However, officers who serve as directors of our foreign subsidiaries receive compensation as approved each year by such subsidiary's Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2004, the Compensation Committee consisted of Dr. Daniels, Chairman, and Messrs. Endres, Holt, Slayton, Greed, Savarese and Schwartz. Mr. Holt is one of our executive officers. The Company utilizes the legal services of Saul Ewing LLP, a Philadelphia law firm. James W. Schwartz, Esq., a director of the Company, was a partner in that law firm until his retirement in December 2003. Mr. Schwartz is presently Of Counsel to Saul Ewing LLP. Mr. Slayton resigned from the Board effective as of the close of business on March 1, 2005.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of April 11, 2005 (except where otherwise noted) by:
    each of our Named Executive Officers;
    each of our directors;
    all directors and executive officers as a group; and
    each stockholder known by inTEST to own beneficially more than 5% of our common stock.

Percentage ownership in the following table is based on 9,071,408 shares of common stock outstanding as of April 11, 2005 (excluding shares held by one of our subsidiaries which may not be voted or counted towards a quorum). We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person and the percentage ownership of that person, we have deemed shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable by June 10, 2005 to be outstanding. However, we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

Name of Beneficial Owner	Shares Beneficially Owned As of Apr. 11, 2005(1)(2)	Percent of Class (Approx.)
Directors and Named Executive Officers:
Alyn R. Holt (3)(4)	1,532,556	16.9%
Robert E. Matthiessen (5)	220,419	2.4%
Daniel J. Graham (6)	217,260	2.4%
Hugh T. Regan, Jr. (7)	38,600	*
Dale E. Christman (8)	40,000	*
Richard O. Endres (9)	33,197	*
Stuart F. Daniels, Ph.D. (10)	43,282	*
James J. Greed, Jr. (11)	16,000	*
Joseph A. Savarese (12)	15,000	*
James W. Schwartz, Esq. (13)	16,000	*
All directors and executive officers as a group (11 individuals) (14)	2,204,314	23.7%

Five Percent Stockholders:
Rutabaga Capital Management (15)	1,127,159	12.4%
Wasatch Advisors, Inc. (16)	1,013,340	11.2%
FMR Corp. (17)	868,000	9.6%
Wellington Management Company, LLP (18)	553,100	6.1%
___________________________________ * Denotes less than one percent of class.
(1)	Includes shares that may be acquired within sixty days after April 11, 2005 ("Option Shares") through the exercise of stock options.

(2)

Includes shares of restricted stock ("Restricted Shares") that will vest as follows: 25% on November 23, 2005, and 25% per year thereafter through November 23, 2008, subject to certain conditions, including, but not limited to, the continued employment by, or service to, the Corporation of the respective beneficial owner through each such vesting date, with full vesting upon death, disability, or change of control. The beneficial owner will not have investment power over such Restricted Shares, and such Restricted Shares will not be delivered to the beneficial owner, until such Restricted Shares are vested. Each beneficial owner has sole voting power over all of the Restricted Shares awarded to him, notwithstanding such future vesting of the other rights of ownership of the Restricted Shares.

(3)	The address of the stockholder is: c/o inTEST, 7 Esterbrook Lane, Cherry Hill, New Jersey 08003.

(4)

Includes 200,000 shares owned by The Alyn R. Holt Trust f/b/o Kristen Holt Thompson, 115,000 shares owned by The Holt Charitable Remainder Trust and 24,000 shares owned by The Alyn R. Holt Year 2001 Irrevocable Trust. Excludes 150,427 shares owned by Mr. Holt's spouse. Mr. Holt disclaims beneficial ownership of the shares owned by his spouse.

(5)	Excludes 61,618 shares owned by Mr. Matthiessen's spouse. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse. Includes 124,000 Option Shares and 35,000 Restricted Shares.

(6)

Excludes 129,000 shares owned by Mr. Graham's spouse and 8,500 shares held in trust for the benefit of Mr. Graham's minor child. Mr. Graham disclaims beneficial ownership of the shares owned by his spouse and child. Includes 20,000 Restricted Shares.

(7)	Includes 12,500 Option Shares and 20,000 Restricted Shares.

(8)	Includes 20,000 Option Shares and 20,000 Restricted Shares.

(9)	Excludes 10,000 shares owned by Mr. Endres' spouse. Mr. Endres disclaims beneficial ownership of the shares owned by his spouse. Includes 5,000 Restricted Shares.

(10)	Includes 20,000 Option Shares and 12,000 Restricted Shares.

(11)	Includes 10,000 Option Shares and 5,000 Restricted Shares.

(12)	Includes 10,000 Options Shares and 5,000 Restricted Shares.

(13)	Includes 1,000 shares owned by Mr. Schwartz's spouse, 10,000 Option Shares and 5,000 Restricted Shares.

(14)	Includes 218,500 Option Shares and 147,000 Restricted Shares.

(15)

According to a Schedule 13G filed with the SEC on January 16, 2005, as of December 31, 2004, Rutabaga Capital Management, an investment advisor in accordance with Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 1,127,159 shares of inTEST common stock. The principal business office of Rutabaga Capital Management is located at 64 Broad Street, 3rd Floor, Boston, MA 02109

(16)

According to a Schedule 13G filed with the SEC on February 14, 2005, as of December 31, 2004, Wasatch Advisors, Inc., an investment advisor in accordance with Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 1,013,340 shares of inTEST common stock. The principal business office of Wasatch Advisors, Inc. is located at 150 Social Hall Avenue, Salt Lake City, Utah 84111.

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

(18)

According to a Schedule 13G/A filed with the SEC on February 14, 2005, as of December 31, 2004, Wellington Management Company, LLP, in its capacity as investment adviser and as a parent holding company of Wellington Trust Company, NA, a wholly-owned subsidiary of Wellington Management Company, LLP and a bank as defined in Section 3(a)(6) of the Exchange Act, may be deemed to beneficially own the 553,100 shares that are held of record by its clients. The principal business offices of Wellington Management Company, LLP and Wellington Trust Company, NA are located at 75 State Street, Boston, MA 02109.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes the legal services of Saul Ewing LLP, a Philadelphia law firm. James W. Schwartz, Esq., a director of the Company, was a partner in that law firm until his retirement in December 2003. Mr. Schwartz is presently Of Counsel to Saul Ewing LLP.

Item 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES [NEEDS TO BE UPDATED]

The following table sets forth the aggregate fees billed by KPMG LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal years 2004 and 2003 and for other services billed during fiscal years 2004 and 2003.

Fee Category:	Fiscal 2004	Fiscal 2003
Audit Fees	$344,857	$216,784
Audit-Related Fees	-	-
Tax Fees	21,906	38,112
All Other Fees	-	-

Total Fees	$366,763	$254,896

Audit Fees: Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements for the fiscal years 2004 and 2003, respectively included in quarterly reports during those years and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

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

Tax Fees: Consists of tax fees billed for compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees: Consists of fees for all other services other than those reported above.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by KPMG. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of KPMG, for such services. The Audit Committee has also delegated authority to Mr. Endres, the Chairman of the Audit Committee, and if Mr. Endres is unavailable, to Mr. Greed, to pre-approve specific permitted services. Any such approval must be reported to the Audit Committee at its next meeting. The Audit Committee did not approve any services pursuant to the de minimis exception of Rule 2-01(c)(7)(i)(C) of Regulation S-X of the regulations promulgated by the SEC during 2004.

Item 15:   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) of this Annual Report on Form 10-K.

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.2	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (9)(*)
10.9	Form of Stock Option Grant - Director. (9)(*)
10.10	Form of Stock Option Grant - Officer. (9)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signature

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

inTEST CORPORATION

By:    /s/ Hugh T. Regan, Jr.
          Hugh T. Regan, Jr.
          Treasurer, Secretary and Chief Financial Officer

Date:   May 2, 2005

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease dated October 27, 1999 between Earl E. and Mitsue Jio and inTEST Sunnyvale, a wholly owned subsidiary of the Company. (2)
10.2	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (9)(*)
10.9	Form of Stock Option Grant - Director. (9)(*)
10.10	Form of Stock Option Grant - Officer. (9)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, filed August 14, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, filed March 31, 2005, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.