Form 10-Q
period 2005-03-31
INTEST CORP
filed 2005-05-16
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2005:

9,071,408

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2005 and 2004	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2005	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5
	Notes to Consolidated Financial Statements	6 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4.	Controls and Procedures	22 - 23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Securities Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25
Index to Exhibits		26

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Mar. 31,   Dec. 31,
                                                                      2005        2004
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 6,283    $ 7,686
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $158 and $159, respectively                   6,918      6,771
  Inventories                                                          8,784      9,401
  Refundable domestic income taxes                                       728        728
  Prepaid expenses and other current assets                              811        844
     Total current assets                                             23,524     25,430

Property and equipment:
  Machinery and equipment                                             12,109     12,021
  Leasehold improvements                                               3,781      3,154
                                                                      15,890     15,175
  Less: accumulated depreciation                                     (10,769)   (10,621)
     Net property and equipment                                        5,121      4,554

Other assets                                                             410        451
Goodwill                                                               2,230      2,318
Intangible assets, net                                                   383        414
     Total assets                                                    $31,668    $33,167
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,684    $ 2,102
  Accrued wages and benefits                                           1,350      1,456
  Accrued warranty                                                     1,119      1,216
  Accrued sales commissions                                              346        501
  Accrued restructuring and other charges                                 67        261
  Other accrued expenses                                               1,087        893
  Domestic and foreign income taxes payable                              395        467
  Capital lease obligations                                              106        106
  Deferred rent                                                          122          -
     Total current liabilities                                         7,276      7,002
Capital lease obligations, net of current portion                         22         47
Deferred rent, net of current portion                                    743          -
     Total liabilities                                                 8,041      7,049

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,295,164 and 9,300,164 shares issued, respectively                  93         93
  Additional paid-in capital                                          24,631     24,716
  Retained earnings                                                    1,251      3,663
  Accumulated other comprehensive income                                 753      1,049
  Deferred stock compensation                                           (990)    (1,081)
  Treasury stock, at cost; 341,511 and 375,648 shares, respectively   (2,111)    (2,322)
     Total stockholders' equity                                       23,627     26,118
     Total liabilities and stockholders' equity                      $31,668    $33,167
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        2005      2004
                                                                      --------  --------

Net revenues                                                          $10,685    $17,008
Cost of revenues                                                        7,548      9,797
                                                                      -------    -------
      Gross margin                                                      3,137      7,211
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      2,073      2,692
   Engineering and product development expense                          1,404      1,537
   General and administrative expense                                   2,005      1,865
   Restructuring and other charges                                        100          -
                                                                      -------    -------
      Total operating expenses                                          5,582      6,094
                                                                      -------    -------
Operating income (loss)                                                (2,445)     1,117
                                                                      -------    -------

Other income (expense):
   Interest income                                                         23         24
   Interest expense                                                        (3)        (3)
   Other                                                                   19        (15)
                                                                      -------    -------
      Total other income                                                   39          6
                                                                      -------    -------

Earnings (loss) before income taxes                                    (2,406)     1,123
Income tax expense                                                          6        125
                                                                      -------    -------

      Net earnings (loss)                                             $(2,412)   $   998
                                                                      =======    =======

Net earnings (loss) per common share - basic                           $(0.28)     $0.12

Net earnings (loss) per common share - diluted                         $(0.28)     $0.11

Weighted average common shares outstanding - basic                  8,722,205  8,362,725

Weighted average common and common share
 equivalents outstanding - diluted                                  8,722,205  8,724,290

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                2005       2004
                                                               -------    -------

Net earnings (loss)                                            $(2,412)    $  998

Foreign currency translation adjustments                          (296)        54
                                                               -------     ------

Comprehensive earnings (loss)                                  $(2,708)    $1,052
                                                               =======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                     Accumulated
                                   Common Stock  Additional             Other        Deferred                Total
                                ----------------  Paid-In   Retained Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount  Capital   Earnings    Income     Compensation   Stock     Equity
                                --------- ------ ---------- -------- ------------- ------------ -------- -------------

Balance, December 31, 2004      9,300,164  $  93   $24,716   $ 3,663    $1,049       $(1,081)   $(2,322)     $26,118

Net loss                                -      -         -    (2,412)        -             -          -       (2,412)

Other comprehensive loss                -      -         -         -      (296)            -          -         (296)

Amortization of deferred
  stock compensation                    -      -         -         -         -            67          -           67

Elimination of deferred
  stock compensation related
  to unvested restricted stock     (5,000)     -       (24)        -         -            24          -            -
  forfeited

Issuance of 34,137 shares of
  treasury stock to satisfy
  profit sharing liability              -      -       (61)        -         -             -        211          150
                                ---------  -----   -------   -------    ------       -------    -------      -------

Balance, March 31, 2005         9,295,164  $  93   $24,631   $ 1,251    $  753       $  (990)   $(2,111)     $23,627
                                =========  =====   =======   =======    ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                      Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         2005       2004
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(2,412)   $   998
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          518        524
    Foreign exchange loss                                                   10         27
    Deferred compensation relating to stock options                         67          -
    Loss on disposal of fixed assets                                         1          -
    Proceeds from sale of demonstration equipment, net of gain               -         70
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                 (248)    (1,477)
      Inventories                                                          577     (1,200)
      Refundable domestic income taxes                                       -         22
      Prepaid expenses and other current assets                             26        (50)
      Other assets                                                          23         (3)
      Accounts payable                                                     603      1,720
      Accrued wages and benefits                                            55        296
      Accrued warranty                                                     (89)       (16)
      Accrued sales commissions                                           (154)        10
      Accrued restructuring and other charges                             (193)         -
      Other accrued expenses                                               200        238
      Domestic and foreign income taxes payable                            (63)        82
      Deferred rent                                                        (20)         -
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (1,099)     1,241
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,097)      (316)
                                                                       -------    -------
Net cash used in investing activities                                   (1,097)      (316)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements       885          -
  Repayment of capital lease obligations                                   (25)       (23)
  Proceeds from stock options exercised                                      -          4
                                                                       -------    -------
Net cash provided by (used in) financing activities                        860        (19)
                                                                       -------    -------
Effects of exchange rates on cash                                          (67)         5
                                                                       -------    -------
Net cash provided by (used in) all activities                           (1,403)       911
Cash and cash equivalents at beginning of period                         7,686      5,116
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 6,283    $ 6,027
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unvested restricted stock awards forfeited                             $    24    $     -
                                                                       =======    =======
Issuance of 34,137 shares of treasury stock to
  satisfy profit sharing liability                                     $   150    $     -
                                                                       =======    =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $    56    $    16
  Interest                                                                   3          3

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

On March 14, 2005, we announced that we will be closing our U.K. operation. We expect to complete this closure by the end of the second quarter of 2005. See Note 5 for further discussion.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004 (our "2004 Form 10-K").

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

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. We review our inventories and record inventory obsolescence charges based upon our established obsolescence criteria, that identifies material that has not been used in a work order during the prior 12 months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional inventory obsolescence charges are recorded based upon facts that would not give rise to an obsolescence charge under the historical obsolescence criteria or, if in management's opinion, additional amounts are felt to be necessary based upon the current industry conditions. We incurred inventory obsolescence charges of $213 and $128 for the three months ended March 31, 2005 and 2004, respectively.

Goodwill and Intangibles

We account for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS No 142, goodwill and other indefinite life intangible assets are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test.

Goodwill at both March 31, 2005 and December 31, 2004 relates to the manipulator/docking hardware segment. On March 14, 2005 we announced that we will be closing our U.K. operation which is a part of the manipulator/docking hardware segment. As a result of this decision, we performed an assessment for impairment of our goodwill as of March 31, 2005. No impairment of goodwill was indicated based on this assessment.

The following table sets forth changes in the amount of the carrying value of goodwill for the three months ended March 31, 2005:
Balance - Beginning of period	$2,318
Impact of foreign currency translation	(88)
Balance - End of period	$2,230

As of March 31, 2005 and December 31, 2004, definite life intangibles totaled $383 and $414, net of accumulated amortization of $128 and $120, respectively. The net book value of these intangibles includes $18 of unfavorable impact related to currency during 2005. These definite life intangibles are the result of our acquisition of Intestlogic GmbH (formerly known as Intelogic Technologies GmbH) which we completed in October 2002. They are being amortized using the straight-line method over ten years. These definite life intangible assets are technology based and include patented technology. They are allocated to the manipulator/docking hardware segment. Amortization expense for the three months ended March 31, 2005 and 2004 was $13 and $10, respectively. Estimated annual amortization expense for each of the next five years is $50.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the three months ended March 31, 2005 and 2004 was $126 and $392, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2005:
Balance - Beginning of period	$1,216
Payments made under product warranty	(223)
Accruals for product warranties issued	126
Balance - End of period	$1,119

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Income tax expense was $6 for the first quarter of 2005 compared to $125 for the same period in 2004. Our effective tax rate was 0% for the first quarter of 2005 compared to 11% for the same period in 2004. Due to our history of operating losses, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. Our income tax expense for both the first quarter of 2005 and the same period in 2004 primarily represents the foreign income tax expense related to the earnings of certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

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

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:
	Three Months Ended March 31,
	2005	2004
Weighted average common shares outstanding -- basic	8,722,205	8,362,725
Potentially dilutive securities:
Employee stock options	-	361,565
Weighted average common shares outstanding -- diluted	8,722,205	8,724,290

For the three months ended March 31, 2005 and 2004, an average of 926,466 and 32,939 employee stock options and unvested shares of restricted stock with weighted average exercise prices of $2.92 and $6.51, respectively, were excluded from the calculation because their effect was anti-dilutive.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At March 31, 2005, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2004 Form 10-K. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

During the fourth quarter of 2004, we granted 230,000 shares of restricted stock to certain directors, officers and key employees. The fair value of these shares, which was recorded as deferred stock compensation in the consolidated financial statements, was $1,104 based on a closing price on the date of grant of $4.80 per share, as reported on the Nasdaq National Market. These shares vest over fours years (twenty-five percent on each anniversary date). Net compensation expense recognized related to these shares during the first quarter of 2005 was $67. During the first quarter of 2005, a total of 5,000 unvested shares were canceled due to forfeiture.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the three months ended March 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended March 31,
	2005	2004
Net earnings (loss), as reported	$(2,412)	$998
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects (1)	67	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(447)	(91)
Pro forma net earnings (loss)	$(2,792)	$907

Net earnings (loss) per share:
Basic - as reported	$(0.28)	$0.12
Basic - pro forma	$(0.32)	$0.11
Diluted - as reported	$(0.28)	$0.11
Diluted - pro forma _____________________	$(0.32)	$0.10

(1) Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock compensation expense.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Action (the "AJCA") was signed into law and the AJCA contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the second quarter of 2005. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that the U.S. federal tax losses have been fully absorbed. We will continue to apply the rules under the extraterritorial income exclusion under the AJCA transition rules in 2005 and 2006.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are planning to adopt this standard on January 1, 2006, as required. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

(3)   INVENTORIES

Inventories held at March 31, 2005 and December 31, 2004 were comprised of the following:
	Mar. 31, 2005	Dec. 31, 2004
Raw materials	$6,672	$7,488
Work in process	332	289
Inventory consigned to others	596	541
Finished goods	1,184	1,083
	$8,784	$9,401

(4)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense.

In addition, certain of our operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid as accrued rent which is included in other accrued expenses on our balance sheet.

During the first quarter of 2005, we recorded $885 of additions to our leasehold improvements related to our new facility in San Jose, California. This amount represented improvements paid for on our behalf by the landlord of that facility. During the first quarter of 2005 we also recorded this amount as deferred rent. Amortization of deferred rent for the three months ended March 31, 2005 was $20.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)   RESTRUCTURING AND OTHER COSTS

During the fourth quarter of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to effectively meet the needs and expectations of the fluid ATE market.

In the quarter ended December 31, 2004, we accrued $527 for severance and related payments resulting from the termination of 43 domestic and 2 foreign staff. Of this amount, $266 was paid during the fourth quarter of 2004 and $261 remained accrued as of December 31, 2004. The severance and related payments were comprised of $383 in our Manipulator/Docking Hardware segment, $100 in our Temperature Management segment and $44 in our Tester Interface segment. Additionally, in the quarter ended December 31, 2004, we recorded an impairment of long-lived assets of $100 related to our U.K. operation, which is part of our Manipulator/Docking Hardware segment. Due to the history of operating losses experienced by our U.K. operation, combined with our forecasts that indicated potential future losses for this operation, we performed an assessment of the recoverability of the carrying value of this operation's long-lived assets. These long-lived assets consisted of property and equipment.

In March 2005, we announced our intention to close our U.K operation. During the first quarter of 2005 we accrued $100 for severance and related payments. We expect to complete the closure of this facility by the end of the second quarter of 2005. We expect to record additional restructuring accruals during the second quarter of 2005 for additional severance and facility closure costs.

Our restructuring and other costs for the three months ended March 31, 2005 are summarized as follows:
	2004 Workforce Reduction	U.K. Office Closure	Total
Balance - Beginning of period	$ 261	$ -	$ 261
Accruals in the quarter ended March 31, 2005	-	100	100
Severance and other cash payments	(261)	(33)	(294)
Balance - End of period	$ -	$ 67	$ 67

(6)  EMPLOYEE BENEFIT PLANS

Upon the termination of the Temptronic Equity Participation Plan ("EPP") in July 2001, we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. All such profit sharing contributions are at the discretion of management.  Accruals for a profit sharing contribution of $150 were made during the second half of 2004. We funded this obligation through the use of 34,137 treasury shares during the first quarter of 2005. Profit sharing contributions totaling $75 were made during the three months ended March 31, 2005. We expect to fund this obligation through the use of additional treasury shares during the second quarter of 2005.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION (Continued)

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Sunnyvale Corp. in Sunnyvale, California. In the first quarter of 2005, we renamed this operation inTEST Silicon Valley Corporation and relocated it to San Jose, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

As of January 1, 2005 we implemented a new cost allocation structure, the effect of which is to better allocate operating expenses to the appropriate product segment. We have reclassified the amounts shown for the prior period to be consistent with our new cost allocation structure.

	Three Months Ended March 31,
Net revenues from unaffiliated customers	2005	2004
Manipulator/Docking Hardware	$ 5,066	$ 9,961
Temperature Management	4,948	5,146
Tester Interface	1,156	3,095
Intersegment sales	(485)	(1,194)
	$10,685	$17,008
Intersegment sales:
Manipulator/Docking Hardware	$ 3	$ 15
Temperature Management	430	319
Tester Interface	52	860
	$485	$1,194
Earnings (loss) before income taxes:
Corporate	$ (142)	$ (1)
Manipulator/Docking Hardware	(1,156)	710
Temperature Management	103	94
Tester Interface	(1,211)	320
	$(2,406)	$1,123
Net earnings (loss):
Corporate	$ (142)	$ (1)
Manipulator/Docking Hardware	(1,143)	638
Temperature Management	84	41
Tester Interface	(1,211)	320
	$(2,412)	$ 998

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION (Continued)
	Mar. 31, 2005	Dec. 31, 2004
Identifiable assets:
Manipulator/Docking Hardware	$18,306	$19,907
Temperature Management	8,539	8,507
Tester Interface	4,823	4,753
	$31,668	$33,167

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2005	2004
Net revenues from unaffiliated customers:
U.S.	$ 7,112	$13,206
Europe	1,798	2,108
Asia-Pacific	1,775	1,694
	$10,685	$17,008

	Mar. 31, 2005	Dec. 31, 2004
Long-lived assets:
U.S.	$4,381	$3,711
Europe	648	739
Asia-Pacific	92	104
	$5,121	$4,554

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our 2004 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and can significantly impact our results of operations, depending on our ability to react quickly to these shifts in demand. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles.

During both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

Net Revenues and Orders

The following table sets forth for the periods indicated a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Three Months Ended
	March 31,		Dec. 31,
Net revenues from unaffiliated customers	2005	2004	2004
Manipulator/Docking Hardware	$ 5,066	$ 9,961	$ 5,961
Temperature Management	4,948	5,146	5,425
Tester Interface	1,156	3,095	902
Intersegment sales	(485)	(1,194)	(308)
	$10,685	$17,008	$11,980

U.S.	$ 7,112	$13,206	$ 7,641
Europe	1,798	2,108	1,933
Asia-Pacific	1,775	1,694	2,406
	$10,685	$17,008	$11,980

During the first half of 2004, the ATE industry was in a period of expansion that began in the first half of 2003. However, late in the third quarter of 2004, there was a significant weakening in the level of orders in both our manipulator/docking hardware and tester interface product segments as several customers of these two segments either postponed scheduled shipments or canceled orders. This downward trend continued throughout the fourth quarter of 2004. During the first quarter of 2005, the trend in our orders improved with total orders for the quarter increasing to $11.4 million on a consolidated basis compared to $9.3 million for the fourth quarter of 2004, an increase of $2.1 million or 23%. Based on this increase in the level of our orders, we now believe that the fourth quarter of 2004 represented a trough for our orders. During the first quarter of 2005, we saw our order levels in all three product segments increase with the most significant increase in our tester interface product segment, where orders for the quarter totaled $1.7 million, as compared to $244,000 during the fourth quarter of 2004. For our manipulator/docking hardware and temperature management product segments, our orders for the first quarter of 2005 totaled $5.1 million and $4.6 million, respectively, an increase of $189,000 or 4% and $449,000 or 11%, respectively.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

While the trend in our orders improved in the first quarter of 2005, our net revenues continued to decline due to the lower level of orders received in the immediately preceding quarter and the resulting reduced level of backlog as of December 31, 2004. Our consolidated net revenues for the quarter ended March 31, 2005 decreased to $10.7 million from $12.0 million in the fourth quarter of 2004. Although the recent trend in our orders has been positive, we cannot be sure how long this trend will continue or what the rate of increase or decrease in our net revenues or orders will be in future periods.

Backlog

As of March 31, 2005, our backlog of unfilled orders for all products was approximately $6.5 million compared to approximately $5.8 million at December 31, 2004 and approximately $13.9 million at March 31, 2004. The increase in our backlog during the first quarter of 2005 reflects the aforementioned increase in order levels we experienced during the first quarter of 2005. The decrease in our backlog at March 31, 2005 as compared to March 31, 2004 reflects the aforementioned reduction in orders during late 2004 as compared to the same period in 2003.

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

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations during the fourth quarter with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the fluid ATE market. In mid-November, we announced organizational changes and cost structure adjustments that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff.

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

In mid March 2005, we announced our decision to close our U.K. facility. We expect to incur total severance costs ranging from $200,000 to $300,000 as well as costs associated with other contractual obligations (consisting of lease commitments and real estate taxes) ranging from $700,000 to $800,000. We intend to seek a sublessor for the U.K. facility which would offset a portion of our continuing obligations for the facility. Based upon these estimates, the total cost to close our U.K. facility will range from approximately $900,000 to $1.1 million. During the first quarter of 2005 we incurred $100,000 in severance costs as a result of these actions. We expect to incur the balance of the severance costs as well as the aforementioned costs related to other contractual obligations during the second quarter of 2005. We expect the closure of our U.K. facility will reduce our annual operating expense structure by approximately $1.5 million.

We believe our recent reorganization and resultant decentralization will make us a more competitive company positioned to rapidly adapt to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE markets, we will continue to review and evaluate actions that are intended to optimally match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

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

We incurred inventory obsolescence charges of $213,000 and $128,000 for the quarters ended March 31, 2005 and 2004, respectively. The level of inventory obsolescence charges are based upon a variety of factors including changes in demand for our products and new product designs. The charges for the first quarter of 2005 included approximately $164,000 related to the inventory located at our U.K. facility which we are in the process of closing, as previously discussed. This accrual represented a full reserve against all inventory material on hand at the U.K. facility that is not projected to be used in production prior to the planned facility closure at the end of the second quarter of 2005. See also "Critical Accounting Policies".

Product Warranty Charges

We accrue product warranty charges on a quarterly basis based upon our historical claims experience. In addition, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the quarters ended March 31, 2005 and 2004, our product warranty charges were $126,000 and $392,000, or 1.2% and 2.3% of net revenues, respectively. During the first quarter of 2004, we accrued $105,000 in our positioner/docking hardware segment related to product retrofits and other costs associated with one product we sell to an ATE manufacturer. There were no similar charges accrued in the first quarter of 2005.

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

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we sell is impacted by a number of factors, including the amount of intellectual property (such as patents) utilized in the product, the number of units ordered by the customer at one time, or the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The weight of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the resulting gross margin.

The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2005 and 2004, our OEM sales as a percentage of net revenues were 23% and 41%, respectively.

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

Please refer to the section entitled "Risks That Could Affect Future Results" for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

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
	Percentage of Net Revenues Quarters Ended March 31,
	2005	2004
Net revenues	100.0%	100.0%
Cost of revenues	70.6	57.6
Gross margin	29.4	42.4
Selling expense	19.4	15.8
Engineering and product development expense	13.1	9.0
General and administrative expense	18.8	11.0
Restructuring and other charges	0.9	0.0
Operating income (loss)	(22.8)	6.6
Other income	0.4	0.0
Earnings (loss) before income taxes	(22.4)	6.6
Income tax expense (benefit)	0.1	0.7
Net earnings (loss)	(22.5)%	5.9%

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net Revenues. Net revenues were $10.7 million for the quarter ended March 31, 2005 compared to $17.0 million for the same period in 2004, a decrease of $6.3 million or 37%. In the first quarter of 2005, the net revenues of our manipulator/docking hardware, temperature management and tester interface segments decreased $4.9 million or 49%, $198,000 or 4% and $1.9 million or 63%, respectively, over the comparable prior period. We believe the decrease in our net revenues reflects the aforementioned weaker cyclical demand that began in the third quarter of 2004 and continued into 2005 compared to the stronger demand experienced in the first half of 2004. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers that began in the third quarter of 2004 and continued into the first quarter of 2005. We believe that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

During the quarter ended March 31, 2005, our net revenues from customers in the U.S. and Europe decreased 46% and 15%, respectively, over the comparable prior period. The smaller percentage decline for our European customers was partly the result of the significant appreciation of the Euro against the U.S. dollar that has occurred since the first quarter of 2004. When adjusted to eliminate the effect of the change in exchange rates, the percentage decline in the net revenues from our European customers for the first quarter of 2005 was 21%. The other factor impacting the smaller percentage decline in our European sales was the fact that the net revenues from the unaffiliated customers of our Intestlogic subsidiary located in Germany increased over the comparable prior period. We believe the increase in the net revenues of our German subsidiary in the first quarter of 2005 over the comparable prior period reflect the strong customer acceptance of the products manufactured in this subsidiary. During the quarter ended March 31, 2005, our net revenues from customers in Asia-Pacific increased 5%. This primarily reflects an increase in sales of third party products by our Japanese subsidiary.

Gross Margin. Gross margin was 29% for the first quarter of 2005 as compared to 42% for the same period in 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels in the first quarter of 2005 as compared to the same period in 2004. As a percentage of net revenues, our fixed operating costs were 26% and 16% for the quarters ended March 31, 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs increased $82,000 during the first quarter of 2005 as compared to the same period in 2004. This increase primarily represented higher insurance premiums and was partially offset by minor decreases in various other manufacturing expense categories. Our component material costs were relatively unchanged at 38% of net revenues for both the first quarter of 2005 and 2004. Our inventory obsolescence charges totaled $213,000 for the first quarter of 2005 as compared to $128,000 for the same period in 2004. The increase was driven by the aforementioned $164,000 charge related to the inventory at our U.K. operation. Finally, while the absolute dollar value of direct labor decreased by $61,000, as a percentage of net revenues direct labor increased to 4% for the first quarter of 2005 as compared to 3% for the same period in 2004.

Selling Expense. Selling expense was $2.1 million for the first quarter of 2005 compared to $2.7 million for the same period in 2004, a decrease of $619,000 or 23%. We attribute the decrease primarily to decreased warranty expense as well as lower levels of sales commissions. To a lesser extent, there were decreases in salary and benefits expense, travel and freight. The $265,000 reduction in warranty expense reflects both the lower sales levels as well as the fact that the first quarter of 2004 included a charge of $105,000 related to product retrofits and other costs associated with one product we sold to an ATE manufacturer. There were no similar charges in the first quarter of 2005. The decrease in sales commission expense of $127,000 was primarily due to the significantly lower net revenue levels. The reductions in travel and freight expense reflect both the decreased business activity in the first quarter of 2005 compared to the same period in 2004 as well as our cost containment initiatives implemented late in 2004. The reduction in salary and benefits expense reflects the aforementioned cost containment initiatives.

Engineering and Product Development Expense. Engineering and product development expense was $1.4 million for the first quarter of 2005 compared to $1.5 million for the comparable prior period, a decrease of $133,000 or 9%. We attribute the decrease primarily to a $152,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. Also contributing to the decrease, but to a lesser extent , was a reduction in travel costs. These decreases were partially offset by increases in expenditures for product development materials and third-party consultants.

General and Administrative Expense. General and administrative expense was $2.0 million for the first quarter of 2005 compared to $1.9 million for the same period in 2004, an increase of $140,000 or 8%. We attribute the increase primarily to increases in salary and benefits expense, other compensation expenses and expenses incurred in relocating our tester interface operation to a new facility. The $123,000 increase in salary and benefits expense was primarily the result of hiring additional staff. In addition, we recorded $67,000 of long-term incentive compensation during the first quarter of 2005 related to grants of restricted stock made in November 2004. These increases were partially offset by a decrease in accruals for profit-related bonuses and lower costs incurred related to data processing.

Restructuring and Other Charges. Restructuring and other charges were $100,000 for the first quarter of 2005; there were no comparable expenses incurred during the first quarter of 2004. The restructuring and other charges recorded during the first quarter of 2005 consisted of severance costs resulting from our decision to close our U.K. facility.

Other Income. Other income was $39,000 for the first quarter of 2005 compared to $6,000 for the comparable period in 2004, an increase of $33,000. The increase in other income was primarily due to a decrease in our foreign exchange transaction losses.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense. Income tax expense was $6,000 for the first quarter of 2005 compared to $125,000 for the same period in 2004. Our effective tax rate was 0% for the first quarter of 2005 compared to 11% for the same period in 2004. Due to our history of operating losses, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. Our income tax expense for both the first quarter of 2005 and the same period in 2004 primarily represents the foreign income tax expense related to the earnings of certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Liquidity and Capital Resources

Net cash used in operations for the quarter ended March 31, 2005 was $1.1 million compared to net cash provided by operations of $1.2 million for the same period in 2004. The shift to cash used in operations for the first quarter of 2005 from cash provided by operations for the same period in 2004 was primarily the result of our $2.4 million operating loss in the first quarter of 2005 as compared to operating income of $1.1 million for the same period in 2004. During the quarter ended March 31, 2005, accounts receivable increased $248,000 due to an increase in average days sales outstanding caused by changes in customer payment patterns. Inventories decreased $577,000. Accounts payable increased $603,000 over the amount at December 31, 2004 due to the timing of the payment of invoices. Accrued expenses decreased $181,000 from December 31, 2004 due to the payment of previously accrued expenses as well as the reduced level of business in the first quarter of 2005.

Purchases of property and equipment were $1.1 million for the quarter ended March 31, 2005, and were comprised of $212,000 of purchases we paid for directly and $885,000 of purchases paid for by a third-party. The purchases of property and equipment we paid for directly consisted of $81,000 primarily for furniture and equipment for our tester interface division's new facility in San Jose, California, $59,000 primarily for leasehold improvements for our Cherry Hill facility, and $51,000 primarily for demonstration equipment for our Temptronic facility. The balance of purchases was for equipment for our foreign subsidiaries. The leasehold improvements for our Cherry Hill facility relate primarily to the relocation of our machine shop from its current location to the main facility.

The purchases that were paid for by a third-party, which totaled $885,000, represent tenant improvements made at our tester interface division's new facility in San Jose, CA, which we occupied during the first quarter of 2005. These tenant improvements were paid for by the landlord based upon the terms of our lease agreement. At the same time that we capitalized these assets, we recorded a liability in the same amount for deferred rent which will be amortized on a straight line basis over the lease term and recorded as a reduction of rent expense.

We have no commitments for capital expenditures for the balance of 2005, however, depending upon changes in market demand, we will make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the quarter ended March 31, 2005 was $860,000, which represents payments made under capital lease obligations of $25,000 netted against the aforementioned $885,000 in deferred rent resulting from landlord provided tenant improvements.

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

We believe that our existing cash balances plus the anticipated cash to be provided by operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, during the second half of 2004 we entered a cyclical downturn in our industry and experienced a significant decline in our orders and sales activity. During the first quarter of 2005, the decline in our sales activity continued, although our orders increased over the level of the prior quarter. We currently believe that the fourth quarter of 2004 represented a trough for our orders. However, as with prior cycles, we cannot be certain what the rate of increase or decrease in our net revenues or orders will be in future periods. If we have entered the next upturn, as we believe, and should this upturn be more rapid then we expect, or if the upturn should falter and the industry enters another downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Action (the "AJCA") was signed into law and the AJCA contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the second quarter of 2005. The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that the U.S. federal tax losses have been fully absorbed. We will continue to apply the rules under the extraterritorial income exclusion under the AJCA transition rules in 2005 and 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are planning to adopt this standard on January 1, 2006, as required. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2005, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2004 Report on Form
10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 33% and 25% of consolidated net revenues for the three months ended March 31, 2005 and 2004, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net revenues denominated in foreign currencies were 26% and 11% of consolidated net revenues for the three months ended March 31, 2005 and 2004, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Net revenues derived from sales to the Asia-Pacific region were 17% and 10% of consolidated net revenues for the three months ended March 31, 2005 and 2004, respectively. Countries in the Asia-Pacific region, including Japan, have experienced economic instability resulting in weaknesses in their currency, banking and equity markets. Continued economic instability could have a material adverse effect on demand for our products and our consolidated results of operations.

Risks That Could Affect Future Results

A number of the matters and subject areas discussed in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report that are not historical or current facts deal with potential future circumstances and developments. These forward-looking statements typically can be identified by the use of terminology such as "believes," expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially from those expressed in any such forward-looking statements. In addition to other factors described elsewhere in this report, our actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by factors, including, without limitation: the highly cyclical nature of the semiconductor industry; dependence upon capital expenditures of semiconductor manufacturers; changes in our customers' purchasing patterns; developments and trends in the semiconductor and ATE industries; changes in general economic, business and financial market conditions; future acquisitions and our ability to successfully integrate the businesses, technologies or products that we may acquire; costs and capital requirements associated with future acquisitions and integration of operations; the impairment of goodwill related to prior or future acquisitions; increased competition and potential loss of market share due to the expiration of patent rights; the loss of, or reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory and obsolescence due to changes in demand for our products; product warranty expense related to product retrofits and other product replacements driven by the prototype nature of much of our business; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to retain key personnel whose salaries have been reduced; strain on our management, employees and other resources due to significant fluctuations in our net revenues; the ability to effectively reduce and control operating costs and successfully restructure our operations to reduce our break-even point; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of management time and the expenses of various professionals retained to assist us with compliance with new securities regulations; changes in financial accounting standards; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the SEC, including our 2004 Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our U.K. operation, approximately 60% of our sales are in U.S. dollars or Euros and the corresponding inventory purchases to support these sales are in British pounds. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in British pounds and Singapore dollars. In our Japanese operation, 100% of our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. In our other German operation, a portion of our sales are occasionally in U.S. dollars but all of our manufacturing costs are in Euros. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the

inTEST CORPORATION

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the British pound, the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. We purchase forward exchange rate contracts on a monthly basis in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of March 31, 2005, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of March 31, 2005, we had cash and cash equivalents of $6.3 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the quarter ended March 31, 2005 would have decreased by less than $18,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Quarterly Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4 contains information concerning the evaluations of our disclosure controls and procedures that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Our Disclosure Controls and Procedures. The SEC requires that as of the end of the quarter covered by this Report, our CEO and CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

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

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, despite the limitations noted above, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the disclosure controls and procedures were met.

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

inTEST Corporation
Date:	May 16, 2005	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 16, 2005	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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