Form 10-Q
period 2005-06-30
INTEST CORP
filed 2005-08-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2005:

9,097,069

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and six months ended June 30, 2005 and 2004	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2005	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements	6 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24 - 25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Securities Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		26
Index to Exhibits		27

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                       2005       2004
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 5,357    $ 7,686
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $152 and $159, respectively                   7,992      6,771
  Inventories                                                          8,722      9,401
  Refundable domestic income taxes                                        29        728
  Prepaid expenses and other current assets                              442        844
     Total current assets                                             22,542     25,430

Property and equipment:
  Machinery and equipment                                             11,387     12,021
  Leasehold improvements                                               3,371      3,154
                                                                      14,758     15,175
  Less: accumulated depreciation                                     (10,161)   (10,621)
     Net property and equipment                                        4,597      4,554

Other assets                                                             391        451
Goodwill                                                               2,109      2,318
Intangible assets, net                                                   346        414
     Total assets                                                    $29,985    $33,167
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,063    $ 2,102
  Accrued wages and benefits                                           1,275      1,456
  Accrued warranty                                                     1,033      1,216
  Accrued sales commissions                                              465        501
  Accrued restructuring and other charges                                241        261
  Other accrued expenses                                               1,113        893
  Domestic and foreign income taxes payable                              266        467
  Capital lease obligations                                              101        106
  Deferred rent                                                          118          -
     Total current liabilities                                         7,675      7,002
Capital lease obligations, net of current portion                          -         47
Deferred rent, net of current portion                                    688          -
     Total liabilities                                                 8,363      7,049

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,300,164 issued                                                     93         93
  Additional paid-in capital                                          24,612     24,716
  (Accumulated deficit) retained earnings                               (542)     3,663
  Accumulated other comprehensive income                                 402      1,049
  Deferred stock compensation                                           (942)    (1,081)
  Treasury stock, at cost; 323,756 and 375,648 shares, respectively   (2,001)    (2,322)
     Total stockholders' equity                                       21,622     26,118
     Total liabilities and stockholders' equity                      $29,985    $33,167
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2005      2004        2005      2004
                                               --------  --------    --------  --------
Net revenues                                   $12,155    $22,714    $22,840    $39,722
Cost of revenues                                 7,937     12,298     15,485     22,095
                                               -------    -------    -------    -------
      Gross margin                               4,218     10,416      7,355     17,627
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,406      3,347      4,479      6,039
   Engineering and product development
     expense                                     1,532      1,723      2,936      3,260
   General and administrative expense            1,973      2,209      3,978      4,074
   Restructuring and other charges                 320          -        420          -
                                               -------    -------    -------    -------
      Total operating expenses                   6,231      7,279     11,813     13,373
                                               -------    -------    -------    -------
Operating income (loss)                         (2,013)     3,137     (4,458)     4,254
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                 100         25        123         49
   Interest expense                                 (2)        (2)        (5)        (5)
   Other                                             3         25         22         10
                                               -------    -------    -------    -------
      Total other income                           101         48        140         54
                                               -------    -------    -------    -------
Earnings (loss) before income taxes             (1,912)     3,185     (4,318)     4,308
Income tax expense (benefit)                      (119)       680       (113)       805
                                               -------    -------    -------    -------
      Net earnings (loss)                      $(1,793)   $ 2,505    $(4,205)   $ 3,503
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                  $(0.21)     $0.30     $(0.48)     $0.42

Weighted average common shares
 outstanding-basic                           8,745,042  8,362,857  8,733,687  8,362,791

Net earnings (loss) per common
 share - diluted                                $(0.21)     $0.29     $(0.48)     $0.40

Weighted average common and common
 share equivalents outstanding-diluted       8,745,042  8,703,903  8,733,687  8,713,671

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                           2005       2004      2005      2004
                                          -------    -------   -------   ------

Net earnings (loss)                       $(1,793)    $2,505   $(4,205)  $3,503

Foreign currency translation adjustments     (351)      (140)     (647)     (86)
                                          -------     ------   -------   ------

Comprehensive earnings (loss)             $(2,144)    $2,365   $(4,852)  $3,417
                                          =======     ======   =======   ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                         (Accumulated  Accumulated
                                   Common Stock   Addt'l    Deficit)     Other        Deferred                Total
                                ---------------- Paid-In    Retained  Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount Capital    Earnings     Income     Compensation   Stock     Equity
                                --------- ------ -------- ----------- ------------- ------------ -------- -------------

Balance, December 31, 2004      9,300,164  $  93  $24,716   $ 3,663      $1,049       $(1,081)   $(2,322)     $26,118

Net loss                                -      -        -    (4,205)          -             -          -       (4,205)

Other comprehensive loss                -      -        -         -        (647)            -          -         (647)

Deferred stock compensation
  related to issuance of
  restricted stock                  5,000      -       16         -           -           (16)         -            -

Amortization of deferred
  stock compensation                    -      -        -         -           -           131          -          131

Elimination of deferred
  stock compensation related
  to unvested restricted stock     (5,000)     -      (24)        -           -            24          -            -
  forfeited

Issuance of 51,892 shares of
  treasury stock to satisfy
  profit sharing liability              -      -      (96)        -           -             -        321          225
                                ---------  -----  -------   -------      ------       -------    -------      -------

Balance, June 30, 2005          9,300,164  $  93  $24,612   $  (542)     $  402       $  (942)   $(2,001)     $21,622
                                =========  =====  =======   =======      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2005       2004
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(4,205)   $ 3,503
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,019      1,028
    Foreign exchange loss                                                   57         51
    Deferred compensation relating to stock options                        131          -
    (Gain) loss on disposal of fixed assets                                 (8)       120
    Proceeds from sale of fixed assets                                     172         40
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (1,446)    (5,749)
      Inventories                                                          576     (2,443)
      Refundable domestic income taxes                                     699         22
      Prepaid expenses and other current assets                            388        122
      Other assets                                                          32        (36)
      Accounts payable                                                     995      2,893
      Accrued wages and benefits                                            65        869
      Accrued warranty                                                    (166)      (320)
      Accrued sales commissions                                            (33)       373
      Accrued restructuring and other charges                               (9)         -
      Other accrued expenses                                               236        378
      Domestic and foreign income taxes payable                           (183)       689
      Deferred rent                                                        (48)         -
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (1,728)     1,540
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,247)      (892)
                                                                       -------    -------
Net cash used in investing activities                                   (1,247)      (892)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements       854          -
  Repayment of capital lease obligations                                   (52)       (48)
  Proceeds from stock options exercised                                      -          4
                                                                       -------    -------
Net cash provided by (used in) financing activities                        802        (44)
                                                                       -------    -------
Effects of exchange rates on cash                                         (156)       (61)
                                                                       -------    -------
Net cash provided by (used in) all activities                           (2,329)       543
Cash and cash equivalents at beginning of period                         7,686      5,116
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 5,357    $ 5,659
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unvested restricted stock awards forfeited                             $    24    $     -
                                                                       =======    =======
Restricted stock awards granted                                        $    16    $     -
                                                                       =======    =======
Issuance of 51,892 shares of treasury stock to
  satisfy profit sharing liability                                     $   225    $     -
                                                                       =======    =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (636)   $    91
  Interest                                                                   2          5

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

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore. During the quarter ended June 30, 2005, we closed our U.K. manufacturing operation and opened a branch office in the U.K. which will provide customer support to this region. See Note 5 for further discussion.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including long-lived assets, goodwill, inventory, deferred income tax valuation allowances and product warranty reserves, are particularly affected by estimates.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria, that identifies material that has not been used in a work order during the prior twelve months and the excess quantity of material on hand that is greater than the average annual usage of that

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

material over the prior three years. In addition, in certain cases, additional charges for excess and obsolete inventory are recorded based upon facts that would not give rise to a charge under the objective excess and obsolete inventory criteria including amounts necessary based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred inventory excess and obsolete inventory charges of $467 and $676 for the six months ended June 30, 2005 and 2004, respectively.

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

Goodwill at both June 30, 2005 and December 31, 2004 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the six months ended June 30, 2005:
Balance - Beginning of period	$2,318
Impact of foreign currency translation	(209)
Balance - End of period	$2,109

As of June 30, 2005 and December 31, 2004, definite life intangibles totaled $346 and $414, net of accumulated amortization of $131 and $120, respectively. The net book value of these intangibles includes $43 of unfavorable impact related to currency during 2005. These definite life intangibles are the result of our acquisition of Intestlogic GmbH (formerly known as Intelogic Technologies GmbH) which we completed in October 2002. They are being amortized using the straight-line method over ten years. These definite life intangible assets are technology based and include patented technology. They are allocated to the manipulator/docking hardware segment. Amortization expense for the six months ended June 30, 2005 and 2004 was $25 and $24, respectively. Estimated annual amortization expense for each of the next five years is $50.

Product Warranties

We accrue product warranty charges quarterly based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. Warranty expense for the six months ended June 30, 2005 and 2004 was $261 and $884, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2005:
Balance - Beginning of period	$1,216
Payments made under product warranty	(444)
Accruals for product warranties issued	261
Balance - End of period	$1,033

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Sales of our products are made through our sales employees, third-party sales representatives and distributors. There are no differences in revenue recognition policies based on the sales channel. We do not provide our customers with rights of return or exchanges. Revenue is generally recognized upon product shipment. Our sales agreements do not typically contain any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer. To the extent that any sales agreements contain customer-specific acceptance criteria, revenue recognition is deferred until customer acceptance.

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

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive. The table below sets forth for the periods indicated a reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding - diluted and the average number of employee stock options and their respective weighted average exercise prices that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding -- basic	8,745,042	8,362,857	8,733,687	8,362,791
Potentially dilutive securities:
Employee stock options	-	341,046	-	350,880
Weighted average common shares outstanding -- diluted	8,745,042	8,703,903	8,733,687	8,713,671

Average number of employee stock options excluded from calculation	925,312	164,078	925,889	98,508
Weighted average exercise price of excluded options	$2.91	$6.10	$2.92	$6.17

Stock-Based Compensation

At June 30, 2005, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2004 Form 10-K. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fourth quarter of 2004, we began granting shares of restricted stock to certain directors, officers and key employees. As of June 30, 2005, we had granted a total of 230,000 shares of restricted stock, net of forfeitures of unvested shares. The fair value of these shares at the date of grant was recorded as deferred stock compensation in the consolidated financial statements. These shares vest over fours years (twenty-five percent on each anniversary date). Net compensation expense recognized related to these shares during the first six months of 2005 was $131.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$(1,793)	$2,505	$(4,205)	$3,503
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects (1)	64	-	131	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(122)	(118)	(249)	(211)
Pro forma net earnings (loss)	$(1,851)	$2,387	$(4,323)	$3,292

Net earnings (loss) per share:
Basic - as reported	$(0.21)	$0.30	$(0.48)	$0.42
Basic - pro forma	$(0.21)	$0.29	$(0.49)	$0.39
Diluted - as reported	$(0.21)	$0.29	$(0.48)	$0.40
Diluted - pro forma _____________________	$(0.21)	$0.27	$(0.49)	$0.38

(1) Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock compensation expense.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. AJCA contains many tax provisions that may affect us over the next several years as those provisions become effective. AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in AJCA. During the second quarter of 2005, we completed our evaluation and determined that we would not benefit from the repatriation provisions provided by AJCA. Although AJCA also provides a special tax deduction related to our qualified production activity income, we will not benefit from this provision until our U.S. federal income tax loss carryforwards have been fully absorbed. AJCA's transitional rules applicable to the extraterritorial income exclusion regime will apply to us through 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are planning to adopt this standard on January 1, 2006, as required. We currently expect that our adoption of this standard will affect our operating results in a manner that is similar to our current proforma disclosures under SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3)   INVENTORIES

Inventories held at June 30, 2005 and December 31, 2004 were comprised of the following:
	June 30, 2005	Dec. 31, 2004
Raw materials	$6,922	$7,488
Work in process	423	289
Consigned inventory	577	541
Finished goods	800	1,083
	$8,722	$9,401

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

During the first half of 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. During the first half of 2005 we also recorded this amount as deferred rent. Amortization of deferred rent for the six months ended June 30, 2005 was $49.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)   RESTRUCTURING AND OTHER COSTS

During the fourth quarter of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the fluid ATE market. In mid November 2004, we announced organization changes and cost structure adjustments (the "2004 Workforce Reduction"). In mid March 2005, we announced our decision to close our U.K. operations (the "UK Operation Closure").

2004 Workforce Reduction

In the quarter ended December 31, 2004, we accrued $527 for severance and related costs resulting from the termination of 43 domestic and 2 foreign employees. Of this amount, $266 was paid during the fourth quarter of 2004 and $261 remained accrued as of December 31, 2004. The severance and related costs were comprised of $383 in our Manipulator/Docking Hardware segment, $100 in our Temperature Management segment and $44 in our Tester Interface segment.

U.K. Operation Closure

In March 2005, we announced our intention to close our U.K operation. During the quarter ended March 31, 2005, we accrued $100 for severance and related costs. We closed this operation during the quarter ended June 30, 2005 and we accrued additional restructuring costs of $320 which consisted of $134 in severance and related costs and $186 for lease termination costs. The $241 accrual remaining at June 30, 2005 relates primarily to estimated lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. However, at June 30, 2005, we had not sub-leased this facility. Our U.K. operation is included in our Manipulator/Docking Hardware segment.

Our restructuring and other costs for the six months ended June 30, 2005 are summarized as follows:
	2004 Workforce Reduction	U.K. Operation Closure	Total
Balance - December 31, 2004	$ 261	$ -	$ 261
Accruals in the six months ended June 30, 2005	-	420	420
Severance and other cash payments	(261)	(179)	(440)
Balance - June 30, 2005	$ -	$ 241	$ 241

(6)  EMPLOYEE BENEFIT PLANS

Upon the termination of the Temptronic Equity Participation Plan ("EPP") in July 2001, we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date and will be allocated to Temptronic employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. All such profit sharing contributions are at the discretion of management.  Accruals for a profit sharing contribution of $150 were made during the second half of 2004. We funded this obligation through the use of 34,137 treasury shares during the first quarter of 2005. Profit sharing contributions totaling $150 were made during the six months ended June 30, 2005. We funded $75 of this obligation through the use of 17,755 treasury shares during the second quarter of 2005 and expect to fund the balance of this obligation through the use of additional treasury shares during the third quarter of 2005.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.) (which was closed during the second quarter of 2005 as discussed more fully in Notes 1 and 5), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as inTEST GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley in San Jose, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.

As of January 1, 2005, we implemented a new cost allocation structure, the effect of which is to better allocate operating expenses to the appropriate product segment. We have reclassified the amounts shown for the prior period to be consistent with our new cost allocation structure.

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers	2005	2004	2005	2004
Manipulator/Docking Hardware	$ 4,996	$12,243	$10,062	$22,204
Temperature Management	5,444	5,910	10,392	11,056
Tester Interface	2,292	5,505	3,448	8,600
Intersegment sales	(577)	(944)	(1,062)	(2,138)
	$12,155	$22,714	$22,840	$39,722
Intersegment sales:
Manipulator/Docking Hardware	$ (3)	$ 44	$ -	$ 59
Temperature Management	499	468	929	787
Tester Interface	81	432	133	1,292
	$577	$944	$1,062	$2,138
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(1,115)	$1,531	$(2,271)	$2,241
Temperature Management	92	140	195	234
Tester Interface	(773)	1,514	(1,984)	1,834
Corporate	(116)	-	(258)	(1)
	$(1,912)	$3,185	$(4,318)	$4,308
Net earnings (loss):
Manipulator/Docking Hardware	$(1,074)	$1,191	$(2,217)	$1,829
Temperature Management	132	81	216	122
Tester Interface	(735)	1,233	(1,946)	1,553
Corporate	(116)	-	(258)	(1)
	$(1,793)	$2,505	$(4,205)	$3,503

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION
	June 30, 2005	Dec. 31, 2004
Identifiable assets:
Manipulator/Docking Hardware	$16,535	$19,907
Temperature Management	8,503	8,507
Tester Interface	4,947	4,753
	$29,985	$33,167

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues from unaffiliated customers:
U.S.	$ 9,137	$17,823	$16,249	$31,029
Europe	1,151	1,877	2,949	3,985
Asia-Pacific	1,867	3,014	3,642	4,708
	$12,155	$22,714	$22,840	$39,722

			June 30, 2005	Dec. 31, 2004
Long-lived assets:
U.S.			$4,291	$3,711
Europe			228	739
Asia-Pacific			78	104
			$4,597	$4,554

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

During both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

Net Revenues and Orders

The following table sets forth for the periods indicated a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers	2005	2004	2005	2005	2004
Manipulator/Docking Hardware	$ 4,996	$12,243	$ 5,066	$10,062	$22,204
Temperature Management	5,444	5,910	4,948	10,392	11,056
Tester Interface	2,292	5,505	1,156	3,448	8,600
Intersegment sales	(577)	(944)	(485)	(1,062)	(2,138)
	$12,155	$22,714	$10,685	$22,840	$39,722

U.S.	$ 9,137	$17,823	$ 7,112	$16,249	$31,029
Europe	1,151	1,877	1,798	2,949	3,985
Asia-Pacific	1,867	3,014	1,775	3,642	4,708
	$12,155	$22,714	$10,685	$22,840	$39,722

During the first half of 2004, the ATE industry was in a period of expansion that began in the first half of 2003. However, late in the third quarter of 2004, there was a significant weakening in the level of orders in both our manipulator/docking hardware and tester interface product segments as several customers of these two segments either postponed scheduled shipments or canceled orders. This downward trend continued throughout the fourth quarter of 2004. During the first half of 2005, the trend in our orders improved and we have now experienced two quarters of sequential growth in our orders. Total orders for the quarter ended June 30, 2005 increased to $12.2 million on a consolidated basis as compared to $11.4 million for the first quarter of 2005 and $9.3 million for the fourth quarter of 2004. Based on this increase in the level of our orders, we now believe that the fourth quarter of 2004 represented a trough for our orders.

The positive trend we experienced in our orders in the first half of 2005 resulted in an increase in our net revenues for the quarter ended June 30, 2005 as compared to the first quarter of 2005. Total net revenues for the second quarter of 2005 were $12.1 million as compared to $10.7 million for the first quarter of the year, a $1.5 million or 14% increase. Although the recent trend in our orders has been positive, we cannot be sure how long this trend will continue or what the rate of increase or decrease in our orders or net revenues will be in future periods.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Backlog

As of June 30, 2005, our backlog of unfilled orders for all products was approximately $6.6 million compared to $6.5 million at March 31, 2005, $5.8 million at December 31, 2004 and $16.2 million at June 30, 2004. The increase in our backlog during the first half of 2005 reflects the aforementioned increase in order levels we experienced during the first half of 2005. The significant decrease in our backlog at June 30, 2005 as compared to June 30, 2004 reflects the aforementioned reduction in orders during late 2004, when we were entering a down cycle.

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

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In November, we announced organizational changes and cost structure adjustments (the "2004 Workforce Reduction") that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff. In March 2005, we announced our intention to close our U.K. manufacturing operation (the "U.K. Operation Closure").

As a part of the 2004 Workforce Reduction, we eliminated four executive-level positions, reduced approximately 18% of our domestic personnel, and made certain salary and benefit adjustments. During the fourth quarter of 2004, we incurred severance costs of approximately $527,000 related to these actions. The annualized cost benefit of these actions was estimated to be approximately $4.5 million; however, we may not realize all of these benefits if we need to increase staffing to meet increasing demand or if we determine that earnings in future periods warrant restoration of all or a portion of salaries and/or benefits for our staff.

In connection with the U.K. Operation Closure, we incurred $100,000 in severance costs during the first quarter of 2005, and we incurred $320,000 of restructuring charges consisting of severance and related costs of $134,000 and lease termination costs of $186,000 during the second quarter of 2005. As of June 30, 2005 we had closed this facility and opened a branch office in the U.K. which will provide customer support to this region. The $241,000 accrual remaining at June 30, 2005 relates primarily to lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. At June 30, 2005, we had not sub-leased this facility. We expect the closure of our U.K. manufacturing operation will reduce our annual operating expense structure by approximately $1.4 million net of the costs associated with the branch office we have opened. We expect to see the benefit of these cost reductions beginning in the third quarter of 2005.

We believe our recent reorganization and decentralization will make us a more competitive company and position us to rapidly adapt to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE markets, we intend to continue reviewing and evaluating actions that could better match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria, that identifies material that has not been used in a work order during the prior twelve months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional excess and obsolete inventory charges are recorded based upon facts that would not give rise to a charge under the objective excess and obsolete inventory criteria including amounts necessary based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. See also "Critical Accounting Policies".

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Product Warranty Charges

We incurred charges for excess and obsolete inventory of $467,000 and $676,000 for the six months ended June 30, 2005 and 2004, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. The charges for the first half of 2005 included approximately $173,000 related to the remaining inventory located at our U.K. manufacturing operation which was closed as of June 30, 2005, as previously discussed. See also "Critical Accounting Policies".

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the six months ended June 30, 2005 and 2004, our product warranty charges were $261,000 and $884,000, or 1.1% and 2.2% of net revenues, respectively. During the first half of 2004, we accrued $463,000 in our positioner/docking hardware segment related to product retrofits and other costs associated with one product we sold to an ATE manufacturer. There were no similar known product warranty issues for which we needed to accrue additional product warranty charges in the first half of 2005.

The level of our product warranty charges both, in absolute dollars and as a percentage of net revenues, is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies".

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we sell can be affected by a number of factors, including the amount of intellectual property (such as patents) utilized in the product, the number of units ordered by the customer at one time, or the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The significance of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the gross margin we can earn on each product.

The mix of products we sell in any period is ultimately determined by our customers' needs and can change significantly from period to period. Our consolidated gross margin can be significantly affected in any given period by a change in the mix of products sold in that period.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2005 and 2004, our OEM sales as a percentage of net revenues were 23% and 43%, respectively.

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management systems results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent quarters we have begun to market our temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries are usually less cyclical than the ATE industry.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Please refer to the section entitled "Risks That Could Affect Future Results" for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.3	54.1	67.8	55.6
Gross margin	34.7	45.9	32.2	44.4
Selling expense	19.8	14.7	19.6	15.2
Engineering and product development expense	12.6	7.6	12.9	8.2
General and administrative expense	16.2	9.8	17.4	10.3
Restructuring and other charges	2.7	0.0	1.8	0.0
Operating income (loss)	(16.6)	13.8	(19.5)	10.7
Other income	0.8	0.2	0.6	0.1
Earnings (loss) before income taxes	(15.8)	14.0	(18.9)	10.8
Income tax expense (benefit)	(1.0)	3.0	(0.5)	2.0
Net earnings (loss)	(14.8)%	11.0%	(18.4)%	8.8%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net Revenues. Net revenues were $12.1 million for the quarter ended June 30, 2005 compared to $22.7 million for the same period in 2004, a decrease of $10.6 million or 47%. In the second quarter of 2005, the net revenues of our manipulator/docking hardware, temperature management and tester interface segments decreased $7.2 million or 59%, $466,000 or 8% and $3.2 million or 58%, respectively, over the comparable period in 2004. We believe the significant decrease in our net revenues reflects the aforementioned weaker cyclical demand early in 2005 as compared to the stronger demand experienced in the first half of 2004. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers that began in the third quarter of 2004 and continued into the first half of 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

During the quarter ended June 30, 2005, our net revenues from customers in the U.S., Europe and Asia decreased 49%, 39% and 38%, respectively, over the comparable prior period. The smaller percentage decline for our European customers reflects in part the fact that sales of temperature management products represent a higher percentage of our total European sales than they do of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the weakened demand in the industry. In addition, the lower percentage decline in sales to European customers can be attributed to a lower percentage decline over this period in the sales of our Intestlogic operation in Rosenheim, Germany which is a part of our manipulator/docking hardware product segment. We believe the lower percentage decline in the net revenues of this subsidiary in the second quarter of 2005 over the comparable prior period reflects the strong

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

customer acceptance of the products manufactured by this subsidiary. The smaller percentage decline for our customers in Asia primarily reflects a smaller percentage decline in the sales of our subsidiary in Singapore, in part due to stronger sales of temperature management products during the second quarter of 2005 as compared to the same period in 2004, as well as stronger demand from certain southeast Asian regional customers supported by this operation.

Gross Margin. Gross margin was 35% for the second quarter of 2005 as compared to 46% for the same period in 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels in the second quarter of 2005 as compared to the same period in 2004. As a percentage of net revenues, our fixed operating costs were 21% and 13% for the quarters ended June 30, 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs decreased $250,000 during the second quarter of 2005 as compared to the same period in 2004. This decrease was primarily due to lower salary and benefits expense as a result of the cost containment initiatives we put into place during late 2004 and early 2005. This decrease was partially offset by a reduction in the utilization rates of our internal machine shop operations in both our Cherry Hill, New Jersey and our San Jose, California facilities. Our component material costs were 38% for the quarter ended June 30, 2005 as compared to 37% for the comparable period in 2004. We attribute the increase primarily to product and customer mix. Our excess and obsolete inventory charges totaled $255,000 for the second quarter of 2005 as compared to $548,000 for the same period in 2004, or 2% of net revenues in each period. The charges in 2004 included approximately $272,000 for excess quantities on hand related to one particular product we sold to an ATE manufacturer where we believed that the inventory on hand at that time was significantly greater than the demand we would experience over the next year. Finally, while the absolute dollar value of direct labor decreased by $128,000, direct labor as a percentage of net revenues increased to 4% for the second quarter of 2005 as compared to 3% for the same period in 2004.

Selling Expense. Selling expense was $2.4 million for the second quarter of 2005 compared to $3.3 million for the same period in 2004, a decrease of $941,000 or 28%. We attribute the decrease primarily to a decrease in sales commissions as well as decreased warranty expense. To a lesser extent, salary and benefits expense, freight, advertising and travel expenses also decreased. Sales commissions decreased $358,000 primarily due to the significantly lower net revenue levels. Warranty expense decreased $358,000 due to both the lower sales levels as well as the fact that the second quarter of 2004 included charges related to product retrofits and other costs associated with one product we sold to an ATE manufacturer. There were no similar charges in the second quarter of 2005. The reduction in salary and benefits expense reflects cost containment initiatives implemented late in 2004. The reductions in freight, advertising and travel reflect both the decreased business activity in the second quarter of 2005 compared to the same period in 2004 as well as the aforementioned cost containment initiatives.

Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the second quarter of 2005 compared to $1.7 million for the comparable prior period, a decrease of $191,000 or 11%. We attribute the decrease primarily to a $375,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. This decrease was partially offset by a $263,000 increase in the use of third party consultants by our tester interface product segment related to specific product development projects that are nearing completion.

General and Administrative Expense. General and administrative expense was $2.0 million for the second quarter of 2005 compared to $2.2 million for the same period in 2004, a decrease of $236,000 or 11%. We attribute the decrease primarily to a $223,000 reduction in accruals for officer and employee bonuses. In 2005, no profit related bonuses have been accrued as our cumulative results for the year are a net loss. Also contributing to the reduced level of general and administrative expense was a decrease in travel expense during the second quarter of 2005 as compared to the same period in 2004. During the second quarter of 2004, we incurred higher levels of travel related to the implementation of a new company-wide ERP system and preparation for compliance with new securities regulations. The second quarter of 2005 was not affected as greatly by such factors, in large part due to the fact that our new company-wide ERP system implementation has been completed. These decreases were partially offset by the recording of $64,000 of long-term incentive compensation expense during the second quarter of 2005 related to grants of restricted stock, as well as increased levels of professional fees related to audit and tax services.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Restructuring and Other Charges. Restructuring and other charges were $320,000 for the second quarter of 2005; there were no comparable expenses incurred during the second quarter of 2004. The restructuring and other charges recorded during the second quarter of 2005 consisted of $134,000 in severance and related costs and $186,000 in facility closure costs resulting from the closure of our U.K. manufacturing operation.

Other Income. Other income was $101,000 for the second quarter of 2005 compared to $48,000 for the comparable period in 2004, an increase of $53,000. The increase in other income was primarily due to an increase in interest income as a result of receiving $79,000 in interest related to a domestic income tax refund we received during the second quarter of 2005. This increase was partially offset by higher foreign exchange losses experienced during the second quarter of 2005 as compared to the same period in 2004.

Income Tax Expense (Benefit). For the quarter ended June 30, 2005, we recorded an income tax benefit of $119,000 compared to income tax expense of $680,000 for the same period in 2004. Our effective tax rate was (6)% for the second quarter of 2005 compared to 21% for the same period in 2004. As of both June 30, 2005 and 2004, due to our history of operating losses, we have a full valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax benefit recorded during the second quarter of 2005 is comprised of a $191,000 tax benefit related to a domestic income tax refund we received during the quarter. This amount was offset by $72,000 of foreign income tax expense on the earnings of certain of our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. As of June 30, 2004, our estimate was that our consolidated effective income tax rate for 2004 would be approximately 19%. Accordingly, we recorded $680,000 of income tax expense during the second quarter of 2004 which brought our consolidated effective tax rate on our year-to-date results as of June 30, 2004 to 19%.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Revenues. Net revenues were $22.8 million for the six months ended June 30, 2005 compared to $39.7 million for the same period in 2004, a decrease of $16.9 million or 43%. For the first six months of 2005, the net revenues of our manipulator/docking hardware, temperature management and tester interface segments decreased $12.1 million or 55%, $664,000 or 6% and $5.2 million or 60%, respectively, over the comparable period in 2004. We believe the decrease in our net revenues reflects the aforementioned weaker cyclical demand in our industry. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers that began in the third quarter of 2004 and continued into the first half of 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

During the six months ended June 30, 2005, our net revenues from customers in the U.S., Europe and Asia decreased 48%, 26% and 23%, respectively, over the comparable period in 2004. The smaller percentage decline for our European customers was partly the result of the significant appreciation of the Euro against the U.S. dollar that has occurred since the first quarter of 2004. When adjusted to eliminate the effect of the change in exchange rates, the percentage decline in the net revenues from our European customers for the first six months of 2005 was 30%. In addition, the smaller percentage decline for our European customers reflects the fact that sales of temperature management products represent a higher percentage of our total European sales than they do of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the weakened demand in the industry. In addition, the lower percentage decline in sales to European customers can be attributed to a lower percentage decline over this period in the sales of our Intestlogic operation in Rosenheim, Germany. We believe the lower percentage decline in the net revenues of this subsidiary in the first six months of 2005 over the comparable prior period reflects the strong customer acceptance of the products manufactured by this subsidiary. The smaller percentage decline for our customers in Asia primarily reflects an increase in sales of third party products by our Japanese subsidiary during the first half of 2005 as compared to the same period in 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin was 32% for the six months ended June 30, 2005 as compared to 44% for the same period in 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels in the first half of 2005 as compared to the same period in 2004. As a percentage of net revenues, our fixed operating costs were 24% and 14% for the six months ended June 30, 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs decreased $169,000 during the first half of 2005 as compared to the same period in 2004. This decrease was primarily due to lower salary and benefits expense as a result of the cost containment initiatives we put into place during late 2004 and early 2005. This decrease was partially offset by a reduction in the utilization rates of our internal machine shop operations in both our Cherry Hill, New Jersey and our San Jose, California facilities, as well as an increase in our insurance premiums. Our component material costs were 38% for the six months ended June 30, 2005 as compared to 37% for the comparable period in 2004. We attribute the increase primarily to product and customer mix. Our excess and obsolete inventory charges totaled $467,000 for the first six months of 2005 as compared to $676,000 for the same period in 2004, or 2% of net revenues in each period. The charges in 2004 included approximately $272,000 for excess quantities on hand related to one particular product we sold to an ATE manufacturer where we believed that the inventory on hand at that time was significantly greater than the demand we would experience over the next year. Finally, while the absolute dollar value of direct labor decreased by $189,000, as a percentage of net revenues direct labor increased to 4% for the first six months of 2005 as compared to 3% for the same period in 2004.

Selling Expense. Selling expense was $4.5 million for the six months ended June 30, 2005 compared to $6.0 million for the same period in 2004, a decrease of $1.6 million or 26%. We attribute the decrease primarily to a $623,000 decrease in product warranty costs in our positioner/docking hardware segment, as well as lower levels of commission expense. The decrease in product warranty costs is due in part to the fact that the first six months of 2004 included charges related to product retrofits and other costs associated with one product we sold to an ATE manufacturer. There were no similar charges in the first six months of 2005. The decrease in commission expense of $485,000 was primarily due to the significantly lower net revenue levels. To a lesser extent, decreases in salary and benefits expense, travel expenses, freight and advertising also contributed to the decreased selling expense. The decreases in these expense categories reflect both the aforementioned cost containment initiatives as well as decreased business activity.

Engineering and Product Development Expense. Engineering and product development expense was $2.9 million for the six months ended June 30, 2005 compared to $3.3 million for the same period in 2004, a decrease of $324,000 or 10%. We attribute the decrease primarily to a $527,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. This decrease was partially offset by a $291,000 increase in the use of third party consultants by our tester interface product segment related to specific product development projects that are nearing completion.

General and Administrative Expense. General and administrative expense was $4.0 million for the six months ended June 30, 2005 compared to $4.1 million for the same period in 2004, a decrease of $96,000 or 2%. We attribute the decrease primarily to a $313,000 reduction in accruals for officer and employee bonuses. In 2005, no profit related bonuses have been accrued as our cumulative results for the year are a net loss. To a lesser extent, decreases in travel and data processing costs during the first six months of 2005 as compared to the same period in 2004 also contributed to the reduced level of general and administrative expense. As previously discussed, during 2004, we implemented a new company-wide ERP system. The implementation process required significant additional travel and use of third party consultants to complete. The system implementation was completed in 2004; therefore, no charges associated with this process were recorded in 2005. These decreases were partially offset by the recording of $131,000 of long-term incentive compensation expense during the first six months of 2005 related to grants of restricted stock. In addition, professional fees associated with our audit and tax services and preparation for compliance with new securities regulations increased $91,000 for the first six months of 2005 as compared to the same period in 2004.

Restructuring and Other Charges. Restructuring and other charges were $420,000 for the six months ended June 30, 2005; there were no comparable expenses incurred during same period in 2004. The restructuring and other charges recorded during the first six months of 2005 consisted of $234,000 in severance and related costs and $186,000 in lease termination costs resulting from the closure of our U.K. manufacturing operation.

Other Income. Other income was $140,000 for the six months ended June 30, 2005 compared to $54,000 for the same period in 2004, an increase of $86,000. The increase in other income was primarily due to the aforementioned receipt of $79,000 in interest related to a domestic income tax refund we received during the second quarter of 2005.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense (Benefit). Income tax benefit was $113,000 for the six months ended June 30, 2005 compared to income tax expense of $805,000 for the same period in 2004. Our effective tax rate for the first half of 2005 was (3)% compared to 19% for the same period in 2004. As of both June 30, 2005 and 2004, due to our history of operating losses, we have a full valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax benefit recorded during the first six months of 2005 is comprised of a $191,000 tax benefit related to a domestic income tax refund we received during the second quarter. This amount was offset by $78,000 of foreign income tax expense on the earnings of certain of our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. As of June 30, 2004, our estimate was that our consolidated effective income tax rate for 2004 would be approximately 19%. Accordingly, we recorded $805,000 of income tax expense which represented 19% of our consolidated pre-tax earnings for the first half of 2004.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2005 was $1.7 million compared to net cash provided by operations of $1.5 million for the same period in 2004. The shift to cash used in operations for the first six months of 2005 from cash provided by operations for the same period in 2004 was primarily the result of our $4.2 million operating loss in the first half of 2005 as compared to operating income of $3.5 million for the same period in 2004. During the six months ended June 30, 2005, accounts receivable increased $1.4 million due primarily to the increase in sales in the second quarter of 2005. Inventories decreased $576,000 which also reflects the increased sales activity experienced during the first half of 2005. Refundable domestic income taxes decreased $699,000 as a result of receiving Federal and state refunds during the second quarter of 2005. Prepaid expenses and other current assets decreased $388,000 primarily as a result of amortization of insurance premiums. Accounts payable increased $995,000 over the amount at December 31, 2004 due primarily to the timing of the payment of invoices. Total accrued expenses increased $93,000 during the first six months of 2005; however, certain components of accrued expenses, such as other accrued expenses and accrued warranty, had more significant changes. Other accrued expenses increased $236,000 during 2005, primarily as a result of higher levels of professional fees as well as an increase in accrued rent related to the lease on our new San Jose facility. The increase in other accrued expenses was partially offset by a $166,000 reduction in accrued warranty, due to the aforementioned decline in product warranty accruals during the first six months of 2005.

Purchases of property and equipment were $1.2 million for the six months ended June 30, 2005, and were comprised of $393,000 of purchases we paid for directly and $854,000 of purchases paid for by our landlord. The purchases of property and equipment we paid for directly consisted of $146,000 primarily for furniture and equipment for our tester interface division's new facility in San Jose, California, $106,000 primarily for leasehold improvements for our Cherry Hill facility, and $109,000 primarily for a combination of demonstration equipment and other equipment used in production for our Temptronic facility. The balance of purchases was for equipment for our foreign subsidiaries. The leasehold improvements for our Cherry Hill facility relate primarily to the relocation of our machine shop from its current location to the main facility.

The purchases that were paid for by a third-party, which totaled $854,000, represent tenant improvements made at our tester interface division's new facility in San Jose, CA, which we occupied during the first quarter of 2005. These tenant improvements were paid for by the landlord based upon the terms of our lease agreement. At the same time that we capitalized these assets, we recorded a liability in the same amount for deferred rent which will be amortized on a straight line basis over the lease term and recorded as a reduction of rent expense.

We have no significant commitments for capital expenditures for the balance of 2005, however, depending upon changes in market demand, we will make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the six months ended June 30, 2005 was $802,000, which represented payments made under capital lease obligations of $52,000 netted against the aforementioned $854,000 in deferred rent resulting from landlord provided tenant improvements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

As a result of the operating losses we experienced during the fourth quarter of 2004 and the first six months of 2005, our cash balances have declined to $5.4 million at June 30, 2005 from $7.0 million at September 30, 2004. During this same period, our trade accounts and notes receivable have declined to $8.0 million from $12.0 million.

We believe that our existing cash balances plus the anticipated cash to be provided by operations will be sufficient to satisfy our cash requirements for the foreseeable future. However, we cannot be certain what the rate of increase or decrease in our net revenues or orders will be in future periods. If, as we believe, we have entered the next upturn and should the upturn be more rapid then we expect, or if the upturn should falter and the industry enters another downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs. Consequently, we have begun discussions with several financial institutions about obtaining an increased credit facility of $5 million. We cannot be certain that such a facility will be available or on what terms such a facility would be offered.

New Accounting Pronouncements

On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. AJCA contains many tax provisions that may affect us over the next several years as those provisions become effective. AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in AJCA. During the second quarter of 2005, we completed our evaluation and determined that we would not benefit from the repatriation provisions provided by AJCA. Although AJCA also provides a special tax deduction related to our qualified production activity income, we will not benefit from this provision until our U.S. federal income tax loss carryforwards have been fully absorbed. AJCA's transitional rules applicable to the extraterritorial income exclusion regime will apply to us through 2006.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, which is the result of FASB's efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are planning to adopt this standard on January 1, 2006, as required. We currently expect that our adoption of this standard will affect our operating results in a manner that is similar to our current proforma disclosures under SFAS No. 123.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2005, there have been no significant changes to the accounting policies that we have deemed critical. Our critical accounting policies are more fully described in our 2004 Report on Form 10-K, however, we have clarified the disclosure of our critical accounting policies with respect to inventories in this Report.

International Operations

Net revenues generated by our foreign subsidiaries were 31% and 22% of consolidated net revenues for the six months ended June 30, 2005 and 2004, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, weaknesses in the banking and equity markets of foreign countries, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 20% and 10% of consolidated net revenues for the six months ended June 30, 2005 and 2004, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk Management

We are exposed to currency exchange rate risk in the normal course of our business, primarily in our foreign operations. Our exposure results from the fact that some or all of the product sales at these operations are in one currency and inventory purchases are in another currency. In our Singapore operation, 100% of our sales are in U.S. dollars but some of our manufacturing costs are in Singapore dollars. In our Japanese operation, 100% of our sales are in Japanese yen and inventory purchases are in U.S. dollars. In one of our German operations, our sales are in Euros while inventory purchases are in U.S. dollars. In our other German operation, a portion of our sales are occasionally in U.S. dollars but all of our manufacturing costs are in Euros. From time to time we employ risk management strategies, including the use of forward exchange rate contracts, to manage our exposure to exchange rate risks involving the yen, and may, in the future, use forward exchange rate contracts to manage our exposure to exchange rate risks involving the Singapore dollar or the Euro.

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. From time to time, we purchase forward exchange rate contracts in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of June 30, 2005, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of June 30, 2005, we had cash and cash equivalents of $5.4 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2005 would have decreased by less than $33,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Quarterly Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4 contains information concerning the evaluations of our disclosure controls and procedures that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics addressed therein.

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

Item 4.  CONTROLS AND PROCEDURES (Continued)

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a system of controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

inTEST Corporation
Date:	August 15, 2005	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 15, 2005	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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