Form 10-Q
period 2005-09-30
INTEST CORP
filed 2005-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

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
YES ___    NO  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2005:

9,135,778

inTEST CORPORATION

INDEX

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       2005       2004
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 6,724    $ 7,686
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $231 and $159, respectively                  10,162      6,771
  Inventories                                                          7,137      9,401
  Refundable domestic income taxes                                        29        728
  Prepaid expenses and other current assets                              820        844
     Total current assets                                             24,872     25,430

Property and equipment:
  Machinery and equipment                                              9,707     12,021
  Leasehold improvements                                               3,371      3,154
                                                                      13,078     15,175
  Less: accumulated depreciation                                      (8,834)   (10,621)
     Net property and equipment                                        4,244      4,554

Other assets                                                             316        451
Goodwill                                                               2,440      2,318
Intangible assets, net                                                   332        414
     Total assets                                                    $32,204    $33,167
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 4,207    $ 2,102
  Accrued wages and benefits                                           1,473      1,456
  Accrued warranty                                                       945      1,216
  Accrued sales commissions                                              626        501
  Accrued restructuring and other charges                                133        261
  Other accrued expenses                                               1,179        893
  Domestic and foreign income taxes payable                              280        467
  Capital lease obligations                                               50        106
  Deferred rent                                                          118          -
     Total current liabilities                                         9,011      7,002
Capital lease obligations, net of current portion                         25         47
Deferred rent, net of current portion                                    658          -
     Total liabilities                                                 9,694      7,049

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,410,205 and 9,300,164 shares issued, respectively                  94         93
  Additional paid-in capital                                          24,962     24,716
  (Accumulated deficit) retained earnings                               (149)     3,663
  Accumulated other comprehensive income                                 346      1,049
  Deferred stock compensation                                           (870)    (1,081)
  Treasury stock, at cost; 303,095 and 375,648 shares, respectively   (1,873)    (2,322)
     Total stockholders' equity                                       22,510     26,118
     Total liabilities and stockholders' equity                      $32,204    $33,167
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                  September 30,        September 30,
                                               ------------------    ------------------
                                                 2005      2004        2005      2004
                                               --------  --------    --------  --------
Net revenues                                   $16,448    $19,509    $39,288    $59,231
Cost of revenues                                 9,979     11,726     25,464     33,821
                                               -------    -------    -------    -------
      Gross margin                               6,469      7,783     13,824     25,410
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,545      3,213      7,024      9,252
   Engineering and product development
     expense                                     1,522      1,689      4,458      4,949
   General and administrative expense            1,912      2,060      5,890      6,134
   Restructuring and other charges                  28          -        448          -
                                               -------    -------    -------    -------
      Total operating expenses                   6,007      6,962     17,820     20,335
                                               -------    -------    -------    -------
Operating income (loss)                            462        821     (3,996)     5,075
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  27         16        150         65
   Interest expense                                 (6)        (1)       (11)        (6)
   Other                                            33         21         55         31
                                               -------    -------    -------    -------
      Total other income                            54         36        194         90
                                               -------    -------    -------    -------
Earnings (loss) before income taxes                516        857     (3,802)     5,165
Income tax expense (benefit)                       123       (384)        10        421
                                               -------    -------    -------    -------
      Net earnings (loss)                      $   393    $ 1,241    $(3,812)   $ 4,744
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                   $0.05      $0.15     $(0.44)     $0.56

Weighted average common shares
 outstanding-basic                           8,823,979  8,500,225  8,764,115  8,408,937

Net earnings (loss) per common
 share - diluted                                 $0.04      $0.14     $(0.44)     $0.54

Weighted average common and common
 share equivalents outstanding-diluted       8,911,672  8,902,440  8,764,115  8,777,053

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                          ------------------   -----------------
                                           2005       2004      2005       2004
                                          -------    -------   -------    ------

Net earnings (loss)                         $393      $1,241   $(3,812)   $4,744

Foreign currency translation adjustments     (56)        103      (703)       17
                                            ----      ------   -------    ------

Comprehensive earnings (loss)               $337      $1,344   $(4,515)   $4,761
                                            ====      ======   =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                         (Accumulated  Accumulated
                                   Common Stock   Addt'l    Deficit)     Other        Deferred                Total
                                ---------------- Paid-In    Retained  Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount Capital    Earnings     Income     Compensation   Stock     Equity
                                --------- ------ -------- ----------- ------------- ------------ -------- -------------

Balance, December 31, 2004      9,300,164  $  93  $24,716   $ 3,663      $1,049       $(1,081)   $(2,322)     $26,118

Net loss                                -      -        -    (3,812)          -             -          -       (3,812)

Other comprehensive loss                -      -        -         -        (703)            -          -         (703)

Deferred stock compensation
  related to issuance of
  restricted stock                  5,000      -       16         -           -           (16)         -            -

Amortization of deferred
  stock compensation                    -      -        -         -           -           203          -          203

Elimination of deferred
  stock compensation related
  to unvested restricted stock     (5,000)     -      (24)        -           -            24          -            -
  forfeited

Stock options exercised            13,400      -       44         -           -             -          -           44

Release of shares from escrow
  in connection with acquisition
  of Intestlogic                   96,641      1      359         -           -             -          -          360

Issuance of 72,553 shares of
  treasury stock to satisfy
  profit sharing liability              -      -     (149)        -           -             -        449          300
                                ---------  -----  -------   -------      ------       -------    -------      -------

Balance, September 30, 2005     9,410,205  $  94  $24,962   $  (149)     $  346       $  (870)   $(1,873)     $22,510
                                =========  =====  =======   =======      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       ------------------
                                                                         2005       2004
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(3,812)   $ 4,744
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,463      1,563
    Foreign exchange loss                                                   54         67
    Deferred compensation relating to stock options                        204          -
    Issuance of treasury stock to satisfy profit sharing liability         300          -
    (Gain) loss on disposal of fixed assets                                 (7)       120
    Proceeds from sale of demonstration equipment, net of gain              10         70
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (3,689)    (2,901)
      Inventories                                                        2,159     (3,179)
      Refundable domestic income taxes                                     699         22
      Prepaid expenses and other current assets                              5       (228)
      Other assets                                                         102        (87)
      Accounts payable                                                   2,215      1,288
      Accrued wages and benefits                                            42        830
      Accrued warranty                                                    (255)       (46)
      Accrued sales commissions                                            133        143
      Accrued restructuring and other charges                             (123)         -
      Other accrued expenses                                               309        172
      Domestic and foreign income taxes payable                           (163)       232
      Deferred rent                                                        (79)         -
                                                                       -------    -------
Net cash provided by (used in) operating activities                       (433)     2,810
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,337)    (1,569)
  Proceeds from sale of property and equipment                             163          -
                                                                       -------    -------
Net cash used in investing activities                                   (1,174)    (1,569)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements       854          -
  Repayment of capital lease obligations                                   (78)       (72)
  Proceeds from stock options exercised                                     44        696
                                                                       -------    -------
Net cash provided by financing activities                                  820        624
                                                                       -------    -------
Effects of exchange rates on cash                                         (175)       (28)
                                                                       -------    -------
Net cash provided by (used in) all activities                             (962)     1,837
Cash and cash equivalents at beginning of period                         7,686      5,116
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 6,724    $ 6,953
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unvested restricted stock awards forfeited                             $    24    $     -
                                                                       =======    =======
Restricted stock awards granted                                        $    16    $     -
                                                                       =======    =======
Release of contingent shares related to prior acquisition              $   360    $   756
                                                                       =======    =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (529)   $   168
  Interest                                                                  11          6

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria, that identifies material that has not been used in a work order during the prior twelve months and the excess quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In addition, in certain cases, additional charges for excess and obsolete inventory are recorded based upon facts that would not give rise to a charge under the objective excess and obsolete inventory criteria including amounts necessary based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $559 and $446 for the quarters ended September 30, 2005 and 2004, respectively, and $1,026 and $1,121 for the nine months ended September 30, 2005 and 2004, respectively.

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

Goodwill at both September 30, 2005 and December 31, 2004 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2005:
Balance - Beginning of period	$2,318
Goodwill recorded during the year	360
Impact of foreign currency translation	(238)
Balance - End of period	$2,440

As of September 30, 2005 and December 31, 2004, definite life intangibles totaled $332 and $414, net of accumulated amortization of $142 and $120, respectively. The net book value of these intangibles reflects $46 of unfavorable impact related to currency during 2005. These definite life intangibles are the result of our acquisition of Intestlogic GmbH (formerly known as Intelogic Technologies GmbH) which we completed in October 2002. They are being amortized using the straight-line method over ten years. These definite life intangible assets are technology based and include patented technology. They are allocated to the manipulator/docking hardware segment. Amortization expense for the nine months ended September 30, 2005 and 2004 was $37 and $36, respectively. Estimated annual amortization expense for each of the next five years is $50.

Product Warranties

We accrue product warranty charges quarterly based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. Warranty expense for the quarters ended September 30, 2005 and 2004 was $164 and $642, respectively. Warranty expense for the nine months ended September 30, 2005 and 2004 was $425 and $1,526, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2005:
Balance - Beginning of period	$1,216
Payments made under product warranty	(696)
Accruals for product warranties issued	425
Balance - End of period	$ 945

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value when the liability for such costs is incurred. The three main components of the restructuring plans we implemented in 2004 and 2005 (as more fully discussed in Footnote 5) are related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Weighted average common shares outstanding -- basic	8,823,979	8,500,225	8,764,115	8,408,937
Potentially dilutive securities:
Employee stock options	87,693	402,215	-	368,116
Weighted average common shares outstanding -- diluted	8,911,672	8,902,440	8,764,115	8,777,053

Average number of employee stock options excluded from calculation	465,625	-	772,467	65,673
Weighted average exercise price of excluded options	$2.66	-	$2.86	$6.17

Stock-Based Compensation

At September 30, 2005, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2004 Form 10-K. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the fourth quarter of 2004, we began granting shares of restricted stock to certain directors, officers and key employees. As of September 30, 2005, we had granted a total of 230,000 shares of restricted stock, net of forfeitures of unvested shares. The fair value of these shares at the date of grant was recorded as deferred stock compensation in the consolidated financial statements. These shares vest over fours years (twenty-five percent on each anniversary date). Net compensation expense recognized related to these shares during the first nine months of 2005 was $203.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net earnings (loss), as reported	$ 393	$1,241	$(3,812)	$4,744
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects (1)	72	-	203	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(102)	(128)	(351)	(339)
Pro forma net earnings (loss)	$ (363)	$1,113	$(3,960)	$4,405

Net earnings (loss) per share:
Basic - as reported	$0.05	$0.15	$(0.44)	$0.56
Basic - pro forma	$0.04	$0.13	$(0.45)	$0.52
Diluted - as reported	$0.04	$0.14	$(0.44)	$0.54
Diluted - pro forma _____________________	$0.04	$0.12	$(0.45)	$0.50

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are required to adopt this standard on January 1, 2006. We currently expect that our adoption of this standard will affect our operating results in a manner that is similar to our current proforma disclosures under SFAS No. 123.

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

(3)   INVENTORIES

Inventories held at September 30, 2005 and December 31, 2004 were comprised of the following:
	Sept. 30, 2005	Dec. 31, 2004
Raw materials	$5,468	$7,488
Work in process	184	289
Consigned inventory	535	541
Finished goods	950	1,083
	$7,137	$9,401

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

During the first nine months of 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We also recorded this amount as deferred rent. Amortization of deferred rent for the nine months ended September 30, 2005 was $79.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)   RESTRUCTURING AND OTHER COSTS

During the fourth quarter of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the fluid ATE market. In mid-November 2004, we announced organization changes and cost structure adjustments (the "2004 Workforce Reduction"). In mid-March 2005, we announced our decision to close our U.K. operations (the "UK Operation Closure"). In late July 2005, we made certain cost structure adjustments at our facility in San Jose, California (the "California Workforce Reduction").

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

U.K. Operation Closure

In March 2005, we announced our intention to close our U.K operation. We closed this operation during the quarter ended June 30, 2005. During the nine months ended September 30, 2005, we accrued $234 for severance and related costs and $179 for lease termination costs. The $133 accrual remaining at September 30, 2005 relates primarily to estimated lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. However, at September 30, 2005, we had not sub-leased this facility. Our U.K. operation is included in our Manipulator/Docking Hardware segment.

California Workforce Reduction

In the quarter ended September 30, 2005 we accrued $35 for severance and related costs resulting from the termination of six employees at our facility in San Jose, California. This entire amount was paid out during the third quarter of 2005. Our facility in San Jose is the headquarters for our tester interface product segment.

Our restructuring and other costs for the nine months ended September 30, 2005 are summarized as follows:
	2004 Workforce Reduction	U.K. Operation Closure	California Workforce Reduction	Total
Balance - December 31, 2004	$261	$ -	$ -	$ 261
Accruals in the nine months ended September 30, 2005	-	413	35	448
Severance and other cash payments	(261)	(280)	(35)	(576)
Balance - September 30, 2005	$ -	$133	$ -	$ 133

(6)  EMPLOYEE BENEFIT PLANS

Upon the termination of the Temptronic Equity Participation Plan ("EPP") in July 2001, we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date and will be allocated to Temptronic employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. All such profit sharing contributions are at the discretion of management.  Accruals for a profit sharing contribution of $150 were made during the second half of 2004. We funded this obligation through the use of 34,137 treasury shares during the first quarter of 2005. Profit sharing contributions totaling $225 were made during the nine months ended September 30, 2005. We funded $150 of this obligation through the use of 38,416 treasury shares during the second and third quarters of 2005 and expect to fund the balance of this obligation through the use of additional treasury shares during the fourth quarter of 2005.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.) (which was closed during the second quarter of 2005 as discussed more fully in Note 5), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley in San Jose, California. Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers	2005	2004	2005	2004
Manipulator/Docking Hardware	$10,265	$10,249	$20,327	$32,453
Temperature Management	5,039	6,100	15,431	17,156
Tester Interface	1,772	4,014	5,220	12,614
Intersegment sales	(628)	(854)	(1,690)	(2,992)
	$16,448	$19,509	$39,288	$59,231
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 15	$ -	$ 74
Temperature Management	521	592	1,450	1,379
Tester Interface	107	247	240	1,539
	$ 628	$ 854	$1,690	$2,992
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$1,234	$324	$(1,037)	$2,565
Temperature Management	90	134	285	368
Tester Interface	(633)	399	(2,617)	2,233
Corporate	(175)	-	(433)	(1)
	$ 516	$857	$(3,802)	$5,165
Net earnings (loss):
Manipulator/Docking Hardware	$1,128	$ 462	$(1,089)	$2,291
Temperature Management	73	99	289	221
Tester Interface	(633)	680	(2,579)	2,233
Corporate	(175)	-	(433)	(1)
	$ 393	$1,241	$(3,812)	$4,744

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  SEGMENT INFORMATION (Continued)
	Sept. 30, 2005	Dec. 31, 2004
Identifiable assets:
Manipulator/Docking Hardware	$19,294	$19,907
Temperature Management	8,166	8,507
Tester Interface	4,744	4,753
	$32,204	$33,167

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net revenues from unaffiliated customers:
U.S.	$11,422	$15,453	$27,671	$46,482
Europe	1,605	1,425	4,554	5,410
Asia-Pacific	3,421	2,631	7,063	7,339
	$16,448	$19,509	$39,288	$59,231

			Sept. 30, 2005	Dec. 31, 2004
Long-lived assets:
U.S.			$3,924	$3,711
Europe			257	739
Asia-Pacific			63	104
			$4,244	$4,554

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our 2004 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and can significantly impact our results of operations, depending on our ability to react quickly to these shifts in demand. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers	2005	2004	2005	2005	2004
Manipulator/Docking Hardware	$10,265	$10,249	$ 4,996	$20,327	$32,453
Temperature Management	5,039	6,100	5,444	15,431	17,156
Tester Interface	1,772	4,014	2,292	5,220	12,614
Intersegment sales	(628)	(854)	(577)	(1,690)	(2,992)
	$16,448	$19,509	$12,155	$39,288	$59,231

U.S.	$11,422	$15,453	$ 9,137	$27,671	$46,482
Europe	1,605	1,425	1,151	4,554	5,410
Asia-Pacific	3,421	2,631	1,867	7,063	7,339
	$16,448	$19,509	$12,155	$39,288	$59,231

Our consolidated net revenues for the quarter ended September 30, 2005 totaled $16.4 million, a $4.3 million, or 35%, increase as compared to the quarter ended June 30, 2005. As compared to the same quarter in 2004, however, sales for the third quarter of 2005 decreased by $3.1 million or 16%. The lower net revenues in the third quarter of 2005 as compared to the same period in 2004 reflect that, during the first half of 2004, the ATE industry was in a period of expansion. However, late in the third quarter of 2004 this period of expansion ended and we saw a downward trend in orders which continued throughout the balance of 2004. During 2005, the trend in our orders improved and we have now experienced three quarters of sequential growth in our orders. The positive trend we experienced in our orders in the first nine months of 2005 resulted in sequential quarterly growth in our net revenues over this same time period as reflected in the table above. However, our quarterly net revenues still have not reached the level we experienced in the third quarter of 2004 which we now believe to be the peak of the last up cycle in the ATE industry.

Total orders for the quarter ended September 30, 2005 increased to $16.7 million on a consolidated basis as compared to $12.2 million for the second quarter of 2005 and $11.4 million for the first quarter of 2005. Although we have experienced sequential quarterly growth in our orders during 2005, total orders for our products for the nine months ended September 30, 2005 were $40.3 million as compared to $54.2 million for the same period in 2004, a $13.8 million or 26% decrease. Even though the recent trend in our orders has been positive, we cannot be sure how long this trend will continue or what the rate of increase or decrease in our orders or net revenues will be in future periods. In fact, while the level of our consolidated net revenues for the

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

third quarter of 2005 was higher than we had originally projected, based on discussions with our customers, we believe that the higher than expected revenue was due in part to certain customers' programs being accelerated which resulted in demand being pulled in from future quarters. Therefore, although the level of our orders continued to increase during the third quarter of 2005, we currently do not expect the sequential quarterly growth in our orders and net revenues to continue into the fourth quarter of 2005.

Backlog

As of September 30, 2005, our backlog of unfilled orders for all products was approximately $6.8 million compared to $6.6 million at June 30, 2005 and $8.7 million at September 30, 2004. The increase in our backlog as compared to June 30, 2005 reflects the aforementioned increase in orders during the third quarter of 2005, which was offset by higher net revenue levels during this same period. The decrease in our backlog at September 30, 2005 as compared to September 30, 2004 reflects the significance of the aforementioned reduction in demand we have experienced that began during late 2004.

Our backlog includes customer purchase orders that we have accepted, substantially all of which we expect to deliver in the fourth quarter of 2005 or the first quarter of 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In November, we announced organizational changes and cost structure adjustments (the "2004 Workforce Reduction") that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff. In March 2005, we announced our intention to close our U.K. manufacturing operation (the "U.K. Operation Closure"). In late July 2005, we made certain cost structure adjustments at our facility in San Jose, California (the "California Workforce Reduction").

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

As a part of the U.K. Operation Closure, we shut down our manufacturing facility and opened a branch office in the U.K. that will provide customer support to this region. During the first nine months of 2005 we incurred $234,000 in severance and related costs and $179,000 in lease termination costs related to these actions. The $133,000 accrual remaining at September 30, 2005 relates primarily to lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. At September 30, 2005, we had not sub-leased this facility. We expect the closure of our U.K. manufacturing operation will reduce our annual operating expense structure by approximately $1.4 million net of the costs associated with the branch office we have opened. We began to see the benefit of these cost reductions during the third quarter of 2005.

During the third quarter of 2005, we reduced staff in our tester interface product segment located in San Jose, California. We incurred $35,000 in severance costs related to this action. The annualized cost benefit of this action is estimated to be $272,000, which we expect to see the full benefit of during the fourth quarter of 2005.

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

We incurred charges for excess and obsolete inventory of $1.0 million and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. The charges for the first half of 2005 included approximately $173,000 related to the remaining inventory located at our U.K. manufacturing operation which was closed as of June 30, 2005, as previously discussed. See also "Critical Accounting Policies".

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the nine months ended September 30, 2005 and 2004, our product warranty charges were $425,000 and $1.5 million, or 1.1% and 2.6% of net revenues, respectively. During the first nine months of 2004, we accrued $513,000 in our positioner/docking hardware segment related to product retrofits and other costs associated with several products we sold to three ATE manufacturers. In addition, during the third quarter of 2004 we recorded charges of approximately $200,000 as a result of negative trends in our historical claims experience. There were no similar known product retrofit warranty issues for which we needed to accrue additional specific product warranty charges in the first nine months of 2005.

The level of our product warranty charges, both in absolute dollars and as a percentage of net revenues, is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies".

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2005 and 2004, our OEM sales as a percentage of net revenues were 22% and 42%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.7	60.1	64.8	57.1
Gross margin	39.3	39.9	35.2	42.9
Selling expense	15.5	16.5	17.9	15.6
Engineering and product development expense	9.2	8.7	11.4	8.4
General and administrative expense	11.6	10.6	15.0	10.4
Restructuring and other charges	0.2	0.0	1.1	0.0
Operating income (loss)	2.8	4.2	(10.2)	8.6
Other income	0.3	0.2	0.5	0.1
Earnings (loss) before income taxes	3.1	4.4	(9.7)	8.7
Income tax expense (benefit)	0.7	(2.0)	0.0	0.7
Net earnings (loss)	2.4%	6.4%	(9.7)%	8.0%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net Revenues. Net revenues were $16.4 million for the quarter ended September 30, 2005 compared to $19.5 million for the same period in 2004, a decrease of $3.1 million or 16%. In the third quarter of 2005, the net revenues of our manipulator/ docking hardware segment were relatively unchanged, while the net revenues of our temperature management and tester interface segments decreased $1.1 million or 17% and $2.2 million or 56%, respectively, over the comparable period in 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

In our manipulator/docking hardware product segment, the net revenues from unaffiliated customers of our Japanese subsidiary and our Intestlogic operation in Rosenheim, Germany increased $779,000 or 257% and $1.3 million or 229%, respectively. These increases offset decreases in the net revenues of the remaining foreign and domestic operations included in this product segment. We attribute the significant increase in the net revenues of our Japanese subsidiary to demand from one customer for certain third party products we sell through this division. We believe the significant increase in the net revenues of our Intestlogic operation reflects strong customer acceptance of the products manufactured by this subsidiary. We believe the significant decreases in the net revenues of our temperature management and tester interface product segments as well as in the remaining operations included in our manipulator/docking hardware segment reflect the aforementioned weaker cyclical demand in the third quarter of 2005 as compared to the stronger demand experienced in the same period in 2004. We believe the larger percentage decrease in our tester interface segment reflects the decreased production requirements of our customers that began in late 2004 and has continued into 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

During the quarter ended September 30, 2005, our net revenues from customers in the U.S. decreased 26% while our net revenues from customers in Europe and Asia increased 13% and 30%, respectively, over the comparable prior quarter. The decline in net revenues from U.S. customers reflects the aforementioned decline in demand that began in late 2004 and has continued into 2005. The increases in net revenues from customers in Europe and Asia primarily reflect the increases at our Intestlogic operation and our Japanese subsidiary, as previously discussed.

Gross Margin. Gross margin was 39% for the third quarter of 2005 as compared to 40% for the same period in 2004. The decline in gross margin was primarily the result of an increase in our component material costs as a percentage of net revenues. Our component material costs were 40% for the quarter ended September 30, 2005 compared to 38% for the same period in 2004. We attribute this increase primarily to product and customer mix. Also contributing to the increase, but to a lesser extent, was an increase in excess and obsolete inventory charges. For the quarter ended September 30, 2005 we recorded excess and obsolete inventory charges of $559,000, or 3% of net revenues, as compared to $446,000, or 2% of net revenues, for the same period in 2004. These increases were partially offset by decreases in fixed operating costs and direct labor. In absolute dollar terms, fixed operating costs and direct labor decreased $776,000 and $235,000, respectively, for the third quarter of 2005 over the comparable prior period. As a percentage of net revenues, direct labor was relatively unchanged at 3%, while our fixed operating costs were 14% and 16% of net revenues for the quarters ended September 30, 2005 and 2004, respectively. We attribute these decreases primarily to the various cost structure and organizational changes we have implemented since late 2004.

Selling Expense. Selling expense was $2.5 million for the third quarter of 2005 compared to $3.2 million for the same period in 2004, a decrease of $668,000 or 21%. We attribute the decrease primarily to a decrease in warranty expense and, to a lesser extent, decreases in salary and benefits expense, travel and freight. Warranty expense decreased $478,000 from the comparable prior quarter. During the third quarter of 2004, we accrued $168,000 for product retrofits and other costs associated with several products sold to three ATE manufacturers, as well as $200,000 as a result of negative trends in our historical claims experience. During 2005 there were no similar charges. The reduction in salary and benefits expense reflects cost containment initiatives implemented late in 2004. The reductions in travel and freight reflect both the decreased business activity in the third quarter of 2005 compared to the same period in 2004 as well as the aforementioned cost containment initiatives.

Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the third quarter of 2005 compared to $1.7 million for the comparable prior period, a decrease of $167,000 or 10%. We attribute the decrease primarily to a $260,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. This decrease was partially offset by a $183,000 increase in the use of third party consultants, primarily by our tester interface product segment related to specific product development projects.

General and Administrative Expense. General and administrative expense was $1.9 million for the third quarter of 2005 compared to $2.1 million for the same period in 2004, a decrease of $148,000 or 7%. We attribute the decrease primarily to a $236,000 reduction in salary and benefits expense as a result of the aforementioned cost containment initiatives. To a lesser extent there was a reduction in accruals for officer bonuses. In 2005, no profit related bonuses have been accrued as our cumulative results for the year are a net loss. These decreases were partially offset by the recording of $72,000 of long-term incentive compensation expense during the third quarter of 2005 related to grants of restricted stock, as well as increased levels of professional fees related to legal services.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Restructuring and Other Charges. Restructuring and other charges were $28,000 for the third quarter of 2005; there were no comparable expenses incurred during the third quarter of 2004. The restructuring and other charges recorded during the third quarter of 2005 consisted primarily of severance and related costs associated with a workforce reduction at our facility in San Jose, California.

Other Income. Other income was $54,000 for the third quarter of 2005 compared to $36,000 for the comparable period in 2004, an increase of $18,000. The increase in other income was primarily due to an increase in interest income combined with a reduction in the level of foreign exchange losses experienced during the third quarter of 2005 as compared to the same period in 2004.

Income Tax Expense (Benefit). For the quarter ended September 30, 2005, we recorded income tax expense of $123,000 compared to an income tax benefit of $384,000 for the same period in 2004. Our effective tax rate was 24% for the third quarter of 2005 compared to (45)% for the same period in 2004. As of both September 30, 2005 and 2004, due to our history of operating losses, we have a full valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax expense recorded during the third quarter of 2005 is comprised of a $52,000 tax benefit related to a domestic income tax refund we received during the quarter. This amount was offset by $175,000 of foreign income tax expense on the earnings of certain of our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. The income tax benefit recorded during the third quarter of 2004 is comprised of a $482,000 tax benefit related to our domestic operations offset by $98,000 of foreign income tax expense on the earnings of certain of our foreign operations. The benefit recorded during the third quarter of 2004 related to our domestic operations brought our year-to-date income tax expense on these operations to $0 as of September 30, 2004. As of September 30, 2004 our estimate was that we would not have sufficient taxable income to fully utilize our remaining Federal net operating loss carryforwards during 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Revenues. Net revenues were $39.3 million for the nine months ended September 30, 2005 compared to $59.2 million for the same period in 2004, a decrease of $19.9 million or 34%. For the first nine months of 2005, the net revenues of our manipulator/docking hardware, temperature management and tester interface segments decreased $12.1 million or 37%, $1.7 million or 10% and $7.4 million or 59%, respectively, over the comparable period in 2004. We believe the decrease in our net revenues reflects the aforementioned weaker cyclical demand in our industry in 2005 compared to 2004. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers that began in the third quarter of 2004 and has continued into 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

During the nine months ended September 30, 2005, our net revenues from customers in the U.S., Europe and Asia decreased 41%, 16% and 4%, respectively, over the comparable period in 2004. The smaller percentage decline for our European customers was partly the result of the significant appreciation of the Euro against the U.S. dollar that has occurred since the first quarter of 2004. When adjusted to eliminate the effect of the change in exchange rates, the percentage decline in the net revenues from our European customers for the first nine months of 2005 was 19%. In addition, the smaller percentage decline for our European customers reflects the fact that sales of temperature management products represent a higher percentage of our total European sales than they do of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the weakened demand in the industry. Finally, the lower percentage decline in sales to European customers can also be attributed to the fact that the sales of our Intestlogic operation in Rosenheim, Germany actually increased in the first nine months of 2005 as compared to the same period in 2004. We believe this reflects the strong customer acceptance of the products manufactured by this subsidiary. The smaller percentage decline for our customers in Asia primarily reflects an increase in sales of third party products by our Japanese subsidiary during the first nine months of 2005 as compared to the same period in 2004.

Gross Margin. Gross margin was 35% for the nine months ended September 30, 2005 as compared to 43% for the same period in 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels in the first nine months of 2005 as compared to the same period in 2004. As a

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

percentage of net revenues, our fixed operating costs were 20% and 15% for the nine months ended September 30, 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs decreased $945,000 during the first nine months of 2005 as compared to the same period in 2004. This decrease was primarily due to lower salary and benefits expense as a result of the cost containment initiatives we put into place during late 2004 and early 2005. This decrease was partially offset by a reduction in the utilization rates of our internal machine shop operations in both our Cherry Hill, New Jersey and our San Jose, California facilities, as well as an increase in our insurance premiums. Our component material costs were 39% for the nine months ended September 30, 2005 as compared to 37% for the comparable period in 2004. We attribute the increase in component material costs primarily to product and customer mix. Our excess and obsolete inventory charges totaled $1.0 million, or 3% of net revenues, for the first nine months of 2005 as compared to $1.1 million, 2% of net revenues, for the same period in 2004. Finally, while the absolute dollar value of direct labor decreased by $424,000, as a percentage of net revenues direct labor increased to 4% for the first nine months of 2005 as compared to 3% for the same period in 2004.

Selling Expense. Selling expense was $7.0 million for the nine months ended September 30, 2005 compared to $9.2 million for the same period in 2004, a decrease of $2.2 million or 24%. We attribute the decrease primarily to a $1.1 million decrease in product warranty costs as well as lower levels of commission expense. The decrease in product warranty costs is due in part to the fact that the first nine months of 2004 included $513,000 in charges related to product retrofits and other costs associated with several products we sold to three ATE manufacturers. In addition, during the third quarter of 2004, we recorded charges of approximately $200,000 as a result of negative trends in our historical claims experience. There were no similar charges in the first nine months of 2005. The decrease in commission expense of $480,000 was primarily due to the significantly lower net revenue levels. To a lesser extent, decreases in salary and benefits expense, travel expenses, freight and advertising also contributed to the decreased selling expense. The decreases in these expense categories reflect both the aforementioned cost containment initiatives as well as decreased business activity.

Engineering and Product Development Expense. Engineering and product development expense was $4.5 million for the nine months ended September 30, 2005 compared to $4.9 million for the same period in 2004, a decrease of $491,000 or 10%. We attribute the decrease primarily to a $787,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. To a lesser extent there were also decreases in spending on supplies and travel. These decreases were partially offset by a $474,000 increase in the use of third party consultants, primarily by our tester interface product segment related to specific product development projects.

General and Administrative Expense. General and administrative expense was $5.9 million for the nine months ended September 30, 2005 compared to $6.1 million for the same period in 2004, a decrease of $244,000 or 4%. We attribute the decrease primarily to a $357,000 reduction in accruals for officer and employee bonuses. In 2005, no profit related bonuses have been accrued as our cumulative results for the year are a net loss. To a lesser extent, decreases in salary and benefits expense, travel and data processing costs during the first nine months of 2005 as compared to the same period in 2004 also contributed to the reduced level of general and administrative expense. During 2004, we implemented a new company-wide ERP system. The implementation process required significant additional travel and use of third party consultants to complete. The system implementation was completed in 2004; therefore, no charges associated with this process were recorded in 2005. These decreases were partially offset by the recording of $203,000 of long-term incentive compensation expense during the first nine months of 2005 related to grants of restricted stock. In addition, professional fees associated with our audit and tax services and preparation for compliance with new securities regulations increased $106,000 for the first nine months of 2005 as compared to the same period in 2004.

Restructuring and Other Charges. Restructuring and other charges were $448,000 for the nine months ended September 30, 2005; there were no comparable expenses incurred during same period in 2004. The restructuring and other charges recorded during the first nine months of 2005 consisted of $234,000 in severance and related costs and $179,000 in lease termination costs resulting from the closure of our U.K. manufacturing operation. In addition we incurred $35,000 in severance and related costs associated with a workforce reduction at our facility in San Jose, California.

Other Income. Other income was $194,000 for the nine months ended September 30, 2005 compared to $90,000 for the same period in 2004, an increase of $104,000. The increase in other income was primarily due to the receipt of $79,000 in interest related to a domestic income tax refund we received during the second quarter of 2005 combined with lower levels of foreign exchange losses during the first nine months of 2005 as compared to the same period in 2004.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense (Benefit). Income tax expense was $10,000 for the nine months ended September 30, 2005 compared to $421,000 for the same period in 2004. Our effective tax rate for the first nine months of 2005 was 0% compared to 8% for the same period in 2004. As of both September 30, 2005 and 2004, due to our history of operating losses, we have a full valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax expense recorded during the first nine months of 2005 is comprised of a $243,000 tax benefit related to a domestic income tax refunds we received during the second and third quarters. This amount was offset by $253,000 of foreign income tax expense on the earnings of certain of our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. The income tax expense recorded during the first nine months of 2004 represents foreign income tax expense on the earnings of these same operations.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2005 was $433,000 compared to net cash provided by operations of $2.8 million for the same period in 2004. The shift to cash used in operations for the first nine months of 2005 from cash provided by operations for the same period in 2004 was primarily the result of our $3.8 million loss in the first nine months of 2005 as compared to income of $4.7 million for the same period in 2004. During the nine months ended September 30, 2005, accounts receivable increased $3.7 million due primarily to the increase in sales in the third quarter of 2005. Inventories decreased $2.2 million as a result of the sales activity during the first nine months of 2005. Refundable domestic income taxes decreased $699,000 as a result of receiving Federal and state refunds during the second quarter of 2005. Accounts payable increased $2.2 million over the amount at December 31, 2004 due primarily to the increase in sales in the third quarter of 2005. Other accrued expenses increased $309,000 during the first nine months of 2005, primarily as a result of an increase in accrued professional fees, taxes and royalties. During this same time period, accrued sales commissions increased $133,000 as a result of the increased sales activity. These increases were partially offset by decreases in accrued warranty and accrued restructuring of $255,000 and $123,000, respectively. These decreases reflect payment of previously accrued amounts.

Purchases of property and equipment were $1.3 million for the nine months ended September 30, 2005, and were comprised of $483,000 of purchases we paid for directly and $854,000 of purchases paid for by our landlord. The purchases of property and equipment we paid for directly consisted of $160,000 primarily for furniture and equipment for our tester interface division's new facility in San Jose, California, $117,000 primarily for leasehold improvements for our Cherry Hill facility, and $118,000 primarily for a combination of demonstration equipment and other equipment used in production for our Temptronic facility. The balance of purchases was for equipment for our foreign subsidiaries. The leasehold improvements for our Cherry Hill facility relate primarily to the relocation of our machine shop. Proceeds from the sale of property and equipment were $163,000 for the nine months ended September 30, 2005 and relate to the sale of certain assets of our U.K. operation which we closed during the second quarter of 2005, as previously discussed.

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

We have no significant commitments for capital expenditures for the balance of 2005, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $820,000, which represent payments made under capital lease obligations of $78,000 netted against $44,000 of proceeds from stock options exercised and the aforementioned $854,000 in deferred rent resulting from landlord provided tenant improvements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

As a result of the operating losses we experienced during the first nine months of 2005, our cash balances have declined to $6.7 million at September 30, 2005 from $7.7 million at December 31, 2004. During this same period, our trade accounts and notes receivable have increased to $10.2 million from $6.8 million.

We believe that our existing cash balances plus the anticipated cash to be provided by operations will be sufficient to satisfy our cash requirements for the foreseeable future. We currently anticipate that we will generate cash flow from operating activities ranging from $1.5 to $2.0 million during the fourth quarter of 2005. As a result, we have postponed discussions with several financial institutions about obtaining an increased credit facility, which discussions began during the second quarter of 2005.  In light of our improved financial results in the third quarter of 2005 and our current near term outlook, we are evaluating our alternatives and will reconsider the need for obtaining an increased facility when appropriate. We cannot be certain, however, what the rate of increase or decrease in our net revenues or orders will be in future periods. If, as we believe, we have entered the next upturn and should the upturn be more rapid then we expect, or if the upturn should falter and the industry enters another downturn, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

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

As previously mentioned, we currently apply APB 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which amends SFAS No. 123 and supersedes APB 25. SFAS No. 123 (revised 2004), requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Generally, the approach to determining fair value under the original pronouncement has not changed; however, there are revisions to the accounting guidelines established, such as accounting for forfeitures. We are required to adopt this standard on January 1, 2006. We currently expect that our adoption of this standard will affect our operating results in a manner that is similar to our current proforma disclosures under SFAS No. 123.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, identifiable intangibles, long-lived assets and related goodwill, deferred income tax valuation allowances and warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2005, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2004 Report on Form 10-K, as clarified, in the case of the disclosure of our critical accounting policies with respect to inventories, in this Report.

International Operations

Net revenues generated by our foreign subsidiaries were 30% and 22% of consolidated net revenues for the nine months ended September 30, 2005 and 2004, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, weaknesses in the banking and equity markets of foreign countries, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 19% and 9% of consolidated net revenues for the nine months ended September 30, 2005 and 2004, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

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

reduction in orders from, one or more major customers; cancellation or delays in shipment of orders in our backlog; competition from other manufacturers of docking hardware, manipulators, tester interfaces and temperature management products; progress of product development programs; technological obsolescence of our inventory and obsolescence due to changes in demand for our products; product warranty expense related to product retrofits and other product replacements driven by the prototype nature of much of our business; unanticipated exchange rate fluctuations; the availability of qualified personnel; the ability to retain key personnel whose salaries have been reduced; strain on our management, employees and other resources due to significant fluctuations in our net revenues; the ability to effectively reduce and control operating costs and successfully restructure our operations to reduce our break-even point; competitive pricing pressures; the mix of products sold; the mix of customers and geographic regions where products are sold; increases in raw materials and fabrication costs associated with our products; the development of new products and technologies by our competitors; our ability to obtain patent protection and to enforce patent rights for existing and developing proprietary technologies; the utilization of management time and the expenses of various professionals retained to assist us with compliance with new securities regulations; changes in financial accounting standards; and the sufficiency of cash balances, lines of credit and net cash from operations. Additional information regarding these risks and uncertainties may be found elsewhere in this report or in our other periodic reports filed with the SEC, including our 2004 Form 10-K.

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

Our objective in managing currency exchange risk is to minimize the impact of significant currency exchange rate fluctuations. We use forward exchange rate contracts to establish a fixed conversion rate between the Japanese yen and the U.S. dollar so that the level of our gross margin from sales in Japan is not negatively affected by significant movements in the Japanese yen to U.S. dollar exchange rate. From time to time, we purchase forward exchange rate contracts in the amounts management deems appropriate in light of the amount of the U.S. dollar denominated obligations of our Japanese subsidiary that are due within the month. We do not purchase forward contracts with settlement dates beyond 30 days. As of September 30, 2005, there were no forward exchange rate contracts outstanding.

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

Interest Rate Risk Management

As of September 30, 2005, we had cash and cash equivalents of $6.7 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2005 would have decreased by less than $49,000. This estimate assumes that the decrease occurred on the first day of the period and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

PART II.  OTHER INFORMATION (Continued)

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on July 27, 2005 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about June 24, 2005, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In the election of the members of the Board of Directors, there was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    8,409,743            252,883
       Robert E. Matthiessen           8,614,298             48,328
       Richard O. Endres               7,025,410          1,637,216
       Stuart F. Daniels, Ph.D.        8,457,632            204,994
       James J. Greed, Jr.             8,569,343             93,283
       Joseph A. Savarese              6,551,097          2,111,529
       James W. Schwartz, Esq.         8,569,343             93,283
       Thomas J. Reilly, Jr.           8,619,568             43,058

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

inTEST Corporation
Date:	November 14, 2005	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2005	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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