Form 10-K
period 2005-12-31
INTEST CORP
filed 2006-03-31
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /  / No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes /  / No /X/

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer /  /                    Accelerated filer /  /                    Non-accelerated filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2005 (the last business day of the Registrant's most recently completed second quarter), was: $24,316,376.

The number of shares outstanding of the Registrant's Common Stock, as of March 17, 2006, was 9,198,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission, or SEC, (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology, and include, but are not limited to, statements made in this Report regarding:

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

Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under Item 1A "Risk Factors," below, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

PART I

Item 1.    BUSINESS

INTRODUCTION

We are an independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Texas Instruments Inc., Sony Corp., Teradyne Inc., Cascade Microtech Inc., Bosch, Credence Systems Corp., LTX Corporation, STMicroelectronics N.V., Agilent Technologies Inc. and Agere Systems, Inc.

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

Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names including "front-end test," "wafer test" or "wafer probe." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card which is electronically connected to a "test head," which connects electrically to a test system. Once the good ICs have been identified, they are packaged.

The packaged IC also requires testing, called "back-end test" or "final test," to determine if it meets design and performance specifications. Packaged ICs are tested after loading into another type of electronic handling device called a "package handler" or "handler," which then transfers the packaged ICs into a test socket which is attached to the test head. These handlers may be temperature controlled for testing. "Wafer probers" and "handlers" are sometimes referred to in this Report collectively as "electronic device handlers."

Testers range in price from approximately $100,000 to over $5.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads (typically one or two) with which each tester is configured. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time.

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

Trends in IC Testing

ATE is used to identify unacceptable packaged ICs and bad die on wafers. ATE assists IC manufacturers control test costs by performing IC testing in an efficient and cost-effective manner. In order to provide testing equipment that can help IC manufacturers meet these goals, we believe the ATE industry must address the following issues:

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

OUR SOLUTIONS

We focus our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We seek to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the ATE industry which we believe provide the following advantages:

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulators have kept pace with the increasing size of test heads, which can weigh up to 3,000 pounds and which may become larger and heavier as the required level of testing sophistication increases. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals. This results in increased accuracy of the test data and may thus enable improved test yields. We believe that these characteristics will gain even more significance as testing becomes even more demanding.

Compatibility and Integration. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our manipulators and docking hardware are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

Temperature-Controlled Wafer Testing. Semiconductor manufacturers use our ThermoChuck(R) products for front-end temperature stress screening at the wafer level. This can provide significant cost savings through early identification of defective ICs that will not perform at specified temperatures, thereby eliminating the costs of packaging and back-end testing these defective ICs. ThermoChuck(R) products are capable of handling any size wafer, including a 300 mm wafer, for uniform, accurate and stable thermal testing without contributing to the wafer distortion that can occur as temperature changes are introduced.

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

OUR STRATEGY

The demand for ICs and ATE has experienced several periods of severe cyclical downturn in recent years, and, accordingly, much of our effort has been focused on reducing costs and conserving cash through these downturns. During both 2005 and 2004, we announced certain organizational changes and cost structure adjustments as part of our continuing efforts to position ourselves to more effectively meet the needs and expectations of the fluid ATE market during such downturns. Our objectives for these changes were to focus our inTEST teams more precisely on each customer's specific needs and to enhance our competitive position and our ability to adapt more quickly to new market challenges and opportunities. See further discussion of these actions, including the costs associated with them, in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report on Form 10-K.

We remain committed to our goals of being recognized in our industry as the designer and manufacturer of the highest quality products in our markets and becoming the single source supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is pursuing revenue growth opportunities in markets we have not traditionally served, such as the aerospace, automotive, communications, consumer electronics, defense and medical industries. We believe that we will reduce some of the cyclicality that we have historically experienced by diversifying our revenue streams outside the semiconductor ATE market. For the years ended December 31, 2005 and 2004 approximately $5.7 million or 11% and $5.4 million or 8%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. This was the second year that we experienced measurable success in breaking into new markets that we have not traditionally served. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

OUR SEGMENTS

Our business is managed as three segments: Manipulator and Docking Hardware Products, Temperature Management Systems and Tester Interface Products. Semiconductor manufacturers use our manipulators and docking hardware products during testing of specialized packaged ICs. They use our temperature management systems and tester interface products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, application specific ICs and specialized memory ICs, and are used primarily in the automotive, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE.

Manipulator and Docking Hardware Products

Manipulator Products. We offer three lines of manipulator products. The inTEST lines of manipulator products are the in2(R), the in2 Pro and the M Series test head manipulators, which are free-standing universal manipulators. Universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

The in2(R) and in2 Pro universal manipulators incorporate our balanced floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or, in the case of the in2 Pro, with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) or in2 Pro manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged IC or to test a different IC. The in2(R) and in2 Pro manipulators range in price from approximately $12,000 to $159,000.

The M Series line of manipulator products consists of the M400 and M500 manipulators. These compact universal manipulators are designed to handle test heads weighing less than 550 pounds. The up and down movement is supported by an air-pressure-based floating state technology. The M Series manipulators range in price from approximately $12,000 to $45,000.

Docking Hardware Products. Our docking hardware products protect the delicate interface contacts and ensure proper repeatable and precise alignment between the test head's interface board and the prober's probing assembly or the handler's test socket as they are brought together, or "docked." A simple cam action docks and locks the test head to the prober or handler, thus eliminating motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers and probers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, and reduced repairs and replacements of expensive ATE interface products.

We believe our docking hardware products offer our customers the ability to make various competing brands of test heads compatible with various brands of probers and handlers by only changing interface boards. This is called "plug-compatibility." Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products range in price from approximately $2,000 to $25,000.

Temperature Management Systems

Our temperature management systems are sold into a wide variety of industries including the aerospace, automotive, communications, consumer electronics, defense, medical and semiconductor industries. Our temperature management systems enable a manufacturer to test a semiconductor wafer, IC or electronic, or in some instances, a mechanical sub-assembly over the extreme and variable temperature conditions that can occur in the actual use of the device.

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

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs, electronic sub-assemblies and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -90 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $4,500 to $40,000.

Other Temperature Management Products: We also manufacture ancillary temperature management products including temperature-controlled contact probes, temperature-controlled enclosures, and precision temperature platforms. For example, recent developments in wireless communications have resulted in the mounting of wireless transmitters outdoors to reduce transmission line problems. As a result, these transmitters are exposed to extreme temperature variations and require testing over the full range of temperature exposure that will be encountered. Historically, the standard approach to this type of testing has been to use conventional thermal chambers, which can require removing equipment during testing, which could potentially cause damage to the sensitive microwave cables or create erroneous measurements. Our other temperature management products can be used to provide a closed, temperature-controlled environment for temperature testing of high frequency transmitters and receivers without the need for removal during testing, which eliminates the risk of damage due to interruption of the test. Other temperature management products range in price from $4,500 to $25,000.

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(TM) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(TM) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $3,000 to $125,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 15 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products in markets where semiconductors are manufactured. North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Manipulator, Docking Hardware and Tester Interface Products: In North America, we sell to semiconductor manufacturers principally through independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

Our regional and account managers handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for pricing, quotations, proposals and transaction negotiations; and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California, Texas and Arizona.

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers and independent sales representatives. In China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through independent sales representatives. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

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

Texas Instruments Inc. accounted for 16%, 16% and 11% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Teradyne Inc. accounted for 11% of our net consolidated revenues in 2004. Agilent Technologies Inc. accounted for 18% of our consolidated net revenues in 2003. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. Our ten largest customers accounted for approximately 56%, 62% and 60% of our net revenues in 2005, 2004 and 2003, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:

Semiconductor Manufacturers	ATE Manufacturers
Texas Instruments Inc.	Teradyne Inc.
Sony Corp.	Cascade Microtech Inc.
Bosch	Credence Systems Corp.
STMicroelectronics N.V.	LTX Corporation
Agere Systems, Inc.	Agilent Technologies Inc.

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, Germany and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. As discussed in more detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, in March 2005, we announced the closing of our manufacturing operation located in the U.K. as part of our effort to better position ourselves to more effectively meet the needs and expectations of the fluid ATE market. We completed the closure of this facility in June 2005. We do not believe this closure has adversely impacted our ability to effectively meet our customers' needs. Most of this operation's customers were located outside the U.K. and we expect to be able to continue to provide appropriate customer support from our other operations in Europe and elsewhere.

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

We conduct inspections of incoming raw materials, fabricated parts and components using sophisticated measurement equipment. This includes testing with coordinate measuring machines in all but one of our manufacturing facilities to ensure that products with critical dimensions meet our specifications. We have designed our inspection standards to comply with applicable MIL specifications and ANSI standards.

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our Cherry Hill facility, which is anticipated to be completed in late 2007. As a result, this facility's ISO 9001:1994 certification lapsed in December 2003. In May 2003, our California facility obtained ISO 9001:2000 certification and in November 2004, our Massachusetts facility completed ISO 9001:2000 certification. Finally, our Singapore and German facilities have not yet begun the ISO certification process, but we expect to begin this process in the second half of 2006.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2005, we employed a total of 51 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the redesign of the ThermoChuck(R), the development of several new types of universal manipulators and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.9 million in 2005, $6.5 million in 2004 and $6.0 million in 2003 on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trade secrets, copyrights and unpatentable know-how to protect our proprietary rights. It is our practice to require that all of our employees and third-party product development consultants assign to us all rights to inventions or other discoveries relating to our business that were made while working for us. In addition, all employees and third-party product development consultants agree not to disclose any private or confidential information relating to our technology, trade secrets or intellectual property.

As of December 31, 2005, we held 38 active U.S. patents and had 23 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2007 and extending through 2020. During 2005, we had 2 U.S. patents expire and 7 U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in each case corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our principal competitors for temperature management products are Thermonics, ERS Elektronik GmbH and Advances Temperature Test Systems GmbH. The independent manufacturers of tester interface products that compete with us include Synergetix, a division of IDI, and Xandex. ATE manufacturers that compete with us in the sale of tester interface products include Credence Systems, LTX and Teradyne.

BACKLOG

At December 31, 2005, our backlog of unfilled orders for all products was approximately $6.0 million compared with approximately $5.8 million at December 31, 2004. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2005, we had 231 full time employees, including 104 in manufacturing operations, 90 in customer support/operations and 37 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

ADDITIONAL INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports that are filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website (www.intest.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and financial condition would likely suffer, and the price of our stock would be negatively affected.

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

We believe current industry forecasts and recent trends in our orders and sales activity suggest we have entered the next up-cycle. If we have entered the next up-cycle, we cannot be certain how long this up-cycle will last or what the rate of increase or decrease in our orders and net revenues will be in any future period. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. An up-cycle that is more rapid than we expect may require additional debt or equity financing to meet working capital requirements or capital expenditure needs. We cannot be sure that such financing will be available when required or on what terms such financing would be available.

If we are not able to control our operating expenses during a cyclical downturn, or if an upturn is more rapid than we anticipate, we may not have sufficient cash to operate our businesses.

In recent years, we have implemented cost controls and restructured our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs of the fluid ATE market. If a downturn in the industry is more severe than we have planned for, or if we are not able to control our operating expenses, the level of our cash may not be sufficient to operate our businesses. Conversely, if an upturn is stronger than we plan for, we may need additional cash to finance our working capital needs or for capital expenditures. We cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

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

Our backlog at December 31, 2005 was $6.0 million compared to $5.8 million at December 31, 2004. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced varying levels of product warranty costs in recent periods and cannot predict the level of such costs that we may incur in future periods.

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2005, 2004, and 2003, our product warranty charges were $549,000, $2.0 million and $1.9 million, or 1.0%, 2.8% and 4.0% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance procedures and our disclosure and compliance practices. That Act also required the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals the SEC had already made, and which Nasdaq revised, and continues to revise, for companies that are Nasdaq-listed. These developments have increased our legal compliance and financial reporting costs. We expect these developments to make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or reduce our coverage. This could make it more difficult for us to attract and retain qualified members of our board of directors and executive officers. In order to comply with certain requirements of the Sabanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred, and expect to incur significant additional expenses in future periods to comply with these new requirements. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2007 and 2020, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:

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

We compete with numerous manufacturers, many of whom have greater financial resources and more extensive design and production capabilities than we do. Some of our principal competitors in the sale of manipulator, docking and tester interface products are Reid-Ashman Manufacturing Inc., Microhandling GmbH, Esmo AG, Credence Systems Corp., LTX Corporation, Teradyne Inc. and Xandex Inc. Some of our principal competitors in the sale of temperature management products are Thermonics Inc., ERS Elektronik GmbH and Advances Temperature Test Systems GmbH. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer satisfaction worldwide. If we are not able to compete successfully, our business will suffer.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Texas Instruments Inc. accounted for 16%, 16% and 11% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Teradyne Inc. accounted for 11% of our net consolidated revenues in 2004. Agilent Technologies Inc. accounted for 18% of our consolidated net revenues in 2003. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. Our ten largest customers accounted for approximately 56%, 62% and 60% of our net revenues in 2005, 2004 and 2003, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Significant fluctuations in our net revenues strain our management, employees and other resources.

Over the last several years, we have experienced significant fluctuations in our net revenues due to the cyclical nature of the ATE industry. During the most recent downturn, our net revenues declined from a peak of $22.7 million in the second quarter of 2004 to $10.7 million in the first quarter of 2005, a decline of 53%. During the prior downturn, our net revenues declined from a peak of $24.5 million for the quarter ended September 30, 2000 to $7.4 million for the quarter ended September 30, 2001, a decline of 70%. Conversely, in previous upcycles, our net revenues have increased significantly period-over-period. As a result of these sometimes sudden and significant changes in our market, we have implemented cost controls, including salary and benefit reductions, and restructured our operations. These fluctuations in our net revenues, restructurings and compensation changes place strain on our management, employees and other resources.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative impact on our business.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 31% and 24% of consolidated net revenues in 2005 and 2004, respectively. Export sales from our U.S. manufacturing facilities totaled $14.9 million, or 28% of consolidated net revenues, in 2005 and $17.8 million, or 25% of consolidated net revenues, in 2004. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 20% in 2005 and 14% in 2004. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

In 2005, approximately 10% of our net revenues were denominated in Japanese yen and approximately 10% were denominated in Euros. During 2005, we recorded foreign exchange currency transaction losses of $134,000. Future fluctuations in the value of the Japanese Yen or the Euro could result in foreign exchange losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against all of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform to accounting principles generally accepted in the United States of America, or U.S. GAAP. U.S. GAAP is subject to the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for business combinations, asset impairment, revenue recognition, restructuring or disposal of long-lived assets and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2005, we leased 9 facilities worldwide. The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2005.

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

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the fourth quarter of 2005.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the Nasdaq National Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2005	High	Low
First Quarter	$ 4.89	$ 3.88
Second Quarter	4.72	3.00
Third Quarter	4.29	3.15
Fourth Quarter	4.21	3.05

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES (Continued)
	Sales Price
2004	High	Low
First Quarter	$ 6.88	$ 5.13
Second Quarter	6.80	5.07
Third Quarter	10.00	5.43
Fourth Quarter	9.18	3.80

On March 17, 2006, the closing price for our common stock as reported on the Nasdaq National Market was $3.80. As of March 17, 2006, we had 9,198,241 shares outstanding that were held of record by approximately 1,200 shareholders.

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
	Years Ended December 31,
	2005	2004	2003	2002	2001
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$53,359	$71,211	$48,028	$47,127	$51,627
Gross margin	19,726	28,790	18,849	18,239	12,711
Operating income (loss)	(3,562)	1,666	(3,834)	(1,806)	(14,689)
Net earnings (loss)	(3,620)	1,270	(5,451)	(283)	(11,329)
Net earnings (loss) per common share:
Basic	$(0.41)	$0.15	$(0.65)	$(0.03)	$(1.37)
Diluted	$(0.41)	$0.14	$(0.65)	$(0.03)	$(1.37)
Weighted average common shares outstanding :
Basic	8,807	8,480	8,332	8,317	8,279
Diluted	8,807	8,804	8,332	8,317	8,279

	As of December 31,
	2005	2004	2003	2002	2001
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 7,295	$ 7,686	$ 5,116	$ 8,145	$ 7,281
Working capital	16,195	18,428	15,670	19,765	20,146
Total assets	30,869	33,167	29,977	32,582	31,594
Long-term debt, net of current portion	23	47	117	210	296
Total stockholders' equity	22,806	26,118	22,591	27,357	27,204

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

Net Revenues and Bookings

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Years Ended December 31,
Net revenues from unaffiliated customers:	2005	2004	2003
Manipulator/Docking Hardware	$28,838	$38,414	$24,364
Temperature Management	19,967	22,581	16,780
Tester Interface	6,778	13,516	11,132
Intersegment sales	(2,224)	(3,300)	(4,248)
	$53,359	$71,211	$48,028
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ 53	$ 10
Temperature Management	1,863	1,599	1,317
Tester Interface	360	1,648	2,921
	$2,224	$3,300	$4,248

U.S.	$36,894	$54,123	$36,762
Europe	6,050	7,343	4,584
Asia-Pacific	10,415	9,745	6,682
	$53,359	$71,211	$48,028

During the first half of 2003, the ATE industry entered a period of expansion that continued throughout the balance of that year and into the first half of 2004. However, late in the third quarter of 2004, there was a significant weakening in the level of our orders in both our manipulator/docking hardware and tester interface product segments as several customers of these two segments either postponed scheduled shipments or canceled orders. This decline in demand continued throughout the balance of 2004 and into the first quarter of 2005 and eventually impacted our temperature management product segment as well. While the trends in orders and net revenues have improved during 2005, demand has not yet returned to the level we experienced in the third quarter of 2004 which we now believe to be the peak of the last up cycle in the ATE industry. The result is that our consolidated net revenues declined $17.9 million or 25% during 2005 as compared to 2004. The net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments declined 25%, 14% and 46% during 2005 as compared to 2004, respectively.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The larger percentage decline in the net revenues of our tester interface segment also reflects increased competition during 2005. This led to significant downward pressure on pricing and, in some cases, we chose not to bid on business rather than sell at prices where we would not be assured of positive margins. Instead, this segment focused on new product development areas during 2005.

The smaller percentage decline in the sales of our temperature management segment also reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

Total orders for the year ended December 31, 2005 decreased to $53.6 million on a consolidated basis as compared to $63.5 million for 2004. The low point for our orders in the last eight quarters was the fourth quarter of 2004 where our orders totaled $9.3 million. During the first three quarters of 2005, we experienced sequential growth in our orders with orders for the first, second and third quarters of 2005 totaling $11.4 million, $12.2 million and $16.7 million, respectively. During the fourth quarter of 2005, our orders declined to $13.2 million. We had anticipated this decline as we attributed a portion of the increase in the third quarter to certain customers' programs being accelerated, which resulted in demand being pulled into the third quarter of 2005 from the fourth quarter of 2005.

Backlog

At December 31, 2005, our backlog of unfilled orders for all products was approximately $6.0 million compared with approximately $5.8 million at December 31, 2004. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In November 2004, we announced organizational changes and cost structure adjustments (the "2004 Workforce Reduction") that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing for the reduction of corresponding central corporate staff. In March 2005, we announced our intention to close our U.K. manufacturing operation (the "U.K. Operation Closure"). In late July 2005, we made certain cost structure adjustments at our facility in San Jose, California (the "California Workforce Reduction").

As a part of the 2004 Workforce Reduction, we eliminated four executive-level positions, reduced approximately 18% of our domestic personnel, and made certain salary and benefit adjustments. During the fourth quarter of 2004, we incurred severance costs of approximately $527,000 related to these actions. The annualized cost benefit of these actions was estimated to be approximately $4.5 million, including both permanent headcount reductions and salary and benefit adjustments, based upon our sales levels at the time of the restructuring. During 2005, we restored some of the salary reductions as sales levels increased in our temperature management segment and in our manipulator/docking hardware segment and will restore an additional portion of the salary reductions during the second quarter of 2006 in our manipulator/docking hardware segment. The level of savings we will achieve in future periods will vary if we determine to restore additional portions of the salary and benefit adjustments or if we determine that we need to increase staffing to meet increasing demand.

As a part of the U.K. Operation Closure, we shut down our manufacturing facility and opened a branch office in the U.K. that will provide customer support to this region. During 2005, we incurred $234,000 in severance and related costs and $303,000 in lease termination costs related to these actions. The $205,000 accrual remaining at December 31, 2005 relates primarily to lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. At December 31, 2005, we had not sub-leased this facility. If we are unable

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to sublet this facility as planned, we may incur additional costs related to this facility in future periods. We estimate that the closure of our U.K. manufacturing operation reduced our annual operating expense structure by approximately $1.4 million, net of the costs associated with the branch office we have opened. We began to see the benefit of these cost reductions during the third quarter of 2005.

During the third quarter of 2005, we reduced staff in our tester interface product segment located in San Jose, California and incurred $35,000 in severance costs related to this action. The annualized cost benefit of this action is estimated to be $272,000. We began to see the benefit of these cost reductions during the fourth quarter of 2005.

We believe our recent reorganization and decentralization will make us a more competitive company and position us to adapt more quickly to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE markets, we intend to continue reviewing and evaluating actions that could better match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. See also the section entitled "Critical Accounting Policies."

We incurred charges for excess and obsolete inventory of $1.0 million, $1.4 million and $886,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. The charges for 2005 included approximately $173,000 related to the remaining inventory located at our U.K. manufacturing operation which was closed as of June 30, 2005, as previously discussed. The higher level of inventory obsolescence charges during 2004 was primarily the result of customer order cancellations after we had already purchased inventory to fulfill the orders and where that inventory could not be used in other products we manufacture due to its highly customized nature. In addition, we had increases in our reserves for excess quantities related to materials that were purchased based upon forecasted orders which did not materialize. During the fourth quarter of 2004, management made the determination to curtail the practice of purchasing significant amounts of inventory against forecasted orders due to the increased level of uncertainty in our current business outlook. However, in the future, we may determine that it is appropriate to increase the level of such purchases based on a variety of factors, including, but not limited to, general market conditions and the specific delivery requirements of our customers. See also the section entitled "Critical Accounting Policies."

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2005, 2004 and 2003, our product warranty charges were $549,000, $2.0 million and $1.9 million, or 1.0%, 2.8% and 4.0% of net revenues, respectively. The higher levels of product warranty charges in 2004 and 2003 were the result of specific product retrofits and other costs associated with several products we sold to three ATE manufacturers. There were no similar known product retrofit warranty issues for which we needed to record additional specific product warranty accruals in 2005.

The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we offer is impacted by a number of factors including the amount of intellectual property (such as patents) utilized in the product, the number of units ordered by the customer at one time, or the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The weight of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the resulting gross margin.

The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2005, 2004 and 2003, our OEM sales as a percentage of net revenues were 22%, 39% and 41%, respectively.

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management systems results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent quarters we have begun to market our temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

Risk Factors

Please refer to Item 1A "Risk Factors" for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

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

The following table sets forth for the periods indicated the principal items included in the "Consolidated Statements of Operations" as a percentage of total net revenues.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Percentage of Net Revenues Years Ended December 31,
	2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	63.0	59.6	60.8
Gross margin	37.0	40.4	39.2
Selling expense	16.8	17.1	21.1
Engineering and product development expense	11.1	9.1	12.5
General and administrative expense	14.7	11.0	13.6
Restructuring and other charges	1.1	0.9	-
Operating income (loss)	(6.7)	2.3	(8.0)
Other income	0.4	0.0	0.5
Earnings (loss) before income taxes	(6.3)	2.3	(7.5)
Income tax expense	0.5	0.5	3.8
Net earnings (loss)	(6.8)%	1.8%	(11.3)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues were $53.4 million for 2005 compared to $71.2 million for 2004, a decrease of $17.9 million or 25%. We believe the decrease in our net revenues reflects the aforementioned weaker cyclical demand during 2005 as compared to most of 2004. As previously mentioned, we began to see a decline in demand late in the third quarter of 2004. For 2005, the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface segments decreased $9.5 million or 25%, $2.9 million or 14% and $5.5 million or 46%, respectively, over the comparable period in 2004. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers during 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside of semiconductor test. The larger percentage decline in the net revenues of our tester interface segment also reflects increased competition during 2005. This led to significant downward pressure on pricing and, in some cases, we chose not to bid on business rather than sell at prices where we would not be assured of positive margins. Instead, this segment focused on new product development areas during 2005.

During 2005, our net revenues from customers in the U.S. and Europe decreased 32% and 18%, respectively, and our net revenues from customers in Asia increased 7% over the comparable period in 2004. The smaller percentage decline for our European customers reflects the fact that sales of temperature management products represent a higher percentage of our total European sales than they do of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the weakened demand in the industry. In addition, the lower percentage decline in sales to European customers can also be attributed to the fact that the sales of our Intestlogic operation in Rosenheim, Germany decreased only 5% in 2005 as compared to 2004. We believe this reflects strong customer acceptance of the products manufactured by this subsidiary. The increase for our customers in Asia primarily reflects an increase in sales of third party products by our Japanese subsidiary in 2005 as compared to 2004.

Gross Margin. Gross margin was 37% for 2005 as compared to 40% for 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels as compared to 2004. As a percentage of net revenues, our fixed operating costs were 19% and 16% for 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs decreased $1.5 million during 2005 as compared to 2004. This decrease was primarily due to lower salary and benefits expense as a result of the cost containment initiatives we put into place during late 2004 and early 2005. This decrease was partially offset by a reduction in the utilization rates of our internal machine shop operations in both our Cherry Hill, New Jersey and our San Jose, California facilities, as well as an increase in our insurance premiums. Our component material costs were 39% for 2005 as compared to 38% for the comparable period in 2004. We attribute the increase in component material costs primarily to product mix. Our excess and obsolete inventory charges totaled $1.0 million, or 2% of net revenues, for 2005 as compared to $1.4 million, or 2% of net revenues, for 2004. Finally, although the absolute dollar value of direct labor decreased by $485,000 for 2005 as compared to 2004, as a

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

percentage of net revenues, direct labor remained consistent at 3% for both years due to the significantly lower net revenue levels in 2005 as compared to 2004. We attribute the decrease in the absolute dollar value of direct labor to the aforementioned cost containment initiatives.

Selling Expense. Selling expense was $8.9 million for 2005 compared to $12.2 million for 2004, a decrease of $3.3 million or 27%. We attribute the decrease primarily to a $1.4 million decrease in product warranty costs as well as lower levels of commission expense. The decrease in product warranty costs is due in part to the fact that our warranty costs in 2004 included $531,000 in charges related to product retrofits and other costs associated with several products we sold to three ATE manufacturers. In addition, during the third quarter of 2004, we recorded charges of approximately $200,000 as a result of negative trends in our historical claims experience. There were no similar charges in 2005. Commission expense decreased $717,000, primarily due to the significantly lower net revenue levels. To a lesser extent, decreases in salary and benefits expense, travel expenses, freight and advertising also contributed to the decreased selling expense. The decreases in these expense categories reflect both the aforementioned cost containment initiatives as well as decreased business activity. These decreases were offset somewhat by an increase in marketing costs for our temperature management product segment for a specific program we implemented in 2005 related to our 300mm technology.

Engineering and Product Development Expense. Engineering and product development expense was $5.9 million for 2005 compared to $6.5 million for 2004, a decrease of $520,000 or 8%. We attribute the decrease primarily to an $898,000 reduction in salary and benefits expense. This reduction was primarily the result of the aforementioned cost containment initiatives. To a lesser extent there were also decreases in spending on travel and supplies. These decreases were partially offset by a $459,000 increase in the use of third party consultants, primarily by our tester interface product segment related to specific product development projects.

General and Administrative Expense. General and administrative expense was $7.8 million in each of 2005 and 2004. There were decreases in travel and information technology costs during 2005 as compared to the same period in 2004, which were offset by higher levels of incentive compensation expense related to grants of restricted stock. During 2004, we implemented a new company-wide enterprise resource planning system. The implementation process required significant additional travel and use of third party consultants to complete. The system implementation was completed in 2004; therefore, no charges associated with this process were recorded in 2005. In 2004, we began granting restricted stock awards as a form of incentive compensation for certain members of management and directors. The value of the shares granted is expensed over the four year vesting period. The level of expense in 2004 was significantly lower than in 2005 since the first grant of restricted stock was not made until the fourth quarter of 2004.

Restructuring and Other Charges. Restructuring and other charges were $572,000 for 2005 compared to $627,000 for 2004, a decrease of $55,000 or 9%. As previously discussed, the restructuring and other charges recorded during 2005 consisted of $234,000 in severance and related costs and $303,000 in lease termination costs resulting from the closure of our U.K. manufacturing operation. In addition, we incurred $35,000 in severance and related costs associated with a workforce reduction at our facility in San Jose, California. The restructuring and other charges in 2004 consisted of severance costs of approximately $527,000 related to the reorganization of our domestic operations and long-lived asset impairments of $100,000 related to our U.K. facility.

Other Income. Other income was $178,000 for 2005 compared to $2,000 for 2004, an increase of $176,000. The increase in other income was due to the receipt of $79,000 in interest related to a domestic income tax refund we received during the second quarter of 2005 combined with an $89,000 decrease in foreign exchange transaction losses during 2005 as compared to 2004.

Income Tax Expense. Income tax expense was $236,000 for 2005 compared to $398,000 for 2004. Our effective tax rate for 2005 was (7)% compared to 24% in 2004. Our income tax expense recorded during 2005 included a $243,000 tax benefit related to domestic income tax refunds we received during the second and third quarters of the year. This amount was offset by foreign income tax expense we recorded on the earnings of certain of our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. The income tax expense recorded during 2004 represents foreign income tax expense on the earnings of these same operations. We increased our valuation allowance against our net deferred tax assets by $644,000 and $213,000 in 2005 and 2004, respectively, due to taxable losses experienced in our domestic and certain foreign operations and the uncertainty surrounding whether we would be able to generate sufficient taxable income to fully utilize these net operating loss carryforwards before they expire.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues were $71.2 million for 2004 compared to $48.0 million for 2003, an increase of $23.2 million or 48%. We believe the increase in our net revenues reflects the aforementioned stronger cyclical demand early in 2004 compared to the weaker demand throughout 2003. In 2004, the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface segments increased $14.0 million or 58%, $5.5 million or 36% and $3.7 million or 45%, respectively, over the comparable prior period. We believe the increases in all of our product segments reflect the aforementioned increase in demand we experienced for our products throughout the first half of 2004. We believe the larger percentage increases in our manipulator/docking hardware and tester interface segments reflect the increased production requirements of our customers during the first half of 2004. During the year ended December 31, 2004, our net revenues from customers in the U.S., Europe and Asia-Pacific increased 47%, 60% and 46%, respectively, over the comparable prior period. The larger percentage increase for our European customers was primarily the result of the significant appreciation of the Euro against the U.S. dollar during 2004. When adjusted to eliminate the effect of the change in exchange rates, the 2004 growth rate in the net revenues from our European customers was 47%, which is consistent with both the U.S. and Asia-Pacific.

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

Selling Expense. Selling expense was $12.2 million for 2004 compared to $10.1 million for 2003, an increase of $2.1 million or 20%. We attribute the increase primarily to increased commission expense as well as higher levels of salary and benefits expense in 2004 as compared to 2003. The increase in commission expense of $1.0 million in our manipulator/docking hardware and temperature management segments was primarily due to the significantly higher net revenue levels. The $490,000 increase in salary and benefits expense primarily reflects the reinstatement of certain employee benefits as previously discussed. Also contributing to the increase, but to a lesser extent, were increases in travel and freight expense, which were driven by the increased business activity in 2004 compared to 2003.

Engineering and Product Development Expense. Engineering and product development expense was $6.5 million for 2004 compared to $6.0 million for 2003, an increase of $465,000 or 8%. We attribute the increase primarily to a $472,000 increase in salary and benefits expense due largely to hiring additional staff and the reinstatement of certain employee benefits as previously discussed. In addition, we had increased spending on engineering travel in our manipulator/docking hardware segment due to the increased business activity in 2004 compared to 2003. These increases were partially offset by a reduction in fees paid to third party product development consultants in our manipulator/docking hardware and temperature management segments.

General and Administrative Expense. General and administrative expense was $7.8 million for 2004 compared to $6.5 million for 2003, an increase of $1.3 million or 20%. We attribute the increase primarily to a $483,000 increase in salary and benefits expense, which is largely a result of the reinstatement of employee benefits, as previously discussed. Also contributing to the increase was a $343,000 increase in professional fees, due primarily to increased audit fees, costs associated with our Sarbanes-Oxley compliance initiatives and increased patent filing activities. To a lesser extent, we attribute the increase to higher levels of administrative travel expense, accruals for profit-based bonuses and an increase in the fees paid to members of our Board of Directors.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges. Restructuring and other charges were $627,000 for 2004. We had no comparable expenses incurred during 2003. The restructuring and other charges in 2004 consisted of severance costs of approximately $527,000 related to the reorganization of our domestic operations, as previously discussed, and long-lived asset impairment of $100,000 related to our U.K. facility.

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

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2005 was $398,000 compared to $4.0 million in 2004. The decrease in cash provided by operations in 2005 was primarily the result of our $3.6 million net loss in 2005 compared to $1.3 million of net income generated in 2004. Also contributing to the decrease was a $3.0 million increase in accounts receivable during 2005. The increase in accounts receivable at December 31, 2005 from December 31, 2004 was due to higher sales levels in the fourth quarter of 2005 compared to reduced level of sales in the fourth quarter of 2004. Inventories decreased $3.1 million during 2005 as a result of the sales activity during the year and stronger inventory management. Refundable domestic and foreign income taxes decreased $704,000 from December 31, 2004 to December 31, 2005 as a result of receiving Federal and state refunds during 2005, as previously discussed. Accounts payable increased $444,000 from December 31, 2004 to December 31, 2005 due to increased purchases during the fourth quarter of 2005 as compared to the same period in 2004. The increase in purchases is a result of higher order levels in late 2005 as compared to the same period in 2004. Other accrued expenses increased $403,000 primarily as a result of higher levels of accrued professional fees, accrued rent and accrued royalties at December 31, 2005 as compared to December 31, 2004.

Purchases of machinery and equipment were $1.4 million for the year ended December 31, 2005, consisting of $594,000 of purchases we paid for directly and $854,000 of purchases paid for by our landlord. The purchases of property and equipment we paid for directly consisted of $214,000 primarily for computer hardware, software and quality assurance equipment for our three domestic operations, $106,000 for additional leasehold improvements and furniture for our tester interface division's new facility in San Jose, California, $81,000 for demonstration equipment for our temperature management and tester interface divisions and $48,000 related to the relocation of our machine shop in Cherry Hill, New Jersey. The balance was primarily for machinery and equipment for our foreign locations.

The purchases that were paid for by our landlord, which totaled $854,000, represent tenant improvements made at our tester interface division's new facility in San Jose, CA, that we occupied during the first quarter of 2005. These tenant improvements were paid for by the landlord based upon the terms of our lease agreement. At the time that we capitalized these assets, we recorded a liability in the same amount for deferred rent which will be amortized on a straight line basis over the lease term and recorded as a reduction of rent expense.

We have no commitments for capital expenditures for 2006, however, depending upon changes in market demand, we will make such purchases as we deem necessary or appropriate.

Net cash provided by financing activities for the year ended December 31, 2005 was $842,000, which represented the aforementioned $854,000 in deferred rent resulting from landlord provided tenant improvements, payments made under capital lease obligations of $106,000 and $94,000 of proceeds from stock options exercised.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our total committed contracts that will affect cash over the next five years and beyond are as follows:
	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2006	2007	2008	2009	2010	2011 & Beyond	Total
Capital lease obligations	$ 25	$ 8	$ 8	$ 8	$ 1	$ -	$ 50
Operating lease obligations	1,730	1,593	1,571	1,559	1,346	495	8,294
Letters of credit	250	-	-	-	-	-	250
Inventory material purchase commitments	164	383	438	438	110	-	1,533
	$2,169	$1,984	$2,017	$2,005	$1,457	$495	$10,127

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

We believe that our existing cash balances plus the anticipated cash to be provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, during the second half of 2004 we entered a cyclical downturn in our industry and experienced a significant decline in our orders and sales activity that continued into 2005. Although we began to see increases in our orders and sales activity during the second quarter of 2005, we cannot be certain that this positive trend will continue or what the rate of increases or decreases in our quarterly net revenues and bookings will be in future periods. As a result, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs -An Amendment of ARB No. 43, Chapter 4, ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of manufacturing be based on normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP FAS 109-2"). The American Jobs Creation Act ("AJCA") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. During the second quarter of 2005, we completed our evaluation and determined that we would not benefit from the repatriation provisions provided by AJCA. Although AJCA also provides a special tax deduction related to our qualified production activity income, we will not benefit from this provision until our U.S. federal income tax net operating loss carryforwards have been fully utilized . AJCA's transitional rules applicable to the extraterritorial income exclusion regime will apply to us through 2006.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, ("SFAS No. 123R") which amends SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS 123R will be applicable to us for annual reporting periods that begin after December 15, 2005.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As previously mentioned, we currently apply APB Opinion No. 25 in accounting for our stock compensation plans. Accordingly, no compensation expense was recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 will be effective for accounting changes and corrections of errors occurring in fiscal years beginning after December 15, 2005.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2005, we recorded an inventory obsolescence charge for excess and obsolete inventory of $1.0 million.

Long-Lived Asset Valuation

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows per the projections, then we would record an impairment charge. We measure the impairment based upon the projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. At December 31, 2005 long-lived assets were $4.0 million and no asset impairments were recorded during 2005.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill

At least annually, we review our goodwill for impairment by comparing the fair value of our reporting units to their carrying values. If the result of this analysis indicates that an impairment charge is required, the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2005, we did not record any impairment charges for goodwill or identifiable intangibles. Goodwill and intangible assets totaled $2.7 million at December 31, 2005.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2005, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2005 accrued warranty was $935,000 and we incurred product warranty costs of $549,000 for the year then ended.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to the risk of changes in foreign currency exchange rates due to our global operations.  We manufacture and sell our products primarily in North America, Europe and Asia.  As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we manufacture and sell our products.  Our operating results are primarily exposed to changes in exchange rates between the U.S. dollar and the Euro, the Singapore dollar and/or the Japanese Yen.

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.  We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their local currencies. Total other comprehensive income (loss) was ($812,000), $571,000 and $546,000 in 2005, 2004 and 2003, respectively, due to cumulative translation adjustments.

As of December 31, 2005 and 2004, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $3.4 million and $4.1 million, respectively.  The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $339,000 and $414,000, respectively.  The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Interest Rate Risk

As of December 31, 2005, we had cash and cash equivalents of $7.3 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2005 would have decreased by less than $67,000. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
                                                                                                      - 29 -

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2006, or, if our proxy statement is not filed on or before May 1, 2006, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2006, or, if our proxy statement is not filed on or before May 1, 2006, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC on or before May 1 2006, or, if our proxy statement is not filed on or before May 1, 2006, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2005:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	629,600	$3.87	69,500
Equity compensation plans not approved by security holders	-	-	-
Total	629,600	$3.87	69,500
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2006, or, if our proxy statement is not filed on or before May 1, 2006, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2006, or, if our proxy statement is not filed on or before May 1, 2006, will be filed by that date by an amendment to this Form 10-K.

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Annual Report on Form 10-K.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (8)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
InTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 31, 2006

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2006

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2006

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 31, 2006

/s/ Richard O. Endres Richard O. Endres, Director	March 31, 2006

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 31, 2006

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 31, 2006

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 31, 2006

/s/ Joseph A. Savarese Joseph A. Savarese, Director	March 31, 2006

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 31, 2006

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (8)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 31, 2006

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2005        2004
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 7,295    $ 7,686
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $199 and $159, respectively                  9,443      6,771
  Inventories                                                         6,235      9,401
  Refundable domestic income taxes                                       24        728
  Prepaid expenses and other current assets                             609        844
     Total current assets                                            23,606     25,430
Property and equipment:
  Machinery and equipment                                             7,641     12,021
  Leasehold improvements                                              3,214      3,154
                                                                     10,855     15,175
  Less: accumulated depreciation                                     (6,904)   (10,621)
     Net property and equipment                                       3,951      4,554
Other assets                                                            594        451
Goodwill                                                              2,403      2,318
Intangible assets, net                                                  315        414

     Total assets                                                   $30,869    $33,167
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 2,527    $ 2,102
  Accrued wages and benefits                                          1,492      1,456
  Accrued warranty                                                      935      1,216
  Accrued sales commissions                                             391        501
  Accrued restructuring and other charges                               205        261
  Other accrued expenses                                              1,272        893
  Domestic and foreign income taxes payable                             447        467
  Capital lease obligations                                              24        106
  Deferred rent                                                         118          -
     Total current liabilities                                        7,411      7,002
Capital lease obligations, net of current portion                        23         47
Deferred rent, net of current portion                                   629          -
     Total liabilities                                                8,063      7,049

Commitments and Contingencies (Notes 8, 11 and 14)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,460,255 and 9,300,164 shares issued, respectively                 95         93
  Additional paid-in capital                                         25,099     24,716
  Retained earnings                                                      43      3,663
  Accumulated other comprehensive income                                237      1,049
  Deferred stock compensation                                          (909)    (1,081)
  Treasury stock, at cost; 284,577 and 375,648 shares, respectively  (1,759)    (2,322)
     Total stockholders' equity                                      22,806     26,118

     Total liabilities and stockholders' equity                     $30,869    $33,167
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2005       2004      2003
                                                     -------    -------    -------
Net revenues                                         $53,359    $71,211    $48,028
Cost of revenues                                      33,633     42,421     29,179
                                                     -------    -------    -------
      Gross margin                                    19,726     28,790     18,849
                                                     -------    -------    -------
Operating expenses:
   Selling expense                                     8,928     12,213     10,144
   Engineering and product development
    expense                                            5,941      6,461      5,996
   General and administrative expense                  7,847      7,823      6,543
   Restructuring and other charges                       572        627          -
                                                     -------    -------    -------
      Total operating expenses                        23,288     27,124     22,683
                                                     -------    -------    -------
Operating income (loss)                               (3,562)     1,666     (3,834)
                                                     -------    -------    -------
Other income (expense):
   Interest income                                       189         89         67
   Interest expense                                      (15)       (13)       (19)
   Other                                                   4        (74)       176
                                                     -------    -------    -------
      Total other income                                 178          2        224
                                                     -------    -------    -------
Earnings (loss) before income taxes                   (3,384)     1,668     (3,610)
Income tax expense                                       236        398      1,841
                                                     -------    -------    -------
      Net earnings (loss)                            $(3,620)   $ 1,270    $(5,451)
                                                     =======    =======    =======

Net earnings (loss) per common share:
  Basic                                               $(0.41)     $0.15     $(0.65)
  Diluted                                             $(0.41)     $0.14     $(0.65)

Weighted average common shares outstanding:
  Basic                                             8,806,528  8,479,914  8,332,320
  Diluted                                           8,806,528  8,804,479  8,332,320

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ----------------------------
                                                        2005      2004      2003
                                                      -------    ------    -------
Net earnings (loss)                                   $(3,620)   $1,270    $(5,451)

Foreign currency translation adjustments                 (812)      571        546
                                                      -------    ------    -------

Comprehensive earnings (loss)                         $(4,432)   $1,841    $(4,905)
                                                      =======    ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                             Accumulated
                                                                                Other
                                      Common Stock    Additional            Comprehensive    Deferred                 Total
                                    ----------------   Paid-In    Retained      Income         Stock     Treasury  Stockholders'
                                     Shares   Amount   Capital    Earnings      (Loss)     Compensation   Stock       Equity
                                    --------- ------  ----------  --------  -------------  ------------  --------  -------------

Balance, January 1, 2003            8,700,005  $  87    $21,816    $ 7,844     $  (68)       $     -     $(2,322)     $ 27,357

Net loss                                    -      -          -     (5,451)         -              -           -        (5,451)
Other comprehensive income                  -      -          -          -        546              -           -           546
Stock options exercised                37,500      -        139          -          -              -           -           139
                                    ---------  -----    -------    -------     ------        -------     -------       -------

Balance, December 31, 2003          8,737,505     87     21,955      2,393        478              -      (2,322)       22,591

Net earnings                                -      -          -      1,270          -              -           -         1,270
Other comprehensive income                  -      -          -          -        571              -           -           571
Stock options exercised               232,659      3        904          -          -              -           -           907
Issuance of shares in connection
  with acquisition of Intestlogic     100,000      1        755          -          -              -           -           756
Deferred stock compensation
  related to issuance of
  restricted stock                    230,000      2      1,102          -          -         (1,104)          -             -
Amortization of deferred
  stock compensation                        -      -          -          -          -             23           -            23
                                    ---------  -----    -------    -------     ------        -------     -------       -------
Balance, December 31, 2004          9,300,164  $  93    $24,716    $ 3,663     $1,049        $(1,081)    $(2,322)      $26,118

Net loss                                    -      -          -     (3,620)         -              -           -        (3,620)
Other comprehensive loss                    -      -          -          -       (812)             -           -          (812)
Deferred stock compensation
  related to issuance of
  restricted stock                     35,000      -        129          -          -           (129)          -             -
Amortization of deferred
  stock compensation                        -      -          -          -          -            277           -           277
Elimination of deferred stock
  compensation related to
  restricted stock forfeited           (5,000)     -        (24)         -          -             24           -             -
Stock options exercised                30,091      1         93          -          -              -           -            94
Issuance of shares in
  connection with acquisition of
  Intestlogic                         100,000      1        373          -          -              -           -           374
Issuance of 91,071 shares of
  treasury stock to satisfy profit
  sharing liability                         -      -       (188)         -          -              -         563           375
                                    ---------  -----    -------    -------     ------        -------     -------       -------

Balance, December 31, 2005          9,460,255  $  95    $25,099    $    43     $  237        $  (909)    $(1,759)      $22,806
                                    =========  =====    =======    =======     ======        =======     =======       =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                         2005      2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------   -------   -------
  Net earnings (loss)                                                  $(3,620)  $ 1,270   $(5,451)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,873     2,106     2,027
    Impairment of long-lived assets                                          -       100         -
    Deferred taxes                                                           -         -     1,440
    Foreign exchange loss                                                  134       217        12
    Deferred compensation relating to stock options                        277        23         -
    Issuance of treasury stock to satisfy profit sharing liability         375         -         -
    Loss on disposal of fixed assets                                        15       175         -
    Proceeds from sale of demonstration equipment, net of gain              14        83        85
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (3,011)    2,505    (2,365)
      Inventories                                                        3,056    (1,979)     (229)
      Refundable domestic taxes                                            704        23       948
      Other current assets                                                 215      (275)      (53)
      Other assets                                                         (61)      248        43
      Accounts payable                                                     444    (1,582)    1,086
      Accrued wages and benefits                                            85       584       110
      Accrued warranty                                                    (262)       97       538
      Accrued sales commissions                                           (107)       10        96
      Accrued restructuring and other charges                              (45)      261         -
      Other accrued expenses                                               403       (70)      189
      Domestic and foreign income taxes payable                             16       169       142
      Deferred rent                                                       (107)        -         -
                                                                       -------   -------   -------
Net cash provided by (used in) operating activities                        398     3,965    (1,382)
                                                                       -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                    (1,448)   (2,326)   (1,657)
                                                                       -------   -------   -------
Net cash used in investing activities                                   (1,448)   (2,326)   (1,657)
                                                                       -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements       854         -         -
  Repayments of capital lease obligations                                 (106)      (93)      (86)
  Proceeds from stock options exercised                                     94       907       139
                                                                       -------   -------   -------
Net cash provided by financing activities                                  842       814        53
                                                                       -------   -------   -------
Effects of exchange rates on cash                                         (183)      117       (43)
                                                                       -------   -------   -------
Net cash provided by (used in) all activities                             (391)    2,570    (3,029)
Cash and cash equivalents at beginning of period                         7,686     5,116     8,145
                                                                       -------   -------   -------
Cash and cash equivalents at end of period                             $ 7,295   $ 7,686   $ 5,116
                                                                       =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Common stock released from escrow                                    $   374   $   756
  Goodwill resulting from acquisition                                     (374)     (756)

Restricted stock awards granted                                        $   129   $ 1,104   $     -
                                                                       =======   =======   =======
Capital lease additions                                                $     -   $    36   $     -
                                                                       =======   =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (502)  $   228   $  (692)
  Interest                                                                  15        13        19

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

Trade Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense was $55, $38, and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Notes receivable are due from trade customers in Japan and have original maturities of less than six months. The notes are non-interest bearing. Notes receivable were $164 and $43 at December 31, 2005 and 2004, respectively. Cash flows from accounts and notes receivable are recorded in operating cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations approximated their carrying value based upon the rates offered to us for similar type arrangements.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $1,044, $1,397 and $886 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from two to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $1,824, $2,058 and $1,987 for the years ended December 31, 2005, 2004 and 2003, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Goodwill and Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. During 2005 and 2004, we assessed our goodwill for impairment in accordance with the requirements of SFAS No. 142, and no impairments of goodwill were indicated based on these assessments.

Goodwill at both December 31, 2005 and 2004 relates to the manipulator/docking hardware segment. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2005 and 2004 are as follows:
	2005	2004
Balance - Beginning of period	$2,318	$1,384
Goodwill recorded during the year	374	756
Impact of foreign currency translation	(289)	178
Balance - End of period	$2,403	$2,318

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During both 2005 and 2004, we issued 100,000 shares of common stock to the former owner of our Intestlogic subsidiary. These shares were issued pursuant to a provision contained in the amended agreement of sale that established revenue targets in 2005 and 2004 that if met would require the issuance of up to 200,000 shares of common stock. During the quarter ended September 30, 2004, the revenue target for 2004 was achieved and the maximum number of shares to be earned in 2004 was issued. During the third and fourth quarters of 2005, the revenue targets for 2005 were achieved, and the remaining 100,000 shares were issued. In connection with the issuance of these shares, we recorded goodwill of $374 and $756 in 2005 and 2004, respectively, which represented the fair market value of the shares issued.

As of December 31, 2005 and 2004, definite life intangibles totaled $315 and $414, net of accumulated amortization of $152 and $120, respectively. The net book value of these intangibles reflects $50 of unfavorable impact related to foreign currency during 2005.These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of seven years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $49, $48 and $40, respectively. Estimated annual amortization expense for each of the next five years is $49.

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the years ended December 31, 2005, 2004 and 2003 was $549, $1,982 and $1,897, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2005 and 2004:
	2005	2004
Balance - Beginning of period	$1,216	$ 1,102
Payments made under warranty	(830)	(1,868)
Accruals for product warranty	549	1,982
Balance - End of period	$ 935	$ 1,216

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

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2005, 2004 and 2003, foreign currency transaction losses were $134, $223 and $12.

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

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:
	Years Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding - basic	8,806,528	8,479,914	8,332,320
Potentially dilutive securities:
Employee stock options	-	324,565	-
Weighted average common shares outstanding - diluted	8,806,528	8,804,479	8,332,320

For the years ended December 31, 2005, 2004 and 2003, an average of 912,850, 84,291and 952,682 employee stock options with weighted average exercise prices of $2.90, $6.13 and $3.86, respectively, were excluded from the calculation because their effect was anti-dilutive.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2005, we have certain stock-based employee compensation plans, that are described more fully in Note 13. We account for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations when options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. During the fourth quarter of 2004, we began granting shares of restricted stock to certain directors, officers and key employees. We record compensation expense for the restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
	2005	2004	2003
Net earnings (loss), as reported	$(3,620)	$1,270	$(5,451)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	277	15	-
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(564)	(256)	(741)
Pro forma net earnings (loss)	$(3,907)	$1,029	$(6,192)
Net earnings (loss) per share:
Basic - as reported	$(0.41)	$0.15	$(0.65)
Basic - pro forma	$(0.44)	$0.12	$(0.74)
Diluted - as reported	$(0.41)	$0.14	$(0.65)
Diluted - pro forma	$(0.44)	$0.12	$(0.74)

The fair value for stock-options granted in 2005, 2004 and 2003 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2005	2004	2003
Risk-free interest rate	3.89%	3.77%	2.88%
Dividend yield	0.00%	0.00%	0.00%
Expected common stock market price volatility factor	.99	.98	.89
Weighted average expected life of stock options	5 years	5 years	5 years

The per share weighted average fair value of stock-options granted in 2005, 2004 and 2003 was $2.45, $4.24 and $2.13, respectively.

On December 14, 2005, the Board of Directors approved the acceleration of the vesting of 42,200 outstanding options with exercise prices ranging from $2.99 to $6.75 per share. At the date of the acceleration of vesting, 9,000 of these shares were in-the-money by $0.38 per share or a total of $3. These options had been issued to employees during 2001 and 2002 under the 1997 Stock Plan and would otherwise have vested during 2006 and 2007. No compensation expense was required to be recorded in our consolidated financial statements during 2005 related to this action. Upon adoption of SFAS No. 123R, Share Based Payments, on January 1, 2006, we would have recorded compensation expense of approximately $106 during 2006 and 2007 related to these options had we not accelerated their vesting. Of the total options for which we accelerated the vesting, 12,000 are held by two of our executive officers. None of the other accelerated options are held by our executive officers or directors. As a result of this action, as of December 31, 2005, all of our outstanding options are now exercisable. The Board of Directors accelerated the vesting of these options due to their concern that future compensation expense to be recorded in our financial statements upon the vesting of these options would be significantly in excess of the monetary value that would be ultimately realized by the optionees upon exercise of the underlying stock options due to a number of factors, the most significant of which was the volatility of our common stock share price.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs -An Amendment of ARB No. 43, Chapter 4, ("SFAS No. 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of manufacturing be based on normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("FSP FAS 109-2"). The American Jobs Creation Act ("AJCA") introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. During the second quarter of 2005, we completed our evaluation and determined that we would not benefit from the repatriation provisions provided by AJCA. Although AJCA also provides a special tax deduction related to our qualified production activity income, we will not benefit from this provision until our U.S. federal income tax net operating loss carryforwards have been fully utilized. AJCA's transitional rules applicable to the extraterritorial income exclusion regime will apply to us through 2006.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, ("SFAS No. 123R") which amends SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. SFAS 123R will be applicable to us for annual reporting periods that begin after December 15, 2005.

As previously mentioned, we currently apply APB Opinion No. 25 in accounting for our stock compensation plans. Accordingly, no compensation expense has been recognized for employee stock options issued with exercise prices equal to the market price on the date of grant. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3," ("SFAS No. 154"). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 will be effective for accounting changes and corrections of errors occurring in fiscal years beginning after December 15, 2005.

(3)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 16%, 16% and 11% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Teradyne Inc. accounted for 11% of our net consolidated revenues in 2004. Agilent Technologies Inc. accounted for 18% of our consolidated net revenues in 2003. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. During the years ended December 31, 2005, 2004 and 2003, no other customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2005	2004
Raw materials	$4,835	$7,488
Work in process	418	289
Inventory consigned to others	205	541
Finished goods	777	1,083
	$6,235	$9,401

(5)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2005	2004
Accrued rent	$ 274	$200
Accrued professional fees	249	152
Accrued customer obligations	247	191
Accrued repairs	153	153
Other	349	197
	$1,272	$893

(6)   DEBT

Line of Credit

As of December 31, 2005, we had a secured credit facility which provided for maximum borrowings of $250. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of two letters of credit in the face amounts of $200 and $50, respectively. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the credit facility require that we maintain a minimum level of $200 of cash with the bank. This credit facility expires on September 30, 2006.

Letters of Credit

As of December 31, 2005 and 2004 we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2007; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

As of December 31, 2005 and 2004 we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a new facility for our tester interface operation based in northern California. We occupied this facility in late January 2005. This letter of credit expires September 13, 2006; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term. However, providing that as of December 31, 2008, there have been no events of default or late payments of rent, we can request that the letter of credit be reduced to $0 at that time.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(6)   DEBT (Continued)

Capital Lease Obligations

In January 2001, we entered into two capital lease agreements to finance equipment purchases. In December 2004, we entered into an additional capital lease agreement to finance the purchase of a vehicle. The minimum lease payments under the capital leases in effect at December 31, 2005 are as follows:
2006	$25
2007	8
2008	8
2009	8
2010	1
Total minimum lease payments	50
Less: Amount representing interest	3
Present value of minimum lease payments	47
Less: Current portion of capital leases	24
Obligations under capital lease, excluding current portion	$23

(7)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for 2005 was $107.

(8)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2012. Total rental expense for the years ended December 31, 2005, 2004 and 2003 was $1,855, $2,131 and $2,076, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2005 are as follows:
2006	$1,730
2007	$1,593
2008	$1,571
2009	$1,559
2010	$1,346
Thereafter	$ 495

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   COMMITMENTS AND CONTINGENCIES (Continued)

Minimum Purchase Commitments

On June 1, 2004, we entered into an exclusive rights agreement to market and sell certain products which are the proprietary and confidential designs of one of the suppliers of our tester interface division. The terms of this agreement include payment of a $150 nonrefundable fee and certain minimum purchase requirements (as set forth below). If we fail to satisfy the minimum purchase requirements, the supplier has the right to terminate our exclusive right to market and sell these products.

The minimum purchase requirements are applicable to the forty-eight month period beginning April 1, 2006 and are as follows:
2006	$ 164
2007	383
2008	438
2009	438
2010	110

Contingencies

As part of a prior contractual arrangement with a former executive of a subsidiary, we have agreed to provide life insurance in the amount of $300 to this former executive until he reaches the age of sixty-five. The provision of this life insurance benefit is self-insured by us. As of December 31, 2005, this individual was sixty-three years old. No amounts have been recorded by us for this contingency as of December 31, 2005.

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

U.K. Operation Closure

In the quarter ended December 31, 2004, we recorded an impairment of long-lived assets of $100 related to our U.K. operation, which is part of our Manipulator/Docking Hardware segment. Due to the history of operating losses experienced by our U.K. operation, combined with our forecasts that indicated potential future losses for this operation, we performed an assessment of the recoverability of the carrying value of this operation's long-lived assets. These long-lived assets consisted of property and equipment. In March 2005, we announced our intention to close our U.K. operation. We closed this operation during the quarter ended June 30, 2005. During 2005, we accrued $234 for severance and related costs and $303 for lease termination costs. The $205 accrual remaining at December 31, 2005 relates primarily to estimated lease termination costs. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. However, at December 31, 2005, we had not sub-leased this facility. Our U.K. operation is included in our Manipulator/Docking Hardware segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   RESTRUCTURING AND OTHER COSTS (Continued)

California Workforce Reduction

In the quarter ended September 30, 2005 we accrued $35 for severance and related costs resulting from the termination of six employees at our facility in San Jose, California. This entire amount was paid out during the third quarter of 2005. Our facility in San Jose is the headquarters for our tester interface product segment.

Our restructuring and other costs for 2005 and 2004 are summarized as follows:
	2004 Workforce Reduction	U.K. Operation Closure	California Workforce Reduction	Total
Balance - January 1, 2004	$ -	$ -	$ -	$ -
Accruals in 2004	527	-	-	527
Severance and other cash payments	(266)	-	-	(266)
Balance - December 31, 2004	$ 261	$ -	$ -	$ 261
Accruals in 2005	-	537	35	572
Severance and other cash payments	(261)	(332)	(35)	(628)
Balance - December 31, 2005	$ -	$205	$ -	$ 205

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided was $950, $2,896 and $1,732 at December 31, 2005, 2004 and 2003, respectively.

Income (loss) before income taxes was as follows:

	Years Ended December 31,
	2005	2004	2003
Domestic	$(4,171)	$ 128	$(3,106)
Foreign	787	1,540	(504)
	$(3,384)	$1,668	$(3,610)

Income tax expense was as follows:
	Years Ended December 31,
	2005	2004	2003
Current
Domestic -- Federal	$(229)	$ -	$ 185
Domestic -- state	(9)	-	-
Foreign	474	398	216
	236	398	401
Deferred:
Domestic -- Federal	-	-	1,371
Domestic -- state	-	-	69
	-	-	1,440
Income tax expense	$236	$398	$1,841

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004:
	December 31,
	2005	2004
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$2,397	$1,740
Inventories	421	775
Accrued vacation pay	161	166
Foreign tax credit carryforward	547	249
Accrued warranty	270	334
Allowance for doubtful accounts	64	53
Accrued bonuses	-	117
Depreciation of property and equipment	427	9
Other	12	11
	4,299	3,454
Valuation allowance	(4,048)	(3,404)
Deferred tax assets	251	50
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(207)	-
Accrued royalty income	(44)	(50)
Deferred tax liabilities	(251)	(50)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2005 and 2004 was $3,404 and $3,191, respectively. The net change in the valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $644 and $213, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2025. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2005.

An analysis of the effective tax rate for the years ended December 31, 2005, 2004 and 2003 and a reconciliation from the expected statutory rate of 34% is as follows:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)
	Years Ended December 31,
	2005	2004	2003
Expected income tax provision at U.S. statutory rate	$(1,151)	$ 567	$(1,227)
Increase (decrease) in tax from:
Federal credits	(229)	-	185
State credit	(6)	-	-
Repatriation of international earnings	423
Foreign income tax rate differences	207	(126)	571
Effects of NOL and tax credit carryforwards and changes in valuation allowance	965	71	2,327
Extraterritorial income exclusion	(34)	(146)	(13)
Nondeductible expenses	61	32	19
Other	-	-	(21)
Income tax expense	$ 236	$ 398	$1,841

(11)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

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

(12)  RELATED PARTY TRANSACTIONS

On June 30, 2005, in connection with the closing of our U.K. manufacturing operation, we sold certain assets of this operation, including the machine shop assets, to the then managing director of our U.K. manufacturing operation for $132. In connection with this transaction, we took back a $132 note receivable with a five-year term with interest payable quarterly at the rate of 4.5%. At December 31, 2005, the balance outstanding under this note receivable was $101 with interest receivable of $3.

We paid consulting fees which totaled $0, $33 and $107 during the years ended December 31, 2005, 2004 and 2003, respectively, to one individual who is a member of our Board of Directors.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $0, $24 and $52 during the years ended December 31, 2005, 2004 and 2003, respectively.

Temptronic has transactions in the normal course of business with Hakuto Co. Ltd ("Hakuto") and its subsidiaries. As of December 31, 2003, Hakuto owned 646,311 shares of our outstanding stock, all of which they sold during 2004. As a result, as of December 31, 2004, Hakuto was no longer considered a related party. During the years ended December 31, 2004 and 2003 Temptronic sold product at market prices to Hakuto and its subsidiaries totaling approximately $3,016 and $2,170, respectively. At December 31, 2004 accounts receivable from Hakuto and its subsidiaries amounted to approximately $58.

(13)  STOCK-BASED COMPENSATION PLAN

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  STOCK-BASED COMPENSATION PLAN (Continued)

Restricted Stock Awards

During the fourth quarter of 2004, we began granting shares of restricted stock under the Plan to certain directors, officers and key employees. As of December 31, 2005, we had granted a total of 260,000 shares of restricted stock, net of forfeitures of unvested shares. The fair value of these shares at the date of grant was recorded as deferred stock compensation in the consolidated financial statements. These shares vest over four years (twenty-five percent on each anniversary date). During 2005 and 2004, we granted a total of 35,000 and 230,000 shares with weighted average grant-date fair values of $3.69 and $4.80, respectively. Net compensation expense recognized related to these shares during 2005 and 2004 was $277 and $23, respectively.

Options

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

The following table summarizes the stock option activity for the three years ended December 31, 2005:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2003 (365,715 exercisable)	692,075	$ 4.20
Granted	340,000	3.04
Exercised	(37,500)	3.70
Canceled	(26,700)	4.07
Options outstanding, December 31, 2003 (597,725 exercisable)	967,875	3.82
Granted	20,000	3.04
Exercised	(232,659)	3.70
Canceled	(54,750)	4.07
Options outstanding, December 31, 2004 (522,166 exercisable)	700,466	3.82
Granted	10,000	3.25
Exercised	(30,091)	3.11
Canceled	(50,775)	4.26
Options outstanding, December 31, 2005 (629,600 exercisable)	629,600	3.87

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  STOCK-BASED COMPENSATION PLAN (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Life	Weighted Average Exercise Price of Outstanding Options	Number Exercisable at December 31, 2005	Weighted Average Exercise Price of Exercisable Options

$2.99 - $3.35	394,750	6.75 years	$3.12	394,750	$3.12
$3.61 - $4.25	106,000	4.72 years	$3.99	106,000	$3.99
$5.66 - $6.75	128,850	3.61 years	$6.07	128,850	$6.07
	629,600		$3.87	629,600	$3.87

(14)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp. who are at least 18 years of age are eligible to participate in the plan. During the second and third quarters of 2004, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Matching contributions are discretionary. Both at the present time and at various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. The most recent suspension of the matching contribution was implemented at the beginning of the fourth quarter of 2004. Effective January 1, 2006, the plan was amended to reduce the vesting period for employer contributions from six years to four years. We contributed $0, $231 and $0 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. Temptronic can make discretionary matching contributions determined annually by Temptronic of up to 6% of the employees' annual compensation. Effective October 1, 2001, we suspended the employer matching contributions due to our cost containment efforts. Matching contributions were reinstated in April 2004 but were suspended again at the end of November 2004. Temptronic contributed $0, $52 and $0 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $150 were made during the second half of 2004. Accruals for profit sharing contributions totaling $300 were made during 2005. We funded $375 of these obligations through the use of 91,071 treasury shares during 2005. We expect to fund the balance of this obligation through the use of additional treasury shares during the first quarter of 2006.

(15)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). We closed our U.K. operation during the quarter ended June 30, 2005. Sales of this segment consist primarily of manipulator and docking hardware products which we

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)

design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as Temptronic GmbH (Germany).(This operation was formerly known as inTEST GmbH.) Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley Corporation. (This operation was formerly known as inTEST Sunnyvale Corp. In the first quarter of 2005, we renamed this operation in connection with its relocation from Sunnyvale, California to San Jose, California). Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line.

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
	Years Ended December 31,
	2005	2004	2003
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$28,838	$38,414	$24,364
Temperature Management	19,967	22,581	16,780
Tester Interface	6,778	13,516	11,132
Intersegment sales	(2,224)	(3,300)	(4,248)
	$53,359	$71,211	$48,028
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ 53	$ 10
Temperature Management	1,863	1,599	1,317
Tester Interface	360	1,648	2,921
	$2,224	$3,300	$4,248
Depreciation/amortization:
Manipulator/Docking Hardware	$1,020	$1,166	$1,085
Temperature Management	459	508	523
Tester Interface	394	432	419
	$1,873	$2,106	$2,027
Operating income (loss):
Manipulator/Docking Hardware	$ (316)	$ 674	$(2,611)
Temperature Management	396	132	(1,849)
Tester Interface	(3,251)	1,169	882
Corporate	(391)	(309)	(256)
	$(3,562)	$1,666	$(3,834)
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$ (226)	$ 673	$ (2,506)
Temperature Management	503	228	(1,733)
Tester Interface	(3,270)	1,076	885
Corporate	(391)	(309)	(256)
	$(3,384)	$1,668	$(3,610)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2005	2004	2003
Income tax expense (benefit):
Manipulator/Docking Hardware	$222	$258	$1,242
Temperature Management	52	140	376
Tester Interface	(38)	-	223
Corporate	-	-	-
	$236	$398	$1,841
Net earnings (loss):
Manipulator/Docking Hardware	$ (448)	$ 415	$(3,748)
Temperature Management	451	88	(2,109)
Tester Interface	(3,232)	1,076	662
Corporate	(391)	(309)	(256)
	$(3,620)	$ 1,270	$(5,451)
Capital expenditures:
Manipulator/Docking Hardware	$ 222	$1,426	$ 560
Temperature Management	175	457	728
Tester Interface	1,051	443	369
	$1,448	$2,326	$1,657
	December 31,
Identifiable assets:	2005	2004
Manipulator/Docking Hardware	$18,533	$19,907
Temperature Management	8,353	8,507
Tester Interface	3,983	4,753
	$30,869	$33,167

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2005	2004	2003
U.S.	$36,894	$54,123	$36,762
Europe	6,050	7,343	4,584
Asia-Pacific	10,415	9,745	6,682
	$53,359	$71,211	$48,028
	December 31,
Long-lived assets:	2005	2004
U.S.	$3,629	$3,711
Europe	266	739
Asia-Pacific	56	104
	$3,951	$4,554

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/05(1)	6/30/05(2)	9/30/05(3)	12/31/05(4)	Total
Net revenues	$10,685	$12,155	$16,448	$14,071	$53,359
Gross margin	3,137	4,218	6,469	5,902	19,726
Earnings (loss) before income taxes	(2,406)	(1,912)	516	418	(3,384)
Income tax expense (benefit)	6	(119)	123	226	236
Net earnings (loss)	(2,412)	(1,793)	393	192	(3,620)

Net earnings (loss) per common share - basic	$(0.28)	$(0.21)	$0.05	$0.02	$(0.41)
Weighted average common shares outstanding - basic	8,722,205	8,745,042	8,823,979	8,932,384	8,806,528

Net earnings (loss) per common share - diluted	$(0.28)	$(0.21)	$0.04	$0.02	$(0.41)
Weighted average common shares outstanding - diluted	8,722,205	8,745,042	8,911,672	9,005,557	8,806,528

	Quarters Ended
	3/31/04(5)	6/30/04(6)	9/30/04(7)	12/31/04(8)	Total
Net revenues	$17,008	$22,714	$19,509	$11,980	$71,211
Gross margin	7,211	10,416	7,783	3,380	28,790
Earnings (loss) before income taxes	1,123	3,185	857	(3,497)	1,668
Income tax expense (benefit)	125	680	(384)	(23)	398
Net earnings (loss)	998	2,505	1,241	(3,474)	1,270

Net earnings (loss) per common share - basic	$0.12	$0.30	$0.15	$(0.40)	$0.15
Weighted average common shares outstanding - basic	8,362,725	8,362,857	8,500,225	8,691,301	8,479,914

Net earnings (loss) per common share - diluted	$0.11	$0.29	$0.14	$(0.40)	$0.14
Weighted average common shares outstanding - diluted	8,724,290	8,703,903	8,902,440	8,691,301	8,804,479

Footnotes
(1)	The quarter ended March 31, 2005 included $100 of restructuring charges.
(2)	The quarter ended June 30, 2005 included $320 of restructuring charges and a tax benefit of $191 related to a domestic income tax refund received during the quarter.
(3)

The quarter ended September 30, 2005 included $559 of inventory obsolescence charges, $28 of restructuring charges and a tax benefit of $52 related to a domestic income tax refund received during the quarter.

(4)	The quarter ended December 31, 2005 included $124 of restructuring charges.
(5)	The quarter ended March 31, 2004 included $392 of product warranty expense.
(6)	The quarter ended June 30, 2004 included $548 of inventory obsolescence charges and $493 of product warranty expense.
(7)	The quarter ended September 30, 2004 included $446 of inventory obsolescence charges and $642 of product warranty expense.
(8)	The quarter ended December 31, 2004 included $456 of product warranty expense and $627 of restructuring and other charges.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2003
Allowance for doubtful accounts	$ 130	$ -	$ (5)	$ 125
Warranty reserve	558	1,897	(1,353)	1,102

Year Ended December 31, 2004
Allowance for doubtful accounts	125	38	(4)	159
Warranty reserve	1,102	1,982	(1,868)	1,216

Year Ended December 31, 2005
Allowance for doubtful accounts	159	55	(15)	199
Warranty reserve	1,216	549	(830)	935