Form 10-K/A
period 2005-12-31
INTEST CORP
filed 2006-05-01
CIK 1036262

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

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2006, was 9,198,241.

This Form 10-K/A is being filed to amend the Form 10-K filed by inTEST on March 31, 2006 to include the information required in Part III, Items 10-14. In addition, the number of shares outstanding provided on the cover page is updated to conform with the information provided herein, and Item 15 is restated in full, as required by Rule 12b-15, to include the certifications that are filed with this Form 10-K/A.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS

Biographical and Other Information

The names of the persons serving as directors and executive officers as of April 26, 2006 are listed below, together with their ages and certain other information.
Name	Age	Position
Robert E. Matthiessen	61	President, Chief Executive Officer and Director
Hugh T. Regan, Jr.	46	Secretary, Treasurer and Chief Financial Officer
Daniel J. Graham	60	General Manager-Manipulator and Docking Hardware Product Segment
James Pelrin	54	General Manager-Temperature Management Product Segment
Dale E. Christman	55	General Manager- Tester Interface Product Segment
Alyn R. Holt	68	Chairman
Stuart F. Daniels, Ph.D.	65	Director
Richard O. Endres	80	Director
James J. Greed, Jr.	67	Director
Thomas J. Reilly, Jr.	66	Director
Joseph A. Savarese	68	Director
James W. Schwartz, Esq.	71	Director

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

Daniel J. Graham has served as General Manager - Manipulator and Docking Hardware Product Segment since November 2004. Prior to that, Mr. Graham served as our Chief Technology Officer from April 2004 to November 2004, our Executive Vice President from October 2001 to November 2004 and as our Senior Vice President from June 1998 until October 2001. Mr. Graham served as our Vice Chairman from October 1998 to July 2005. Mr. Graham is a co-founder of inTEST Corporation and served as a director from June 1988 to July 2005.

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

Thomas J. Reilly, Jr. has served as a director since May 2005. From 1976 to 1996 Mr. Reilly served as an audit partner at Arthur Anderson LLP where he was involved in the audits of public and private companies. Mr. Reilly also serves on the board of directors of Astea International Inc., a publicly traded company that develops, markets and supports service management software solutions.

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

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee consists of Thomas J. Reilly, Jr., Chairman, Richard O. Endres, James J. Greed, Jr., Joseph A. Savarese and James W. Schwartz, Esq. The Board of Directors has determined that Mr. Reilly, the Chairman of the Audit Committee, possesses the attributes and experience of an audit committee financial expert (as the term is defined in Item 401(h) of Regulation S-K of the regulations promulgated by the Securities and Exchange Commission ("SEC")), and has, therefore, designated him as an audit committee financial expert.

Code of Ethics

We have adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to our Chief Executive Officer, our Chief Financial Officer and all of our other employees. The text of our code of ethics is posted on our Internet website at www.intest.com.

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

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during 2005, all Section 16(a) filing requirements applicable to these officers, directors and greater than ten-percent beneficial owners were timely met.

Item 11:   EXECUTIVE COMPENSATION

Compensation of inTEST Management

The following table sets forth certain information with respect to the compensation we paid for services rendered during the years ended December 31, 2005, 2004 and 2003, to our Chief Executive Officer and our four other most highly compensated executive officers who were serving as such at December 31, 2005 (each a "Named Executive Officer").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards($)		Securities Underlying Options(#)		All Other Compensation

Robert E. Matthiessen President, Chief Executive Officer and Director	2005 2004 2003	$254,294 289,761 216,485	-- $18,610 --	(1)	-- $168,000 --	(2)	-- -- 125,000	(3)	$ 997 25,581 34,941	(4) (4) (4)

Alyn R. Holt Chairman	2005 2004 2003	$189,331 279,840 270,800	-- -- --		-- -- --		-- -- --		$ 997 10,303 19,599	(5) (5) (5)

Hugh T. Regan, Jr. Treasurer, Secretary and Chief Financial Officer	2005 2004 2003	$181,764 185,128 165,770	-- $40,000 --	(1)	-- $96,000 --	(2)	-- -- 50,000	(3)	$ 992 5,850 1,102	(6) (6) (6)

Dale E. Christman General Manager-Tester Interface Product Segment	2005 2004	$176,500 $182,769	-- $29,708	(1)	-- $96,000	(2)	-- --		$ 997 5,848	(7) (7)

Daniel J. Graham General Manager-Manipulator and Docking Hardware Product Segment and Vice Chairman	2005 2004 2003	$165,070 203,637 180,947	-- $9,305 --	(1)	-- $96,000 --	(2)	-- -- --		$ 997 5,852 1,102	(8) (8) (8)

_______________________

(1)	Paid in March 2005.

(2)

On November 23, 2004, restricted stock awards were granted to certain directors, officers and key employees, including awards granted to Messrs. Matthiessen (35,000 shares), Regan (20,000 shares), Graham (20,000 shares) and Christman (20,000 shares) subject to vesting over four years with 25% of the shares vesting each year beginning on November 23, 2005, and full vesting upon death, disability or change of control. The aggregate number of shares still subject to restriction held by each of these officers at December 31, 2005 was 26,250, 15,000, 15,000 and 15,000, respectively. The value of such unvested shares, based upon the closing price of the shares on December 30, 2005 (the last business day of 2005), was $86,888, $49,650, $49,650 and $49,650, respectively. Dividends, if any, are payable on shares of restricted stock to the same extent as paid on our common stock, generally.

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

(4)

Includes $997, $1,102 and $1,102 for premiums paid on life insurance for Mr. Matthiessen in 2005, 2004 and 2003, respectively; $4,750 for matching contributions to Mr. Matthiessen's 401(k) Plan account in 2004; and $19,729 and $33,839 for serving as a director of inTEST Kabushiki Kaisha and inTEST PTE Ltd. in 2004 and 2003, respectively.

(5)

Includes $997, $1,102 and $1,102, for premiums paid on life insurance for Mr. Holt in 2005, 2004 and 2003, respectively; $4,750 for matching contributions to Mr. Holt's 401(k) Plan account in 2004; and $4,451 and $18,496 for serving as a director of inTEST Kabushiki Kaisha in 2004 and 2003, respectively.

(6)

Includes $992, $1,100 and $1,102 for premiums paid on life insurance for Mr. Regan in 2005, 2004 and 2003, respectively; and $4,750 for matching contributions to Mr. Regan's 401(k) Plan account in 2004.

(7)	Includes $997 and $1,098 for premiums paid on life insurance in 2005 and 2004, respectively; and $4,750 for matching contributions to Mr. Christman's 401(k) Plan account in 2004.

(8)

Includes $997, $1,102 and $1,102 for premiums paid on life insurance for Mr. Graham in 2005, 2004 and 2003, respectively; and $4,750 for matching contributions to Mr. Graham's 401(k) Plan account in 2004.

Stock Options

We did not grant any stock options during the year ended December 31, 2005.

Exercise of Stock Options and Option Values

The following table sets forth information regarding the exercise of stock options and the value of any unexercised stock options held by each of our Named Executive Officers who exercised options during the year ended December 31, 2005 or who held options at December 31, 2005:

Aggregated Option Exercises in 2005 and December 31, 2005 Option Values

	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options At 12/31/05		Value of Unexercised In-the-Money Options At 12/31/05 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert E. Matthiessen	0	$0	124,000	0	$33,480	$0
Hugh T. Regan, Jr	0	$0	12,500	0	$ 3,375	$0
Dale E. Christman ___________________	0	$0	30,000	0	$ 0	$0
(1)

Based upon the closing price for our common stock as reported on the Nasdaq National Market System on December 30, 2005 of $3.31 less the exercise price. Value of unexercised in-the-money options does not reflect the value of any stock options where the exercise price is greater than, or equal to, the closing price of our common stock on December 30, 2005.

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

On November 23, 2004, certain of our named executive officers were granted awards of restricted stock, as described in Footnote 2 to the Summary Compensation Table. Pursuant to the applicable Restricted Stock Award Agreements, these awards of restricted stock are subject to full vesting upon a change of control, as defined in such agreements.

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

As a result of his selection to join the Board, on May 6, 2005, Mr. Reilly was granted 5,000 shares of restricted stock subject to vesting over four years with 25% of the shares vesting each year beginning on May 6, 2006, and full vesting upon death, disability or change in control. Mr. Reilly was also granted options to purchase 10,000 shares of our common stock, which became fully exercisable on November 6, 2005, six months from the date of grant. The exercise price of the options is $3.25, the fair market value of the underlying shares on the date of issuance.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee consisted of Dr. Daniels, Chairman, and Messrs. Endres, Holt, Slayton, Greed, Savarese, Schwartz and Reilly. Mr. Holt is one of our executive officers. The Company utilizes the legal services of Saul Ewing LLP, a Philadelphia law firm. James W. Schwartz, Esq., a director of the Company, was a partner in that law firm until his retirement in December 2003. Mr. Schwartz is presently Of Counsel to Saul Ewing LLP. Mr. Slayton resigned from the Board effective as of the close of business on March 1, 2005, and Mr. Reilly joined the Board effective May 3, 2005.

Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2006 (except where otherwise noted) by:
    each of our Named Executive Officers;
    each of our directors;
    all directors and executive officers as a group; and
    each stockholder known by inTEST to own beneficially more than 5% of our common stock.

Percentage ownership in the following table is based on 9,198,241 shares of common stock outstanding as of March 31, 2006 (excluding shares held by one of our subsidiaries which may not be voted or counted towards a quorum). We have determined beneficial ownership in the table in accordance with the rules of the SEC. In computing the number of shares beneficially owned by any person and the percentage ownership of that person, we have deemed shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable by May 30, 2006 to be outstanding; however, we have not deemed such shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes below, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

Name of Beneficial Owner	Shares Beneficially Owned As of Mar. 31, 2006(1)(2)	Percent of Class (Approx.)
Directors and Named Executive Officers:
Alyn R. Holt (3)(4)	1,532,556	16.7%
Robert E. Matthiessen (5)	218,219	2.3%
Daniel J. Graham (6)	196,010	2.1%
Hugh T. Regan, Jr. (7)	37,350	*
Dale E. Christman (8)	48,750	*
Richard O. Endres (9)	31,697	*
Stuart F. Daniels, Ph.D. (10)	43,282	*
James J. Greed, Jr. (11)	16,000	*
Joseph A. Savarese (12)	15,000	*
James W. Schwartz, Esq. (13)	16,000	*
Thomas J. Reilly, Jr. (14)	16,000	*
All directors and executive officers as a group (12 individuals) (15)	2,209,589	23.4%

Five Percent Stockholders:
Rutabaga Capital Management (16)	1,678,258	18.2%
Wasatch Advisors, Inc. (17)	934,395	10.2%
FMR Corp. (18)	909,300	9.9%
___________________________________ * Denotes less than one percent of class.
(1)	Includes shares that may be acquired by May 30, 2006 ("Option Shares") through the exercise of stock options.

(2)

Includes shares of restricted stock ("Restricted Shares"), of which 25% vested on November 23, 2005, and the remainder of which will vest 25% on each subsequent anniversary of such date subject to certain conditions, including, but not limited to, the continued employment by, or service to, the Corporation of the respective beneficial owner through each such vesting date, with full vesting upon death, disability, or change of control. The beneficial owner will not have investment power over such Restricted Shares, and such Restricted Shares will not be delivered to the beneficial owner, until such Restricted Shares are vested. Each beneficial owner has sole voting power over all of the Restricted Shares awarded to him, notwithstanding such future vesting of the other rights of ownership of the Restricted Shares.

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

(5)	Excludes 61,618 shares owned by Mr. Matthiessen's spouse. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse. Includes 124,000 Option Shares and 26,250 Restricted Shares.

(6)

Excludes 129,000 shares owned by Mr. Graham's spouse and 11,000 shares held by custodian for the benefit of Mr. Graham's child. Mr. Graham disclaims beneficial ownership of the shares owned by his spouse and child. Includes 15,000 Restricted Shares.

(7)	Includes 12,500 Option Shares and 15,000 Restricted Shares.

(8)	Includes 30,000 Option Shares and 15,000 Restricted Shares.

(9)	Excludes 10,000 shares owned by Mr. Endres' spouse. Mr. Endres disclaims beneficial ownership of the shares owned by his spouse. Includes 3,750 Restricted Shares.

(10)	Includes 20,000 Option Shares and 9,000 Restricted Shares.

(11)	Includes 10,000 Option Shares and 3,750 Restricted Shares.

(12)	Includes 10,000 Options Shares and 3,750 Restricted Shares.

(13)	Includes 1,000 shares owned by Mr. Schwartz's spouse, 10,000 Option Shares and 3,750 Restricted Shares.

(14)	Includes 10,000 Options Shares and 3,750 Restricted Shares.

(15)	Includes 246,500 Option Shares and 114,000 Restricted Shares.

(16)

According to a Schedule 13G filed with the SEC on February 9, 2006, as of December 31, 2005, Rutabaga Capital Management, an investment advisor in accordance with Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 1,678,258 shares of inTEST common stock. The principal business office of Rutabaga Capital Management is located at 64 Broad Street, 3rd Floor, Boston, MA 02109

(17)

According to a Schedule 13G filed with the SEC on February 14, 2006, as of December 31, 2005, Wasatch Advisors, Inc., an investment advisor in accordance with Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 934,395 shares of inTEST common stock. The principal business office of Wasatch Advisors, Inc. is located at 150 Social Hall Avenue, Salt Lake City, Utah 84111.

(18)

According to a Schedule 13G filed with the SEC on February 14, 2006, as of December 31, 2005, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., reported that it is the beneficial owner of the 909,300 shares as a result of acting as investment adviser to Fidelity Low Priced Stock Fund, an investment company registered under Section 8 of the Investment Company Act of 1940 that owns the 909,300 shares. The address or principal business office of each of Fidelity Management & Research, FMR and Fidelity Low Priced Stock Fund is 82 Devonshire Street, Boston MA 02109. Edward C. Johnson 3d, Chairman of FMR, and Abigail P. Johnson, a director of FMR, and other members of the Edward C. Johnson 3d family and trusts for their benefit, through their ownership of voting common stock of FMR and the execution of a stockholders' voting agreement, may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. Edward C. Johnson 3d, Fidelity Management & Research, FMR (through its control of Fidelity Management & Research) and Fidelity Low Priced Stock Fund each has sole power to dispose of the shares. Neither FMR nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned by Fidelity Low Priced Stock Fund, which power resides with, and is directed by, the Board of Trustees of Fidelity Low Priced Stock Fund.

Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company utilizes the legal services of Saul Ewing LLP, a Philadelphia law firm. James W. Schwartz, Esq., a director of the Company, was a partner in that law firm until his retirement in December 2003. Mr. Schwartz is presently Of Counsel to Saul Ewing LLP.

Item 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by KPMG LLP for audit services rendered in connection with the consolidated financial statements and reports for fiscal years 2005 and 2004 and for other services billed during fiscal years 2005 and 2004.

Fee Category:	Fiscal 2005	Fiscal 2004
Audit Fees	$340,851	$344,857
Audit-Related Fees	-	-
Tax Fees	3,222	21,906
All Other Fees	-	-

Total Fees	$344,073	$366,763

Audit Fees: Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements for the fiscal years 2005 and 2004, respectively included in quarterly reports during those years and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed in each of 2005 and 2004 for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax fees billed in each of 2005 and 2004 for compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance and assistance with tax audits and appeals. Other tax services consist of fees billed for other miscellaneous tax consulting.

All Other Fees: Consists of fees billed in each of 2005 and 2004 for all other services other than those reported above.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by KPMG. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of KPMG, for such services. The Audit Committee has also delegated authority to Mr. Reilly, the Chairman of the Audit Committee, and if Mr. Reilly is unavailable, to any other Audit Committee member, to pre-approve specific permitted services. Any such approval must be reported to the Audit Committee at its next meeting. The Audit Committee did not approve any services pursuant to the de minimis exception of Rule 2-01(c)(7)(i)(C) of Regulation S-X of the regulations promulgated by the SEC during 2005.

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(c) of this Annual Report on Form 10-K.

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000. (9)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2005, File No. 000-22529, filed March 31, 2006, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signature

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

inTEST CORPORATION

By:    /s/ Hugh T. Regan, Jr.
          Hugh T. Regan, Jr.
          Treasurer, Secretary and Chief Financial Officer

Date:   May 1, 2006

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000. (9)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr. (5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).(9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2005, File No. 000-22529, filed March 31, 2006, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.