Form 10-Q
period 2006-03-31
INTEST CORP
filed 2006-05-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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
Large accelerated filer  ___                     Accelerated filer  ___                    Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2006:

9,219,249

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	1
	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2006 and 2005	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2006	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21 - 22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Securities Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24
Index to Exhibits		24

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Mar. 31,  Dec. 31,
                                                                       2006       2005
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 8,455    $ 7,295
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $187 and $199, respectively                   9,171      9,443
  Inventories                                                          6,288      6,235
  Refundable domestic income taxes                                        24         24
  Prepaid expenses and other current assets                              642        609
     Total current assets                                             24,580     23,606

Property and equipment:
  Machinery and equipment                                              7,460      7,641
  Leasehold improvements                                               3,214      3,214
                                                                      10,674     10,855
  Less: accumulated depreciation                                      (6,974)    (6,904)
     Net property and equipment                                        3,700      3,951

Other assets                                                             627        594
Goodwill                                                               2,445      2,403
Intangible assets, net                                                   310        315
     Total assets                                                    $31,662    $30,869
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,781    $ 2,527
  Accrued wages and benefits                                           1,525      1,492
  Accrued warranty                                                       926        935
  Accrued sales commissions                                              504        391
  Accrued restructuring and other charges                                185        205
  Other accrued expenses                                               1,365      1,272
  Domestic and foreign income taxes payable                              193        447
  Capital lease obligations                                                7         24
  Deferred rent                                                          118        118
     Total current liabilities                                         7,604      7,411
Capital lease obligations, net of current portion                         21         23
Deferred rent, net of current portion                                    599        629
     Total liabilities                                                 8,224      8,063

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,460,255 and 9,460,255 shares issued, respectively                  95         95
  Additional paid-in capital                                          24,200     25,099
  Retained earnings                                                      383         43
  Accumulated other comprehensive income                                 379        237
  Deferred stock compensation                                              -       (909)
  Treasury stock, at cost; 262,014 and 284,577 shares, respectively   (1,619)    (1,759)
     Total stockholders' equity                                       23,438     22,806
     Total liabilities and stockholders' equity                      $31,662    $30,869
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        2006      2005
                                                                      --------  --------

Net revenues                                                          $13,732    $10,685
Cost of revenues                                                        7,898      7,548
                                                                      -------    -------
      Gross margin                                                      5,834      3,137
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      2,129      2,073
   Engineering and product development expense                          1,289      1,404
   General and administrative expense                                   2,101      2,005
   Restructuring and other charges                                          -        100
                                                                      -------    -------
      Total operating expenses                                          5,519      5,582
                                                                      -------    -------
Operating income (loss)                                                   315     (2,445)
                                                                      -------    -------

Other income (expense):
   Interest income                                                         57         23
   Interest expense                                                        (1)        (3)
   Other                                                                   14         19
                                                                      -------    -------
      Total other income                                                   70         39
                                                                      -------    -------

Earnings (loss) before income taxes                                       385     (2,406)
Income tax expense                                                         45          6
                                                                      -------    -------

      Net earnings (loss)                                             $   340    $(2,412)
                                                                      =======    =======

Net earnings (loss) per common share - basic                            $0.04     $(0.28)

Net earnings (loss) per common share - diluted                          $0.04     $(0.28)

Weighted average common shares outstanding - basic                  8,991,483  8,722,205

Weighted average common and common share
 equivalents outstanding - diluted                                  9,067,697  8,722,205

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                2006       2005
                                                               -------    -------

Net earnings (loss)                                              $340     $(2,412)

Foreign currency translation adjustments                          142        (296)
                                                                 ----     -------

Comprehensive earnings (loss)                                    $482     $(2,708)
                                                                 ====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                     Accumulated
                                   Common Stock  Additional             Other        Deferred                Total
                                ----------------  Paid-In   Retained Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount  Capital   Earnings    Income     Compensation   Stock     Equity
                                --------- ------ ---------- -------- ------------- ------------ -------- -------------

Balance, January 1, 2006        9,460,255  $  95   $25,099    $   43    $  237        $ (909)   $(1,759)     $22,806

Reclassification of deferred
  stock compensation upon
  adoption of SFAS No. 123R             -      -      (909)        -         -           909          -            -

Net earnings                            -      -         -       340         -             -          -          340

Other comprehensive income              -      -         -         -       142             -          -          142

Amortization of deferred
  stock compensation                    -      -        75         -         -             -          -           75

Issuance of 22,563 shares of
  treasury stock to satisfy
  profit sharing liability              -      -       (65)        -         -             -        140           75
                                ---------  -----   -------    ------    ------        ------    -------      -------

Balance, March 31, 2006         9,460,255  $  95   $24,200    $  383    $  379        $    -    $(1,619)     $23,438
                                =========  =====   =======    ======    ======        ======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                         2006       2005
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------    -------
  Net earnings (loss)                                                  $   340    $(2,412)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          383        518
    Foreign exchange loss                                                   21         10
    Deferred compensation relating to stock options                         75         67
    Expense relating to issuance of treasury stock to satisfy
      profit sharing liability                                              75        150
    Loss on disposal of fixed assets                                         6          1
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  336       (248)
      Inventories                                                          (36)       577
      Prepaid expenses and other current assets                            (32)        26
      Other assets                                                         (31)        23
      Accounts payable                                                     223        603
      Accrued wages and benefits                                            28        (95)
      Accrued warranty                                                     (11)       (89)
      Accrued sales commissions                                            108       (154)
      Accrued restructuring and other charges                              (22)      (193)
      Other accrued expenses                                                91        200
      Domestic and foreign income taxes payable                           (260)       (63)
      Deferred rent                                                        (30)       (20)
                                                                       -------    -------
Net cash provided by (used in) operating activities                      1,264     (1,099)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (118)    (1,097)
                                                                       -------    -------
Net cash used in investing activities                                     (118)    (1,097)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements         -        885
  Repayment of capital lease obligations                                   (19)       (25)
                                                                       -------    -------
Net cash provided by (used in) financing activities                        (19)       860
                                                                       -------    -------
Effects of exchange rates on cash                                           33        (67)
                                                                       -------    -------
Net cash provided by (used in) all activities                            1,160     (1,403)
Cash and cash equivalents at beginning of period                         7,295      7,686
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 8,455    $ 6,283
                                                                       =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unvested restricted stock awards forfeited                           $     -    $    24
                                                                       =======    =======
  Cash payments for:
    Domestic and foreign income taxes                                  $   304    $    56
    Interest                                                                 1          3

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005 (our "2005 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $172 and $213 for the three months ended March 31, 2006 and 2005, respectively.

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

Goodwill at both March 31, 2006 and December 31, 2005 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the three months ended March 31, 2006:
Balance - Beginning of period	$2,403
Impact of foreign currency translation	42
Balance - End of period	$2,445

As of March 31, 2006 and December 31, 2005, definite life intangibles totaled $310 and $315, net of accumulated amortization of $167 and $152, respectively. The net book value of these intangibles reflects a $7 increase related to currency during the first quarter of 2006. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of approximately seven years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. Amortization expense for the three months ended March 31, 2006 and 2005 was $12 and $13, respectively. Estimated annual amortization expense for each of the next five years is $49.

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the three months ended March 31, 2006 and 2005 was $132 and $126, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2006:
Balance - Beginning of period	$935
Payments made under product warranty	(141)
Accruals for product warranties issued	132
Balance - End of period	$926

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

For the quarter ended March 31, 2006, we recorded income tax expense of $45 compared to income tax expense of $6 for the same period in 2005. Our effective tax rate was 12% for the first quarter of 2006 compared to 0% for the same period in 2005. The increase in our effective tax rate during the first quarter of 2006 as compared to the same quarter in 2005 primarily reflects that a higher proportion of our taxable income for the first quarter of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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

The table below sets forth for the periods indicated a reconciliation of weighted average common shares outstanding - basic to weighted average common shares outstanding - diluted and the average number of potentially dilutive securities and their respective weighted average exercise prices that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended March 31,
	2006	2005
Weighted average common shares outstanding -- basic	8,991,483	8,722,205
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	76,214	-
Weighted average common shares outstanding -- diluted	9,067,697	8,722,205

Average number of potentially dilutive securities excluded from calculation	365,932	926,466
Weighted average exercise price of excluded securities	$2.92	$2.92

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Standards

On January 1, 2006, we adopted Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs -An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items are recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on normal capacity of the production facilities. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") which amends SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. We adopted Statement No. 123R using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified prospective approach does not allow for the restatement of prior period amounts. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See further disclosures related to our stock-based compensation plans in Note 7.

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. ("FSP FAS 123R-3") FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (the "APIC Pool"), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. FSP FAS 123R-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

(3)  MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 23% of our consolidated net revenues for the three months ended March 31, 2006. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the three months ended March 31, 2006 and 2005, no other customer accounted for 10% or more of our consolidated net revenues.

(4)  INVENTORIES

Inventories held at March 31, 2006 and December 31, 2005 were comprised of the following:
	Mar. 31, 2006	Dec. 31, 2005
Raw materials	$4,659	$4,835
Work in process	547	418
Consigned inventory	246	205
Finished goods	836	777
	$6,288	$6,235

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We also recorded this amount as deferred rent. There have been no similar transactions during 2006. Amortization of deferred rent for the three months ended March 31, 2006 and 2005 was $30 and $20, respectively.

(6)   RESTRUCTURING AND OTHER COSTS

During the fourth quarter of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the fluid ATE market. In mid-November 2004, we announced organization changes and cost structure adjustments (the "2004 Workforce Reduction"). In mid-March 2005, we announced our decision to close our U.K. manufacturing operation (the "UK Operation Closure"). In late July 2005, we made certain cost structure adjustments at our facility in San Jose, California (the "California Workforce Reduction"). The actions taken as a part of these restructuring plans are more fully described in Note 9 to our consolidated financial statements in our 2005 Form 10-K.

During the three months ended March 31, 2005, we recorded restructuring charges totaling $100 for severance and related payments in connection with the UK Operation Closure. During the three months ended March 31, 2006, there were no additional restructuring charges recorded related to any of these actions.

The following table sets forth the changes in the liability for restructuring and other costs for the three months ended March 31, 2006:
U.K. Operation Closure
Balance - December 31, 2005	$205
Severance and other cash payments	(20)
Balance - March 31, 2006	$185

(7)  STOCK-BASED COMPENSATION

As of March 31, 2006, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2005 Form 10-K. As previously mentioned, on January 1, 2006, we adopted SFAS No. 123R. The adoption of SFAS No. 123R did not have a material impact on our results of operations, financial condition or cash flows as we had no unvested stock options outstanding as of December 31, 2005. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. We have not granted any stock options during 2006. As of March 31, 2006, total compensation expense to be recognized in future periods was $834. The weighted average period over which this expense is expected to be recognized is 2.8 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed by APB 25 to account for stock options and provided proforma disclosures, as required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. Under the intrinsic value method, no stock-based employee compensation cost was reflected in the statement of operations when options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
Three Months Ended March 31, 2005
Net loss, as reported	$(2,412)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (1)	67
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(447)
Pro forma net loss	$(2,792)

Net loss per share:
Basic - as reported	$(0.28)
Basic - pro forma	$(0.32)
Diluted - as reported	$(0.28)
Diluted - pro forma _____________________	$(0.32)

(1) Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock compensation expense.

There were no options granted during the quarter ended March 31, 2005.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. During the three months ended March 31, 2006, we recorded compensation expense of $75 related to nonvested shares. Of the compensation expense recognized, approximately $4 was a component of cost of revenues, $3 was a component of selling expense, $4 was a component of engineering and product development expense and $64 was a component of general and administrative expense. There was no compensation expense capitalized in 2006.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2006:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2006	203,750	$ 4.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Nonvested shares outstanding, March 31, 2006	203,750	4.61

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

On April 28, 2006, the Board of Directors, upon the recommendation of the Compensation Committee and a majority of the independent directors, approved the acceleration of the vesting of 7,500 nonvested shares of restricted stock previously granted to two of the directors. One of these directors will be terminating his service effective July 31, 2006 as he will not be standing for re-election at our next annual meeting of stockholders. The other director will be retiring effective November 1, 2006. The acceleration of vesting of these shares will be effective on the last day of service of each of these directors. We do not expect this action to have a material impact on our consolidated financial position, results of operations or cash flows.

Stock Options

On December 14, 2005, the Board of Directors approved the acceleration of the vesting of 42,200 outstanding options with exercise prices ranging from $2.99 to $6.75 per share. At the date of the acceleration of vesting, only 9,000 of these shares were in-the-money by $0.38 per share or a total of $3. These options had been issued to employees during 2001 and 2002 under the 1997 Stock Plan and would otherwise have vested during 2006 and 2007. No compensation expense was required to be recorded in our consolidated financial statements during 2005 related to this action. Upon adoption of SFAS No. 123R, on January 1, 2006, we would have recorded compensation expense of approximately $106 during 2006 and 2007 related to these options had we not accelerated their vesting. Of the total options for which we accelerated the vesting, 12,000 are held by two of our executive officers. None of the other accelerated options are held by our executive officers or directors. As a result of this action, as of December 31, 2005, all of our outstanding options are now exercisable. The Board of Directors accelerated the vesting of these options due to their concern that future compensation expense to be recorded in our financial statements upon the vesting of these options would be significantly in excess of the monetary value that would be ultimately realized by the optionees upon exercise of the underlying stock options due to a number of factors, the most significant of which was the volatility of our common stock share price.

The following table summarizes the stock option activity for the three months ended March 31, 2006:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2006 (629,600 exercisable)	629,600	$ 3.87
Granted	-	-
Exercised	-	-
Forfeited/Expired	(8,750)	3.52
Options outstanding, March 31, 2006 (620,850 exercisable)	620,850	3.87

The following table summarizes information about stock options outstanding at March 31, 2006. All options outstanding at March 31, 2006 are exercisable:
Range of Exercise Prices	Number Outstanding and Exercisable at March 31, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$2.99 - $3.35	390,000	6.51 years	$3.12	$220
$3.61 - $4.25	102,000	4.40 years	$3.99	2
$5.66 - $6.75	128,850	3.36 years	$6.07	-
	620,850		$3.87	$222

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a closing price for our stock of $3.68 at March 31, 2006, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)  EMPLOYEE BENEFIT PLANS

In addition to the employer matching for which employees of one of our subsidiaries, Temptronic Corporation ("Temptronic"), are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $75 were made during the three months ended March 31, 2006 and 2005, respectively. We typically fund these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability. However, during the first quarter of 2005, we funded the obligations for both the third and fourth quarters of 2004.

(9)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). We closed our U.K. manufacturing operation during the quarter ended June 30, 2005. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as Temptronic GmbH (Germany). (This operation was formerly known as inTEST GmbH.) Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley Corporation. (This operation was formerly known as inTEST Sunnyvale Corp. In the first quarter of 2005, we renamed this operation in connection with its relocation from Sunnyvale, California to San Jose, California). Sales of this segment consist primarily of tester interface products which we design, manufacture and market under our TestDesign product line

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers.

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended March 31,
Net revenues from unaffiliated customers	2006	2005
Manipulator/Docking Hardware	$ 7,404	$ 5,066
Temperature Management	5,041	4,948
Tester Interface	1,895	1,156
Intersegment sales	(608)	(485)
	$13,732	$10,685
Intersegment sales:
Manipulator/Docking Hardware	$ 2	$ 3
Temperature Management	385	430
Tester Interface	221	52
	$ 608	$ 485

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION
	Three Months Ended March 31,
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$ 496	$(1,156)
Temperature Management	111	103
Tester Interface	(194)	(1,211)
Corporate	(28)	(142)
	$ 385	$(2,406)
Net earnings (loss):
Manipulator/Docking Hardware	$ 441	$(1,143)
Temperature Management	98	84
Tester Interface	(171)	(1,211)
Corporate	(28)	(142)
	$ 340	$(2,412)
	Mar. 31, 2006	Dec. 31, 2005
Identifiable assets:
Manipulator/Docking Hardware	$18,663	$18,533
Temperature Management	8,935	8,353
Tester Interface	4,064	3,983
	$31,662	$30,869

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2006	2005
Net revenues from unaffiliated customers:
U.S.	$ 9,803	$ 7,112
Europe	1,556	1,798
Asia-Pacific	2,373	1,775
	$13,732	$10,685

	Mar. 31, 2006	Dec. 31, 2005
Long-lived assets:
U.S.	$3,400	$3,629
Europe	251	266
Asia-Pacific	49	56
	$3,700	$3,951

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As discussed more fully in our 2005 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by one or more significant customers or when customer forecasts and general business conditions fluctuate during a quarter.

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
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2006	2005	2005
Manipulator/Docking Hardware	$ 7,404	$ 5,066	$ 8,511
Temperature Management	5,041	4,948	4,536
Tester Interface	1,895	1,156	1,558
Intersegment sales	(608)	(485)	(534)
	$13,732	$10,685	$14,071
Intersegment sales
Manipulator/Docking Hardware	$ 2	$ 3	$ 1
Temperature Management	385	430	413
Tester Interface	221	52	120
	$ 608	$ 485	$ 534
Net revenues from unaffiliated customers
U.S.	$ 9,803	$ 7,112	$ 9,223
Europe	1,556	1,798	1,496
Asia-Pacific	2,373	1,775	3,352
	$13,732	$10,685	$14,071

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total consolidated net revenues increased $3.0 million or 29% during the first quarter of 2006 as compared to the same period in 2005. During the first quarter of 2005, we were in a period of weakened demand that had begun late in the third quarter of 2004 for our manipulator/docking hardware and tester interface product segments. This decline in demand continued throughout the balance of 2004 and into the first quarter of 2005 and eventually affected our temperature management product segment as well.

For the first quarter of 2006 as compared to the same period in 2005, the percentage increase in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 46%, 3% and 52%, respectively. The smaller percentage increase in the sales of our temperature management segment reflects not only the delayed impact of the industry slowdown on this product segment, as previously mentioned, but also the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

Total orders for the quarter ended March 31, 2006 were $15.5 million compared to $13.3 million for the quarter ended December 31, 2005 and $11.4 million for the quarter ended March 31, 2005. While the trends in orders and net revenues improved during 2005 and the first quarter of 2006, demand has not yet returned to the level we experienced in the third quarter of 2004 which we now believe to be the peak of the last up cycle in the ATE industry.

Backlog

At March 31, 2006, our backlog of unfilled orders for all products was approximately $7.8 million compared with approximately $6.0 million at December 31, 2005 and $6.5 million at March 31, 2005. Our backlog includes purchase orders which we have accepted, substantially all of which we expect to deliver in 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the sudden downturn in the second half of 2004, we began the process of restructuring our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In November 2004, we announced organizational changes and cost structure adjustments (the "2004 Workforce Reduction") that gave our divisional general managers increased responsibility for marketing, sales and service, thus allowing us to eliminate certain corresponding central corporate staff. In March 2005, we announced our intention to close our U.K. manufacturing operation (the "U.K. Operation Closure"). We completed the closure of this operation in June 2005. In late July 2005, we made certain cost structure adjustments at our facility in San Jose, California (the "California Workforce Reduction"). The specific actions taken related to these restructuring plans are more fully described in our 2005 Form 10-K.

During the three months ended March 31, 2005, we recorded restructuring charges totaling $100 for severance and related payments in connection with the UK Operation Closure. During the three months ended March 31, 2006, there were no additional restructuring charges recorded related to any of these plans. As of March 31, 2006 accrued restructuring and other charges totaled $185 and represented lease termination costs related to the UK Operation Closure. In accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income from a sub-lease arrangement. At March 31, 2006, we had not sub-leased this facility. If we are unable to sublet this facility as planned, we may incur additional costs related to this facility in future periods.

Both the 2004 Workforce Reduction and the California Workforce Reduction included headcount reductions and salary and benefit adjustments based upon our sales levels at the time of the restructuring. During 2005, we restored some of the salary reductions as sales levels increased in our temperature management segment and in our manipulator/docking hardware segment and we plan to restore an additional portion of the salary reductions during the second quarter of 2006 in our manipulator/docking hardware segment. In addition, if sales levels continue to increase as currently projected, we expect to restore some of the salaries in our tester interface segment in San Jose, CA during the third quarter of 2006, as well as restore the employer match contribution on employee deferrals in our domestic 401(k) Plan. The level of savings we will achieve in

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

future periods as a result of the actions taken related to these restructuring plans will vary if we determine to restore additional portions of the salary and benefits adjustments or if we determine that we need to increase staffing to meet increasing demand.

We believe these actions to reorganize and decentralize our operations will make us a more competitive company and position us to adapt more quickly to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE markets, we intend to continue reviewing and evaluating actions that could better match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $172,000 and $213,000 for the three months ended March 31, 2006 and 2005, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. See, also, "Critical Accounting Policies," below.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the three months ended March 31, 2006 and 2005, our product warranty charges were $132,000 and 126,000, or 1.0%, and 1.2% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See, also, "Critical Accounting Policies," below.

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the three months ended March 31, 2006 and 2005, our OEM sales as a percentage of net revenues were 25% and 23%, respectively.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for fiscal year ended December 31, 2005. Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our Annual Report.

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
	Percentage of Net Revenues
	Quarters Ended March 31,
	2006	2005
Net revenues	100.0%	100.0%
Cost of revenues	57.5	70.6
Gross margin	42.5	29.4
Selling expense	15.5	19.4
Engineering and product development expense	9.4	13.1
General and administrative expense	15.3	18.8
Restructuring and other charges	-	0.9
Operating income (loss)	2.3	(22.8)
Other income	0.5	0.4
Earnings (loss) before income taxes	2.8	(22.4)
Income tax expense	0.3	0.1
Net earnings (loss)	2.5%	(22.5)%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net Revenues. Net revenues were $13.7 million for the quarter ended March 31, 2006 compared to $10.7 million for the same period in 2005, an increase of $3.0 million or 29%. The percentage increase in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 46%, 3% and 52%, respectively, for the first quarter of 2006 as compared to the same period in 2005. As previously discussed, during the first quarter of 2005, the industry was still in a period of weaker demand which had resulted in significant declines in the net revenues of our manipulator/docking hardware and tester interface product segments. While this reduced level of demand eventually impacted our temperature management segment as well, the declines in the net revenues of this product segment during early 2005 were not as significant due to the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the quarter ended March 31, 2006, our net revenues from customers in the U.S. and Asia increased 38% and 34%, respectively, while our net revenues from customers in Europe decreased 14% from the comparable prior quarter. The increases in net revenues from customers in the U.S. and Asia reflect the aforementioned higher level of demand in the first quarter of 2006 as compared to the same period in 2005. The decrease in net revenues from customers in Europe reflects both the aforementioned closure of our U.K. manufacturing operation as well as depreciation of the Euro against the U.S dollar since the end of the first quarter of 2005. When adjusted to eliminate the effect of the change in exchange rates and the revenues of our U.K. operation for 2005, the net revenues from our customers in Europe increased 29% which is similar to the trend experienced by both the U.S. and Asia and reflects higher levels of demand in the industry in the first quarter of 2006 as compared to the same quarter in 2005.

Gross Margin. Gross margin was 43% for the first quarter of 2006 as compared to 29% for the same period in 2005. The increase in gross margin was primarily the result of a decrease in our fixed operating costs both as a percentage of net revenues and in absolute dollar terms. As a percentage of net revenues, our fixed operating costs decreased to 18% for the quarter ended March 31, 2006 from 26% for the same period in 2005. This decrease primarily reflects that these costs were more fully absorbed in 2006 due to the higher net revenue levels. In absolute dollar terms, our fixed operating costs decreased $380,000 during the first quarter of 2006 as compared to the same period in 2005. This decrease primarily represents lower levels of salary expense and depreciation combined with higher utilization rates for our internal machine shop operations in Cherry Hill, New Jersey and San Jose, California. The reduction in salary expense primarily reflects the closure of our U.K. operation and the cost containment initiatives we put into place in the second half of 2005 in our tester interface segment. The reduction in depreciation reflects the lower asset base at March 31, 2006 as compared to March 31, 2005. To a lesser extent, there were also decreases in component material costs and direct labor. The decrease in our component material costs reflects changes in product and customer mix. The reduction in direct labor primarily reflects cost containment initiatives implemented in the second half of 2005.

Selling Expense. Selling expense was relatively unchanged at $2.1 million for both the first quarter of 2006 and 2005. Increases in commissions and fees paid to third parties for installation of our products at customer sites, primarily in Asia, were substantially offset by decreases in advertising and other marketing costs.

Engineering and Product Development Expense. Engineering and product development expense was $1.3 million for the first quarter of 2006 compared to $1.4 million for the comparable prior period, a decrease of $115,000 or 8%. We attribute the decrease primarily to the receipt of a $233,000 reimbursement payment during the first quarter of 2006 for engineering services under a contract with one of the customers of our tester interface product segment. Expenditures for third-party consultants which we had used to assist in new product development efforts during the first quarter of 2005 at this same division also decreased. These decreases were partially offset by higher salary expense and increased spending on research and development materials. The increase in salary expense was primarily due to hiring additional staff at our tester interface and temperature management product segments. The increase in spending on materials was related to various new product development projects in our manipulator/docking hardware and temperature management product segments.

General and Administrative Expense. General and administrative expense was $2.1 million for the first quarter of 2006 compared to $2.0 million for the same period in 2005, an increase of $96,000 or 5%. We attribute the increase primarily to higher levels of spending on third-party consultants who are assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act. To a lesser extent, legal fees related to patent filings increased during the first quarter of 2006 as compared to the same period in 2005. These increases were partially offset by a decrease in expenses relating to the relocation of our tester interface operation to its new facility, which was accomplished during the first quarter of 2005.

Restructuring and Other Charges. We incurred no restructuring and other charges during the first quarter of 2006, whereas we incurred restructuring and other charges of $100,000 during the first quarter of 2005. The restructuring and other charges recorded during the first quarter of 2005 consisted of severance costs resulting from our decision to close our U.K. manufacturing operation.

Other Income. Other income was $70,000 for the first quarter of 2006 compared to $39,000 for the comparable period in 2005, an increase of $31,000 or 80%. The increase in other income was primarily due to an increase in interest income as a result of both higher average cash balances as well as increases in the interest rates earned during the first quarter of 2006 as compared to the same quarter in 2005.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense (Benefit). For the quarter ended March 31, 2006, we recorded income tax expense of $45,000 compared to income tax expense of $6,000 for the same period in 2005. Our effective tax rate was 12% for the first quarter of 2006 compared to 0% for the same period in 2005. The increase in our effective tax rate during the first quarter of 2006 as compared to the same quarter in 2005 primarily reflects that a higher proportion of our taxable income for the first quarter of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2006 was $1.3 million compared to net cash used in operations of $1.1 million for the same period in 2005. The shift to cash provided by operations for the first three months of 2006 from cash used in operations for the same period in 2005 was primarily the result of our $340,000 net earnings in the first three months of 2006 as compared to a net loss of $2.4 million for the same period in 2005. During the three months ended March 31, 2006, depreciation and amortization expense was $383,000 compared to $518,000 for the same period in 2005. This reduction reflects the lower asset base as of March 31, 2006 as compared to March 31, 2005. Accounts receivable increased $336,000 during the first quarter of 2006 due primarily to the timing of sales late in the quarter. Similarly, accounts payable increased $223,000 over the amount at December 31, 2005 due primarily to the timing of purchases late in the first quarter. Domestic and foreign income taxes payable decreased $260,000 compared to the amount at December 31, 2005 due to the payment of income taxes on earnings in 2005 by certain of our foreign operations.

Purchases of property and equipment were $118,000 for the three months ended March 31, 2006. These purchases primarily consisted of computer hardware and software for our facilities in Cherry Hill, New Jersey and San Jose, California as well as purchases of demonstration equipment for our Temptronic operation in Sharon, Massachusetts.

We have no significant commitments for capital expenditures for the balance of 2006, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the three months ended March 31, 2006 was $19,000, which represents payments made under capital lease obligations.

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

We believe that our existing cash balances plus the anticipated cash to be provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, however, the semiconductor industry is highly cyclical and we cannot predict future cycles with certainty. During the first quarter of 2005, we were in a period of significantly weakened demand that had begun in the latter part of 2004. Although we began to see increases in our orders and sales activity during the second quarter of 2005, and have continued to experience improved levels of orders and sales activity during the first quarter of 2006, we cannot be certain that this trend will continue or what the rate of increases or decreases in our quarterly net revenues and bookings will be in future periods. As a result, we may require additional debt or equity financing to meet working capital or capital expenditure needs in the future. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2006, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2005 Report on Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 29% and 33% of consolidated net revenues for the three months ended March 31, 2006 and 2005, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, weaknesses in the banking and equity markets of foreign countries, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 15% and 26% of consolidated net revenues for the three months ended March 31, 2006 and 2005, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their local currencies. Total other comprehensive income (loss) was $142,000 and ($296,000) for the three months ended March 31, 2006 and 2005, respectively, due to cumulative translation adjustments.

As of March 31, 2006 and December 31, 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $4.1 million and $3.4 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $407,000 and $339,000,

inTEST CORPORATION

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of March 31, 2006, we had cash and cash equivalents of $8.5 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2006 would have decreased by less than $20,000. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors as disclosed in that report.

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

10.1* Description of Incentive Component of Executive Officer Compensation for 2006:
         Previously filed as Item 1.01 of the Company's Form 8-K on March 21, 2006,
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

* Indicates document previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
inTEST Corporation
Date:	May 12, 2006	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 12, 2006	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1* Description of Incentive Component of Executive Officer Compensation for 2006:
         Previously filed as Item 1.01 of the Company's Form 8-K on March 21, 2006,
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

* Indicates document previously filed.