Form 10-Q
period 2006-06-30
INTEST CORP
filed 2006-08-11
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2006:

9,249,234

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and six months ended June 30, 2006 and 2005	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2006	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6 - 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24 - 25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Securities Holders	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		26
Index to Exhibits		27

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                       2006       2005
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $10,552    $ 7,295
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $164 and $199, respectively                  11,978      9,443
  Inventories                                                          6,552      6,235
  Refundable domestic income taxes                                        24         24
  Prepaid expenses and other current assets                              560        609
     Total current assets                                             29,666     23,606

Property and equipment:
  Machinery and equipment                                              7,662      7,641
  Leasehold improvements                                               3,256      3,214
                                                                      10,918     10,855
  Less: accumulated depreciation                                      (7,340)    (6,904)
     Net property and equipment                                        3,578      3,951

Other assets                                                             646        594
Goodwill                                                               2,575      2,403
Intangible assets, net                                                   315        315
     Total assets                                                    $36,780    $30,869
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 4,856    $ 2,527
  Accrued wages and benefits                                           1,834      1,492
  Accrued warranty                                                       949        935
  Accrued sales commissions                                              505        391
  Accrued restructuring and other charges                                167        205
  Other accrued expenses                                               1,280      1,272
  Domestic and foreign income taxes payable                              621        447
  Capital lease obligations                                                7         24
  Deferred rent                                                          118        118
     Total current liabilities                                        10,337      7,411
Capital lease obligations, net of current portion                         19         23
Deferred rent, net of current portion                                    570        629
     Total liabilities                                                10,926      8,063

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,466,255 and 9,460,255 shares issued, respectively                  95         95
  Additional paid-in capital                                          24,249     25,099
  Retained earnings                                                    2,325         43
  Accumulated other comprehensive income                                 674        237
  Deferred stock compensation                                              -       (909)
  Treasury stock, at cost; 241,006 and 284,577 shares, respectively   (1,489)    (1,759)
     Total stockholders' equity                                       25,854     22,806
     Total liabilities and stockholders' equity                      $36,780    $30,869
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2006      2005        2006      2005
                                               --------  --------    --------  --------
Net revenues                                   $18,889    $12,155    $32,621    $22,840
Cost of revenues                                10,509      7,937     18,407     15,485
                                               -------    -------    -------    -------
      Gross margin                               8,380      4,218     14,214      7,355
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,593      2,406      4,722      4,479
   Engineering and product development
     expense                                     1,159      1,532      2,448      2,936
   General and administrative expense            2,303      1,973      4,404      3,978
   Restructuring and other charges                   -        320          -        420
                                               -------    -------    -------    -------
      Total operating expenses                   6,055      6,231     11,574     11,813
                                               -------    -------    -------    -------
Operating income (loss)                          2,325     (2,013)     2,640     (4,458)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  71        100        128        123
   Interest expense                                  -         (2)        (1)        (5)
   Other                                            34          3         48         22
                                               -------    -------    -------    -------
      Total other income                           105        101        175        140
                                               -------    -------    -------    -------
Earnings (loss) before income taxes              2,430     (1,912)     2,815     (4,318)
Income tax expense (benefit)                       488       (119)       533       (113)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $ 1,942    $(1,793)   $ 2,282    $(4,205)
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                   $0.22     $(0.21)     $0.25     $(0.48)

Weighted average common shares
 outstanding-basic                           9,014,751  8,745,042  9,003,181  8,733,687

Net earnings (loss) per common
 share - diluted                                 $0.21     $(0.21)     $0.25     $(0.48)

Weighted average common and common
 share equivalents outstanding-diluted       9,123,570  8,745,042  9,095,788  8,733,687

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          ------------------   ----------------
                                            2006      2005      2006     2005
                                           ------    -------   ------   -------

Net earnings (loss)                        $1,942    $(1,793)  $2,282   $(4,205)

Foreign currency translation adjustments      295       (351)     437      (647)
                                           ------    -------   ------   -------

Comprehensive earnings (loss)              $2,237    $(2,144)  $2,719   $(4,852)
                                           ======    =======   ======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other        Deferred                Total
                                ---------------- Paid-In    Retained  Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount Capital    Earnings     Income     Compensation   Stock     Equity
                                --------- ------ -------- ----------- ------------- ------------ -------- -------------

Balance, January 1, 2006        9,460,255  $  95  $25,099    $   43      $  237        $ (909)   $(1,759)     $22,806

Reclassification of deferred
  stock compensation upon
  adoption of SFAS No. 123R             -      -     (909)        -           -           909          -            -

Net earnings                            -      -        -     2,282           -             -          -        2,282

Other comprehensive income              -      -        -         -         437             -          -          437

Stock options exercised             6,000      -       18         -           -             -          -           18

Amortization of deferred
  stock compensation                    -      -      161         -           -             -          -          161

Issuance of 43,571 shares of
  treasury stock to satisfy
  profit sharing liability              -      -     (120)        -           -             -        270          150
                                ---------  -----  -------    ------      ------       -------    -------      -------

Balance, June 30, 2006          9,466,255  $  95  $24,249    $2,325      $  674       $     -    $(1,489)     $25,854
                                =========  =====  =======    ======      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2006       2005
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 2,282    $(4,205)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          760      1,019
    Foreign exchange loss                                                   24         57
    Deferred compensation relating to restricted stock                     161        131
    Expense relating to issuance of treasury stock to satisfy
     profit sharing liability                                              150        225
    (Gain) loss on disposal of fixed assets                                  6         (8)
    Proceeds from sale of demonstration equipment, net of gain               2          3
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (2,356)    (1,277)
      Inventories                                                         (268)       576
      Refundable domestic income taxes                                       -        699
      Prepaid expenses and other current assets                             56        388
      Other assets                                                         (37)        32
      Accounts payable                                                   2,229        995
      Accrued wages and benefits                                           320       (160)
      Accrued warranty                                                       8       (166)
      Accrued sales commissions                                            105        (33)
      Accrued restructuring and other charges                              (52)        (9)
      Other accrued expenses                                                (1)       236
      Domestic and foreign income taxes payable                            158       (183)
      Deferred rent                                                        (59)       (48)
                                                                       -------    -------
Net cash provided by (used in) operating activities                      3,488     (1,728)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (348)    (1,247)
                                                                       -------    -------
Net cash used in investing activities                                     (348)    (1,247)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements         -        854
  Repayment of capital lease obligations                                   (21)       (52)
  Proceeds from stock options exercised                                     18          -
                                                                       -------    -------
Net cash provided by (used in) financing activities                         (3)       802
                                                                       -------    -------
Effects of exchange rates on cash                                          120       (156)
                                                                       -------    -------
Net cash provided by (used in) all activities                            3,257     (2,329)
Cash and cash equivalents at beginning of period                         7,295      7,686
                                                                       -------    -------

Cash and cash equivalents at end of period                             $10,552    $ 5,357
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unvested restricted stock awards forfeited                             $     -    $    24
                                                                       =======    =======
Restricted stock awards granted                                        $     -    $    16
                                                                       =======    =======

Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   377    $  (636)
  Interest                                                                   1          2

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $281 and $467 for the six months ended June 30, 2006 and 2005, respectively.

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

Goodwill at both June 30, 2006 and December 31, 2005 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the six months ended June 30, 2006:
Balance - Beginning of period	$2,403
Impact of foreign currency translation	172
Balance - End of period	$2,575

As of both June 30, 2006 and December 31, 2005, definite life intangibles totaled $315, net of accumulated amortization of $189 and $152, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of approximately seven years. They are technology based and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the six months ended June 30, 2006:
Balance - Beginning of period	$315
Amortization	(24)
Impact of foreign currency translation	24
Balance - End of period	$315

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the six months ended June 30, 2006 and 2005 was $262 and $261, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2006:
Balance - Beginning of period	$935
Payments made under product warranty	(248)
Accruals for product warranties issued	262
Balance - End of period	$949

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

For the six months ended June 30, 2006, we recorded income tax expense of $533 compared to an income tax benefit of $113 for the same period in 2005. Our effective tax rate was 19% for the first half of 2006 compared to (3)% for the same period in 2005. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for the first half of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. In addition, the income tax benefit recorded during the first six months of 2005 included a tax benefit related to a domestic income tax refund we received during the second quarter of 2005. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 19%.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding -- basic	9,014,751	8,745,042	9,003,181	8,733,687
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	108,819	-	92,607	-
Weighted average common shares outstanding -- diluted	9,123,570	8,745,042	9,095,788	8,733,687

Average number of potentially dilutive securities excluded from calculation	346,516	925,312	356,224	925,889
Weighted average exercise price of excluded securities	$2.86	$2.91	$2.89	$2.92

Recently Adopted Accounting Standards

On January 1, 2006, we adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under SFAS No. 151, such items are recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on normal capacity of the production facilities. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") which amends SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and previously allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. We adopted Statement No. 123R using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified prospective approach does not allow for the restatement of prior period amounts. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See further disclosures related to our stock-based compensation plans in Note 7.

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123R-3"). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (the "APIC Pool"), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. FSP FAS 123R-3 is effective immediately. The adoption of the FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption. The impact from adoption of FIN 48, if any, on our consolidated financial position or our results of operations has not yet been determined.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 23% of our consolidated net revenues for the six months ended June 30, 2006. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the six months ended June 30, 2006 and 2005, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at June 30, 2006 and December 31, 2005 were comprised of the following:
	June 30, 2006	Dec. 31, 2005
Raw materials	$5,183	$4,835
Work in process	709	418
Consigned inventory	302	205
Finished goods	358	777
	$6,552	$6,235

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We also recorded this amount as deferred rent. There have been no similar transactions during 2006. Amortization of deferred rent for the six months ended June 30, 2006 and 2005 was $59 and $48, respectively.

(6)   RESTRUCTURING AND OTHER CHARGES

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the fluid ATE market. The specific actions taken and the related costs incurred as a part of our various restructuring plans are more fully described in Note 9 to our consolidated financial statements in our 2005 Form 10-K.

As of December 31, 2005, the only restructuring plan which was not completed was the closure of our U.K. manufacturing operation (the "U.K. Operation Closure"). We announced the closure of this operation in mid-March 2005 and ceased manufacturing operations at this facility during the second quarter of 2005. During the six months ended June 30, 2005, in connection with this plan, we recorded restructuring charges totaling $420 which consisted of $234 for severance and related payments and $186 for lease termination costs. During the six months ended June 30, 2006, no additional restructuring charges were recorded relating to this plan. However, in accordance with SFAS No. 146, our accrual for lease termination costs includes an estimate of future rental income that could be received if we were to enter into a sub-lease arrangement. At June 30, 2006, we had not sub-leased this facility. If we are unable to sublet this facility as planned, we may incur additional costs related to this facility in future periods.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)   RESTRUCTURING AND OTHER CHARGES (Continued)

The following table sets forth the changes in the liability for restructuring and other costs for the six months ended June 30, 2006:
U.K. Operation Closure
Balance - December 31, 2005	$205
Cash payments related to lease obligations	(38)
Balance - June 30, 2006	$167

(7)  STOCK-BASED COMPENSATION

As of June 30, 2006, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2005 Form 10-K. As previously mentioned in Note 2, "Recently Adopted Accounting Standards," on January 1, 2006, we adopted SFAS No. 123R. The adoption of SFAS No. 123R did not have a material impact on our results of operations, financial condition or cash flows as we had no unvested stock options outstanding as of December 31, 2005. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. We have not granted any stock options during 2006. As of June 30, 2006, total compensation expense to be recognized in future periods was $499. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.5 years.

Prior to the adoption of SFAS No. 123R, we used the intrinsic value method prescribed by APB Opinion No. 25 to account for stock options and provided proforma disclosures, as required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures. Under the intrinsic value method, no stock-based employee compensation cost was reflected in the statement of operations when options granted under our stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,793)	$(4,205)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects (1)	64	131
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(122)	(249)
Pro forma net loss	$(1,851)	$(4,323)

Net loss per share:
Basic - as reported	$(0.21)	$(0.48)
Basic - proforma	$(0.21)	$(0.49)
Diluted - as reported	$(0.21)	$(0.48)
Diluted - proforma _____________________	$(0.21)	$(0.49)

(1) Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock compensation expense.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

The fair value for stock options granted during the first six months of 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Risk-free interest rate	3.89%
Dividend yield	0.00%
Expected common stock market price volatility factor	.99
Weighted average expected life of stock options	5 years

The per share weighted average fair value of stock options granted during the first six months of 2005 was $2.45.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. During the six months ended June 30, 2006, we recorded compensation expense of $161 related to nonvested shares. Of the compensation expense recognized, approximately $9 was a component of cost of revenues, $6 was a component of selling expense, $9 was a component of engineering and product development expense and $137 was a component of general and administrative expense. There was no compensation expense capitalized in 2006.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2006:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2006	203,750	$4.61
Granted	7,500	3.75
Vested	(1,250)	3.25
Forfeited	(7,500)	4.80
Nonvested shares outstanding, June 30, 2006	202,500	$4.58

The total fair value of the shares which vested during the six months ended June 30, 2006 was $5.

On May 2, 2006, the Board of Directors approved the acceleration of the vesting of 7,500 nonvested shares of restricted stock previously granted to two of the directors. One of these directors will be terminating his service effective August 2, 2006 as he will not be standing for re-election at our next annual meeting of stockholders. The other director will be retiring effective November 1, 2006. The acceleration of vesting of these shares will be effective on the last day of service of each of these directors. This action did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

The following table summarizes the stock option activity for the six months ended June 30, 2006:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2006 (629,600 exercisable)	629,600	$ 3.87
Granted	-	-
Exercised	(6,000)	2.99
Forfeited/Expired	(12,550)	4.27
Options outstanding, June 30, 2006 (611,050 exercisable)	611,050	3.87

The total intrinsic value of the options exercised during the six months ended June 30, 2006 was $8.

The following table summarizes information about stock options outstanding at June 30, 2006. All options outstanding at June 30, 2006 are exercisable:
Range of Exercise Prices	Number Outstanding and Exercisable at June 30, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	384,000	6.28 years	$3.12	$381
$3.61 - $4.25	102,000	4.15 years	$3.99	19
$5.66 - $6.75	125,050	3.18 years	$6.08	-
	611,050		$3.87	$400

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a closing price for our stock of $4.11 at June 30, 2006, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

(8)  EMPLOYEE BENEFIT PLANS

In addition to the employer matching for which employees of one of our subsidiaries, Temptronic Corporation ("Temptronic"), are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $150 were made during the six months ended June 30, 2006 and 2005, respectively. Through June 30, 2006, we had made a total of $600 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability. However, during the first quarter of 2005, we funded the obligations for both the third and fourth quarters of 2004.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)

The Manipulator/Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). We closed our U.K. manufacturing operation during the quarter ended June 30, 2005. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we market, but which are manufactured by third parties.

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

The following table provides information about our segments for the three and six months ended June 30, 2006 and 2005:
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2006	2005	2006	2005
Manipulator/Docking Hardware	$11,454	$ 4,996	$18,858	$10,062
Temperature Management	5,545	5,444	10,586	10,392
Tester Interface	2,667	2,292	4,562	3,448
Intersegment sales	(777)	(577)	(1,385)	(1,062)
	$18,889	$12,155	$32,621	$22,840
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ (3)	$ 3	$ -
Temperature Management	515	499	900	929
Tester Interface	261	81	482	133
	$777	$577	$1,385	$1,062
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$1,907	$(1,115)	$2,403	$(2,271)
Temperature Management	295	92	406	195
Tester Interface	275	(773)	81	(1,984)
Corporate	(47)	(116)	(75)	(258)
	$2,430	$(1,912)	$2,815	$(4,318)
Net earnings (loss):
Manipulator/Docking Hardware	$1,521	$(1,074)	$1,962	$(2,217)
Temperature Management	231	132	329	216
Tester Interface	237	(735)	66	(1,946)
Corporate	(47)	(116)	(75)	(258)
	$1,942	$(1,793)	$2,282	$(4,205)
			June 30, 2006	Dec. 31, 2005
Identifiable assets:
Manipulator/Docking Hardware			$22,511	$18,533
Temperature Management			9,691	8,353
Tester Interface			4,578	3,983
			$36,780	$30,869

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues from unaffiliated customers:
U.S.	$12,447	$ 9,137	$22,250	$16,249
Europe	1,909	1,151	3,465	2,949
Asia-Pacific	4,533	1,867	6,906	3,642
	$18,889	$12,155	$32,621	$22,840

			June 30, 2006	Dec. 31, 2005
Long-lived assets:
U.S.			$3,288	$3,629
Europe			249	266
Asia-Pacific			41	56
			$3,578	$3,951

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our 2005 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are pulled in, pushed out or canceled by one or more significant customers or when customer forecasts and general business conditions fluctuate during a quarter.

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

Net Revenues and Orders

The following table sets forth, for the periods indicated, the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2006	2005	2006	2006	2005
Manipulator/Docking Hardware	$11,454	$ 4,996	$ 7,404	$18,858	$10,062
Temperature Management	5,545	5,444	5,041	10,586	10,392
Tester Interface	2,667	2,292	1,895	4,562	3,448
Intersegment sales	(777)	(577)	(608)	(1,385)	(1,062)
	$18,889	$12,155	$13,732	$32,621	$22,840
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ (3)	$ 2	$ 3	$ -
Temperature Management	515	499	385	900	929
Tester Interface	261	81	221	482	133
	$777	$577	$608	$1,385	$1,062
Net revenues from unaffiliated customers:
U.S.	$12,447	$ 9,137	$ 9,803	$22,250	$16,249
Europe	1,909	1,151	1,556	3,465	2,949
Asia-Pacific	4,533	1,867	2,373	6,906	3,642
	$18,889	$12,155	$13,732	$32,621	$22,840

During the second quarter of 2006, total consolidated net revenues increased $5.2 million or 38% over the level experienced in the first quarter of the year and $6.7 million or 55% over the level experienced in the same quarter in 2005. During the second quarter of 2006, both our order and sales activity remained strong as the semiconductor industry continued to be in a period of expansion. In contrast, during the first half of 2005 the industry was in a period of weakened demand, which was much more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management segment. We attribute the smaller impact of the industry slowdown on our temperature management product segment primarily to the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test.

Total orders for the quarter ended June 30, 2006 were $20.4 million compared to $15.5 million for the quarter ended March 31, 2006 and $12.2 million for the quarter ended June 30, 2005. For our manipulator/docking hardware, temperature management and tester interface product segments, total orders for the quarter ended June 30, 2006 increased 34%, 19% and 60%, respectively, over the first quarter of 2006 and 103%, 31% and 43%, respectively over the second quarter of 2005.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Backlog

At June 30, 2006, our backlog of unfilled orders for all products was approximately $9.4 million compared with approximately $7.8 million at March 31, 2006 and $6.6 million at June 30, 2005. Our backlog includes orders which we have accepted, substantially all of which we expect to deliver in 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Organizational Changes and Restructuring Charges

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the fluid ATE market. The most recent actions (during late 2004 and 2005) included organizational changes which allowed us to eliminate certain central corporate staff as well as workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our divisions. In addition, during periods of significant weakened demand, such as in late 2004, we also implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we have then reinstated (or plan to reinstate) as warranted by increases in our sales levels and profitability. The various restructuring plans implemented in recent years, including the specific actions taken and costs incurred, are more fully described in our 2005 Form 10-K.

During the first six months of 2006, we did not implement any additional restructuring plans. However, on April 1, 2006, we restored the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated certain employee benefits and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years.

We believe the actions taken in recent years to reorganize and decentralize our operations have made us a more competitive company and have positioned us to adapt more quickly to new market challenges and opportunities through continued research and development as well as strategic merger and acquisition activities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE market, we intend to continue reviewing and evaluating actions that could better match our operating costs against our anticipated future revenue and product demand as we pursue additional growth opportunities.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $281,000 and $467,000 for the six months ended June 30, 2006 and 2005, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. See, also, "Critical Accounting Policies," below.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the six months ended June 30, 2006 and 2005, our product warranty charges were $262,000 and $261,000, or 0.8%, and 1.1% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See, also, "Critical Accounting Policies," below.

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2006 and 2005, our OEM sales as a percentage of net revenues were 24% and 23%, respectively.

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

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," "anticipates" or similar terminology. These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2005 Form 10-K. Material changes to such "risk factors" may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2005 Form 10-K.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.6	65.3	56.4	67.8
Gross margin	44.4	34.7	43.6	32.2
Selling expense	13.7	19.8	14.5	19.6
Engineering and product development expense	6.2	12.6	7.5	12.9
General and administrative expense	12.2	16.2	13.5	17.4
Restructuring and other charges	0.0	2.7	0.0	1.8
Operating income (loss)	12.3	(16.6)	8.1	(19.5)
Other income	0.6	0.8	0.5	0.6
Earnings (loss) before income taxes	12.9	(15.8)	8.6	(18.9)
Income tax expense (benefit)	2.6	(1.0)	1.6	(0.5)
Net earnings (loss)	10.3%	(14.8)%	7.0%	(18.4)%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net Revenues. Net revenues were $18.9 million for the quarter ended June 30, 2006 compared to $12.2 million for the same period in 2005, an increase of $6.7 million or 55%. During this time period, the percentage increases in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 129%, 2% and 9%, respectively. As previously mentioned, during the second quarter of 2006, we experienced increased levels of both sales and order activity as the industry continued to be in a period of recovery. In contrast, during the second quarter of 2005 the industry was in a period of weakened demand, which was much more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management segment. We attribute the larger percentage increase in the sales of our manipulator/docking hardware product segment primarily to a significant increase in sales to customers in Asia, including significantly increased demand for certain third-party products sold by our subsidiary in Japan. We attribute the smaller percentage increase in the revenues of our temperature management product segment primarily to the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside semiconductor test. Finally, we attribute the lower percentage increase for our tester interface product segment to the fact that the recovery in demand has been slower to occur for this segment.

During the quarter ended June 30, 2006, our net revenues from customers in the U.S., Europe and Asia increased 36%, 66% and 143%, respectively, as compared to the same period in 2005. The lower percentage increase from customers in the U.S. reflects the fact that most of our temperature management product segment sales are included in this region, and, as previously discussed, the sales of this product segment do not tend to fluctuate as significantly with the industry cycles as the sales of our other product segments. In addition, our tester interface product sales are also included in this region, and, as previously discussed, this segment has been slower to experience the recovery in the ATE industry. The higher percentage increase in net revenues from customers in Asia primarily reflects the aforementioned demand for certain third-party products sold by our Japanese subsidiary.

Gross Margin. Gross margin was 44% for the second quarter of 2006 as compared to 35% for the same period in 2005. The increase in gross margin was primarily the result of a decrease in our fixed operating costs both as a percentage of net revenues and in absolute dollar terms. As a percentage of net revenues, our fixed operating costs decreased to 13% for the quarter ended June 30, 2006 from 21% for the same period in 2005. This decrease primarily reflects that these costs were more fully absorbed in 2006 due to the higher net revenue levels. In absolute dollar terms, our fixed operating costs decreased $184,000 during the second quarter of 2006 as compared to the same period in 2005. This decrease primarily represents lower levels of depreciation and maintenance expense as well as reduced salary and benefit expense for operations staff. The reduction in depreciation expense reflects the lower asset base at June 30, 2006 as compared to June 30, 2005. The decrease in salary and benefits expense reflects both the closure of our U.K. manufacturing operation and the cost containment initiatives we put into place in the second half of 2005 in our tester interface product segment. To a lesser extent, there were also decreases in direct labor and obsolescence expense both as a percentage of net revenues and in absolute dollar terms for the second quarter of 2006 as compared to the same quarter of 2005. These decreases were partially offset by an increase in component material costs during the second quarter of 2006 as compared to the same quarter in 2005. The increase in component material costs primarily reflects changes in product and customer mix.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $2.6 million for the second quarter of 2006 compared to $2.4 million for the same period in 2005, an increase of $187,000 or 8%. The increase was primarily driven by higher commission expense, which reflects the higher sales levels in 2006 as compared to 2005. To a lesser extent, there were also increases in travel costs and fees paid to third parties for installation of our products at customer sites, primarily in Asia. These increases were partially offset by a decrease in expenditures related to certain limited duration marketing programs that were in place in early 2005 in our temperature management product segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.2 million for the second quarter of 2006 compared to $1.5 million for the comparable prior period, a decrease of $373,000 or 24%. We attribute the decrease primarily to the receipt of reimbursement payments totaling $467,000 during the second quarter of 2006 for engineering services under a contract with one of the customers of our tester interface product segment. Under this contract we received payments based on achieving various milestones (as defined in the contract) related to specified product redesign activities. This contract has ended and no further payments will be received. To a lesser extent, during the second quarter of 2006, there was also a decrease in expenditures for third-party consultants which we had used to assist in new product development efforts during the second quarter of 2005 for our tester interface product segment. These decreases were partially offset by higher salary and benefits expense and increased spending on research and development materials during the second quarter of 2006 as compared to the same period in 2005. The increase in salary and benefits expense was due to hiring additional staff at our tester interface and temperature management product segments as well as the restoration of salaries for certain staff in our manipulator/docking hardware product segment on April 1, 2006, as previously discussed. The increase in spending on materials was related to various new product development projects primarily in our manipulator/docking hardware and temperature management product segments.

General and Administrative Expense. General and administrative expense was $2.3 million for the second quarter of 2006 compared to $2.0 million for the same period in 2005, an increase of $330,000 or 17%. The increase was primarily driven by an increase in salary and benefits expense. The increase in salary and benefits expense reflects the aforementioned restoration of salaries in our manipulator/docking hardware segment as well as the accrual of performance based bonuses related to our positive results for the quarter. This increase was partially offset by a reduction in professional fees.

Restructuring and Other Charges. We incurred no restructuring and other charges during the second quarter of 2006, whereas we incurred restructuring and other charges of $320,000 during the second quarter of 2005. The restructuring and other charges recorded during the second quarter of 2005 consisted of severance and lease termination costs resulting from our decision to close our U.K. manufacturing operation.

Other Income. Other income was $105,000 for the second quarter of 2006 compared to $101,000 for the comparable period in 2005, an increase of $4,000 or 4%. Decreases in foreign exchange losses were partially offset by lower interest income in the second quarter of 2006 as compared to the same quarter of 2005. The second quarter of 2005 included $79,000 in interest related to a domestic tax refund received during the quarter. No similar interest was received during 2006.

Income Tax Expense (Benefit). For the quarter ended June 30, 2006, we recorded income tax expense of $488,000 compared to an income tax benefit of $119,000 for the same period in 2005. Our effective tax rate was 20% for the second quarter of 2006 compared to (6)% for the same period in 2005. The increase in our effective tax rate during the second quarter of 2006 as compared to the same quarter in 2005 reflects that a higher proportion of our taxable income for the second quarter of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. In addition, the income tax benefit recorded during the second quarter of 2005 included a tax benefit related to a domestic income tax refund we received during the quarter. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 19%.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Revenues. Net revenues were $32.6 million for the six months ended June 30, 2006 compared to $22.8 million for the same period in 2005, an increase of $9.8 million or 43%. During this time period, the percentage increases in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 87%, 2% and 23%, respectively. We attribute the increase in our consolidated net revenues to the aforementioned higher demand in the first half of 2006 as compared to the same period in 2005. We attribute the larger percentage increase in the sales of our manipulator/docking hardware product segment primarily to a significant increase in sales to customers in Asia, and the smaller percentage increase in our temperature management product segment to the fact that this segment is less affected by the cyclical nature of the ATE industry, as previously discussed. Finally, we attribute the lower percentage increase for our tester interface product segment to the fact that the recovery in demand has been slower to occur for this segment.

During the six months ended June 30, 2006, our net revenues from customers in the U.S., Europe and Asia increased 37%, 18% and 90%, respectively, as compared to the same period in 2005. The lower percentage increase from customers in the U.S. reflects the fact that most of our temperature management product segment sales are included in this region, and, as previously discussed, the sales of this product segment do not tend to fluctuate as significantly with the industry cycles as the sales of our other product segments. In addition, our tester interface product sales are also included in this region, and, as previously discussed, this segment has been slower to experience the recovery in the ATE industry. The lower percentage increase from customers in Europe primarily reflects the closure of our U.K. operation in mid-2005. As a result of closing this operation, orders that would have been filled by this operation during 2006 were shipped instead from one of our other divisions, some of which are located outside of Europe. The higher percentage increase in net revenues from customers in Asia primarily reflects the aforementioned significantly increased demand for certain third-party products sold by our Japanese subsidiary.

Gross Margin. Gross margin was 44% for the first six months of 2006 as compared to 32% for the same period in 2005. The increase in gross margin was primarily the result of a decrease in our fixed operating costs both as a percentage of net revenues and in absolute dollar terms. As a percentage of net revenues, our fixed operating costs decreased to 15% for the six months ended June 30, 2006 from 24% for the same period in 2005. This decrease primarily reflects that these costs were more fully absorbed in 2006 due to the significantly higher net revenue levels. In absolute dollar terms, our fixed operating costs decreased $564,000 during the first half of 2006 as compared to the same period in 2005. This decrease primarily represents lower levels of depreciation and salary and benefits expense, and, to a lesser extent, a reduction in insurance premiums and higher utilization rates for our internal machine shop operations at our Cherry Hill, New Jersey and San Jose, California facilities. The reduction in depreciation expense reflects the lower asset base at June 30, 2006 as compared to June 30, 2005. The decrease in salary and benefits expense reflects both the closure of our U.K. manufacturing operation and the cost containment initiatives we put into place in the second half of 2005 in our tester interface product segment. There were also decreases in direct labor and obsolescence expense both as a percentage of net revenues and in absolute dollar terms for the first half of 2006 as compared to the same period in 2005. These decreases were partially offset by an increase in component material costs during the first half of 2006 as compared to the same period in 2005. The increase in component material costs primarily reflects changes in product and customer mix.

Selling Expense. Selling expense was $4.7 million for the first half of 2006 as compared to $4.5 million for the same period in 2005, an increase of $243,000 or 5%. The increase was primarily driven by higher commission expense which reflects the higher sales levels in 2006 as compared to 2005. To a lesser extent there were also increases in travel costs and fees paid to third parties for installation of our products at customer sites, primarily in Asia. These increases were partially offset by a decrease in expenditures related to certain limited duration marketing programs that were in place in early 2005 in our temperature management product segment.

Engineering and Product Development Expense. Engineering and product development expense was $2.4 million for the first six months of 2006 compared to $2.9 million for the same period in 2005, a decrease of $488,000 or 17%. We attribute the decrease primarily to the aforementioned receipt of reimbursement payments for engineering services by our tester interface product segment during the first half of 2006, which totaled $700,000. In addition, there was a decrease in expenditures for third-party consultants during the first half of 2006 as compared to the same period in 2005. These decreases were partially offset by higher salary and benefits expense and increased spending on research and development materials during the first six months of 2006 as compared to the same period in 2005. The increase in salary and benefits expense was due to hiring additional staff at our tester interface and temperature management product segments as well the aforementioned restoration of

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

salaries in our manipulator/docking hardware product segment. The increase in spending on materials was related to various new product development projects primarily in our manipulator/docking hardware and temperature management product segments.

General and Administrative Expense. General and administrative expense was $4.4 million for the first six months of 2006 compared to $4.0 million for the same period in 2005, an increase of $426,000 or 11%. The increase was primarily driven by an increase in salary and benefits expense which reflects the aforementioned restoration of salaries in our manipulator/docking hardware product segment as well as the accrual of performance based bonuses related to our positive results for the first six months of 2006. To a lesser extent, there were also increases in the level of professional fees in the first half of 2006 as compared to the same period in 2005. These increases included higher levels of spending on third-party consultants who are assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act and an increase in legal fees related to patent filings.

Restructuring and Other Charges. We incurred no restructuring and other charges during the first six months of 2006, whereas we incurred restructuring and other charges of $420,000 during the same period in 2005. The restructuring and other charges recorded during 2005 consisted of severance and lease termination costs resulting from our decision to close our U.K. manufacturing operation.

Other Income. Other income was $175,000 for the six months ended June 30, 2006 compared to $140,000 for the comparable period in 2005, an increase of $35,000 or 25%. The increase primarily reflects a reduction in foreign exchange losses during the first half of 2006 as compared to the same period in 2005.

Income Tax Expense (Benefit). For the six months ended June 30, 2006, we recorded income tax expense of $533,000 compared to an income tax benefit of $113,000 for the same period in 2005. Our effective tax rate was 19% for the first half of 2006 compared to (3)% for the same period in 2005. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for the first half of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. In addition, the income tax benefit recorded during the first six months of 2005 included a tax benefit related to a domestic income tax refund we received during the second quarter of 2005. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 19%.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2006 was $3.5 million compared to net cash used in operations of $1.7 million for the same period in 2005. The shift to cash provided by operations for the first six months of 2006 from cash used in operations for the same period in 2005 was primarily the result of our $2.3 million net earnings in the first six months of 2006 as compared to a net loss of $4.2 million for the same period in 2005. During the six months ended June 30, 2006, depreciation and amortization expense was $760,000 compared to $1.0 million for the same period in 2005. This reduction reflects the lower asset base as of June 30, 2006 as compared to June 30, 2005. Accounts receivable increased $2.4 million during the first six months of 2006 as a result of the significantly higher net revenue levels. Similarly, accounts payable increased $2.2 million over the amount at December 31, 2005 which also reflects the increase in the level of business during the first half of 2006. Accrued wages and benefits increased $320,000 during the first six months of 2006 reflecting higher accrued vacation and the accrual of performance based bonuses in 2006. Inventories increased $268,000 reflecting the increased order activity during the first six months of 2006.

Purchases of property and equipment were $348,000 for the six months ended June 30, 2006. These purchases primarily consisted of computer hardware and software for our three domestic facilities as well as purchases of demonstration equipment for our Temptronic operation in Sharon, Massachusetts and quality assurance testing equipment for our facility in San Jose, California. We also purchased two vehicles for our operation in Cherry Hill, New Jersey.

We have no significant commitments for capital expenditures for the balance of 2006, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net cash used in financing activities for the six months ended June 30, 2006 was $3,000, which represents payments made under capital lease obligations of $21,000 and proceeds from stock options exercised of $18,000.

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

We believe that our existing cash balance of $10.6 million plus the anticipated cash to be provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, however, the semiconductor industry is highly cyclical and we cannot predict future cycles with certainty. We cannot be certain that the positive trends in our revenues and net earnings will continue or what the rate of increase or decrease in our quarterly net revenues and bookings will be in future periods. As a result, we may require additional debt or equity financing to meet working capital or capital expenditure needs in the future. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2006, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2005 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 32% and 31% of consolidated net revenues for the six months ended June 30, 2006 and 2005, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, weaknesses in the banking and equity markets of foreign countries, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 20% of consolidated net revenues for both the six months ended June 30, 2006 and 2005. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their local currencies. Total other comprehensive income (loss) was $437,000 and ($647,000) for the six months ended June 30, 2006 and 2005, respectively, due to changes in accumulated translation adjustments.

As of June 30, 2006 and December 31, 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $5.3 million and $3.4 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $529,000 and $339,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of June 30, 2006, we had cash and cash equivalents of $10.6 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2006 would have decreased by less than $44,000. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our 2005 Form 10-K. There have been no material changes from the risk factors as disclosed in that report.

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

10.1* Description of Compensation Arrangements with Certain Executive Officers:
          Previously filed as Item 1.01 of the Company's Form 8-K on May 4, 2006,
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

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	August 11, 2006	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 11, 2006	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1* Description of Compensation Arrangements with Certain Executive Officers:
          Previously filed as Item 1.01 of the Company's Form 8-K on May 4, 2006,
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

* Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officer participates.