Form 10-Q
period 2006-09-30
INTEST CORP
filed 2006-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2006:

9,298,705

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2006 and 2005	3
	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2006	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6 - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25 - 26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Securities Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28
Index to Exhibits		28

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       2006       2005
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $12,060    $ 7,295
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $172 and $199, respectively                  10,695      9,443
  Inventories                                                          6,792      6,235
  Refundable domestic income taxes                                        24         24
  Prepaid expenses and other current assets                              967        609
     Total current assets                                             30,538     23,606

Property and equipment:
  Machinery and equipment                                              7,829      7,641
  Leasehold improvements                                               3,256      3,214
                                                                      11,085     10,855
  Less: accumulated depreciation                                      (7,682)    (6,904)
     Net property and equipment                                        3,403      3,951

Other assets                                                             646        594
Goodwill                                                               2,556      2,403
Intangible assets, net                                                   300        315
     Total assets                                                    $37,443    $30,869
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 4,387    $ 2,527
  Accrued wages and benefits                                           2,039      1,492
  Accrued warranty                                                       945        935
  Accrued sales commissions                                              455        391
  Accrued restructuring and other charges                                143        205
  Other accrued expenses                                               1,278      1,272
  Domestic and foreign income taxes payable                            1,029        447
  Capital lease obligations                                                7         24
  Deferred rent                                                          118        118
     Total current liabilities                                        10,401      7,411
Capital lease obligations, net of current portion                         18         23
Deferred rent, net of current portion                                    540        629
     Total liabilities                                                10,959      8,063

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,489,655 and 9,460,255 shares issued, respectively                  95         95
  Additional paid-in capital                                          24,375     25,099
  Retained earnings                                                    2,833         43
  Accumulated other comprehensive income                                 559        237
  Deferred stock compensation                                              -       (909)
  Treasury stock, at cost; 223,021 and 284,577 shares, respectively   (1,378)    (1,759)
     Total stockholders' equity                                       26,484     22,806
     Total liabilities and stockholders' equity                      $37,443    $30,869
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2006      2005        2006      2005
                                               --------  --------    --------  --------
Net revenues                                   $16,566    $16,448    $49,187    $39,288
Cost of revenues                                 9,659      9,979     28,066     25,464
                                               -------    -------    -------    -------
      Gross margin                               6,907      6,469     21,121     13,824
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,232      2,545      6,954      7,024
   Engineering and product development
     expense                                     1,662      1,522      4,110      4,458
   General and administrative expense            2,097      1,912      6,501      5,890
   Restructuring and other charges                   -         28          -        448
                                               -------    -------    -------    -------
      Total operating expenses                   5,991      6,007     17,565     17,820
                                               -------    -------    -------    -------
Operating income (loss)                            916        462      3,556     (3,996)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  98         27        226        150
   Interest expense                                 (3)        (6)        (4)       (11)
   Other                                             6         33         54         55
                                               -------    -------    -------    -------
      Total other income                           101         54        276        194
                                               -------    -------    -------    -------
Earnings (loss) before income taxes              1,017        516      3,832     (3,802)
Income tax expense                                 509        123      1,042         10
                                               -------    -------    -------    -------
      Net earnings (loss)                      $   508    $   393    $ 2,790    $(3,812)
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                   $0.06      $0.05      $0.31     $(0.44)

Weighted average common shares
 outstanding-basic                           9,053,603  8,823,979  9,020,173  8,764,115

Net earnings (loss) per common
 share - diluted                                 $0.06      $0.04      $0.31     $(0.44)

Weighted average common and common
 share equivalents outstanding-diluted       9,264,809  8,911,672  9,152,747  8,764,115

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended  Nine Months Ended
                                               Sept. 30,          Sept. 30,
                                          ------------------  -----------------
                                            2006      2005      2006     2005
                                           ------    ------    ------   -------

Net earnings (loss)                        $  508    $  393    $2,790   $(3,812)

Foreign currency translation adjustments     (115)      (56)      322      (703)
                                           ------    ------    ------   -------

Comprehensive earnings (loss)              $  393    $  337    $3,112   $(4,515)
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
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other        Deferred                Total
                                ---------------- Paid-In    Retained  Comprehensive    Stock     Treasury Stockholders'
                                 Shares   Amount Capital    Earnings     Income     Compensation   Stock     Equity
                                --------- ------ -------- ----------- ------------- ------------ -------- -------------

Balance, January 1, 2006        9,460,255  $  95  $25,099    $   43      $  237        $ (909)   $(1,759)     $22,806

Reclassification of deferred
  stock compensation upon
  adoption of SFAS No. 123R             -      -     (909)        -           -           909          -            -

Net earnings                            -      -        -     2,790           -             -          -        2,790

Other comprehensive income              -      -        -         -         322             -          -          322

Stock options exercised            29,400      -       98         -           -             -          -           98

Amortization of deferred
  stock compensation                    -      -      243         -           -             -          -          243

Issuance of 61,556 shares of
  treasury stock to satisfy
  profit sharing liability              -      -     (156)        -           -             -        381          225
                                ---------  -----  -------    ------      ------       -------    -------      -------

Balance, September 30, 2006     9,489,655  $  95  $24,375    $2,833      $  559       $     -    $(1,378)     $26,484
                                =========  =====  =======    ======      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2006       2005
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 2,790    $(3,812)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,128      1,463
    Foreign exchange loss                                                   88         54
    Deferred compensation relating to restricted stock                     243        204
    Expense relating to issuance of treasury stock to satisfy
     profit sharing liability                                              225        300
    Gain on disposal of fixed assets                                       (11)        (7)
    Proceeds from sale of demonstration equipment, net of gain               2         10
    Changes in assets and liabilities:
      Trade accounts and notes receivable                               (1,182)    (3,526)
      Inventories                                                         (516)     2,159
      Refundable domestic income taxes                                       -        699
      Prepaid expenses and other current assets                           (361)         5
      Other assets                                                         (51)       102
      Accounts payable                                                   1,738      2,215
      Accrued wages and benefits                                           535         42
      Accrued warranty                                                       5       (255)
      Accrued sales commissions                                             57        133
      Accrued restructuring and other charges                              (79)      (123)
      Other accrued expenses                                                 3        309
      Domestic and foreign income taxes payable                            576       (163)
      Deferred rent                                                        (88)       (79)
                                                                       -------    -------
Net cash provided by (used in) operating activities                      5,102       (270)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (551)    (1,337)
  Proceeds from sale of property and equipment                              38          -
                                                                       -------    -------
Net cash used in investing activities                                     (513)    (1,337)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements         -        854
  Repayment of capital lease obligations                                   (22)       (78)
  Proceeds from stock options exercised                                     98         44
                                                                       -------    -------
Net cash provided by financing activities                                   76        820
                                                                       -------    -------
Effects of exchange rates on cash                                          100       (175)
                                                                       -------    -------
Net cash provided by (used in) all activities                            4,765       (962)
Cash and cash equivalents at beginning of period                         7,295      7,686
                                                                       -------    -------

Cash and cash equivalents at end of period                             $12,060    $ 6,724
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unvested restricted stock awards forfeited                             $     -    $    24
                                                                       =======    =======
Restricted stock awards granted                                        $     -    $    16
                                                                       =======    =======
Release of contingent shares related to prior acquisition              $     -    $   360
                                                                       =======    =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   451    $  (529)
  Interest                                                                   4         11

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $128 and $559 for the quarters ended September 30, 2006 and 2005, respectively, and $409 and $1,026 for the nine months ended September 30, 2006 and 2005, respectively.

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

Goodwill at both September 30, 2006 and December 31, 2005 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2006:
Balance - Beginning of period	$2,403
Impact of foreign currency translation	153
Balance - End of period	$2,556

As of September 30, 2006 and December 31, 2005, definite life intangibles totaled $300 and $315, respectively, net of accumulated amortization of $200 and $152, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of approximately seven years. They are technology based and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the nine months ended September 30, 2006:
Balance - Beginning of period	$315
Amortization	(37)
Impact of foreign currency translation	22
Balance - End of period	$300

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense for the quarters ended September 30, 2006 and 2005 was $99 and $164, respectively. Warranty expense for the nine months ended September 30, 2006 and 2005 was $361 and $425, respectively. Warranty expense is included in selling expense in the consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2006 and 2005:
	2006	2005
Balance - Beginning of period	$935	$1,216
Payments made under product warranty	(351)	(696)
Accruals for product warranties issued	361	425
Balance - End of period	$945	$ 945

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

For the nine months ended September 30, 2006, we recorded income tax expense of $1,042 compared to $10 for the same period in 2005. Our effective tax rate was 27% for the first nine months of 2006 compared to 0% for the same period in 2005. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for the first nine months of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. In addition, during the first nine months of 2005 we recorded an income tax benefit related to a domestic income tax refund we received during the second quarter of 2005. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 27%.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Weighted average common shares outstanding -- basic	9,053,603	8,823,979	9,020,173	8,764,115
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	211,206	87,693	132,574	-
Weighted average common shares outstanding -- diluted	9,264,809	8,911,672	9,152,747	8,764,115
Average number of potentially dilutive securities excluded from calculation	125,050	465,625	279,166	772,467
Weighted average exercise price of excluded securities	$6.08	$2.66	$3.37	$2.86

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

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") which amends SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and previously allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. We adopted SFAS No. 123R using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified prospective approach does not allow for the restatement of prior period amounts. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See further disclosures related to our stock-based compensation plans in Note 7.

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

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3 ("EITF 06-3"), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. We do not expect the adoption of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.

(3)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 22% and 16% of our consolidated net revenues for the nine months ended September 30, 2006 and 2005, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the nine months ended September 30, 2006 and 2005, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at September 30, 2006 and December 31, 2005 were comprised of the following:
	Sept. 30, 2006	Dec. 31, 2005
Raw materials	$5,231	$4,835
Work in process	755	418
Consigned inventory	238	205
Finished goods	568	777
	$6,792	$6,235

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We also recorded this amount as deferred rent. There have been no similar transactions during 2006. Amortization of deferred rent for the nine months ended September 30, 2006 and 2005 was $88 and $79, respectively.

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

As of December 31, 2005, the only restructuring plan which was not completed was the closure of our U.K. manufacturing operation (the "U.K. Operation Closure"). We announced the closure of this operation in mid-March 2005 and ceased manufacturing operations at this facility during the second quarter of 2005. During the nine months ended September 30, 2005, in connection with this plan, we recorded restructuring charges totaling $413 which consisted of $234 for severance and related payments and $179 for lease termination costs. In the quarter ended September 30, 2005 we also recorded restructuring charges totaling $35 for severance and related costs resulting from the termination of six employees at our facility in San Jose, California. Our facility in San Jose is the headquarters for our tester interface product segment.

During the nine months ended September 30, 2006, no additional restructuring charges were recorded. However, in accordance with SFAS No. 146, our accrual for lease termination costs related to the U.K. Operation Closure includes an estimate of future rental income that could be received if we were to enter into a sub-lease arrangement. At September 30, 2006, we had not sub-leased this facility. If we are unable to sublet this facility as planned, we may incur additional costs related to this facility in future periods.

The following table sets forth the changes in the liability for restructuring and other costs for the nine months ended September 30, 2006:
U.K. Operation Closure
Balance - December 31, 2005	$205
Cash payments related to lease obligations	(62)
Balance - September 30, 2006	$143

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION

As of September 30, 2006, we have certain stock-based employee compensation plans that are described more fully in Note 13 to our consolidated financial statements in our 2005 Form 10-K. As previously mentioned in Note 2, "Recently Adopted Accounting Standards," on January 1, 2006, we adopted SFAS No. 123R. The adoption of SFAS No. 123R did not have a material impact on our results of operations, financial condition or cash flows as we had no unvested stock options outstanding as of December 31, 2005. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. We have not granted any stock options during 2006. As of September 30, 2006, total compensation expense to be recognized in future periods was $658. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.3 years.

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

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the three and nine months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
	Three Months Ended Sept. 30, 2005	Nine Months Ended Sept. 30, 2005
Net earnings (loss), as reported	$ 393	$(3,812)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects (1)	72	203
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(102)	(351)
Pro forma net earnings (loss)	$ 363	$(3,960)

Net earnings (loss) per share:
Basic - as reported	$0.05	$(0.44)
Basic - proforma	$0.04	$(0.45)
Diluted - as reported	$0.04	$(0.44)
Diluted - proforma _____________________	$0.04	$(0.45)
(1)	Due to the valuation allowance provided on our net deferred tax assets, we have not recorded any tax benefits attributable to stock compensation expense.

The fair value for stock options granted during the first nine months of 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Risk-free interest rate	3.89%
Dividend yield	0.00%
Expected common stock market price volatility factor	.99
Weighted average expected life of stock options	5 years

The per share weighted average fair value of stock options granted during the first nine months of 2005 was $2.45.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. During the nine months ended September 30, 2006, we recorded compensation expense of $243 related to nonvested shares. Of the compensation expense recognized, approximately $14 was a component of cost of revenues, $9 was a component of selling expense, $13 was a component of engineering and product development expense and $207 was a component of general and administrative expense. There was no compensation expense capitalized in 2006.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2006:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2006	203,750	$4.61
Granted	7,500	3.75
Vested	(5,000)	3.63
Forfeited	(7,500)	4.80
Nonvested shares outstanding, September 30, 2006	198,750	$4.59

The total fair value of the shares which vested during the nine months ended September 30, 2006 was $18.

On May 2, 2006, the Board of Directors approved the acceleration of the vesting of 7,500 nonvested shares of restricted stock previously granted to two of our directors. One of these directors terminated his service effective August 2, 2006 as he did not stand for re-election at our 2006 Annual Meeting of Stockholders. The other director will be retiring effective November 1, 2006. The acceleration of vesting of these shares is effective on the last day of service of each of these directors. This action did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

The following table summarizes the stock option activity for the nine months ended September 30, 2006:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2006 (629,600 exercisable)	629,600	$ 3.87
Granted	-	-
Exercised	(29,400)	3.33
Forfeited/Expired	(17,550)	4.01
Options outstanding, September 30, 2006 (582,650 exercisable)	582,650	3.89

The total intrinsic value of the options exercised during the nine months ended September 30, 2006 was $57.

The following table summarizes information about stock options outstanding at September 30, 2006. All options outstanding at September 30, 2006 are exercisable:
Range of Exercise Prices	Number Outstanding and Exercisable at Sept. 30, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	366,000	6.08 years	$3.12	$ 960
$3.61 - $4.25	91,600	3.85 years	$4.00	159
$5.66 - $6.75	125,050	2.93 years	$6.08	2
	582,650		$3.89	$1,121

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a closing price for our stock of $5.74 at September 30, 2006, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

(8)  EMPLOYEE BENEFIT PLANS

In addition to the employer matching for which employees of one of our subsidiaries, Temptronic Corporation ("Temptronic"), are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $225 were made during the nine months ended September 30, 2006 and 2005, respectively. Through September 30, 2006, we had made a total of $675 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability. However, during the first quarter of 2005, we funded the obligations for both the third and fourth quarters of 2004.

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

The following table provides information about our segments for the three and nine months ended September 30, 2006 and 2005:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2006	2005	2006	2005
Manipulator/Docking Hardware	$ 9,657	$10,265	$28,515	$20,327
Temperature Management	6,129	5,039	16,715	15,431
Tester Interface	1,533	1,772	6,095	5,220
Intersegment sales	(753)	(628)	(2,138)	(1,690)
	$16,566	$16,448	$49,187	$39,288
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ -	$ 4	$ -
Temperature Management	734	521	1,634	1,450
Tester Interface	18	107	500	240
	$753	$628	$2,138	$1,690
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$ 748	$1,234	$3,151	$(1,037)
Temperature Management	807	90	1,213	285
Tester Interface	(629)	(633)	(548)	(2,617)
Corporate	91	(175)	16	(433)
	$1,017	$516	$3,832	$(3,802)
Net earnings (loss):
Manipulator/Docking Hardware	$328	$1,128	$2,290	$(1,089)
Temperature Management	554	73	883	289
Tester Interface	(465)	(633)	(399)	(2,579)
Corporate	91	(175)	16	(433)
	$508	$ 393	$2,790	$(3,812)
			Sept. 30, 2006	Dec. 31, 2005
Identifiable assets:
Manipulator/Docking Hardware			$23,410	$18,533
Temperature Management			10,417	8,353
Tester Interface			3,616	3,983
			$37,443	$30,869

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Net revenues from unaffiliated customers:
U.S.	$11,109	$11,422	$33,359	$27,671
Europe	1,342	1,605	4,807	4,554
Asia-Pacific	4,115	3,421	11,021	7,063
	$16,566	$16,448	$49,187	$39,288

			Sept. 30, 2006	Dec. 31, 2005
Long-lived assets:
U.S.			$3,118	$3,629
Europe			242	266
Asia-Pacific			43	56
			$3,403	$3,951

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
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2006	2005	2006	2006	2005
Manipulator/Docking Hardware	$ 9,657	$10,265	$11,454	$28,515	$20,327
Temperature Management	6,129	5,039	5,545	16,715	15,431
Tester Interface	1,533	1,772	2,667	6,095	5,220
Intersegment sales	(753)	(628)	(777)	(2,138)	(1,690)
	$16,566	$16,448	$18,889	$49,187	$39,288
Intersegment sales:
Manipulator/Docking Hardware	$ 1	$ -	$ 1	$ 4	$ -
Temperature Management	734	521	515	1,634	1,450
Tester Interface	18	107	261	500	240
	$753	$628	$777	$2,138	$1,690
Net revenues from unaffiliated customers:
U.S.	$11,109	$11,422	$12,447	$33,359	$27,671
Europe	1,342	1,605	1,909	4,807	4,554
Asia-Pacific	4,115	3,421	4,533	11,021	7,063
	$16,566	$16,448	$18,889	$49,187	$39,288

During the third quarter of 2006, total consolidated net revenues decreased $2.3 million or 12% from the level experienced in the second quarter of 2006. In the second quarter of 2006, we had several customers place large orders which were booked and shipped during the second quarter. This led to a particularly strong second quarter of 2006. Consequently, as we entered the third quarter, we anticipated that the third quarter would not be as strong as the second quarter had been. The decline, however, was larger than expected in our tester interface and manipulator/docking hardware product segments. We attribute the larger than expected decline in net revenues to a general slow down in demand from several of our major customers. The decline within our manipulator/docking hardware product segment was partially offset by continued strong demand for certain third party products we distribute through our operation in Japan, which is included in this segment. In contrast to the larger than expected declines in the net revenues of our manipulator/docking hardware and tester interface segments, we experienced stronger than expected demand in our temperature management product segment during the third quarter of 2006, which we attribute primarily to increased demand for our ThermoChuck line of products.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

On a consolidated basis, total orders for the quarter ended September 30, 2006 were $13.0 million compared to $20.4 million for the quarter ended June 30, 2006 and $16.7 million for the quarter ended September 30, 2005. For our manipulator/docking hardware, temperature management and tester interface product segments, total orders for the quarter ended September 30, 2006 were $7.1 million, $4.7 million and $1.2 million, respectively compared to $11.9 million, $5.8 million and $2.7 million, respectively, for the second quarter of 2006 and $11.1 million, $3.9 million and $1.7 million, respectively, for the third quarter of 2005. We believe the decline in our orders during the quarter ended September 30, 2006 indicates that we have entered the down portion of this business cycle. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At September 30, 2006, our backlog of unfilled orders for all products was approximately $5.8 million compared with approximately $9.4 million at June 30, 2006 and $6.8 million at September 30, 2005. Our backlog includes orders which we have accepted, substantially all of which we expect to deliver in 2006. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Organizational Changes and Restructuring Charges

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the fluid ATE market. The most recent actions (during late 2004 and 2005) included organizational changes which allowed us to eliminate certain central corporate staff as well as workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our locations. In addition, during periods of significant weakened demand, such as in late 2004, we also implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we have reinstated as warranted by increases in our sales levels and profitability. The various restructuring plans implemented in recent years, including the specific actions taken and costs incurred, are more fully described in our 2005 Form 10-K.

During the first nine months of 2006, we did not implement any additional restructuring plans. However, on April 1, 2006, we restored the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated certain employee benefits and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years.

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

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $128,000 and $559,000 for the quarters ended September 30, 2006 and 2005, respectively. We incurred charges for excess and obsolete inventory of $409,000 and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively. The level of these charges was based upon a variety of factors including changes in demand for our products and new product designs. See, also, "Critical Accounting Policies," below.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the quarters ended September 30, 2006 and 2005, our product warranty charges were $99,000 and $164,000, or 0.6%, and 1.0% of net revenues, respectively. For the nine months ended September 30, 2006 and 2005, our product warranty charges were $361,000 and $425,000, or 0.7%, and 1.1% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See, also, "Critical Accounting Policies," below.

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2006 and 2005, our OEM sales as a percentage of net revenues were 23% and 22%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.3	60.7	57.1	64.8
Gross margin	41.7	39.3	42.9	35.2
Selling expense	13.5	15.5	14.1	17.9
Engineering and product development expense	10.0	9.2	8.4	11.4
General and administrative expense	12.7	11.6	13.2	15.0
Restructuring and other charges	0.0	0.2	0.0	1.1
Operating income (loss)	5.5	2.8	7.2	(10.2)
Other income	0.6	0.3	0.6	0.5
Earnings (loss) before income taxes	6.1	3.1	7.8	(9.7)
Income tax expense	3.0	0.7	2.1	0.0
Net earnings (loss)	3.1%	2.4%	5.7%	(9.7)%

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net Revenues. Net revenues were $16.6 million for the quarter ended September 30, 2006 compared to $16.4 million for the same period in 2005, an increase of $118,000 or less than 1%. During this time period, the net revenues (net of intersegment sales) of our manipulator/docking hardware and tester interface product segments decreased 6% and 9%, respectively, while the net revenues of our temperature management product segment increased 19%. For our manipulator/docking hardware and tester interface product segments, the decrease in net revenues compared to 2005 reflects the general slow down in demand from several of the major customers of these segments during the third quarter of 2006. The resulting decline in the net revenues of our manipulator/docking hardware product segment was partially offset by continued strong demand for certain third party products we distribute through our subsidiary in Japan, which is included in this segment. For our temperature management product segment, the increase in net revenues for the third quarter of 2006 as compared to the same period in 2005 reflects not only strong demand, particularly for our ThermoChuck products, but also the fact that this segment had seen somewhat of a decline in demand in the second half of 2005 that was not experienced by our other two product segments. As previously mentioned, the level of orders for all of our product segments declined during the third quarter of 2006 as compared to the second quarter of 2006, and we cannot be certain what the level of our orders or net revenues will be in any future period.

During the quarter ended September 30, 2006, our net revenues from customers in the U.S. and Europe decreased 3% and 16%, respectively, while our net revenues from customers in Asia increased 20% as compared to the same period in 2005. The lower percentage decrease from customers in the U.S. reflects the fact that most of our temperature management product segment sales are included in this region. The aforementioned increase in this segment's sales served to offset some of the decrease in the net revenues from the U.S. customers of our other two product segments. The increase in net revenues from customers in Asia primarily reflects the aforementioned demand for certain third-party products sold by our Japanese subsidiary.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin was 42% for the quarter ended September 30, 2006 compared to 39% for the same period in 2005. We attribute the increase in gross margin primarily to a decrease in the level of charges for excess and obsolete inventory during the third quarter of 2006 as compared to the same period in 2005. The factors which can affect the level of our charges for excess and obsolete inventory in any given quarter are more fully discussed above under the section entitled "Excess and Obsolete Inventory Charges". This decrease was partially offset by an increase in operations expense, primarily as a result of higher levels of salary and benefits expense during the third quarter of 2006 compared to the same period in 2005. The higher salary and benefits expense reflects the actions taken April 1 and July 1, 2006 to restore and increase certain salaries and reinstate certain benefits.

Selling Expense. Selling expense was $2.2 million for the quarter ended September 30, 2006 compared to $2.5 million for the same period in 2005, a decrease of $313,000 or 12%. The decrease was primarily driven by lower levels of commissions in our manipulator/docking hardware product segment which we attribute to changes in product and customer mix, combined with a reduction in spending on certain limited duration marketing programs that were in place in early 2005 in our temperature management product segment. These decreases were partially offset by an increase in travel costs which reflects increased business development efforts and attendance at trade shows in 2006 as compared to 2005.

Engineering and Product Development Expense. Engineering and product development expense was $1.7 million for the quarter ended September 30, 2006 compared to $1.5 million for the same period in 2005, an increase of $140,000 or 9%. The increase primarily reflects higher salary and benefits expense as a result of both additional headcount and the aforementioned restoration of certain salaries and benefits. In addition, spending on research and development materials increased, primarily for our manipulator/docking hardware product segment. These increases were partially offset by a reduction in expenditures for third-party consultants retained to assist in new product development efforts during the third quarter of 2005 for our tester interface product segment.

General and Administrative Expense. General and administrative expense was $2.1 million for the quarter ended September 30, 2006 compared to $1.9 million for the same period in 2005, an increase of $185,000 or 10%. The increase was primarily driven by an increase in salary and benefits expense and accruals for performance based bonuses. The increase in salary and benefits expense reflects the restoration of certain salaries and benefits, as previously discussed. The increase in accruals for performance based bonuses is a function of our positive results for the quarter. These increases were partially offset by a reduction in the level of legal fees and other professional services.

Restructuring and Other Charges. We incurred no restructuring and other charges during the quarter ended September 30, 2006, whereas we incurred restructuring and other charges of $28,000 during the same period in 2005. The restructuring and other charges recorded during the third quarter of 2005 consisted primarily of severance and related costs associated with a workforce reduction at our facility in San Jose, California.

Other Income. Other income was $101,000 for the quarter ended September 30, 2006 compared to $54,000 for the comparable period in 2005, an increase of $47,000 or 87%. We attribute the increase primarily to higher interest income which was the result of both higher average cash balances and an increase in the rate of return earned on such balances. To a lesser extent, we also recorded gains related to the disposal of certain fixed assets. These increases were partially offset by a $48,000 increase in foreign exchange transaction losses during the quarter.

Income Tax Expense (Benefit). For the quarter ended September 30, 2006, we recorded income tax expense of $509,000 compared to $123,000 for the same period in 2005. Our effective tax rate was 50% for the third quarter of 2006 compared to 24% for the same period in 2005. The increase in our effective tax rate during the third quarter of 2006 as compared to the same quarter in 2005 reflects that a higher proportion of our taxable income for the third quarter of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 27%.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Revenues. Net revenues were $49.2 million for the nine months ended September 30, 2006 compared to $39.3 million for the same period in 2005, an increase of $9.9 million or 25%. During this time period, the percentage increases in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 40%, 8% and 12%, respectively. We attribute the increase in our consolidated net revenues primarily to higher level of demand in the first nine months of 2006 as compared to the same period in 2005. We attribute the larger percentage increase in the sales of our manipulator/docking hardware product segment primarily to the increase in sales to customers in Asia, as previously discussed. Although our consolidated net revenues increased during the first nine months of 2006 as compared to the same period in 2005, the level of orders for all of our product segments declined during the third quarter of 2006 as compared to the second quarter of 2006, and we cannot be certain what the level of our orders or net revenues will be in any future period.

During the nine months ended September 30, 2006, our net revenues from customers in the U.S., Europe and Asia increased 21%, 6% and 56%, respectively, as compared to the same period in 2005. The lower percentage increase from customers in Europe primarily reflects the closure of our U.K. operation in mid-2005. As a result of closing this operation, orders that would have been filled by this operation during 2006 were shipped instead from one of our other operations, some of which are located outside of Europe. The higher percentage increase in net revenues from customers in Asia primarily reflects the increased demand for certain third-party products sold by our Japanese subsidiary.

Gross Margin. Gross margin was 43% for the first nine months of 2006 compared to 35% for the same period in 2005. The increase in gross margin was primarily the result of a decrease in our fixed operating costs both as a percentage of net revenues and in absolute dollar terms, as well as a reduction in the level of charges for excess and obsolete inventory. As a percentage of net revenues, our fixed operating costs decreased to 15% for the nine months ended September 30, 2006 from 20% for the same period in 2005. This decrease primarily reflects that these costs were more fully absorbed in 2006 due to the significantly higher net revenue levels. In absolute dollar terms, our fixed operating costs decreased $383,000 during the first nine months of 2006 as compared to the same period in 2005. This decrease primarily represents lower levels of depreciation, and, to a lesser extent, a reduction in insurance premiums and higher utilization rates for our internal machine shop operations at our Cherry Hill, New Jersey and San Jose, California facilities. The reduction in depreciation expense reflects the lower asset base at September 30, 2006 as compared to September 30, 2005.

Selling Expense. Selling expense was $7.0 million for the first nine months of 2006 and 2005. Increases in travel costs and fees paid to third parties for installation of our products at customer sites, primarily in Asia, were offset by a decrease in expenditures related to certain limited duration marketing programs that were in place in early 2005 in our temperature management product segment.

Engineering and Product Development Expense. Engineering and product development expense was $4.1 million for the first nine months of 2006 compared to $4.5 million for the same period in 2005, a decrease of $348,000 or 8%. We attribute the decrease primarily to the receipt of reimbursement payments totaling $700,000 during the first and second quarters of 2006 for engineering services under a contract with one of the customers of our tester interface product segment. Under this contract we received payments based on achieving various milestones (as defined in the contract) related to specified product redesign activities. This contract ended during the second quarter of 2006 and no further payments will be received. In addition, expenditures for third-party consultants decreased during the first nine months of 2006 as compared to the same period in 2005. These third-party consultants had been retained to assist in new product development efforts during 2005 for our tester interface product segment. These decreases were partially offset by higher salary and benefits expense and increased spending on research and development materials during the first nine months of 2006 as compared to the same period in 2005. The increase in salary and benefits expense was due to hiring additional staff at our tester interface and temperature management product segments as well the restoration of certain salaries and benefits. The increase in staff at our tester interface product segment primarily related to the engineering services contract previously discussed. When this contract ended, these individuals were either terminated or, in some cases, re-assigned to other projects. The increase in spending on materials was related to various new product development projects primarily in our manipulator/docking hardware and temperature management product segments.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

General and Administrative Expense. General and administrative expense was $6.5 million for the first nine months of 2006 compared to $5.9 million for the same period in 2005, an increase of $611,000 or 10%. The increase was primarily driven by an increase in salary and benefits expense which reflects the restoration of certain salaries and benefits in April and July 2006 as well as the accrual of performance based bonuses due to our positive results for the first nine months of 2006.

Restructuring and Other Charges. We incurred no restructuring and other charges during the first nine months of 2006, whereas we incurred restructuring and other charges of $448,000 during the same period in 2005. The restructuring and other charges recorded during 2005 consisted primarily of severance and lease termination costs resulting from our decision to close our U.K. manufacturing operation. These charges also included a small amount of severance and related costs associated with a workforce reduction at our facility in San Jose, California

Other Income. Other income was $276,000 for the nine months ended September 30, 2006 compared to $194,000 for the comparable period in 2005, an increase of $82,000 or 42%. The increase primarily reflects higher interest income which was the result of both higher average cash balances and an increase in the rate of return earned on such balances.

Income Tax Expense (Benefit). For the nine months ended September 30, 2006, we recorded income tax expense of $1.0 million compared to $10,000 for the same period in 2005. Our effective tax rate was 27% for the first nine months of 2006 compared to 0% for the same period in 2005. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for the first nine months of 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. In addition, during the first nine months of 2005 we recorded an income tax benefit related to a domestic income tax refund we received during the second quarter of 2005. Our current estimate is that our consolidated effective income tax rate for 2006 will be approximately 27%.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2006 was $5.1 million compared to net cash used in operations of $270,000 for the same period in 2005. The shift to cash provided by operations for the first nine months of 2006 from cash used in operations for the same period in 2005 was primarily the result of our $2.8 million net earnings in the first nine months of 2006 as compared to a net loss of $3.8 million for the same period in 2005. During the nine months ended September 30, 2006, depreciation and amortization expense was $1.1 million compared to $1.5 million for the same period in 2005. This reduction reflects the lower asset base as of September 30, 2006 as compared to September 30, 2005. Accounts receivable increased $1.2 million during the first nine months of 2006 as a result of the higher net revenue levels. Similarly, accounts payable increased $1.7 million over the amount at December 31, 2005 which also reflects the increase in the level of business during the first nine months of 2006. Domestic and foreign income taxes payable increased $576,000 as a result of the accrual of income taxes on the earnings of our foreign operations where we do not have net operating loss carryforwards to offset these liabilities. Accrued wages and benefits increased $535,000 during the first nine months of 2006 reflecting higher accrued vacation and the accrual of performance based bonuses in 2006. Inventories increased $516,000 reflecting the increased order activity during the first nine months of 2006. Prepaid expenses and other current assets increased $361,000 primarily as a result of an increase in prepaid insurance as most of our corporate insurance policies renew in July each year.

Purchases of property and equipment were $551,000 for the nine months ended September 30, 2006. These purchases primarily consisted of computer hardware and software for our three domestic facilities as well as purchases of demonstration equipment for our temperature management segment and quality assurance testing equipment for our tester interface segment. We also purchased two vehicles for our manipulator/docking hardware segment. Proceeds from the sale of property and equipment were $38,000 for the nine months ended September 30, 2006. We have no significant commitments for capital expenditures for the balance of 2006, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net cash from financing activities for the nine months ended September 30, 2006 was $76,000, which represents proceeds from stock options exercised of $98,000 offset by payments made under capital lease obligations of $22,000. We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2007.

We believe that our existing cash balance of $12.1 million plus the anticipated cash to be provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, however, the semiconductor industry is highly cyclical and we cannot predict future cycles with certainty. We cannot be certain what the rate of increase or decrease in our quarterly net revenues and bookings will be in future periods. As a result, we may require additional debt or equity financing to meet working capital or capital expenditure needs in the future. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2006, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2005 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 32% and 30% of consolidated net revenues for the nine months ended September 30, 2006 and 2005, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks, including political and economic instability of foreign countries, the imposition of financial and operational controls or regulatory restrictions by foreign governments, the need to comply with a variety of U.S. and foreign export and import laws, weaknesses in the banking and equity markets of foreign countries, trade restrictions, changes in tariffs and taxes, longer payment cycles, fluctuations in foreign currency exchange rates, and the greater difficulty of administering business abroad. We cannot predict whether quotas, duties, taxes or other charges or restrictions will be implemented by the U.S. or any other country upon the importation or exportation of our products in the future. Any of these factors or the adoption of restrictive policies could have a material adverse effect on our business, financial condition or results of operations.

Net revenues denominated in foreign currencies were 21% and 19% of consolidated net revenues for the nine months ended September 30, 2006 and 2005, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our results of operations.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their local currencies. Total other comprehensive income was $322,000 for the nine months ended September 30, 2006 compared to other comprehensive loss of $703,000 for the same period in 2005, due to changes in accumulated translation adjustments.

As of September 30, 2006 and December 31, 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $5.6 million and $3.4 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $563,000 and $339,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of September 30, 2006, we had cash and cash equivalents of $12.1 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2006 would have decreased by less than $72,000. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level. We noted, however, one aspect of our disclosure controls and procedures required improvement. In particular, after the end of the period covered by this Report, it was determined that the revenue from a sale in our tester interface product segment was improperly booked on September 30, 2006. We had delivered the goods to a shipping agent on September 30, 2006, but the carrier did not pick up the goods from the shipping agent until October 2, 2006. Consequently, the revenue from this sale should not have been included in net revenues for the quarter ended September 30, 2006 as we had initially recorded. The financial statements in this Report do not include this sale in net revenues for the quarter or nine months ended September 30, 2006. While we infrequently use shipping agents, management determined to strengthen our internal controls over financial reporting with respect to recognition of revenues to require that an additional documented review control be performed to ascertain that shipped goods not be entered as sales without a confirming receipt or other evidence of delivery to the carrier.

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

inTEST CORPORATION

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The Annual Meeting of Stockholders of the Company was held on August 2, 2006 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about June 30, 2006, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In the election of the members of the Board of Directors, there was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    7,052,997          1,073,108
       Robert E. Matthiessen           8,101,906             24,199
       Richard O. Endres               7,447,530            678,575
       Stuart F. Daniels, Ph.D.        7,046,330          1,079,775
       James J. Greed, Jr.             8,061,787             64,318
       James W. Schwartz, Esq.         8,061,977             64,128
       Thomas J. Reilly, Jr.           8,062,705             63,400

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
inTEST Corporation
Date:	November 10, 2006	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 10, 2006	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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