Form 10-K
period 2006-12-31
INTEST CORP
filed 2007-03-30
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2006 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________________ to ___________________

Commission File Number 0-22529

inTEST Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	22-2370659 (I.R.S. Employer Identification Number)
7 ESTERBROOK LANE CHERRY HILL, NEW JERSEY (Address of Principal Executive Offices)	08003 (Zip Code)

Registrant's telephone number, including area code: (856) 424-6886

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

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
Large accelerated filer /  /                    Accelerated filer /  /                    Non-accelerated filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2006 (the last business day of the Registrant's most recently completed second quarter), was: $28,420,487.

The number of shares outstanding of the Registrant's Common Stock, as of March 16, 2007, was 9,389,571.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.    BUSINESS

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
    the indicators of a change in the industry cycles in the integrated circuit, or IC, and automatic test equipment, or ATE, industries;
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
    exchange rate fluctuations and the limited use of hedging transactions against foreign exchange rate risk;
    the increasing use of front-end testing by semiconductor manufacturers;
    variable product warranty costs;
    pressure on prices from OEM customer supply line managers;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of manipulator and docking hardware products, temperature management systems and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Analog Devices, Inc., Cascade Microtech, Inc., Credence Systems Corporation, Finisar Corporation, Hakuto Co. Ltd., LTX Corporation, Sony Corporation, STMicroelectronics N.V., Teradyne, Inc. and Texas Instruments Incorporated.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments as more fully discussed under "Our Segments" below. Our Manipulator and Docking Hardware segment consists of our manufacturing operation in Cherry Hill, New Jersey as well as our subsidiaries in Singapore (inTEST Pte), Japan (inTEST KK) and Germany (Intestlogic GmbH). Our Temperature Management segment consists of our subsidiaries in Sharon, Massachusetts (Temptronic Corporation) and Germany (Temptronic GmbH). Our Tester Interface segment consists of our subsidiary in San Jose, California (inTEST Silicon Valley Corporation).

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

Trends in IC Testing

ATE is used to identify unacceptable packaged ICs and bad die on wafers. ATE assists IC manufacturers in controlling test costs by performing IC testing in an efficient and cost-effective manner. In order to provide testing equipment that can help IC manufacturers meet these goals, we believe the ATE industry must address the following issues:

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is pursuing revenue growth opportunities in markets we have not traditionally served, such as the aerospace, automotive, communications, consumer electronics, defense and medical industries. We believe that we will reduce some of the cyclicality that we have historically experienced by diversifying our revenue streams outside the semiconductor ATE market. For the years ended December 31, 2006, 2005 and 2004 approximately $5.6 million or 9%, $5.7 million or 11% and $5.4 million or 8%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

Other Temperature Management Products: Our recently introduced MobileTemp(TM) Series combines our ThermoStream(R) products with a family of exclusive, high-speed ThermoChambers(TM) to offer environmental test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp(TM) Systems are designed specifically for applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic and oil field service industries. We also manufacture ancillary temperature management products including temperature-controlled contact probes, and precision temperature platforms. Other temperature management products range in price from $4,500 to $40,000.

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

Financial Information About Product Segments and Geographic Areas

Please see Note 16 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products primarily in markets where semiconductors are manufactured. North American and European semiconductor manufacturers have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Manipulator, Docking Hardware and Tester Interface Products: In North America, we sell to semiconductor manufacturers principally through the use of independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

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

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers and through the use of independent sales representatives. In China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through the use of independent sales representatives. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

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

Texas Instruments Incorporated accounted for 19%, 16% and 16% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Teradyne, Inc. accounted for 11% of our net consolidated revenues in 2004. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. Our ten largest customers accounted for approximately 59%, 56% and 62% of our net revenues in 2006, 2005 and 2004, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Cascade Microtech, Inc.	Finisar Corporation
Sony Corporation	Credence Systems Corporation	Hakuto Co. Ltd.
STMicroelectronics N.V	LTX Corporation
Texas Instruments Incorporated	Teradyne, Inc.

MANUFACTURING AND SUPPLY

Our principal manufacturing operations consist of assembly and testing at our facilities in New Jersey, Massachusetts, California, Germany and Singapore. By maintaining manufacturing facilities and technical support in geographic markets where most of our customers are located, we believe that we are able to respond more quickly and effectively to our customers' needs. As discussed in more detail under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, in March 2005, we announced the closing of our manufacturing operation located in the U.K. as part of our effort to better position ourselves to more effectively meet the needs and expectations of the fluid ATE market. We ceased manufacturing at this facility in June 2005 and dissolved this entity in December 2006. We do not believe this closure has adversely impacted our ability to effectively meet our customers' needs. Most of this operation's customers were located outside the U.K. and we expect to be able to continue to provide appropriate customer support from our other operations in Europe and elsewhere.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our Cherry Hill facility, which is anticipated to be completed in late 2007. As a result, this facility's ISO 9001:1994 certification lapsed in December 2003. In May 2003, our California facility obtained ISO 9001:2000 certification and in November 2004, our Massachusetts facility completed ISO 9001:2000 certification. Finally, our Singapore and German facilities have not yet begun the ISO certification process.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2006, we employed a total of 48 engineers, who were engaged full time in engineering and product development. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new temperature management products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.4 million in 2006, $5.9 million in 2005 and $6.5 million in 2004 on engineering and product development, respectively.

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

As of December 31, 2006, we held 43 active U.S. patents and had 20 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2007 and extending through 2022. During 2006, we had no U.S. patents expire and 5 U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in each case corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our principal competitors for temperature management products are Thermonics, ERS Elektronik GmbH and Advances Temperature Test Systems GmbH. The independent manufacturers of tester interface products that compete with us include Synergetix, a division of IDI, Xandex and Reid-Ashman Manufacturing. ATE manufacturers that compete with us in the sale of tester interface products include Credence Systems, LTX and Teradyne.

BACKLOG

At December 31, 2006, our backlog of unfilled orders for all products was approximately $4.8 million compared with approximately $6.0 million at December 31, 2005. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2007. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2006, we had 224 full time employees, including 100 in manufacturing operations, 87 in customer support/operations and 37 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good.

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

We believe current industry forecasts and recent trends in our orders and sales activity suggest we have entered the next downturn. If we have entered the next downturn, we cannot be certain how long this downturn will last or what the rate of increase or decrease in our orders and net revenues will be in any future period. Any decline in our customers' markets or in general economic conditions would likely result in a reduction in demand for our products and could harm our consolidated financial position, results of operations, cash flows and stock price. Conversely, if the current downturn were to end and we were to enter the next up-cycle we may require additional debt or equity financing to meet working capital requirements or capital expenditure needs. We cannot be sure that such financing will be available when required or on what terms such financing would be available.

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

Our backlog at December 31, 2006 was $4.8 million compared to $6.0 million at December 31, 2005. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced varying levels of product warranty costs in recent periods and cannot predict the level of such costs that we may incur in future periods.

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2006, 2005 and 2004, our product warranty charges were $378,000, $549,000 and $2.0 million, or 0.6%, 1.0% and 2.8% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product "families" which typically have higher levels of warranty claims than existing product families and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Changes in securities laws and regulations are likely to increase our costs of compliance with such laws and regulations.

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance procedures and our disclosure and compliance practices. That Act also required the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals the SEC had already made, and which NASDAQ revised, and continues to revise, for companies that are listed on NASDAQ. These developments have increased our legal compliance and financial reporting costs. Additional recent changes and future changes in securities regulations are expected to continue to affect our costs. In order to comply with certain requirements of the Sabanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred, and expect to incur significant additional expenses in future periods to comply with these new requirements. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

While we believe we currently have adequate internal controls over financial reporting, we are in the process of developing an assessment protocol as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") and will be required to assess our internal controls over financial reporting on an annual basis in accordance with Section 404 for the year ending December 31, 2007. Any adverse results from such an assessment could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Section 404 and the accompanying rules and regulations promulgated by the SEC to implement it require us to include in our Form 10-K for the year ending December 31, 2007, an annual report by our management regarding the effectiveness of our internal controls over financial reporting. The report must include, among other things, an assessment of the effectiveness of our internal controls over financial reporting as of the end of that fiscal year and disclosure of any material weaknesses in our internal controls over financial reporting identified by management. During our assessment process, if our management identifies one or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal controls are effective. While we currently believe our internal controls over financial reporting are effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions, and, as a result, the degree of effectiveness of our internal controls over financial reporting may deteriorate. If we are unable to assert that our internal controls over financial reporting are effective as of December 31, 2007 or any later date, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2007 and 2022, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

Texas Instruments Inc. accounted for 19%, 16% and 16% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Teradyne Inc. accounted for 11% of our net consolidated revenues in 2004. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. Our ten largest customers accounted for approximately 59%, 56% and 62% of our net revenues in 2006, 2005 and 2004, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Significant fluctuations in our net revenues strain our management, employees and other resources.

Over the last several years, we have experienced significant fluctuations in our net revenues due to the cyclical nature of the ATE industry. As a result of the decline in business activity during the second half of 2006, we believe that we have entered another downturn in the ATE industry. Our consolidated net revenues were $13.2 million for the fourth quarter of 2006, a decline of 30% from the level recorded in the second quarter of the year, which we now believe to be the peak of the last up-cycle. During the most recent downturn prior to this, our net revenues declined from a peak of $22.7 million in the second quarter of 2004 to $10.7 million in the first quarter of 2005, a decline of 53%. Conversely, in previous up-cycles, our net revenues have increased significantly period-over-period. As a result of these sometimes sudden and significant changes in our market, we have implemented cost controls, including salary and benefit reductions, and restructured our operations. These fluctuations in our net revenues, restructurings and compensation changes place strain on our management, employees and other resources.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 32% and 31% of consolidated net revenues in 2006 and 2005, respectively. Export sales from our U.S. manufacturing facilities totaled $16.8 million, or 27% of consolidated net revenues, in 2006 and $14.9 million, or 28% of consolidated net revenues, in 2005. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 23% in 2006 and 20% in 2005. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

In 2006, approximately 11% of our net revenues were denominated in Japanese yen and approximately 10% were denominated in Euros. During 2006, we recorded foreign exchange currency transaction gains of $23,000. Future fluctuations in the value of the Japanese Yen or the Euro could result in foreign exchange gains or losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against the majority of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 2.   PROPERTIES

At December 31, 2006, we leased 9 facilities worldwide. The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2006.

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

No matters were submitted to our stockholders for a vote during the fourth quarter of 2006.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Global Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2006	High	Low
First Quarter	$ 4.65	$ 3.20
Second Quarter	4.52	3.47
Third Quarter	6.50	3.92
Fourth Quarter	6.97	3.15

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES (Continued)
	Sales Price
2005	High	Low
First Quarter	$ 4.89	$ 3.88
Second Quarter	4.72	3.00
Third Quarter	4.29	3.15
Fourth Quarter	4.21	3.05

On March 16, 2007, the closing price for our common stock as reported on the NASDAQ Global Market was $4.83. As of March 16, 2007, we had 9,389,571 shares outstanding that were held of record by approximately 1,200 shareholders.

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
	Years Ended December 31,
	2006	2005	2004	2003	2002
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$62,346	$53,359	$71,211	$48,028	$47,127
Gross margin	26,394	19,780	28,869	18,892	18,291
Operating income (loss)	3,520	(3,508)	1,745	(3,791)	(1,754)
Net earnings (loss)	2,871	(3,620)	1,270	(5,451)	(283)
Net earnings (loss) per common share:
Basic	$0.32	$(0.41)	$0.15	$(0.65)	$(0.03)
Diluted	$0.31	$(0.41)	$0.14	$(0.65)	$(0.03)
Weighted average common shares outstanding :
Basic	9,047	8,807	8,480	8,332	8,317
Diluted	9,188	8,807	8,804	8,332	8,317

	As of December 31,
	2006	2005	2004	2003	2002
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$13,174	$ 7,295	$ 7,686	$ 5,116	$ 8,145
Working capital	20,393	16,195	18,428	15,670	19,765
Total assets	35,759	30,869	33,167	29,977	32,582
Long-term debt, net of current portion	16	23	47	117	210
Total stockholders' equity	26,822	22,806	26,118	22,591	27,357

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management systems results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent years we have begun to market our temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Years Ended December 31,
Net revenues from unaffiliated customers:	2006	2005	2004
Manipulator/Docking Hardware	$35,244	$28,838	$38,414
Temperature Management	22,794	19,967	22,581
Tester Interface	7,328	6,778	13,516
Intersegment sales	(3,020)	(2,224)	(3,300)
	$62,346	$53,359	$71,211
Intersegment sales:
Manipulator/Docking Hardware	$ 4	$ 1	$ 53
Temperature Management	2,475	1,863	1,599
Tester Interface	541	360	1,648
	$3,020	$2,224	$3,300

U.S.	$42,559	$36,894	$54,123
Europe	5,742	6,050	7,343
Asia-Pacific	14,045	10,415	9,745
	$62,346	$53,359	$71,211

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our consolidated net revenues for the year ended December 31, 2006 increased $9.0 million or 17% as compared to 2005. During 2006, our consolidated net revenues peaked during the second quarter of the year when they totaled $18.9 million. During both the third and fourth quarters of 2006, our quarterly consolidated net revenues declined with net revenues during the third quarter totaling $16.6 million, and net revenues in the fourth quarter totaling $13.2 million. We attribute the strength in the second quarter of 2006 in part to the fact that we had several customers place large orders which were booked and shipped during the second quarter. In addition, we believe the industry up cycle peaked during the second quarter of 2006. The subsequent declines we experienced during the balance of the year in the levels of both our orders and net revenues were more significant in our manipulator/docking hardware and tester interface product segments than for our temperature management segment where we have continued to experience increased success in selling these products in markets which we believe to be less cyclical than the semiconductor test industry. Partially offsetting the decline in net revenues within our manipulator/docking hardware product segment during the second half of 2006 was continued strong demand for certain third-party products we distribute through our operation in Japan, which is included in this segment.

Total orders for the year ended December 31, 2006 increased to $61.2 million on a consolidated basis as compared to $53.6 million for 2005. For our manipulator/docking hardware, temperature management and tester interface product segments, total orders for 2006 were $33.9 million, $20.7 million and $6.6 million, respectively compared to $29.0 million, $17.9 million and $6.7 million, respectively, for 2005. Similar to the trend in our net revenues, the second quarter of 2006 represented the peak for our orders during the year with total orders of $20.4 million on a consolidated basis. For the third and fourth quarters of 2006, our orders declined to $13.0 million and $12.2 million, respectively. We believe the decline in our orders during the second half of 2006 indicates that we are in the down portion of this business cycle. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At December 31, 2006, our backlog of unfilled orders for all products was approximately $4.8 million compared with approximately $6.0 million at December 31, 2005. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2007. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. The most recent actions (during late 2004 and 2005) included organizational changes which allowed us to eliminate certain central corporate staff as well as workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our locations. In addition, during periods of significant weakened demand, such as in late 2004, we also implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we have reinstated as warranted by increases in our sales levels and profitability. This includes the restoration on April 1, 2006, of the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated our employer 401(k) matching contribution and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years. Total 401(k) employer match expense incurred in 2006 was $242,000. Additional information regarding the various restructuring plans implemented in recent years, including the costs incurred, is set forth in Note 10 to the consolidated financial statements.

As of December 31, 2005, the only restructuring plan which was not completed was the closure of our U.K. manufacturing operation. We announced the closure of this operation in mid-March 2005 and ceased manufacturing operations at this facility during the second quarter of 2005. In November 2006, we entered into an agreement to sub-lease the facility where this operation had been located. During the fourth quarter of 2006, we finalized this sub-leasing arrangement. As of December 31, 2006, there are no accruals remaining related to the closure of this operation as all aspects of the closure are now complete. As

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

a part of the sub-lease agreement, however, we remain obligated for the lease payments in the event the sub-lessee defaults. This guaranty obligation is more fully discussed below in the Liquidity and Capital Resources section. Our U.K. operation is included in our Manipulator/Docking Hardware segment.

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

We incurred charges for excess and obsolete inventory of $431,000, $1.0 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. The downward trend in our excess and obsolete inventory charges has been driven by a number of factors, including the stronger demand for our products during the recent up-cycle as well as more efficient inventory management. The charges for 2005 included approximately $173,000 related to the remaining inventory located at our U.K. manufacturing operation which was closed as of June 30, 2005, as previously discussed. The higher level of inventory obsolescence charges during 2004 was primarily the result of customer order cancellations after we had already purchased inventory to fulfill the orders and where that inventory could not be used in other products we manufacture due to its highly customized nature. In addition during 2004, we had increases in our reserves for excess quantities related to materials that were purchased based upon forecasted orders which did not materialize. During the fourth quarter of 2004, management made the determination to curtail the practice of purchasing significant amounts of inventory against forecasted orders due to the increased level of uncertainty in our current business outlook. However, in the future, we may determine that it is appropriate to increase the level of such purchases based on a variety of factors, including, but not limited to, general market conditions and the specific delivery requirements of our customers. See also the section entitled "Critical Accounting Policies."

During the years ended December 31, 2006, 2005 and 2004 we utilized $335,000, $239,000 and $173,000, respectively, of material in production that had been written off as obsolete in prior periods. When previously written off inventory material is used in production, it has a zero cost basis and as a result, has the impact of improving our gross margin in the period used. For the years ended December 31, 2006, 2005 and 2004, the use of previously obsoleted inventory materials did not materially change our gross margin.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2006, 2005 and 2004, our product warranty charges were $378,000, $549,000 and $2.0 million, or 0.6%, 1.0% and 2.8% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality as well as the fact that there were no introductions of new product families in 2006 and 2005 in our manipulator/docking hardware segment. The higher levels of product warranty charges in 2004 were the result of specific product retrofits and other costs associated with several products we sold to certain ATE manufacturers. There were no similar known product retrofit warranty issues for which we needed to record additional specific product warranty accruals in 2006 or 2005.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product families which typically have higher levels of warranty claims than existing product families, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2006, 2005 and 2004, our OEM sales as a percentage of net revenues were 23%, 22% and 39%, respectively.

The impact of an increase in OEM sales as a percentage of net revenues is generally a reduction in our gross margin, as OEM sales historically have had a more significant discount than end user sales. Our current net operating margins on most OEM sales for these product segments, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We also expect to continue to experience demands from our OEM customers' supply line managers to reduce our sales prices to them. This continued price pressure may have the ultimate effect of reducing our gross and operating margins if we cannot further reduce our manufacturing and operating costs.

Risk Factors

Please see Item 1A "Risk Factors" for a discussion of other important factors that could cause our results to differ materially from our prior results or those expressed or implied by our forward-looking statements.

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. Consequently, the results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis for the Company as a whole and includes discussion of factors unique to each product segment where significant to an understanding of each segment.

The following table sets forth for the periods indicated the principal items included in the "Consolidated Statements of Operations" as a percentage of total net revenues.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Percentage of Net Revenues Years Ended December 31,
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	57.7	62.9	59.5
Gross margin	42.3	37.1	40.5
Selling expense	14.4	16.8	17.1
Engineering and product development expense	8.7	11.1	9.1
General and administrative expense	13.6	14.7	11.0
Restructuring and other charges	0.0	1.1	0.9
Operating income (loss)	5.6	(6.6)	2.4
Other income (loss)	0.8	0.3	(0.1)
Earnings (loss) before income taxes	6.4	(6.3)	2.3
Income tax expense	1.8	0.5	0.5
Net earnings (loss)	4.6%	(6.8)%	1.8%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues were $62.3 million for 2006 compared to $53.4 million for 2005, an increase of $9.0 million or 17%. We believe the increase in our net revenues reflects the aforementioned higher level of demand experienced in 2006, particularly in the second quarter of the year, compared to weaker cyclical demand during most of 2005. During 2006, the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments increased 22%, 12% and 6%, respectively, as compared to 2005. We attribute the larger percentage increase in our manipulator/docking hardware product segment to the aforementioned strong demand for certain third-party products in Japan. We attribute the lower percentage increase in the net revenues of our tester interface segment to continued strong competition within this market as well as a more significant slowdown in the business of several of the major customers of this segment.

During 2006, our net revenues from customers in the U.S. and Asia increased 15% and 35%, respectively, while our net revenues from customers in Europe declined 5% over the comparable period in 2005. As previously mentioned, during 2005, we closed our U.K. manufacturing operation. When adjusted to exclude the sales of our U.K. operation in 2005, net revenues from customers in Europe increased 7% during 2006 as compared to 2005. The smaller percentage increase for our European customers reflects the fact that sales of temperature management products represent a higher percentage of our total European sales than of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the changes in demand in the semiconductor industry. In addition, the lower percentage increase in sales to European customers can also be attributed to the fact that the sales of our Intestlogic operation in southern Germany increased only 4% in 2006 as compared to 2005. Sales of this subsidiary have also been less impacted by the changes in demand within the industry, decreasing only 5% in 2005 as compared to 2004. We believe this reflects strong customer acceptance of the products manufactured by this subsidiary. The higher percentage increase for our customers in Asia primarily reflects an increase in sales of third-party products by our Japanese subsidiary as well as increases in sales of temperature management products by our subsidiary in Singapore. In addition, some of the sales which would have historically been generated by our U.K. manufacturing operation were shifted to the operation in Singapore during 2006.

Gross Margin. Gross margin was 42% for 2006 as compared to 37% for 2005. The increase in gross margin was primarily the result of a reduction in our fixed operating costs both in absolute dollar terms and as a percentage of net revenues. To a lesser extent, we also had a reduction in charges for excess and obsolete inventory in 2006 as compared to 2005. In absolute dollar terms, our fixed operating costs decreased $386,000 during 2006 as compared to 2005. This decrease was primarily due to lower depreciation expense as a result of our lower fixed asset base as of December 31, 2006 compared to December 31, 2005. In addition, there was also a decrease in our insurance premiums which was a result of several factors including the lower fixed asset base, lower total average headcount for certain operations and the closure of our U.K. manufacturing operation. The decrease in our fixed operating costs in absolute dollar terms combined with the higher net revenue levels in 2006 as compared

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to 2005 led to the overall decrease in fixed operating costs as a percentage of net revenues from 19% in 2005 to 16% in 2006. Our excess and obsolete inventory charges totaled $431,000, or less than 1% of net revenues, for 2006 as compared to $1.0 million, or 2% of net revenues, for 2005. We attribute the reduction in excess and obsolete inventory charges primarily to our continued efforts to more closely manage our inventory levels and purchasing policies to minimize our risk in this area.

Selling Expense. Selling expense was $9.0 million for 2006 compared to $8.9 million for 2005, an increase of $27,000 or less than 1%. During 2006, there were increases in travel costs, fees paid to third parties for installation of our products at customer sites, primarily in Asia, and sales commissions. The increase in travel costs primarily reflects more overseas trips to visit various customers in Asia and Europe. The increase in installation costs primarily represents instances where our internal sales people were not available to perform an installation at a customer site. In these situations, our practice is to hire a third party to perform the installation for us. As our overseas business has grown, we have experienced more instances where we do not have internal sales personnel readily available to perform installations overseas. The increase in sales commissions reflects the increase in the level of sales during 2006 as compared to 2005. These increases were offset primarily by decreases in expenditures related to certain limited duration marketing programs that were in place in early 2005 in our temperature management product segment, lower levels of product warranty expense, and a reduction in expenditures for demonstration equipment in 2006 as compared to 2005.

Engineering and Product Development Expense. Engineering and product development expense was $5.4 million for 2006 compared to $5.9 million for 2005, a decrease of $502,000 or 8%. We attribute the decrease primarily to the receipt of reimbursement payments totaling $700,000 during the first half of 2006 for engineering services under a contract with one of the customers of our tester interface product segment. Under this contract we received payments based on achieving various milestones (as defined in the contract) related to specified product redesign activities. This contract ended during the second quarter of 2006, and no further payments will be received. In addition, expenditures for third-party consultants decreased during 2006 as compared to 2005. These third-party consultants had been retained to assist in new product development efforts during 2005 for our tester interface product segment. These decreases were offset primarily by higher salary and benefits expense and increased spending on research and development materials during 2006 as compared to 2005. The increase in salary and benefits expense was due to hiring additional staff at our tester interface and temperature management product segments as well as the restoration of certain salaries and benefits. The increase in staff at our tester interface product segment primarily related to the engineering services contract previously discussed. When this contract ended, certain staff members were either terminated or, in some cases, re-assigned to other projects. The increase in spending on research and development materials was related to various new product development projects primarily in our temperature management and manipulator/docking hardware product segments.

General and Administrative Expense. General and administrative expense was $8.5 million for 2006 compared to $7.8 million for 2005, an increase of $610,000 or 8%. The increase was primarily driven by an increase in salary and benefits expense which reflects the restoration of certain salaries and benefits in April and July 2006, as previously mentioned, as well as the hiring of some additional staff. To a lesser extent, we incurred additional professional fees related to audit, tax and other compliance work where we utilize the assistance of third party professionals. The increase in these fees primarily reflects the growing number and complexity of the various accounting and other compliance matters that we encounter in the normal course of running our business. Finally, the amount of performance-based bonuses we accrued in 2006 increased as compared to 2005 which reflects our positive results for 2006.

Restructuring and Other Charges. Restructuring and other charges were $23,000 for 2006 compared to $572,000 for 2005, a decrease of $549,000. The restructuring and other charges recorded during 2006 related to finalizing the sub-lease agreement for the facility where our U.K. manufacturing operation was located prior to its closure in mid-2005. The restructuring and other charges recorded during 2005 consisted of $234,000 in severance and related costs and $303,000 in lease termination costs resulting from the closure of this same operation. In addition, we incurred $35,000 in severance and related costs associated with a workforce reduction at our facility in San Jose, California in 2005.

Other Income. Other income was $470,000 for 2006 compared to $124,000 for 2005, an increase of $346,000. The increase primarily reflects higher interest income, which was the result of both higher average cash balances and an increase in the rate of return earned on such balances, combined with a reduction in foreign exchange transaction losses. The reduction in foreign exchange transaction losses was primarily the result of a $167,000 foreign currency translation adjustment related to the final dissolution of our U.K. operation which was completed during the fourth quarter of 2006.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense. For 2006, we recorded income tax expense of $1.1 million compared to $236,000 for 2005. Our effective tax rate was 28% for 2006 compared to (7)% for 2005. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for 2006 was generated by certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. In addition, during 2005 we recorded an income tax benefit related to a domestic income tax refund we received during the year. Due to our history of operating losses in our other operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues were $53.4 million for 2005 compared to $71.2 million for 2004, a decrease of $17.9 million or 25%. Late in the third quarter of 2004, we began to see a decline in demand, and we believe the decrease in our net revenues for 2005 reflects the weaker cyclical demand during 2005 as compared to most of 2004. For 2005, the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface segments decreased $9.5 million or 25%, $2.9 million or 14% and $5.5 million or 46%, respectively, over the comparable period in 2004. We believe the larger percentage decreases in our manipulator/docking hardware and tester interface segments reflect the decreased production requirements of our customers during 2005, and that the smaller percentage decrease in the sales of our temperature management segment reflects the fact that these products are used in less cyclical non-production environments, such as research and development laboratories, as well as in industries outside of semiconductor test. The larger percentage decline in the net revenues of our tester interface segment also reflects increased competition during 2005. This led to significant downward pressure on pricing and, in some cases, we chose not to bid on business rather than sell at prices where we would not be assured of positive margins. Instead, this segment focused on new product development areas during 2005.

During 2005, our net revenues from customers in the U.S. and Europe decreased 32% and 18%, respectively, and our net revenues from customers in Asia increased 7% over the comparable period in 2004. The smaller percentage decline for our European customers reflects the fact that sales of temperature management products represent a higher percentage of our total European sales than they do of our domestic sales, and, as previously discussed, sales of our temperature management products have not been as significantly impacted by the weakened demand in the industry. In addition, the lower percentage decline in sales to European customers can also be attributed to the fact that the sales of our Intestlogic operation in southern Germany decreased only 5% in 2005 as compared to 2004. We believe this reflects strong customer acceptance of the products manufactured by this subsidiary. The increase for our customers in Asia primarily reflects an increase in sales of third party products by our Japanese subsidiary in 2005 as compared to 2004.

Gross Margin. Gross margin was 37% for 2005 as compared to 41% for 2004. The decline in gross margin was primarily the result of our fixed operating costs not being as fully absorbed in 2005 due to the significantly lower net revenue levels as compared to 2004. As a percentage of net revenues, our fixed operating costs were 19% and 16% for 2005 and 2004, respectively. In absolute dollar terms, our fixed operating costs decreased $1.5 million during 2005 as compared to 2004. This decrease was primarily due to lower salary and benefits expense as a result of the cost containment initiatives we put into place during late 2004 and early 2005. This decrease was partially offset by a reduction in the utilization rates of our internal machine shop operations in both our Cherry Hill, New Jersey and our San Jose, California facilities, as well as an increase in our insurance premiums. Our component material costs were 39% for 2005 as compared to 38% for the comparable period in 2004. We attribute the increase in component material costs primarily to product mix. Our excess and obsolete inventory charges totaled $1.0 million, or 2% of net revenues, for 2005 as compared to $1.4 million, or 2% of net revenues, for 2004. Finally, although the absolute dollar value of direct labor decreased by $485,000 for 2005 as compared to 2004, as a percentage of net revenues, direct labor remained consistent at 3% for both years due to the significantly lower net revenue levels in 2005 as compared to 2004. We attribute the decrease in the absolute dollar value of direct labor to the aforementioned cost containment initiatives.

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

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

Other Income (Expense). Other income was $124,000 for 2005 compared to other expense of $77,000 for 2004, an increase of $201,000. The increase reflects higher interest income due primarily to the receipt of $79,000 in interest related to a domestic income tax refund we received during 2005 combined with an $89,000 decrease in foreign exchange transaction losses during 2005 as compared to 2004.

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
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2006 was $6.4 million compared to $398,000 in 2005 bringing our cash and cash equivalents to $13.2 million at December 31, 2006. The increase in cash provided by operations in 2006 was primarily the result of $2.9 million of net income generated in 2006 compared to a $3.6 million net loss in 2005. Although net revenues for 2006 increased $9.0 million or 17% for the year as compared to 2005, accounts receivable decreased $724,000 at December 31, 2006 compared to December 31, 2005. This reflects the aforementioned slowdown in business activity in the second half of 2006. We had no significant change in the level of inventory on hand at December 31, 2006 compared to December 31, 2005, which we attribute both to the slowdown in business activity in late 2006 as well as stronger inventory management practices. Accounts payable increased $609,000 from December 31, 2005 to December 31, 2006 primarily due to the timing of payments for purchases made during the fourth quarter of 2006 in our temperature management product segment and in our Japanese subsidiary. Accrued wages and benefits increased $387,000 as the result of increases in vacation accruals, performance-based bonus accruals and payroll withholdings related to the domestic 401(k) plan. Refundable domestic and foreign income taxes increased $512,000 from December 31, 2005 to December 31, 2006 as a result of accruing income taxes on the earnings of our foreign subsidiaries where we do not have net operating loss carryforwards to offset this expense, as previously discussed.

Purchases of machinery and equipment were $809,000 for the year ended December 31, 2006, consisting of $332,000 primarily for computer hardware, software and quality assurance equipment for our three domestic operations, $243,000 for demonstration equipment for our temperature management and tester interface divisions and $42,000 for additional leasehold improvements primarily for our tester interface facility in San Jose, California. The balance was primarily for machinery and equipment for our foreign locations.

We have no commitments for capital expenditures in 2007, however, depending upon changes in market demand, we will make such purchases as we deem necessary or appropriate.

Net cash provided by financing activities for the year ended December 31, 2006 was $145,000, which represented $169,000 of proceeds from stock options exercised and payments made under capital lease obligations of $24,000.

Our total committed contracts that will affect cash over the next five years and beyond are as follows:
	Expected Cash Payments By Year ($ in thousands)
Contractual Commitments	2007	2008	2009	2010	2011	2012 & Beyond	Total
Capital lease obligations	$ 8	$ 8	$ 8	$ 1	$ -	$ -	$ 25
Operating lease obligations	1,734	1,554	1,537	1,262	327	74	6,488
Letters of credit	250	-	-	-	-	-	250
	$1,992	$1,562	$1,545	$1,263	$327	$74	$6.763

The amounts above do not include minimum purchase requirements related to an exclusive rights agreement to market and sell certain products which are the proprietary and confidential designs of one of the suppliers of our tester interface product segment. The total minimum purchase requirements per the terms of the agreement for the forty-eight month period beginning April 1, 2006 are approximately $1.5 million. During 2006, we did not meet the minimum annual purchase requirements and we do not expect to meet the minimum annual purchase requirements in the future. There is no financial liability for not meeting these purchase requirements, however, the supplier has the right to terminate our exclusive right to market and sell the products covered by the agreement. We are not currently using these products in any of the products we sell, although we are still exploring potential uses for them in new product designs. As of December 31, 2006, we have not been notified by the supplier of any intention to terminate the agreement.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In connection with the closure of our U.K manufacturing operation, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of December 31, 2006, there was approximately $431,000 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of December 31, 2006 we have not recorded any amounts in our financial statements related to this guarantee.

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

We believe that our existing cash balances plus the anticipated cash to be provided from operations will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, we believe we have entered another cyclical downturn in our industry and have experienced a decline in our orders and sales activity in the second half of 2006. We cannot be certain how long this downturn will last or what the rate of increases or decreases in our quarterly net revenues and bookings will be in any future period. As a result, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2006, we recorded an inventory obsolescence charge for excess and obsolete inventory of $431,000.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-Lived Asset Valuation

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows per the projections, then we would record an impairment charge. We measure the impairment based upon the projected discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. At December 31, 2006 long-lived assets were $3.3 million and no asset impairments were recorded during 2006.

Goodwill

At least annually, we review our goodwill for impairment by comparing the fair value of our reporting units to their carrying values. If the result of this analysis indicates that an impairment charge is required, the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2006, we did not record any impairment charges for goodwill or identifiable intangibles. Goodwill and intangible assets totaled $2.9 million at December 31, 2006.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2006, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2006 accrued warranty was $857,000 and we incurred product warranty costs of $378,000 for the year then ended.

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

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results.  We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their local currencies. Total other comprehensive income (loss) was $372,000, ($812,000) and $571,000 in 2006, 2005 and 2004, respectively, due to cumulative translation adjustments.

As of December 31, 2006 and 2005, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $5.1 million and $3.4 million, respectively.  The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $508,000 and $339,000, respectively.  The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates.  Exchange rates rarely move in the same direction.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of December 31, 2006, we had cash and cash equivalents of $13.2 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for year ended December 31, 2006 would have decreased by less than $103,000. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments. See "Liquidity and Capital Resources" as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

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

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2007, or, if our proxy statement is not filed on or before April 30, 2007, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2007, or, if our proxy statement is not filed on or before April 30, 2007, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2006, or, if our proxy statement is not filed on or before April 30, 2007, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2006:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	561,550	$3.91	87,050
Equity compensation plans not approved by security holders	-	-	-
Total	561,550	$3.91	87,050
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2007, or, if our proxy statement is not filed on or before April 30, 2007, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2007, or, if our proxy statement is not filed on or before April 30, 2007, will be filed by that date by an amendment to this Form 10-K.

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Annual Report on Form 10-K.

inTEST CORPORATON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.(3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.(6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (8)(*)
10.9	Form of Stock Option Grant - Director. (8)(*)
10.10	Form of Stock Option Grant - Officer. (8)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (9)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2005, File No. 000-22529, filed March 31, 2006, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
InTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 30, 2007

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2007

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 30, 2007

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 30, 2007

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 30, 2007

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 30, 2007

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 30, 2007

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 30, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.(3)
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (4)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (5)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (6)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.(6)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.8	Form of Restricted Stock Grant. (8)(*)
10.9	Form of Stock Option Grant - Director. (8)(*)
10.10	Form of Stock Option Grant - Officer. (8)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics (9)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2005, File No. 000-22529, filed March 31, 2006, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 30, 2007

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2006        2005
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $13,174    $ 7,295
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $133 and $199, respectively                  8,678      9,443
  Inventories                                                         6,193      6,235
  Refundable domestic income taxes                                       15         24
  Prepaid expenses and other current assets                             743        609
     Total current assets                                            28,803     23,606
Property and equipment:
  Machinery and equipment                                             7,976      7,641
  Leasehold improvements                                              3,256      3,214
                                                                     11,232     10,855
  Less: accumulated depreciation                                     (7,904)    (6,904)
     Net property and equipment                                       3,328      3,951
Other assets                                                            700        594
Goodwill                                                              2,629      2,403
Intangible assets, net                                                  299        315

     Total assets                                                   $35,759    $30,869
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 3,145    $ 2,527
  Accrued wages and benefits                                          1,894      1,492
  Accrued warranty                                                      857        935
  Accrued sales commissions                                             418        391
  Accrued restructuring and other charges                                 -        205
  Other accrued expenses                                              1,000      1,272
  Domestic and foreign income taxes payable                             971        447
  Capital lease obligations                                               7         24
  Deferred rent                                                         118        118
     Total current liabilities                                        8,410      7,411
Capital lease obligations, net of current portion                        16         23
Deferred rent, net of current portion                                   511        629
     Total liabilities                                                8,937      8,063

Commitments and Contingencies (Notes 8, 12 and 15)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,510,755 and 9,460,255 shares issued, respectively                 95         95
  Additional paid-in capital                                         24,515     25,099
  Retained earnings                                                   2,914         43
  Accumulated other comprehensive income                                609        237
  Deferred stock compensation                                             -       (909)
  Treasury stock, at cost; 212,050 and 284,577 shares, respectively  (1,311)    (1,759)
     Total stockholders' equity                                      26,822     22,806

     Total liabilities and stockholders' equity                     $35,759    $30,869
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2006       2005      2004
                                                     -------    -------    -------
Net revenues                                         $62,346    $53,359    $71,211
Cost of revenues                                      35,952     33,579     42,342
                                                     -------    -------    -------
      Gross margin                                    26,394     19,780     28,869
                                                     -------    -------    -------

Operating expenses:
   Selling expense                                     8,955      8,928     12,213
   Engineering and product development
    expense                                            5,439      5,941      6,461
   General and administrative expense                  8,457      7,847      7,823
   Restructuring and other charges                        23        572        627
                                                     -------    -------    -------
      Total operating expenses                        22,874     23,288     27,124
                                                     -------    -------    -------
Operating income (loss)                                3,520     (3,508)     1,745
                                                     -------    -------    -------

Other income (expense):
   Interest income                                       355        189         89
   Interest expense                                       (5)       (15)       (13)
   Other                                                 120        (50)      (153)
                                                     -------    -------    -------
      Total other income (expense)                       470        124        (77)
                                                     -------    -------    -------
Earnings (loss) before income taxes                    3,990     (3,384)     1,668
Income tax expense                                     1,119        236        398
                                                     -------    -------    -------
      Net earnings (loss)                            $ 2,871    $(3,620)   $ 1,270
                                                     =======    =======    =======

Net earnings (loss) per common share:
  Basic                                                $0.32     $(0.41)     $0.15
  Diluted                                              $0.31     $(0.41)     $0.14

Weighted average common shares outstanding:
  Basic                                             9,046,680  8,806,528  8,479,914
  Diluted                                           9,187,979  8,806,528  8,804,479

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                       --------------------------
                                                        2006      2005      2004
                                                       ------   -------    ------
Net earnings (loss)                                    $2,871   $(3,620)   $1,270
Transfer of cumulative translation adjustment
  upon dissolution of foreign subsidary                  (167)        -         -
Foreign currency translation adjustments                  539      (812)      571
                                                       ------   -------    ------
Comprehensive earnings (loss)                          $3,243   $(4,432)   $1,841
                                                       ======   =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                        Accumulated
                                                                          Other
                                   Common Stock   Additional          Comprehensive                          Total
                                 ----------------  Paid-In   Retained    Earnings     Deferred   Treasury Stockholders'
                                  Shares   Amount  Capital   Earnings     (Loss)    Compensation  Stock      Equity
                                 --------- ------ ---------- -------- ------------- ------------ -------- -------------
Balance, January 1, 2004         8,737,505  $  87   $21,955    $2,393    $  478       $     -    $(2,322)     $22,591
Net earnings                             -      -         -     1,270         -             -          -        1,270
Other comprehensive income               -      -         -         -       571             -          -          571
Stock options exercised            232,659      3       904         -         -             -          -          907
Issuance of shares in connection
  with acquisition of Intestlogic  100,000      1       755         -         -             -          -          756
Deferred stock compensation
  related to issuance of
  restricted stock                 230,000      2     1,102         -         -        (1,104)         -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -         -         -         -            23          -           23
                                 ---------  -----   -------   -------    ------       -------    -------      -------
Balance, December 31, 2004       9,300,164     93    24,716     3,663     1,049        (1,081)    (2,322)      26,118

Net loss                                 -      -         -    (3,620)        -             -          -       (3,620)
Other comprehensive loss                 -      -         -         -      (812)            -          -         (812)
Deferred stock compensation
  related to issuance of
  restricted stock                  35,000      -       129         -         -          (129)         -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -         -         -         -           277          -          277
Elimination of deferred stock
  compensation related to
  restricted stock forfeited        (5,000)     -       (24)        -         -            24          -            -
Stock options exercised             30,091      1        93         -         -             -          -           94
Issuance of shares in
  connection with acquisition of
  Intestlogic                      100,000      1       373         -         -             -          -          374
Issuance of 91,071 shares of
  treasury stock to satisfy profit
  sharing liability                      -      -      (188)        -         -             -        563          375
                                 ---------  -----   -------   -------    ------       -------    -------      -------
Balance, December 31, 2005       9,460,255     95    25,099        43       237          (909)    (1,759)      22,806

Reclassification of deferred
  stock compensation upon
  adoption of SFAS No. 123R              -      -      (909)        -         -           909          -            -
Net earnings                             -      -         -     2,871         -             -          -        2,871
Other comprehensive income               -      -         -         -       372             -          -          372
Stock options exercised             50,500      -       169         -         -             -          -          169
Amortization of deferred
  compensation related to
  restricted stock                       -      -       317         -         -             -          -          317
Issuance of 72,527 shares of
  Treasury stock to satisfy
  profit sharing liability               -      -      (161)        -         -             -        448          287
                                 ---------  -----   -------   -------    ------       -------    -------      -------
Balance, December 31, 2006       9,510,755  $  95   $24,515   $ 2,914    $  609       $     -    $(1,311)     $26,822
                                 =========  =====   =======   =======    ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                        --------------------------
                                                                         2006      2005      2004
CASH FLOWS FROM OPERATING ACTIVITIES                                    ------   -------    ------
  Net earnings (loss)                                                   $2,871   $(3,620)   $1,270
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                        1,481     1,873     2,106
    Impairment of long-lived assets                                          -         -       100
    Foreign exchange (gain) loss                                           (23)      134       217
    Amortization of deferred compensation related to restricted stock      317       277        23
    Issuance of treasury stock to satisfy profit sharing liability         287       375         -
    (Gain) loss on disposal of fixed assets                                 (7)       15       175
    Proceeds from sale of demonstration equipment, net of gain               2        14        83
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  724    (3,011)    2,505
      Inventories                                                          113     3,056    (1,979)
      Refundable domestic income taxes                                       9       704        23
      Prepaid expenses and other current assets                           (129)      215      (275)
      Other assets                                                        (102)      (61)      248
      Accounts payable                                                     609       444    (1,582)
      Accrued wages and benefits                                           387        85       584
      Accrued warranty                                                     (86)     (262)       97
      Accrued sales commissions                                             16      (107)       10
      Accrued restructuring and other charges                             (221)      (45)      261
      Other accrued expenses                                              (286)      403       (70)
      Domestic and foreign income taxes payable                            512        16       169
      Deferred rent                                                       (118)     (107)        -
                                                                       -------   -------    ------
Net cash provided by operating activities                                6,356       398     3,965
                                                                       -------   -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (809)   (1,448)   (2,326)
  Proceeds from sale of property and equipment                              41         -         -
                                                                       -------   -------    ------
Net cash used in investing activities                                     (768)   (1,448)   (2,326)
                                                                       -------   -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements         -       854         -
  Repayments of capital lease obligations                                  (24)     (106)      (93)
  Proceeds from stock options exercised                                    169        94       907
                                                                       -------   -------    ------
Net cash provided by financing activities                                  145       842       814
                                                                       -------   -------    ------
Effects of exchange rates on cash                                          146      (183)      117
                                                                       -------   -------    ------
Net cash provided by (used in) all activities                            5,879      (391)    2,570
Cash and cash equivalents at beginning of period                         7,295     7,686     5,116
                                                                       -------   -------    ------
Cash and cash equivalents at end of period                             $13,174   $ 7,295    $7,686
                                                                       =======   =======    ======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Common stock released from escrow                                    $     -   $   374    $  756
  Goodwill resulting from acquisition                                        -      (374)     (756)

Restricted stock awards granted                                        $    28   $   129    $1,104
                                                                       =======   =======    ======
Capital lease additions                                                $     -   $     -    $   36
                                                                       =======   =======    ======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   601   $  (502)   $  228
  Interest                                                                   5        15        13

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

Trade Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt (recovery) expense was $(16), $55, and $38 for the years ended December 31, 2006, 2005 and 2004, respectively.

Notes receivable are due from trade customers in Japan and have original maturities of less than six months. The notes are non-interest bearing. Notes receivable were $163 and $164 at December 31, 2006 and 2005, respectively. Cash flows from accounts and notes receivable are recorded in operating cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations approximate their carrying value based upon the rates offered to us for similar type arrangements.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $431, $1,044 and $1,397 for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from two to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $1,431, $1,824 and $2,058 for the years ended December 31, 2006, 2005 and 2004, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Goodwill and Intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. During 2006 and 2005, we assessed our goodwill for impairment in accordance with the requirements of SFAS No. 142, and no impairments of goodwill were indicated based on these assessments.

Goodwill at both December 31, 2006 and 2005 relates to the manipulator/docking hardware segment. Changes in the amount of the carrying value of goodwill for the years ended December 31, 2006 and 2005 are as follows:
	2006	2005
Balance - Beginning of period	$2,403	$2,318
Goodwill recorded during the year	-	374
Impact of foreign currency translation	226	(289)
Balance - End of period	$2,629	$2,403

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 2005, we issued 100,000 shares of common stock to the former owner of our Intestlogic subsidiary. These shares were issued pursuant to a provision contained in the amended agreement of sale that established revenue targets in 2005 that if met would require the issuance of up to 100,000 shares of common stock. During the third and fourth quarters of 2005, the revenue targets were achieved, and shares were issued. In connection with the issuance of these shares, we recorded goodwill of $374, which represented the fair market value of the shares issued.

As of December 31, 2006 and 2005, definite life intangibles totaled $299 and $315, net of accumulated amortization of $221 and $152, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of six years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the years ended December 31, 2006 and 2005, respectively:
	2006	2005
Balance - Beginning of period	$315	$414
Amortization	(50)	(49)
Impact of foreign currency translation	34	(50)
Balance - End of period	$299	$315

Estimated annual amortization expense for each of the next five years is $50.

Stock-Based Compensation

For the years ended December 31, 2005 and 2004, we followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As permitted under SFAS No.123, we elected to follow the provisions of Accounting Principles Board ("APB") Opinion No. 25 to account for stock-based awards to employees. Under APB Opinion No. 25, compensation expense with respect to such awards was not recognized, if on the date the awards were granted, the award price equaled the market value of the common shares.

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R"), which discontinues the accounting for share-based compensation using APB Opinion No. 25 and generally requires that such transactions be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. See Recently Adopted Accounting Standards below and Note 14 for further disclosures related to the impact of the adoption of SFAS No. 123R and our stock-based compensation plan.

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

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive income (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2006, 2005 and 2004, foreign currency transaction gains (losses) were $23, $(134) and $(223). The amount recorded in 2006 includes a $167 foreign currency translation adjustment related to the final dissolution of our subsidiary located in the U.K. as more fully discussed in Note 10.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Years Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding - basic	9,046,680	8,806,528	8,479,914
Potentially dilutive securities:
Employee stock options	141,299	-	324,565
Weighted average common shares outstanding - diluted	9,187,979	8,806,528	8,804,479

For the years ended December 31, 2006, 2005 and 2004, an average of 240,637, 912,850, and 84,291 employee stock options and unvested shares of restricted stock with weighted average exercise prices of $3.72, $2.90 and $6.13, respectively, were excluded from the calculation because their effect was anti-dilutive.

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

As previously mentioned, on January 1, 2006, we adopted SFAS No. 123R which amends SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and previously allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. We adopted SFAS No. 123R using the modified prospective method. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The modified prospective approach does not allow for the restatement of prior period amounts. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. See further disclosures related to our stock-based compensation plan in Note 14.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement ("rollover") and balance sheet ("iron curtain") approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings (deficit) as of the beginning of the fiscal year of adoption. SAB 108 was effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

(3)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 19%, 16% and 16% of our consolidated net revenues in 2006, 2005 and 2004, respectively. Teradyne, Inc. accounted for 11% of our net consolidated revenues in 2004. While all three of our operating segments sold to these customers, these revenues were primarily generated by our manipulator/docking hardware and tester interface segments. During the years ended December 31, 2006, 2005 and 2004, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2006	2005
Raw materials	$4,415	$4,835
Work in process	497	418
Inventory consigned to others	357	205
Finished goods	924	777
	$6,193	$6,235

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2006	2005
Accrued rent	$ 280	$ 274
Accrued professional fees	280	249
Accrued repairs	153	153
Accrued customer obligations	125	247
Other	162	349
	$1,000	$1,272

(6)   DEBT

Line of Credit

As of December 31, 2006, we had a secured credit facility which provided for maximum borrowings of $250. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of two letters of credit which are outstanding as of December 31, 2006 in the face amounts of $200 and $50, respectively. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the credit facility require that we maintain a minimum level of $200 of cash with the bank. This credit facility expires on September 30, 2007.

Letters of Credit

As of December 31, 2006 and 2005, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2008; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

As of December 31, 2006 and 2005, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a new facility for our tester interface operation based in northern California. We occupied this facility in late January 2005. This letter of credit expires September 13, 2007, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term. If as of December 31, 2008, there have been no events of default or late payments of rent, the letter of credit shall be reduced to $0 upon our request.

Capital Lease Obligations

Periodically we enter into capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2006 are as follows:
2007	$ 8
2008	8
2009	8
2010	1
Total minimum lease payments	25
Less: Amount representing interest	2
Present value of minimum lease payments	23
Less: Current portion of capital leases	7
Obligations under capital lease, excluding current portion	$16

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our new facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2006 and 2005 was $118 and $107, respectively.

(8)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2012. Total rental expense for the years ended December 31, 2006, 2005 and 2004 was $1,839, $1,855 and $2,131, respectively.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2006 are as follows:
2007	$1,734
2008	$1,554
2009	$1,537
2010	$1,262
2011	$ 327
Thereafter	$ 74

Minimum Purchase Commitments

On June 1, 2004, we entered into an exclusive rights agreement to market and sell certain products which are the proprietary and confidential designs of one of the suppliers of our tester interface division. The terms of this agreement included payment of a $150 nonrefundable fee and certain minimum purchase requirements which are applicable to the forty-eight month period beginning April 1, 2006 and total $1,533. If we fail to satisfy the minimum purchase requirements, the supplier has the right to terminate our exclusive right to market and sell these products.

During 2006, we did not meet the minimum purchase requirements and we do not expect to meet the minimum purchase requirements in the future. There is no financial liability for not meeting these purchase requirements, however, the supplier has the right to terminate our exclusive right to market and sell the products covered by the agreement. We are not currently using these products in any of the products we sell, although we are still exploring potential uses for them in new product designs. As of December 31, 2006, we have not been notified by the supplier of any intention to terminate the agreement.

Contingencies

As part of a prior contractual arrangement with a former executive of a subsidiary, we had agreed to provide life insurance in the amount of $300 to this former executive until he reached the age of sixty-five. The provision of this life insurance benefit was self-insured by us. This individual reached the age of sixty-five in February 2007 and therefore we are no longer obligated under this arrangement.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   GUARANTEES

Product Warranties

Warranty expense for the years ended December 31, 2006, 2005 and 2004 was $378, $549 and $1,982, respectively. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2006 and 2005:
	2006	2005
Balance - Beginning of period	$ 935	$1,216
Payments made under warranty	(456)	(830)
Accruals for product warranty	378	549
Balance - End of period	$ 857	$ 935

U.K. Lease Guarantee

In connection with the closure of our U.K manufacturing operation, as more fully discussed in Note 10, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of December 31, 2006, there was approximately $431 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of December 31, 2006 we have not recorded any amounts in our financial statements related to this guarantee.

(10)   RESTRUCTURING AND OTHER COSTS

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

U.K. Operation Closure

In the quarter ended December 31, 2004, due to the history of operating losses experienced by our U.K. operation, combined with our forecasts that indicated potential future losses for this operation, we performed an assessment of the recoverability of the carrying value of this operation's long-lived assets. These long-lived assets consisted of property and equipment. As a result of this analysis we determined that an impairment existed and, accordingly, we recorded a $100 impairment of long-lived assets during the fourth quarter of 2004.

In March 2005, we announced our intention to close our U.K. operation, and we ceased manufacturing operations at this facility during the second quarter of 2005. During 2005, we accrued $234 for severance and related costs and $303 for lease termination costs. The $205 accrual remaining at December 31, 2005 related primarily to estimated lease termination costs. In November 2006, we entered into an agreement to sub-lease this facility. During the fourth quarter of 2006, we recorded an additional $23 of lease termination costs as a result of finalizing this sub-leasing arrangement as well as a $167 foreign currency translation adjustment related to final dissolution of this operation. As of December 31, 2006, there are no accruals

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   RESTRUCTURING AND OTHER COSTS (Continued)

remaining related to the closure of our U.K. operation as all aspects of the closure are now complete. However, as a part of the sub-lease agreement we have made certain guarantees as more fully described in Note 9. Our U.K. operation was included in our Manipulator/Docking Hardware segment.

California Workforce Reduction

In the quarter ended September 30, 2005 we accrued $35 for severance and related costs resulting from the termination of six employees at our facility in San Jose, California. This entire amount was paid out during the third quarter of 2005. Our facility in San Jose is the headquarters for our tester interface product segment.

Our restructuring and other costs for 2006 and 2005 are summarized as follows:
	2004 Workforce Reduction	U.K. Operation Closure	California Workforce Reduction	Total
Balance - January 1, 2005	$ 261	$ -	$ -	$ 261
Accruals in 2005	-	537	35	572
Severance and other cash payments	(261)	(332)	(35)	(628)
Balance - December 31, 2005	$ -	$ 205	$ -	$ 205
Accruals in 2006	-	23	-	23
Cash payments related to lease obligations	-	(228)	-	(228)
Balance - December 31, 2006	$ -	$ -	$ -	$ -

(11)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of our foreign subsidiaries which we consider to be permanently reinvested and, as a result, for which U.S. income taxes have not been provided was $2,001, $950 and $2,896 at December 31, 2006, 2005 and 2004, respectively.

Income (loss) before income taxes was as follows:

	Years Ended December 31,
	2006	2005	2004
Domestic	$1,127	$(4,171)	$ 128
Foreign	2,863	787	1,540
	$3,990	$(3,384)	$1,668

Income tax expense was as follows:
	Years Ended December 31,
	2006	2005	2004
Current
Domestic -- Federal	$ -	$(229)	$ -
Domestic -- state	10	(9)	-
Foreign	1,109	474	398
	1,119	236	398
Deferred:
Domestic -- Federal	-	-	-
Domestic -- state	-	-	-
	-	-	-
Income tax expense	$1,119	$236	$398

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  INCOME TAXES (Continued)

During the fourth quarter of 2006, we repatriated $1.0 million in foreign earnings. There was no tax effect of this distribution as it was offset by our net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005:
	December 31,
	2006	2005
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$2,453	$2,397
Foreign tax credit carryforward	816	547
Inventories	340	421
Depreciation of property and equipment	301	427
Accrued vacation pay	201	161
Accrued warranty	194	270
Allowance for doubtful accounts	42	64
Other	15	12
	4,362	4,299
Valuation allowance	(4,086)	(4,048)
Deferred tax assets	276	251
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(253)	(207)
Accrued royalty income	(23)	(44)
Deferred tax liabilities	(276)	(251)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2006 and 2005 was $4,048 and $3,404, respectively. The net change in the valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $38 and $644, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2025. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2006.

An analysis of the effective tax rate for the years ended December 31, 2006, 2005 and 2004 and a reconciliation from the expected statutory rate of 34% is as follows:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  INCOME TAXES (Continued)
	Years Ended December 31,
	2006	2005	2004
Expected income tax provision at U.S. statutory rate	$1,357	$(1,151)	$ 567
Increase (decrease) in tax from:
Repatriation of international earnings	425	423	-
Foreign income tax rate differences	134	207	(126)
Nondeductible expenses	48	61	32
State credit	7	(6)	-
Federal credits	-	(229)	-
Extraterritorial income exclusion	(104)	(34)	(146)
Tax impact of liquidation of foreign subsidary	(185)	-	-
Effects of NOL and tax credit carryforwards and changes in valuation allowance	(563)	965	71
Income tax expense	$1,119	$ 236	$ 398

(12)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(13)  RELATED PARTY TRANSACTIONS

On June 30, 2005, in connection with the closing of our U.K. manufacturing operation, we sold certain assets of this operation, including the machine shop assets, to the then managing director of our U.K. manufacturing operation for $132. In connection with this transaction, we took back a $132 note receivable with a five-year term with interest payable quarterly at the rate of 4.5%. During 2006, we advanced an additional $26 to this individual under this note receivable arrangement. At December 31, 2006 and 2005, the balance outstanding under this note receivable was $125 and $101, respectively with interest receivable of $0 and $3, respectively. In addition, as of January 1, 2006, we have entered into a lease agreement for office space in a building which is owned by this individual. This office space is for our marketing and support personnel who are based in the U.K. The lease agreement is for a term of five years with rent payable at the rate of $23 per year.

We paid consulting fees which totaled $0, $0 and $33 during the years ended December 31, 2006, 2005 and 2004, respectively, to one individual who is a member of our Board of Directors.

Some of our foreign subsidiaries paid directors' fees to individuals who are our executive officers which totaled $0, $0 and $24 during the years ended December 31, 2006, 2005 and 2004, respectively.

(14)  STOCK-BASED COMPENSATION PLAN

The Amended and Restated 1997 Stock Plan (the "Plan") provides for the granting of incentive stock options and non-qualified stock options to purchase shares of our common stock and for other stock-based awards to key employees and directors and to non-employee consultants. The Plan consists of two parts: the Non-Qualified Plan (administered by our Board of Directors) and the Key Employee Plan (administered by the Compensation Committee of our Board of Directors). No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, incentive stock options will be granted with an exercise price equal to the fair market value on the date of grant. The exercise price of non-qualified stock options will be determined by either the Board of Directors or the Compensation Committee of the Board of Directors. We have reserved 1,250,000 shares of common stock for issuance upon exercise of options or stock awards under the Plan, of which 87,050 shares remain available for issuance as of December 31, 2006. No options or shares of restricted stock may be granted under the Plan after March 31, 2007.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

As previously mentioned in Note 2, "Recently Adopted Accounting Standards," on January 1, 2006, we adopted SFAS No. 123R. The adoption of SFAS No. 123R did not have a material impact on our results of operations, financial condition or cash flows as we had no unvested stock options outstanding as of December 31, 2005. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2006, total compensation expense to be recognized in future periods was $584. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.1 years. We have not granted any stock options during 2006.

Stock Options

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

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
	2005	2004
Net earnings (loss), as reported	$(3,620)	$1,270
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	277	15
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(564)	(256)
Pro forma net earnings (loss)	$(3,907)	$1,029
Net earnings (loss) per share:
Basic - as reported	$(0.41)	$0.15
Basic - pro forma	$(0.44)	$0.12
Diluted - as reported	$(0.41)	$0.14
Diluted - pro forma	$(0.44)	$0.12

The fair value for stock-options granted in 2005 and 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:
	2005	2004
Risk-free interest rate	3.89%	3.77%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.99	.98
Weighted average expected life of stock options	5 years	5 years

The per share weighted average fair value of stock-options granted in 2005 and 2004 was $2.45 and $4.24, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

On December 14, 2005, the Board of Directors approved the acceleration of the vesting of 42,200 outstanding options with exercise prices ranging from $2.99 to $6.75 per share. At the date of the acceleration of vesting, only 9,000 of these shares were in-the-money by $0.38 per share or a total of $3. These options had been issued to employees during 2001 and 2002 under the 1997 Stock Plan and would otherwise have vested during 2006 and 2007. No compensation expense was required to be recorded in our consolidated financial statements during 2005 related to this action. Upon adoption of SFAS No. 123R, on January 1, 2006, we would have recorded compensation expense of approximately $106 during 2006 and 2007 related to these options had we not accelerated their vesting. Of the total options for which we accelerated the vesting, 12,000 are held by two of our executive officers. None of the other accelerated options are held by our executive officers or directors. As a result of this action, as of December 31, 2005, all of our outstanding options are exercisable. The Board of Directors accelerated the vesting of these options due to their concern that future compensation expense to be recorded in our financial statements upon the vesting of these options would be significantly in excess of the monetary value that would be ultimately realized by the optionees upon exercise of the underlying stock options due to a number of factors, the most significant of which was the volatility of our common stock share price.

The following table summarizes the stock option activity for the three years ended December 31, 2006:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2004 (597,725 exercisable)	967,875	$3.82
Granted	20,000	3.04
Exercised	(232,659)	3.70
Canceled	(54,750)	4.07
Options outstanding, December 31, 2004 (522,166 exercisable)	700,466	3.82
Granted	10,000	3.25
Exercised	(30,091)	3.11
Canceled	(50,775)	4.26
Options outstanding, December 31, 2005 (629,600 exercisable)	629,600	3.87
Granted	-	-
Exercised	(50,500)	3.35
Canceled	(17,550)	4.01
Options outstanding, December 31, 2006 (561,550 exercisable)	561,550	3.91

The total intrinsic value of the options exercised during the 2006, 2005 and 2004 was $122, $26 and $1,131, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006. All options outstanding at December 31, 2006 are exercisable:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2006	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

$2.99 - $3.35	351,500	5.84 years	$3.11	$446
$3.61 - $4.25	85,000	3.54 years	$4.02	30
$5.66 - $6.75	125,050	2.68 years	$6.08	-
	561,550		$3.91	$476

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a closing price for our stock of $4.38 at December 31, 2006, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2006, 2005 and 2004, respectively, related to nonvested shares:
	Years Ended December 31,
	2006	2005	2004

Cost of revenues	$ 18	$ 18	$ -
Selling expense	12	12	-
Engineering and product development expense	18	18	-
General and administrative expense	269	229	23
	$317	$277	$ 23

There was no compensation expense capitalized in 2006, 2005 or 2004.

The following table summarizes the activity related to nonvested shares for the three years ended December 31, 2006:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2004	-	-
Granted	230,000	$4.80
Vested	-	-
Forfeited	-	-
Nonvested shares outstanding, December 31, 2004	230,000	$4.80
Granted	35,000	$3.69
Vested	(56,250)	$4.80
Forfeited	(5,000)	$4.80
Nonvested shares outstanding, December 31, 2005	203,750	$4.61
Granted	7,500	$3.75
Vested	(70,000)	$4.55
Forfeited	(7,500)	$4.80
Nonvested shares outstanding, December 31, 2006	133,750	$4.58

The total fair value of the shares which vested during the years ended December 31, 2006, 2005 and 2004 was $348, $204 and $0, respectively.

On May 2, 2006, the Board of Directors approved the acceleration of the vesting of 7,500 nonvested shares of restricted stock previously granted to two of our directors. One of these directors terminated his service effective August 2, 2006 as he did not stand for re-election at our 2006 Annual Meeting of Stockholders. The other director retired effective November 1, 2006. The acceleration of vesting of these shares was effective on the last day of service of each of these directors. This action did not have a material impact on our consolidated financial position, results of operations or cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp. who are at least 18 years of age are eligible to participate in the plan. During the second and third quarters of 2004, we matched employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. The most recent suspension of the matching contribution was implemented at the beginning of the fourth quarter of 2004. We began matching employee contributions again during the third quarter of 2006. Effective January 1, 2006, the plan was amended to reduce the vesting period for employer contributions from six years to four years. We contributed $190, $0 and $231 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. Temptronic can make discretionary matching contributions determined annually by Temptronic of up to 6% of the employees' annual compensation. Effective October 1, 2001, we suspended the employer matching contributions due to our cost containment efforts. Matching contributions were reinstated in April 2004 but were suspended again at the end of November 2004. We began matching employee contributions again during the third quarter of 2006. Temptronic contributed $52, $0 and $52 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $278, $300 and $150 were made during 2006, 2005 and 2004, respectively. Through December 31, 2006, we had made a total of $728 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability.

(16)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of four of our foreign subsidiaries: inTEST Limited (U.K.), inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). We ceased manufacturing operations at our U.K. operation during the quarter ended June 30, 2005. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2006	2005	2004
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$35,244	$28,838	$38,414
Temperature Management	22,794	19,967	22,581
Tester Interface	7,328	6,778	13,516
Intersegment sales	(3,020)	(2,224)	(3,300)
	$62,346	$53,359	$71,211
Intersegment sales:
Manipulator/Docking Hardware	$ 4	$ 1	$ 53
Temperature Management	2,475	1,863	1,599
Tester Interface	541	360	1,648
	$3,020	$2,224	$3,300
Depreciation/amortization:
Manipulator/Docking Hardware	$ 778	$1,020	$1,166
Temperature Management	353	459	508
Tester Interface	350	394	432
	$1,481	$1,873	$2,106
Operating income (loss):
Manipulator/Docking Hardware	$2,526	$ (316)	$ 674
Temperature Management	1,964	450	211
Tester Interface	(971)	(3,251)	1,169
Corporate	1	(391)	(309)
	$3,520	$(3,508)	$1,745
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$2,877	$ (226)	$ 673
Temperature Management	2,146	503	228
Tester Interface	(1,034)	(3,270)	1,076
Corporate	1	(391)	(309)
	$3,990	$(3,384)	$1,668
Income tax expense (benefit):
Manipulator/Docking Hardware	$ 985	$222	$258
Temperature Management	134	52	140
Tester Interface	-	(38)	-
Corporate	-	-	-
	$1,119	$236	$398
Net earnings (loss):
Manipulator/Docking Hardware	$1,892	$ (448)	$ 415
Temperature Management	2,012	451	88
Tester Interface	(1,034)	(3,232)	1,076
Corporate	1	(391)	(309)
	$2,871	$(3,620)	$ 1,270
Capital expenditures:
Manipulator/Docking Hardware	$233	$ 222	$1,426
Temperature Management	304	175	457
Tester Interface	272	1,051	443
	$809	$1,448	$2,326

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  SEGMENT INFORMATION (Continued)
	December 31,
Identifiable assets:	2006	2005
Manipulator/Docking Hardware	$20,324	$18,533
Temperature Management	11,692	8,353
Tester Interface	3,743	3,983
	$35,759	$30,869

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2006	2005	2004
U.S.	$42,559	$36,894	$54,123
Europe	5,742	6,050	7,343
Asia-Pacific	14,045	10,415	9,745
	$62,346	$53,359	$71,211
	December 31,
Long-lived assets:	2006	2005
U.S.	$2,983	$3,629
Europe	315	266
Asia-Pacific	30	56
	$3,328	$3,951

(17)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2006. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/06	6/30/06	9/30/06	12/31/06(1)	Total
Net revenues	$13,732	$18,889	$16,566	$13,159	$62,346
Gross margin	5,848	8,397	6,923	5,226	26,394
Earnings before income taxes	385	2,430	1,017	158	3,990
Income tax expense	45	488	509	77	1,119
Net earnings	340	1,942	508	81	2,871

Net earnings per common share - basic	$0.04	$0.22	$0.06	$0.01	$0.32
Weighted average common shares outstanding - basic	8,991,483	9,014,751	9,053,603	9,125,336	9,046,680

Net earnings per common share - diluted	$0.04	$0.21	$0.06	$0.01	$0.31
Weighted average common shares outstanding - diluted	9,067,697	9,123,570	9,264,809	9,292,525	9,187,979

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

	Quarters Ended
	3/31/05(2)	6/30/05(3)	9/30/05(4)	12/31/05(5)	Total
Net revenues	$10,685	$12,155	$16,448	$14,071	$53,359
Gross margin	3,151	4,236	6,481	5,912	19,780
Earnings (loss) before income taxes	(2,406)	(1,912)	516	418	(3,384)
Income tax expense (benefit)	6	(119)	123	226	236
Net earnings (loss)	(2,412)	(1,793)	393	192	(3,620)

Net earnings (loss) per common share - basic	$(0.28)	$(0.21)	$0.05	$0.02	$(0.41)
Weighted average common shares outstanding - basic	8,722,205	8,745,042	8,823,979	8,932,384	8,806,528

Net earnings (loss) per common share - diluted	$(0.28)	$(0.21)	$0.04	$0.02	$(0.41)
Weighted average common shares outstanding - diluted	8,722,205	8,745,042	8,911,672	9,005,557	8,806,528

Footnotes
(1)	The quarter ended December 31, 2006 included $23 of restructuring charges and a $167 foreign currency translation adjustment related to the final dissolution of our U.K. operation.
(2)	The quarter ended March 31, 2005 included $100 of restructuring charges.
(3)	The quarter ended June 30, 2005 included $320 of restructuring charges and a tax benefit of $191 related to a domestic income tax refund received during the quarter.
(4)

The quarter ended September 30, 2005 included $559 of inventory obsolescence charges, $28 of restructuring charges and a tax benefit of $52 related to a domestic income tax refund received during the quarter.

(5)	The quarter ended December 31, 2005 included $124 of restructuring charges.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2004
Allowance for doubtful accounts	125	38	(4)	159
Warranty reserve	1,102	1,982	(1,868)	1,216

Year Ended December 31, 2005
Allowance for doubtful accounts	159	55	(15)	199
Warranty reserve	1,216	549	(830)	935

Year Ended December 31, 2006
Allowance for doubtful accounts	199	(16)	(50)	133
Warranty reserve	935	378	(456)	857