Form 10-Q
period 2007-03-31
INTEST CORP
filed 2007-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2007:

9,406,312

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	1
	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2007 and 2006	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2007	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Securities Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		23
Index to Exhibits		24

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Mar. 31,  Dec. 31,
                                                                       2007       2006
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $12,434    $13,174
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $124 and $133, respectively                   7,255      8,678
  Inventories                                                          6,755      6,193
  Refundable domestic income taxes                                         -         15
  Prepaid expenses and other current assets                              753        743
     Total current assets                                             27,197     28,803

Property and equipment:
  Machinery and equipment                                              8,089      7,976
  Leasehold improvements                                               3,266      3,256
                                                                      11,355     11,232
  Less: accumulated depreciation                                      (8,248)    (7,904)
     Net property and equipment                                        3,107      3,328

Other assets                                                             726        700
Goodwill                                                               2,656      2,629
Intangible assets, net                                                   290        299
     Total assets                                                    $33,976    $35,759
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,134    $ 3,145
  Accrued wages and benefits                                           1,877      1,894
  Accrued warranty                                                       737        857
  Accrued sales commissions                                              381        418
  Other accrued expenses                                               1,000      1,000
  Domestic and foreign income taxes payable                              398        971
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         7,652      8,410
Capital lease obligations, net of current portion                         14         16
Deferred rent, net of current portion                                    481        511
     Total liabilities                                                 8,147      8,937

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,586,505 and 9,510,755 shares issued, respectively                  96         95
  Additional paid-in capital                                          24,561     24,515
  Retained earnings                                                    1,693      2,914
  Accumulated other comprehensive income                                 696        609
  Treasury stock, at cost; 196,934 and 212,050 shares, respectively   (1,217)    (1,311)
     Total stockholders' equity                                       25,829     26,822
     Total liabilities and stockholders' equity                      $33,976    $35,759
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                      ------------------
                                                                        2007      2006
                                                                      --------  --------

Net revenues                                                          $12,118    $13,732
Cost of revenues                                                        7,699      7,884
                                                                      -------    -------
      Gross margin                                                      4,419      5,848
                                                                      -------    -------

Operating expenses:
   Selling expense                                                      2,174      2,129
   Engineering and product development expense                          1,404      1,436
   General and administrative expense                                   2,150      1,954
                                                                      -------    -------
      Total operating expenses                                          5,728      5,519
                                                                      -------    -------
Operating income (loss)                                                (1,309)       329
                                                                      -------    -------

Other income (expense):
   Interest income                                                        113         57
   Interest expense                                                         -         (1)
   Other                                                                    8          -
                                                                      -------    -------
      Total other income                                                  121         56
                                                                      -------    -------

Earnings (loss) before income taxes                                    (1,188)       385
Income tax expense                                                         33         45
                                                                      -------    -------

      Net earnings (loss)                                             $(1,221)   $   340
                                                                      =======    =======

Net earnings (loss) per common share - basic                            $(.13)     $0.04

Net earnings (loss) per common share - diluted                          $(.13)     $0.04

Weighted average common shares outstanding - basic                  9,178,727  8,991,483

Weighted average common and common share
 equivalents outstanding - diluted                                  9,178,727  9,067,697

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2007       2006
                                                               --------    ------

Net earnings (loss)                                            $(1,221)     $340

Foreign currency translation adjustments                            87       142
                                                               -------      ----

Comprehensive earnings (loss)                                  $(1,134)     $482
                                                               =======      ====

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                        Accumulated
                                   Common Stock   Additional               Other                     Total
                                ----------------   Paid-In    Retained  Comprehensive  Treasury  Stockholders'
                                 Shares   Amount   Capital    Earnings     Income        Stock      Equity
                                --------- ------  ----------  --------  -------------  --------  -------------

Balance, December 31, 2006      9,510,755  $  95   $24,515     $2,914      $  609      $(1,311)     $26,822

Net loss                                -      -         -     (1,221)          -            -       (1,221)

Other comprehensive income              -      -         -          -          87            -           87

Issuance of non-vested shares
  of restricted stock              87,000      1        (1)         -           -            -            -

Amortization of deferred
  compensation related to
  restricted stock                      -      -        75          -           -            -           75

Forfeiture of non-vested
  shares of restricted stock      (11,250)     -         -          -           -           -             -

Issuance of 15,116 shares of
  treasury stock to satisfy
  profit sharing liability              -      -       (28)         -           -           94           66
                                ---------  -----   -------     ------      ------      -------      -------

Balance, March 31, 2007         9,586,505  $  96   $24,561     $1,693      $  696      $(1,217)     $25,829
                                =========  =====   =======     ======      ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                       ------------------
                                                                          2007      2006
CASH FLOWS FROM OPERATING ACTIVITIES                                    -------    ------
  Net earnings (loss)                                                   $(1,221)   $  340
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                           360       383
    Foreign exchange (gain) loss                                             (9)       21
    Amortization of deferred compensation related to restricted stock        75        75
    Profit sharing expense funded through the issuance of treasury stock     66        75
    Loss on disposal of fixed assets                                          9         6
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                 1,460       336
      Inventories                                                          (544)      (36)
      Refundable domestic income taxes                                       15         -
      Prepaid expenses and other current assets                              (6)      (32)
      Other assets                                                          (22)      (31)
      Accounts payable                                                      (31)      223
      Accrued wages and benefits                                            (23)       28
      Accrued warranty                                                     (119)      (11)
      Accrued sales commissions                                             (38)      108
      Accrued restructuring and other charges                                 -       (22)
      Other accrued expenses                                                  -        91
      Domestic and foreign income taxes payable                            (587)     (260)
      Deferred rent                                                         (30)      (30)
                                                                        -------    ------
Net cash provided by (used in) operating activities                        (645)    1,264
                                                                        -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (130)     (118)
                                                                        -------    ------
Net cash used in investing activities                                      (130)     (118)
                                                                        -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of capital lease obligations                                    (2)      (19)
                                                                        -------    ------
Net cash used in financing activities                                        (2)      (19)
                                                                        -------    ------
Effects of exchange rates on cash                                            37        33
                                                                        -------    ------
Net cash provided by (used in) all activities                              (740)    1,160
Cash and cash equivalents at beginning of period                         13,174     7,295
                                                                        -------    ------
Cash and cash equivalents at end of period                              $12,434    $8,455
                                                                        =======    ======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Restricted stock awards granted                                       $   314    $    -
                                                                        =======    ======
  Unvested restricted stock awards forfeited                            $    42    $    -
                                                                        =======    ======
  Cash payments for:
    Domestic and foreign income taxes                                   $   601    $  304
    Interest                                                                  -         1

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006 (our "2006 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation. In particular, prior to the first quarter of 2007, legal fees related to our patents and other intellectual property were included in general and administrative expense. Effective January 1, 2007, we include these fees as a component of engineering and product development expense. Prior periods have been reclassified accordingly.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $173 and $172 for the three months ended March 31, 2007 and 2006, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangibles

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test.

Goodwill at both March 31, 2007 and December 31, 2006 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the three months ended March 31, 2007:
Balance - Beginning of period	$2,629
Impact of foreign currency translation	27
Balance - End of period	$2,656

As of March 31, 2007 and December 31, 2006, definite life intangibles totaled $290 and $299, net of accumulated amortization of $237 and $221, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of six years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the three months ended March 31, 2007:
Balance - Beginning of period	$299
Amortization	(13)
Impact of foreign currency translation	4
Balance - End of period	$290

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

With respect to sales tax collected from customers and remitted to governmental authorities, we use a net presentation in our consolidated statement of operations. As a result, there are no amounts included in either our net revenues or cost of revenues related to sales tax.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense is included in selling expense in the consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

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

For the quarter ended March 31, 2007, we recorded income tax expense of $33 compared to income tax expense of $45 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first quarter of 2007, the income tax expense recorded represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first quarter of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations where we are recording full valuation allowances represented a larger proportion of our total results for the first quarter of 2007 than in the comparable period in 2006.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended March 31,
	2007	2006
Weighted average common shares outstanding -- basic	9,178,727	8,991,483
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	76,214
Weighted average common shares outstanding -- diluted	9,178,727	9,067,697

Average number of potentially dilutive securities excluded from calculation	713,073	365,932
Weighted average exercise price of excluded securities	$4.03	$2.92

Recently Adopted Accounting Standards

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

On January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of income. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during the first quarter of 2007 related to unrecognized tax benefits.

We file U.S. income tax returns and multiple state income and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2003 through December 31, 2006 are subject to examination by the relevant taxing authorities.

On January 1, 2007, we adopted Emerging Issues Task Force on Issue No. 06-3 ("EITF 06-3"), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance was effective for all periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our financial statements.

(3)  MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 17% and 23% of our consolidated net revenues for the three months ended March 31, 2007 and 2006, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the three months ended March 31, 2007 and 2006, no other customer accounted for 10% or more of our consolidated net revenues.

(4)  INVENTORIES

Inventories held at March 31, 2007 and December 31, 2006 were comprised of the following:
	Mar. 31, 2007	Dec. 31, 2006
Raw materials	$4,793	$4,415
Work in process	672	497
Inventory consigned to others	321	357
Finished goods	969	924
	$6,755	$6,193

(5)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $30 for the three months ended March 31 during both 2007 and 2006.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)  GUARANTEES

Product Warranties

Warranty expense (recovery) for the three months ended March 31, 2007 and 2006 was $(47) and $132, respectively. During the quarter ended March 31, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2007:
Balance - Beginning of period	$857
Payments made under product warranty	(73)
Reduction in accrued warranty due to favorable claims experience	(47)
Balance - End of period	$737

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2006 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of March 31, 2007, there was approximately $405 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of March 31, 2007 we have not recorded any amounts in our financial statements related to this guarantee.

(7)  STOCK-BASED COMPENSATION

As of March 31, 2007, we have a stock-based employee compensation plan that is described more fully in Note 14 to our consolidated financial statements in our 2006 Form 10-K. No options or shares of restricted stock may be granted under this plan after March 31, 2007. As of March 31, 2007, total compensation expense to be recognized in future periods was $824. The weighted average period over which this expense is expected to be recognized is 2.5 years. All of this expense is related to nonvested shares of restricted stock.

On March 29, 2007, the Board of Directors, subject to stockholder approval at the 2007 Annual Meeting of Stockholders, approved the inTEST Corporation 2007 Stock Plan ("2007 Plan"). The 2007 Plan authorizes up to 500,000 shares for issuance pursuant to grants of options to purchase stock or as grants of shares of restricted stock. No awards have been granted under the 2007 Plan as of the filing of this Quarterly Report.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during the three months ended March 31, 2007 and 2006, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2007	2006
Cost of revenues	$ 5	$ 4
Selling expense	3	3
Engineering and product development expense	5	4
General and administrative expense	62	64
	$75	$75

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

There was no compensation expense capitalized in the three months ended March 31, 2007 or 2006.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2007:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2007	133,750	$ 4.58
Granted	87,000	4.10
Vested	-	-
Forfeited	(11,250)	3.76
Nonvested shares outstanding, March 31, 2007	209,500	4.63

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2007:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007 (561,550 exercisable)	561,550	$ 3.91
Granted	-	-
Exercised	-	-
Forfeited/Expired	(5,000)	6.13
Options outstanding, March 31, 2007 (556,550 exercisable)	556,550	3.89

(8)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2006 Form 10-K.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $75 were made during the three month periods ended March 31, 2007 and 2006. Through March 31, 2007, we had made a total of $803 in profit sharing contributions. We typically fund these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability.

(9)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST Kabushiki Kaisha (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION

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

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended March 31,
	2007	2006
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$ 5,957	$ 7,404
Temperature Management	5,539	5,041
Tester Interface	1,333	1,895
Intersegment sales	(711)	(608)
	$12,118	$13,732

Intersegment sales:
Manipulator/Docking Hardware	$ 4	$ 2
Temperature Management	575	385
Tester Interface	132	221
	$ 711	$ 608

Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(1,046)	$ 496
Temperature Management	517	111
Tester Interface	(596)	(194)
Corporate	(63)	(28)
	$(1,188)	$ 385

Net earnings (loss):
Manipulator/Docking Hardware	$(1,036)	$ 441
Temperature Management	474	98
Tester Interface	(596)	(171)
Corporate	(63)	(28)
	$(1,221)	$ 340

	Mar. 31, 2007	Dec. 31, 2006
Identifiable assets:
Manipulator/Docking Hardware	$18,614	$20,324
Temperature Management	12,206	11,692
Tester Interface	3,156	3,743
	$33,976	$35,759

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2007	2006
Net revenues from unaffiliated customers:
U.S.	$ 8,950	$ 9,803
Europe	1,307	1,556
Asia-Pacific	1,861	2,373
	$12,118	$13,732

	Mar. 31, 2007	Dec. 31, 2006
Long-lived assets:
U.S.	$2,786	$2,983
Europe	298	315
Asia-Pacific	23	30
	$3,107	$3,328

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As discussed more fully in our 2006 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict. Because the industry cycles are generally characterized by sequential quarterly growth or declines in orders and net revenues throughout the cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, while the general trend over several quarters tends to be one of either growth or decline, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2007	2006	2006
Manipulator/Docking Hardware	$ 5,957	$ 7,404	$ 6,729
Temperature Management	5,539	5,041	6,079
Tester Interface	1,333	1,895	1,233
Intersegment sales	(711)	(608)	(882)
	$12,118	$13,732	$13,159
Intersegment sales
Manipulator/Docking Hardware	$ 4	$ 2	$ -
Temperature Management	575	385	841
Tester Interface	132	221	41
	$ 711	$ 608	$ 882
Net revenues from unaffiliated customers (net of intersegment sales)
Manipulator/Docking Hardware	$ 5,953	$ 7,402	$ 6,729
Temperature Management	4,964	4,656	5,238
Tester Interface	1,201	1,674	1,192
	$12,118	$13,732	$13,159
Net revenues from unaffiliated customers
U.S.	$ 8,950	$ 9,803	$ 9,200
Europe	1,307	1,556	935
Asia-Pacific	1,861	2,373	3,024
	$12,118	$13,732	$13,159

Total consolidated net revenues decreased $1.6 million or 12% during the first quarter of 2007 as compared to the same period in 2006. During the first quarter of 2007, we believe the semiconductor industry continued to be in a period of weakened demand, which began during the third quarter of 2006. This reduction in demand has been more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management segment where we have been able to diversify our customer base in recent years. As a result, we are now selling our temperature management products not only to semiconductor and ATE manufacturers but also in markets which we believe to be less cyclical than the semiconductor test industry. Partially offsetting the decline in net revenues within our manipulator/docking hardware product segment during the first quarter 2007 was demand for certain third-party products we distribute through our operation in Japan, which is included in this segment. We have recently been notified that the company for which we distribute these products has been acquired and that we will no longer be distributing these products for them after the second quarter of 2007. While this will result in a decline in sales of these products in Japan, we had previously anticipated declining sales from this operation during 2007 as we had expected that the customer who had been purchasing the majority of these products from us would no longer have the same level of demand. We are currently in the process of investigating potential distribution opportunities for other third-party products in this region, but we cannot be certain when such opportunities will be realized. Nonetheless, we currently expect the demand for products in our other product segments will offset the loss of business in our Japanese operation.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total orders for the quarter ended March 31, 2007 were $12.6 million compared to $12.2 million for the quarter ended December 31, 2006 and $15.5 million for the quarter ended March 31, 2006. The decline in our orders during the first quarter of 2007 as compared to the same period in 2006 reflects that we are in the down portion of this business cycle and, although we cannot be certain, we believe the increase in bookings in the first quarter of 2007 compared to the fourth quarter of 2006 indicates that the first quarter of 2007 represented the trough in this business cycle. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At March 31, 2007, our backlog of unfilled orders for all products was approximately $5.3 million compared with approximately $4.8 million at December 31, 2006 and $7.8 million at March 31, 2006. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2007. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. The most recent actions (during late 2004 and 2005) included organizational changes which allowed us to eliminate certain central corporate staff as well as workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our locations. In addition, during periods of significant weakened demand, such as in late 2004, we also implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we have reinstated as warranted by increases in our sales levels and profitability. This includes the restoration on April 1, 2006, of the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated our employer 401(k) matching contribution and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years. Total 401(k) employer match expense incurred during the first quarter of 2007 and for the year ended December 31, 2006 was $141,000 and $242,000, respectively. Additional information regarding the various restructuring plans implemented in recent years, including the costs incurred, is set forth in Note 10 to the consolidated financial statements in our 2006 Form 10-K.

As of December 31, 2006, all of our restructuring plans had been completed and, accordingly, there were no accruals remaining related to any of these plans. However, as a part of the sub-lease agreement for the facility which was occupied by our U.K. manufacturing operation prior to its closure, we remain obligated for the lease payments in the event the sub-lessee defaults. This guaranty obligation is more fully discussed in Note 9 to the consolidated financial statements of our 2006 Form 10-K. Our U.K. operation was included in our Manipulator/Docking Hardware segment.

We believe the actions taken in recent years to reorganize and decentralize our operations have made us a more competitive company and have positioned us to adapt more quickly to new market challenges and opportunities. As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE market, we intend to continue reviewing and evaluating actions that could better match our operating costs against our anticipated future revenue and product demand.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $173,000 and $172,000 for the three months ended March 31, 2007 and 2006, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. See also the section entitled "Critical Accounting Policies."

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the three months ended March 31, 2007 and 2006, our product warranty charges (recovery) were $(47,000) and $132,000, or (0.4)% and 1.0% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality as well as the fact that there were no introductions of new product families in 2006 and 2005 in our manipulator/docking hardware segment. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product families which typically have higher levels of warranty claims than existing product families, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the three months ended March 31, 2007 and 2006, our OEM sales as a percentage of net revenues were 24% and 25%, respectively.

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2006 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2006 Form 10-K.

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
	Percentage of Net Revenues
	Quarters Ended March 31,
	2007	2006
Net revenues	100.0%	100.0%
Cost of revenues	63.5	57.4
Gross margin	36.5	42.6
Selling expense	17.9	15.5
Engineering and product development expense	11.6	10.5
General and administrative expense	17.8	14.2
Operating income (loss)	(10.8)	2.4
Other income	1.0	0.4
Earnings (loss) before income taxes	(9.8)	2.8
Income tax expense	0.3	0.3
Net earnings (loss)	(10.1)%	2.5%

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Net Revenues. Net revenues were $12.1 million for the quarter ended March 31, 2007 compared to $13.7 million for the same period in 2006, a decrease of $1.6 million or 12%. The percentage decrease in the net revenues (net of intersegment sales) of our manipulator/docking hardware and tester interface product segments were 20% and 28%, respectively, while the net revenues (net of intersegment sales) of our temperature management product segment increased 7% for the first quarter of 2007 as compared to the same period in 2006. As previously discussed, we believe the semiconductor industry continued to be in a period of weakened demand during the first quarter of 2007. This reduction in demand has been more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management segment where we have continued to experience increased success in selling these products in markets which we believe to be less cyclical than the semiconductor test industry. Partially offsetting the decline in net revenues within our manipulator/docking hardware product segment during the first quarter 2007 was demand for certain third-party products we distribute through our operation in Japan, which is included in this segment.

During the quarter ended March 31, 2007, our net revenues from customers in the U.S., Europe and Asia decreased 9%, 16% and 22%, respectively. Adjusted to eliminate the impact of changes in the Euro to U.S. dollar exchange rate, the decrease in net revenues from customers in Europe would have been 23%. The lower decrease in net revenues from customers in the U.S. reflects the aforementioned smaller impact of the current downturn in the semiconductor industry on our temperature management product segment. The majority of this product segment's sales are generated through our operation in Sharon, Massachusetts and included in net revenues from customers in the U.S.

Gross Margin. Gross margin was 37% for the first quarter of 2007 as compared to 43% for the same period in 2006. The decrease in gross margin reflects both higher component material costs as a percentage of net revenues as well as an increase in our fixed operating costs as a percentage of net revenues. Although our component material costs decreased $224,000 in absolute dollar terms for the first quarter of 2007 as compared to the same period in 2006, as a percentage of net revenues, component material costs increased to 39% from 36% for the quarters ended March 31, 2007 and 2006, respectively. This increase reflects changes in customer and product mix, primarily in our manipulator/docking hardware product segment. Our fixed operating costs increased to 20% from 18% of net revenues for the quarters ended March 31, 2007 and 2006,

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

respectively, which primarily reflects that these costs were not as fully absorbed in 2007 due to the lower net revenue levels. In absolute dollar terms, our fixed operating costs were relatively unchanged at $2.4 million for both the first quarter of 2007 and 2006.

Selling Expense. Selling expense was $2.2 million for the first quarter of 2007 compared to $2.1 million for the comparable prior period, an increase of $45,000 or 2%. Increases in salary and benefits expense and higher levels of travel costs were partially offset by lower levels of warranty charges and a reduction in the level of commissions. The increase in salary and benefits expense primarily reflects the restoration of certain salaries and benefits during the second and third quarters of 2006 which had been reduced or eliminated during late 2004 and 2005 as a part of our cost containment efforts. The increase in travel costs primarily reflects a higher level of attendance at trade shows during the first quarter of 2007 than in the comparable prior period. Several of these trade shows were located in Asia and were attended by sales personnel based outside of that region. The decrease in warranty charges primarily reflects favorable claims experience, while the decrease in commissions reflects the reduced level of sales during the first quarter of 2007 as compared to the first quarter of 2006.

Engineering and Product Development Expense. Engineering and product development expense was $1.4 million for both the first quarter of 2007 and 2006. During the first quarter of 2006 we received a $233,000 reimbursement payment for engineering services under a contract with one of the customers of our tester interface product segment. This reimbursement payment offset higher salary and benefits expense and expenditures for research and development materials during that period primarily related to new product development efforts that were ongoing in conjunction with this customer. When this engineering services reimbursement contract ended during the second quarter of 2006, the additional staff which we had hired in connection with this contract were terminated.

General and Administrative Expense. General and administrative expense was $2.2 million for the first quarter of 2007 compared to $2.0 million for the same period in 2006, an increase of $196,000 or 10%. We attribute the increase primarily to higher levels of salary and benefits expense reflecting the aforementioned restoration of certain salaries and benefits in the second and third quarters of 2006. To a lesser extent, there was an increase in legal fees related to our SEC filings, including our 2006 Form 10-K and proxy statement. These increases were partially offset by a reduction in spending on third-party consultants during the first quarter of 2007 as compared to the same period in 2006. These third-party consultants are assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income. Other income was $121,000 for the first quarter of 2007 compared to $56,000 for the comparable period in 2006, an increase of $65,000. The increase in other income was primarily due to an increase in interest income as a result of higher average cash balances during the first quarter of 2007 as compared to the same quarter in 2006.

Income Tax Expense. For the quarter ended March 31, 2007, we recorded income tax expense of $33,000 compared to income tax expense of $45,000 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first quarter of 2007, the income tax expense recorded represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first quarter of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations where we are recording full valuation allowances represented a larger proportion of our total results for the first quarter of 2007 than in the comparable period in 2006.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2007 was $645,000 compared to net cash provided by operations of $1.3 million for the same period in 2006. The shift to cash used in operations for the first three months of 2007 from cash provided by operations for the same period in 2006 was primarily the result of our $1.2 million net loss in the first three months of 2007 as compared to net earnings of $340,000 for the same period in 2006. During the three months ended March 31, 2007 accounts receivable decreased $1.5 million primarily reflecting the lower net revenue levels experienced in the first quarter of 2007 as compared to the same period in 2006. Domestic and foreign income taxes payable decreased $587,000 compared to the amount at December 31, 2006 due to the payment of income taxes on earnings in 2006 by certain of our

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

foreign operations. Inventories increased $544,000 during the first three months of 2007, primarily at our temperature management product segment. The increase in inventory at our temperature management product segment was related to purchases of component parts that have long lead-times associated with procurement.

Purchases of property and equipment were $130,000 for the three months ended March 31, 2007. These purchases primarily consisted of demonstration and quality assurance testing equipment for our facilities in Sharon, Massachusetts and San Jose, California as well as computer and other office equipment for our Intestlogic operation in Germany.

We have no significant commitments for capital expenditures for the balance of 2007, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the three months ended March 31, 2007 was $2,000, which represents payments made under capital lease obligations.

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

As of March 31, 2007 we had cash and cash equivalents of $12.4 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, we believe that the first quarter of 2007 represented the trough in this business cycle; however, we cannot be certain that this is the case. Should the downturn be prolonged or, conversely, if we are entering the next upturn, should the increases in our quarterly net revenues and bookings be more rapid than we expect, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2007, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2006 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 26% and 29% of consolidated net revenues for the three months ended March 31, 2007 and 2006, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks that could have a material adverse effect on our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A-"Risk Factors" of our 2006 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net revenues denominated in foreign currencies were 18% and 15% of consolidated net revenues for the three months ended March 31, 2007 and 2006, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A - "Risk Factors" of our 2006 Form 10-K.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their functional currencies. Total other comprehensive income was $87,000 and $142,000 for the three months ended March 31, 2007 and 2006, respectively, due to cumulative translation adjustments.

As of March 31, 2007 and December 31, 2006, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $5.0 million and $5.1 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $503,000 and $508,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of March 31, 2007, we had cash and cash equivalents of $12.4 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2007 would have decreased by less than $32,000. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors as disclosed in that report.

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

10.1* Compensatory Arrangements of Officers and Directors: Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.

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
inTEST Corporation
Date:	May 14, 2007	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2007	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1* Compensatory Arrangements of Officers and Directors: Previously filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2006, filed on March 30, 2007, and incorporated herein by reference.

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