Form 10-K/A
period 2006-12-31
INTEST CORP
filed 2007-07-27
CIK 1036262

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

This report on Form 10-K/A is filed to amend and restate Item 15(b) of our Form 10-K filed on March 30, 2007 (the "Initial Report") in order to (i) include a correction to Exhibit 10.2 and (ii) add a new Exhibit 10.12 which was inadvertently omitted from the Initial Report. This report on Form 10-K/A includes the complete text of Item 15, a revised Index to Exhibits, and Exhibits 10.2 and 10.12, in their entirety.

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Annual Report on Form 10-K.

(b)     Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.(5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
10.12	Second Amendment to Lease between First Industrial, L.P. and the Company dated December 23, 2003.
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to the 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to the 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2006, File No. 000-22529, filed March 30, 2006, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

inTEST CORPORATION

By: /s/ Hugh T. Regan, Jr.
        Hugh T. Regan, Jr.
        Secretary, Treasurer and Chief Financial Officer

Date:   July 27, 2007

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	By Laws. (1)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (2)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000.
10.3	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (3)
10.4	Lease between The Irvine Company and the Company dated September 15, 2004 (4)
10.5	Change of Control Agreement dated April 17, 2001 between the Company and Robert E. Matthiessen. (5)(*)
10.6	Change of Control Agreement dated April 17, 2001 between the Company and Hugh T. Regan, Jr.(5)(*)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.8	Form of Restricted Stock Grant. (7)(*)
10.9	Form of Stock Option Grant - Director. (7)(*)
10.10	Form of Stock Option Grant - Officer. (7)(*)
10.11	Compensatory Arrangements of Executive Officers and Directors. (9)(*)
10.12	Second Amendment to Lease between First Industrial, L.P. and the Company dated December 23, 2003.
14	Code of Ethics (8)
21	Subsidiaries of the Company. (9)
23	Consent of KPMG LLP. (9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (9)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to the 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to the 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2001, File No. 000-22529, filed May 15, 2001, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2002, File No. 000-22529, filed August 14, 2002, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2006, File No. 000-22529, filed March 30, 2006, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.