Form 10-Q
period 2007-06-30
INTEST CORP
filed 2007-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of July 31, 2007:

9,502,819

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and six months ended June 30, 2007 and 2006	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2007	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23 - 24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Securities Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25
Index to Exhibits		26

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                       2007       2006
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $10,567    $13,174
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $117 and $133, respectively                   7,643      8,678
  Inventories                                                          6,686      6,193
  Refundable domestic income taxes                                        25         15
  Prepaid expenses and other current assets                              478        743
     Total current assets                                             25,399     28,803

Property and equipment:
  Machinery and equipment                                              8,163      7,976
  Leasehold improvements                                               3,266      3,256
                                                                      11,429     11,232
  Less: accumulated depreciation                                      (8,531)    (7,904)
     Net property and equipment                                        2,898      3,328

Other assets                                                             709        700
Goodwill                                                               2,659      2,629
Intangible assets, net                                                   280        299
     Total assets                                                    $31,945    $35,759
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,430    $ 3,145
  Accrued wages and benefits                                           1,762      1,894
  Accrued warranty                                                       637        857
  Accrued sales commissions                                              394        418
  Other accrued expenses                                               1,019      1,000
  Domestic and foreign income taxes payable                              279        971
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         6,646      8,410
Capital lease obligations, net of current portion                         12         16
Deferred rent, net of current portion                                    452        511
     Total liabilities                                                 7,110      8,937

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,586,505 and 9,510,755 shares issued, respectively                  96         95
  Additional paid-in capital                                          24,624     24,515
  Retained earnings                                                      607      2,914
  Accumulated other comprehensive income                                 622        609
  Treasury stock, at cost; 180,193 and 212,050 shares, respectively   (1,114)    (1,311)
     Total stockholders' equity                                       24,835     26,822
     Total liabilities and stockholders' equity                      $31,945    $35,759
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2007       2006       2007       2006
                                               -------    -------    -------    -------
Net revenues                                   $12,062    $18,889    $24,180    $32,621
Cost of revenues                                 7,450     10,492     15,149     18,376
                                               -------    -------    -------    -------
      Gross margin                               4,612      8,397      9,031     14,245
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,283      2,593      4,457      4,722
   Engineering and product development
     expense                                     1,394      1,290      2,798      2,726
   General and administrative expense            2,061      2,172      4,211      4,126
                                               -------    -------    -------    -------
      Total operating expenses                   5,738      6,055     11,466     11,574
                                               -------    -------    -------    -------
Operating income (loss)                         (1,126)     2,342     (2,435)     2,671
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                 104         71        217        128
   Interest expense                                 (1)         -         (1)        (1)
   Other                                            23         17         31         17
                                               -------    -------    -------    -------
      Total other income                           126         88        247        144
                                               -------    -------    -------    -------
Earnings (loss) before income taxes             (1,000)     2,430     (2,188)     2,815
Income tax expense                                  86        488        119        533
                                               -------    -------    -------    -------
      Net earnings (loss)                      $(1,086)   $ 1,942    $(2,307)   $ 2,282
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                  $(0.12)     $0.22     $(0.25)     $0.25

Weighted average common shares
 outstanding-basic                           9,194,086  9,014,751  9,186,449  9,003,181

Net earnings (loss) per common
 share - diluted                                $(0.12)     $0.21     $(0.25)     $0.25

Weighted average common and common
 share equivalents outstanding-diluted       9,194,086  9,123,570  9,186,449  9,095,788

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   ----------------
                                            2007      2006      2007     2006
                                           -------   -------   -------   ------

Net earnings (loss)                        $(1,086)  $1,942    $(2,307)  $2,282

Foreign currency translation adjustments       (74)     295         13      437
                                           -------   ------    -------   ------

Comprehensive earnings (loss)              $(1,160)  $2,237    $(2,294)  $2,719
                                           =======   ======    =======   ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                                ---------------- Paid-In    Retained  Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Earnings     Income       Stock     Equity
                                --------- ------ -------- ----------- ------------- -------- -------------

Balance, December 31, 2006      9,510,755  $  95  $24,515    $2,914       $ 609     $(1,311)    $26,822

Net loss                                -      -        -    (2,307)          -           -      (2,307)

Other comprehensive income              -      -        -         -          13           -          13

Issuance of non-vested
  shares of restricted stock       87,000      1       (1)        -           -           -           -

Amortization of deferred
  compensation related to
  restricted stock                      -      -      166         -           -           -         166

Forfeiture of non-vested
  shares of restricted
  stock                           (11,250)     -        -         -           -           -           -

Issuance of 31,857 shares of
  treasury stock to satisfy
  profit sharing liability              -      -      (56)        -           -         197         141
                                ---------  -----  -------    ------       -----     -------     -------

Balance, June 30, 2007          9,586,505  $  96  $24,624    $  607       $ 622     $(1,114)    $24,835
                                =========  =====  =======    ======       =====     =======     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2007       2006
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(2,307)   $ 2,282
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          702        760
    Foreign exchange (gain) loss                                            (7)        24
    Amortization of deferred compensation related to restricted stock      166        161
    Profit sharing expense funded through the issuance of treasury stock   141        150
    Loss on disposal of fixed assets                                         4          6
    Proceeds from sale of demonstration equipment, net of gain              13          2
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                1,025     (2,356)
      Inventories                                                         (470)      (268)
      Refundable domestic income taxes                                     (11)         -
      Prepaid expenses and other current assets                            263         56
      Other assets                                                         (22)       (37)
      Accounts payable                                                    (706)     2,229
      Accrued wages and benefits                                          (127)       320
      Accrued warranty                                                    (222)         8
      Accrued sales commissions                                            (24)       105
      Accrued restructuring and other charges                                -        (52)
      Other accrued expenses                                                20         (1)
      Domestic and foreign income taxes payable                           (690)       158
      Deferred rent                                                        (59)       (59)
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (2,311)     3,488
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (256)      (348)
                                                                       -------    -------
Net cash used in investing activities                                     (256)      (348)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (4)       (21)
  Proceeds from stock options exercised                                      -         18
                                                                       -------    -------
Net cash used in financing activities                                       (4)        (3)
                                                                       -------    -------
Effects of exchange rates on cash                                          (36)       120
                                                                       -------    -------
Net cash provided by (used in) all activities                           (2,607)     3,257
Cash and cash equivalents at beginning of period                        13,174      7,295
                                                                       -------    -------

Cash and cash equivalents at end of period                             $10,567    $10,552
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted stock awards granted                                        $   314    $     -
                                                                       =======    =======
Unvested restricted stock awards forfeited                             $    42    $     -
                                                                       =======    =======

Cash payments for:
  Domestic and foreign income taxes                                    $   763    $   377
  Interest                                                                   1          1

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

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide or in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we have experienced significant period-to-period fluctuations in our operating results.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $386 and $281 for the six months ended June 30, 2007 and 2006, respectively.

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

Goodwill at both June 30, 2007 and December 31, 2006 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the six months ended June 30, 2007:
Balance - Beginning of period	$2,629
Impact of foreign currency translation	30
Balance - End of period	$2,659

As of June 30, 2007 and December 31, 2006, definite life intangibles totaled $280 and $299, net of accumulated amortization of $253 and $221, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of six years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the six months ended June 30, 2007:
Balance - Beginning of period	$299
Amortization	(26)
Impact of foreign currency translation	7
Balance - End of period	$280

Estimated annual amortization expense for each of the next five years is $52.

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

For the six months ended June 30, 2007, we recorded income tax expense of $119 compared to $533 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first half of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first half of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations where we are recording full valuation allowances represented a larger proportion of our total results for the first six months of 2007 than in the comparable period in 2006.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding -- basic	9,194,086	9,014,751	9,186,449	9,003,181
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	108,819	-	92,607
Weighted average common shares outstanding -- diluted	9,194,086	9,123,570	9,186,449	9,095,788

Average number of potentially dilutive securities excluded from calculation	755,090	346,516	734,081	356,224
Weighted average exercise price of excluded securities	$4.01	$2.86	$4.02	$2.89

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

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of income. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during the first six months of 2007 related to unrecognized tax benefits.

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

(3)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 14% and 23% of our consolidated net revenues for the six months ended June 30, 2007 and 2006, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the six months ended June 30, 2007 and 2006, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at June 30, 2007 and December 31, 2006 were comprised of the following:
	June 30, 2007	Dec. 31, 2006
Raw materials	$4,994	$4,415
Work in process	636	497
Inventory consigned to others	325	357
Finished goods	731	924
	$6,686	$6,193

(5)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $59 for the six months ended June 30 during both 2007 and 2006.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT (Continued)

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

(6)  GUARANTEES

Product Warranties

Warranty expense (recovery) for the six months ended June 30, 2007 and 2006 was $(87) and $262, respectively. During the six months ended June 30, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2007:
Balance - Beginning of period	$857
Payments made under product warranty	(133)
Reduction in accrued warranty due to favorable claims experience	(87)
Balance - End of period	$637

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2006 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of June 30, 2007, there was approximately $386 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of June 30, 2007 we have not recorded any amounts in our financial statements related to this guarantee.

(7)  STOCK-BASED COMPENSATION

As of June 30, 2007, we have outstanding stock options and unvested restricted stock awards granted under a stock-based employee compensation plan (the "1997 Stock Plan") that is described more fully in Note 14 to our consolidated financial statements in our 2006 Form 10-K. No options or shares of restricted stock may be granted under this plan after March 31, 2007. In addition, at our annual meeting of stockholders held on June 13, 2007, our stockholders, upon the recommendation of our Board of Directors, approved the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders.

As of June 30, 2007, total compensation expense to be recognized in future periods was $733. The weighted average period over which this expense is expected to be recognized is 2.3 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during the three and six months ended June 30, 2007 and 2006, respectively, related to nonvested shares:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$ 5	$ 5	$ 10	$ 9
Selling expenses	3	3	6	6
Engineering and product development expense	5	5	10	9
General and administrative expenses	78	73	140	137
	$91	$86	$166	$161

There was no compensation expense capitalized in either the three or six months ended June 30, 2007 or 2006.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2007:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2007	133,750	$4.58
Granted	87,000	4.10
Vested	(1,250)	3.25
Forfeited	(11,250)	3.76
Nonvested shares outstanding, June 30, 2007	208,250	$4.64

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2007:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007 (561,550 exercisable)	561,550	$ 3.91
Granted	-	-
Exercised	-	-
Forfeited/Expired	(71,250)	6.01
Options outstanding, June 30, 2007 (490,300 exercisable)	490,300	3.61

(8)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2006 Form 10-K.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $150 were made during the six month periods ended June 30, 2007 and 2006. Through June 30, 2007, we had made a total of $878 in profit sharing contributions. We typically fund these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2007	2006	2007	2006
Manipulator/Docking Hardware	$ 4,693	$11,454	$10,650	$18,858
Temperature Management	5,913	5,545	11,452	10,586
Tester Interface	1,966	2,667	3,299	4,562
Intersegment sales	(510)	(777)	(1,221)	(1,385)
	$12,062	$18,889	$24,180	$32,621
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 1	$ 4	$ 3
Temperature Management	448	515	1,023	900
Tester Interface	62	261	194	482
	$510	$777	$1,221	$1,385
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(1,190)	$1,907	$(2,236)	$2,403
Temperature Management	467	295	984	406
Tester Interface	(274)	275	(870)	81
Corporate	(3)	(47)	(66)	(75)
	$(1,000)	$2,430	$(2,188)	$2,815
Net earnings (loss):
Manipulator/Docking Hardware	$(1,220)	$1,521	$(2,256)	$1,962
Temperature Management	411	231	885	329
Tester Interface	(274)	237	(870)	66
Corporate	(3)	(47)	(66)	(75)
	$(1,086)	$1,942	$(2,307)	$2,282

			June 30, 2007	Dec. 31, 2006
Identifiable assets:
Manipulator/Docking Hardware			$17,574	$20,324
Temperature Management			11,058	11,692
Tester Interface			3,313	3,743
			$31,945	$35,759

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues from unaffiliated customers:
U.S.	$ 9,558	$12,447	$18,508	$22,250
Europe	1,195	1,909	2,502	3,465
Asia-Pacific	1,309	4,533	3,170	6,906
	$12,062	$18,889	$24,180	$32,621

			June 30, 2007	Dec. 31, 2006
Long-lived assets:
U.S.			$2,548	$2,983
Europe			304	315
Asia-Pacific			46	30
			$2,898	$3,328

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
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2007	2006	2007	2007	2006
Manipulator/Docking Hardware	$ 4,693	$11,454	$ 5,957	$10,650	$18,858
Temperature Management	5,913	5,545	5,539	11,452	10,586
Tester Interface	1,966	2,667	1,333	3,299	4,562
Intersegment sales	(510)	(777)	(711)	(1,221)	(1,385)
	$12,062	$18,889	$12,118	$24,180	$32,621
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 1	$ 4	$ 4	$ 3
Temperature Management	448	515	575	1,023	900
Tester Interface	62	261	132	194	482
	$510	$777	$711	$1,221	$1,385
Net revenues from affiliated customers (net of intersegment sales)
Manipulator/Docking Hardware	$ 4,693	$11,453	$ 5,953	$10,646	$18,855
Temperature Management	5,465	5,030	4,964	10,429	9,686
Tester Interface	1,904	2,406	1,201	3,105	4,080
	$12,062	$18,889	$12,118	$24,180	$32,621
Net revenues from unaffiliated customers:
U.S.	$ 9,558	$12,447	$ 8,950	$18,508	$22,250
Europe	1,195	1,909	1,307	2,502	3,465
Asia-Pacific	1,309	4,533	1,861	3,170	6,906
	$12,062	$18,889	$12,118	$24,180	$32,621

Consolidated net revenues for the second quarter of 2007 decreased $6.8 million or 36% compared to the second quarter of 2006. The decrease in our net revenues between these periods reflects that the second quarter of 2006 represented the peak of the most recent industry up-cycle, whereas the second quarter of 2007 reflected a continuation of the industry down-cycle that began in the third quarter of 2006. We believe the second quarter of 2007 may represent the trough of the current industry down-cycle. Subsequent to the second quarter of 2006, we have seen sequential declines in our quarterly consolidated net revenues. At the end of the first quarter of 2007, based on the increase in our bookings for the first quarter of 2007 as compared to the fourth quarter of 2006, we believed that we had reached the low point in the current industry down-cycle for our net revenues. However, demand has not increased as rapidly as we had previously anticipated, and, although we experienced a further increase in our bookings during the second quarter of 2007 as compared to the first quarter of the year, our consolidated net revenues declined $56,000 from the level we experienced during the first quarter of 2007. This decrease was driven by our manipulator/docking hardware product segment whose net revenues (net of intersegment sales) declined $1.3 million or 21% for the second quarter of the year compared to the first quarter of 2007, which we believe reflects slower

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

growth in demand from the customers of this segment. For our temperature management and tester interface product segments, net revenues (net of intersegment sales) increased $501,000 or 10% and $703,000 or 59%, respectively for the same period.

During the second quarter of 2007, total bookings were $13.8 million compared to $12.6 million for the first quarter of 2007, an increase of $1.2 million or 10% on a consolidated basis. For our manipulator/docking hardware and temperature management product segments, bookings increased $795,000 or 14% and $521,000 or 10%, respectively while bookings declined $109,000 or 6% for our tester interface products segment. Bookings for our tester interface segment had increased 68% in the first quarter of 2007 compared to the fourth quarter of 2006, so we do not believe the decline in the second quarter of 2007 as compared to the first quarter of the year is indicative of a negative trend in the demand for their products at this point. We believe the increase in our consolidated bookings during the second quarter of 2007 indicates that we may have reached the trough in the current business cycle; however, we cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At June 30, 2007, our backlog of unfilled orders for all products was approximately $7.0 million compared with approximately $5.3 million at March 31, 2007 and $9.4 million at June 30, 2006. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2007. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Cost Containment and Organizational Changes

In response to the cyclical nature of the ATE market in which we operate, we took various actions (the "2004/2005 Restructuring") to restructure our operations during the prior downturn. The goal of the 2004/2005 Restructuring was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. The 2004/2005 Restructuring included organizational changes allowing us to eliminate certain central corporate staff, facility closures allowing us to eliminate excess manufacturing capacity and workforce reductions. Additional information regarding the various restructuring plans implemented as a part of the 2004/2005 Restructuring, including the costs incurred, is set forth in Note 10 to the consolidated financial statements in our 2006 Form 10-K.

As of December 31, 2006, all of the restructuring plans implemented as a part of the 2004/2005 Restructuring had been completed and, accordingly, there were no accruals remaining related to any of these plans. However, as a part of the sub-lease agreement for the facility which was occupied by our U.K. manufacturing operation prior to its closure, we remain obligated for the lease payments in the event the sub-lessee defaults. This guaranty obligation is more fully discussed in Note 9 to the consolidated financial statements of our 2006 Form 10-K. Our U.K. operation was included in our Manipulator/Docking Hardware segment

In addition to the 2004/2005 Restructuring, in 2004, we implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we reinstated as warranted by increases in our sales levels and profitability during late 2005 and early 2006. This includes the restoration on April 1, 2006, of the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated our employer 401(k) matching contribution and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years. Total 401(k) employer match expense incurred during the first six months of 2007 and for the year ended December 31, 2006 was $258,000 and $242,000, respectively.

As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE market, we continue to review and evaluate actions that could better match our operating costs against our anticipated future revenue and product demand. Accordingly, although we believe our business will start to resume sequential growth during the second half of 2007, we have recently taken actions to further reduce our operating expense structure. Late in the second quarter of 2007, we closed our machine shop operation at our inTEST Silicon Valley location which is part of our tester interface product segment. This action resulted in $15,000 of severance which was recorded in the second quarter of 2007. Early in the third quarter of 2007, we identified certain expense areas for reduction including travel expenditures, the use of third-party consultants and certain patent development costs. We expect that the benefits of these targeted expense reductions will be reflected in future periods.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $386,000 and $281,000 for the six months ended June 30, 2007 and 2006, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. See also the section entitled "Critical Accounting Policies."

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the six months ended June 30, 2007 and 2006, our product warranty charges (recovery) were $(87,000) and $262,000, or (0.4)% and 0.8% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality as well as the fact that there were no introductions of new product families in 2006 and 2005 in our manipulator/docking hardware segment. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product families which typically have higher levels of warranty claims than existing product families, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2007 and 2006, our OEM sales as a percentage of net revenues were 25% and 24%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.8	55.5	62.7	56.3
Gross margin	38.2	44.5	37.3	43.7
Selling expense	18.9	13.7	18.4	14.5
Engineering and product development expense	11.5	6.8	11.6	8.4
General and administrative expense	17.1	11.6	17.4	12.6
Operating income (loss)	(9.3)	12.4	(10.1)	8.2
Other income	1.0	0.5	1.1	0.4
Earnings (loss) before income taxes	(8.3)	12.9	(9.0)	8.6
Income tax expense (benefit)	0.7	2.6	0.5	1.6
Net earnings (loss)	(9.0)%	10.3%	(9.5)%	7.0%

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Net Revenues. Net revenues were $12.1 million for the quarter ended June 30, 2007 compared to $18.9 million for the same period in 2006, a decrease of $6.8 million or 36%. The percentage decrease in the net revenues (net of intersegment sales) of our manipulator/docking hardware and tester interface product segments were 59% and 21%, respectively, while the net revenues (net of intersegment sales) of our temperature management product segment increased 9% for the second quarter of 2007 as compared to the same period in 2006. As previously discussed, we believe the semiconductor industry continued to be in a period of weakened demand during the second quarter of 2007. This reduction in demand has been more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management segment where we have continued to experience increased success in selling these products in markets which we believe to be less cyclical than the semiconductor test industry. In addition, in our manipulator/docking hardware product segment we saw a decline in net revenues from the sale of certain third-party products we distribute through our operation in Japan. We were notified shortly after the end of the first quarter of 2007 that the company for which we distribute these products had been acquired and that we would no longer be distributing these products for them after the second quarter of 2007. We had previously anticipated declining sales from this operation during 2007 as we had expected that the customer who had been purchasing the majority of these products from us would no longer have the same level of demand. We are currently in the process of investigating potential distribution opportunities for other third-party products in this region, but we cannot be certain when

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

such opportunities will be realized. Nonetheless, we currently expect the demand for products in our other product segments will offset the loss of business in our Japanese operation.

During the quarter ended June 30, 2007, our net revenues from customers in the U.S., Europe and Asia decreased 23%, 37% and 71%, respectively from the comparable prior period. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 41% and 72%, respectively. The lower decrease in net revenues from customers in the U.S. reflects the aforementioned smaller impact of the current downturn in the semiconductor industry on our temperature management product segment. The majority of this product segment's sales are generated through our operation in Sharon, Massachusetts and included in net revenues from customers in the U.S. The higher decrease in net revenues from customers in Asia reflects the aforementioned decline in sales of third-party products by our operation in Japan.

Gross Margin. Gross margin was 38% for the second quarter of 2007 as compared to 45% for the same period in 2006. The decrease in gross margin primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs increased only $51,000 compared to the second quarter of 2006, they were not as fully absorbed during the second quarter of 2007 due to the lower net revenue levels as compared to the same period in 2006. The $51,000 increase in fixed operating costs primarily reflects that our fixed labor and overhead costs at our machine shops in Cherry Hill and Silicon Valley were not as fully absorbed due to lower volume at these operations during the second quarter of 2007 as compared to the same period in 2006. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs reflecting changes in product and customer mix.

Selling Expense. Selling expense was $2.3 million for the second quarter of 2007 compared to $2.6 million for the comparable prior period, a decrease of $310,000 or 12%. Lower levels of warranty charges and a reduction in the level of commissions were partially offset by increases in salary and benefits expense. The decrease in warranty charges primarily reflects favorable claims experience, while the decrease in commissions reflects the reduced level of sales during the second quarter of 2007 as compared to the second quarter of 2006.The increase in salary and benefits expense primarily reflects the restoration of certain salaries and benefits during the second and third quarters of 2006 which had been reduced or eliminated during late 2004 and 2005 as a part of our cost containment efforts.

Engineering and Product Development Expense. Engineering and product development expense was $1.4 million for the second quarter of 2007 compared to $1.3 million for the comparable prior period, an increase of $104,000 or 8%. During the second quarter of 2006 we received a $467,000 reimbursement payment for engineering services under a contract with one of the customers of our tester interface product segment. This reimbursement payment offset higher salary and benefits expense and expenditures for research and development materials incurred during the second quarter of 2006, as well as reimbursing a portion of the development costs incurred in periods prior to the negotiation of this reimbursement contract. Had we not received reimbursement in the second quarter of 2006 for costs incurred in prior periods, total engineering and product development costs would have been approximately $213,000 higher than the level incurred in the second quarter of 2007. The reduction in engineering and product development costs in the second quarter of 2007 as compared to the same period in 2006 (after excluding the reimbursement of prior period costs from 2006) is primarily a result of lower salary and benefits expense and a reduction in spending on research and development materials reflecting fewer staff and fewer new product development projects in the phase where spending on research and development materials is increased.

General and Administrative Expense. General and administrative expense was $2.1 million for the second quarter of 2007 compared to $2.2 million for the same period in 2006, a decrease of $111,000 or 5%. We attribute the decrease primarily to recording lower levels of performance based bonuses during the second quarter of 2007. This is a result of recording a net loss for the second quarter of 2007 compared to net earnings during the second quarter of 2006. These decreases were partially offset by higher levels of salary and benefits expense reflecting the aforementioned restoration of certain salaries and benefits in the second and third quarters of 2006.

Other Income. Other income was $126,000 for the second quarter of 2007 compared to $88,000 for the comparable period in 2006, an increase of $38,000. The increase in other income was primarily due to an increase in interest income as a result of higher average cash balances as well as an increase in the rate of interest being earned during the second quarter of 2007 as compared to the same quarter in 2006.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense. For the quarter ended June 30, 2007, we recorded income tax expense of $86,000 compared to income tax expense of $488,000 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the second quarter of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the second quarter of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations where we are recording full valuation allowances represented a larger proportion of our total results for the second quarter of 2007 than in the comparable period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenues. Net revenues were $24.2 million for the six months ended June 30, 2007 compared to $32.6 million for the same period in 2006, a decrease of $8.4 million or 26%. The percentage decrease in the net revenues (net of intersegment sales) of our manipulator/docking hardware and tester interface product segments were 44% and 24%, respectively, while the net revenues (net of intersegment sales) of our temperature management product segment increased 8% for the first six months of 2007 as compared to the same period in 2006. As previously discussed, we believe the semiconductor industry continued to be in a period of weakened demand during the first six months of 2007. This reduction in demand has been more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management product segment where we have continued to experience increased success in selling these products in markets which we believe to be less cyclical than the semiconductor test industry. In addition, in our manipulator/docking hardware product segment we saw a decline in demand for certain third-party products we distribute through our operation in Japan during the second quarter of 2007, as previously discussed.

During the six months ended June 30, 2007, our net revenues from customers in the U.S., Europe and Asia decreased 17%, 28% and 54%, respectively. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 33% and 55%, respectively. The lower decrease in net revenues from customers in the U.S. reflects the aforementioned smaller impact of the current downturn in the semiconductor industry on our temperature management product segment. The higher decrease in net revenues from customers in Asia reflects the aforementioned decline in sales of third-party products by our operation in Japan.

Gross Margin. Gross margin was 37% for the first six months of 2007 as compared to 44% for the same period in 2006. The decrease in gross margin primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs increased only $67,000 compared to the same period in 2006, they were not as fully absorbed during the first six months of 2007 due to the lower net revenue levels as compared to the same period in 2006. The $67,000 increase in fixed operating costs was primarily driven by higher levels of salary and benefits expense, which reflects the aforementioned restoration of certain salaries and benefits in the second quarter of 2006, as well as the fact that our fixed labor and overhead costs at our machine shops in Cherry Hill and Silicon Valley were not as fully absorbed due to lower volume at these operations during the first six months of 2007 as compared to the same period in 2006. These increases were partially offset by reductions in insurance premiums and lower levels of depreciation. The reduction in insurance premiums primarily reflects the reduction in the volume of business activity in the first half of 2007 as compared to the same period in 2006. The decrease in depreciation reflects a lower asset base as of June 30, 2007 compared to June 30, 2006.

Selling Expense. Selling expense was $4.5 million for the first half of 2007 as compared to $4.7 million for the same period in 2006, a decrease of $265,000 or 6%. The decrease was primarily driven by lower levels of warranty charges and, to a lesser extent a reduction in commission expense and fees paid to third parties for installation of our products at customer sites, primarily in Asia. The reduction in warranty charges primarily reflects favorable claims experience, while the decrease in commissions reflects the reduced level of sales during the first six months of 2007 as compared to the same period in 2006. These decreases were partially offset by an increase in salary and benefits expense reflecting the aforementioned restoration of certain salaries and benefits in the second and third quarters of 2006.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Engineering and Product Development Expense. Engineering and product development expense was $2.8 million for the first six months of 2007 compared to $2.7 million for the same period in 2006, an increase of $72,000 or 3%. During the first six months of 2006 we received a $700,000 reimbursement payment for engineering services under a contract with one of the customers of our tester interface product segment. This reimbursement payment offset higher salary and benefits expense and expenditures for research and development materials incurred during the first six months of 2006, as well as reimbursing a portion of the development costs incurred in periods prior to the negotiation of this reimbursement contract, as previously discussed. Had we not received reimbursement in the first six months of 2006 for costs incurred in prior periods, total engineering and product development costs would have been approximately $322,000 higher than the level incurred in the first six months of 2007. The reduction in engineering and product development costs in the first half of 2007 as compared to the same period in 2006 (after excluding the reimbursement of prior period costs from 2006) is primarily a result of lower salary and benefits expense and a reduction in spending on research and development materials reflecting fewer staff and fewer new product development projects in the phase where spending on research and development materials is increased.

General and Administrative Expense. General and administrative expense was $4.2 million for the first six months of 2007 compared to $4.1 million for the same period in 2006, an increase of $85,000 or 2%. The increase was primarily driven by an increase in salary and benefits expense which reflects the aforementioned restoration of certain salaries and benefits in the second and third quarters of 2006. This increase was partially offset by decreases in performance based bonuses as a result of our loss for the first six months of 2007. To a lesser extent, there was also a decrease in the level of professional fees in the first half of 2007 as compared to the same period in 2006. In the first six months of 2006, we incurred higher levels of spending on third-party consultants who are assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income. Other income was $247,000 for the six months ended June 30, 2007 compared to $144,000 for the comparable period in 2006, an increase of $103,000. The increase in other income was primarily due to an increase in interest income as a result of higher average cash balances as well as an increase in the rate of interest being earned during the first half of 2007 as compared to the same period in 2006.

Income Tax Expense (Benefit). For the six months ended June 30, 2007, we recorded income tax expense of $119,000 compared to $533,000 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first half of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first half of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations where we are recording full valuation allowances represented a larger proportion of our total results for the first six months of 2007 than in the comparable period in 2006.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2007 was $2.3 million compared to net cash provided by operations of $3.5 million for the same period in 2006. The shift to cash used in operations for the first six months of 2007 from cash provided by operations for the same period in 2006 was primarily the result of our $2.3 million net loss in the first six months of 2007 as compared to net earnings of $2.3 million for the same period in 2006. During the six months ended June 30, 2007 accounts receivable decreased $1.0 million primarily reflecting the lower net revenue levels experienced in the first half of 2007 as compared to the same period in 2006. Accounts payable decreased $706,000 in the first six months of 2007, also reflecting the reduced level of business activity. Domestic and foreign income taxes payable decreased $690,000 compared to the amount at December 31, 2006 due to the payment of income taxes on earnings in 2006 by certain of our foreign operations. Inventories increased $470,000 during the first six months of 2007, primarily at our temperature management product segment and our Intestlogic operation in Germany. These increases were primarily related to purchases of component parts that have long lead-times associated with procurement.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Purchases of property and equipment were $256,000 for the six months ended June 30, 2007. These purchases primarily consisted of demonstration and quality assurance testing equipment for our facilities in Sharon, Massachusetts and San Jose, California as well as computer and other office equipment for our Intestlogic operation in Germany and a new vehicle for our Temptronic GmbH operation in Germany.

We have no significant commitments for capital expenditures for the balance of 2007, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the six months ended June 30, 2007 was $4,000, which represents payments made under capital lease obligations.

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

As of June 30, 2007 we had cash and cash equivalents of $10.6 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. As previously discussed, we believe that the second quarter of 2007 may have represented the trough in this business cycle; however, we cannot be certain that this is the case. Should the downturn be prolonged or, conversely, if we are entering the next upturn, should the increases in our quarterly net revenues and bookings be more rapid than we expect, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2007, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2006 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 24% and 32% of consolidated net revenues for the six months ended June 30, 2007 and 2006, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks that could have a material adverse effect on our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A-"Risk Factors" of our 2006 Form 10-K.

Net revenues denominated in foreign currencies were 15% and 20% of consolidated net revenues for the six months ended June 30, 2007 and 2006, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A - "Risk Factors" of our 2006 Form 10-K.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their functional currencies. Total other comprehensive income was $13,000 and $437,000 for the six months ended June 30, 2007 and 2006, respectively, due to cumulative translation adjustments.

As of June 30, 2007 and December 31, 2006, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $4.2 million and $5.1 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $422,000 and $508,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

Interest Rate Risk

As of June 30, 2007, we had cash and cash equivalents of $10.6 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2007 would have decreased by less than $60,000. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

The information required by this Item 4 of Part II was previously filed as Item 8.01 of our Form 8-K filed on June 18, 2007 and is incorporated into this Form 10-Q by reference thereto.

inTEST CORPORATION

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

10.1   The inTEST Corporation 2007 Stock Plan: Previously filed by the Company as Appendix A of the Company's Proxy Statement filed on April 27, 2007,
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
inTEST Corporation
Date:	August 14, 2007	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2007	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1   The inTEST Corporation 2007 Stock Plan: Previously filed by the Company as Appendix A of the Company's Proxy Statement filed on April 27, 2007,
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