Form 10-Q
period 2007-09-30
INTEST CORP
filed 2007-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of October 31, 2007:

9,527,206

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	1
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006	2
	Consolidated Statements of Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2007 and 2006	3
	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2007	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23 - 24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Securities Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26
Index to Exhibits		26

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       2007       2006
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $10,659    $13,174
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $116 and $133, respectively                   7,873      8,678
  Inventories                                                          6,149      6,193
  Prepaid expenses and other current assets                            1,257        758
     Total current assets                                             25,938     28,803

Property and equipment:
  Machinery and equipment                                              7,622      7,976
  Leasehold improvements                                               3,379      3,256
                                                                      11,001     11,232
  Less: accumulated depreciation                                      (8,156)    (7,904)
     Net property and equipment                                        2,845      3,328

Other assets                                                             754        700
Goodwill                                                               2,784      2,629
Intangible assets, net                                                   281        299
     Total assets                                                    $32,602    $35,759
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,858    $ 3,145
  Accrued wages and benefits                                           1,822      1,894
  Accrued warranty                                                       529        857
  Accrued sales commissions                                              449        418
  Other accrued expenses                                                 953      1,000
  Domestic and foreign income taxes payable                              166        971
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         6,902      8,410
Capital lease obligations, net of current portion                         10         16
Deferred rent, net of current portion                                    422        511
     Total liabilities                                                 7,334      8,937

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,666,505 and 9,510,755 shares issued, respectively                  97         95
  Additional paid-in capital                                          24,719     24,515
  Retained earnings                                                      355      2,914
  Accumulated other comprehensive income                               1,109        609
  Treasury stock, at cost; 163,686 and 212,050 shares, respectively   (1,012)    (1,311)
     Total stockholders' equity                                       25,268     26,822
     Total liabilities and stockholders' equity                      $32,602    $35,759
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2007      2006        2007      2006
                                               --------  --------    --------  --------
Net revenues                                   $13,114    $16,566    $37,294    $49,187
Cost of revenues                                 7,981      9,643     23,130     28,019
                                               -------    -------    -------    -------
      Gross margin                               5,133      6,923     14,164     21,168
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,121      2,232      6,578      6,954
   Engineering and product development
     expense                                     1,364      1,775      4,162      4,500
   General and administrative expense            1,970      1,984      6,181      6,111
                                               -------    -------    -------    -------
      Total operating expenses                   5,455      5,991     16,921     17,565
                                               -------    -------    -------    -------
Operating income (loss)                           (322)       932     (2,757)     3,603
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  89         98        306        226
   Interest expense                                  -         (3)        (1)        (4)
   Other                                            59        (10)        90          7
                                               -------    -------    -------    -------
      Total other income                           148         85        395        229
                                               -------    -------    -------    -------
Earnings (loss) before income taxes               (174)     1,017     (2,362)     3,832
Income tax expense                                  78        509        197      1,042
                                               -------    -------    -------    -------
      Net earnings (loss)                      $  (252)   $   508    $(2,559)   $ 2,790
                                               =======    =======    =======    =======

Net earnings (loss) per common
 share - basic                                  $(0.03)     $0.06     $(0.28)     $0.31

Weighted average common shares
 outstanding-basic                           9,216,443  9,053,603  9,196,557  9,020,173

Net earnings (loss) per common
 share - diluted                                $(0.03)     $0.06     $(0.28)     $0.31

Weighted average common and common
 share equivalents outstanding-diluted       9,216,443  9,264,809  9,196,557  9,152,747

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended  Nine Months Ended
                                               Sept. 30,          Sept. 30,
                                          ------------------  -----------------
                                            2007      2006      2007     2006
                                           ------    ------   -------    ------

Net earnings (loss)                        $ (252)   $  508   $(2,559)   $2,790

Foreign currency translation adjustments      487      (115)      500       322
                                           ------    ------   -------    ------

Comprehensive earnings (loss)              $  235    $  393   $(2,059)   $3,112
                                           ======    ======   =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                      Accumulated
                                  Common Stock   Addt'l                 Other                     Total
                               ---------------- Paid-In    Retained  Comprehensive   Treasury Stockholders'
                                Shares   Amount Capital    Earnings  Earnings/(Loss)   Stock     Equity
                               --------- ------ -------- ----------- --------------- -------- -------------

Balance, December 31, 2006     9,510,755  $  95  $24,515    $2,914      $  609       $(1,311)    $26,822

Net loss                               -      -        -    (2,559)          -             -      (2,559)

Other comprehensive income             -      -        -         -         500             -         500

Issuance of non-vested
  shares of restricted stock     162,000      2       (2)        -           -             -           -

Amortization of deferred
  compensation related to
  restricted stock                     -      -      271         -           -             -         271

Options exercised                  5,000      -       17         -           -             -          17

Forfeiture of non-vested
  shares of restricted
  stock                          (11,250)     -        -         -           -             -           -

Issuance of 48,364 shares of
  treasury stock to satisfy
  profit sharing liability             -      -      (82)        -           -           299         217
                               ---------  -----  -------    ------      ------       -------     -------

Balance, September 30, 2007    9,666,505  $  97  $24,719    $  355      $1,109       $(1,012)    $25,268
                               =========  =====  =======    ======      ======       =======     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2007       2006
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(2,559)   $ 2,790
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,017      1,128
    Foreign exchange loss                                                    7         88
    Amortization of deferred compensation related to restricted stock      271        243
    Profit sharing expense funded through the issuance of treasury stock   217        225
    Gain on sale of fixed assets                                           (36)       (11)
    Proceeds from sale of demonstration equipment, net of gain              24          2
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  897     (1,182)
      Inventories                                                          133       (516)
      Prepaid expenses and other current assets                           (468)      (361)
      Other assets                                                         (33)       (51)
      Accounts payable                                                    (319)     1,738
      Accrued wages and benefits                                          (101)       535
      Accrued warranty                                                    (332)         5
      Accrued sales commissions                                             27         57
      Accrued restructuring and other charges                                -        (79)
      Other accrued expenses                                               (54)         3
      Domestic and foreign income taxes payable                           (817)       576
      Deferred rent                                                        (88)       (88)
                                                                       -------    -------
Net cash provided by (used in) operating activities                     (2,214)     5,102
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (521)      (551)
  Proceeds from sale of property and equipment                              66         38
                                                                       -------    -------
Net cash used in investing activities                                     (455)      (513)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (6)       (22)
  Proceeds from stock options exercised                                     17         98
                                                                       -------    -------
Net cash provided by financing activities                                   11         76
                                                                       -------    -------
Effects of exchange rates on cash                                          143        100
                                                                       -------    -------
Net cash provided by (used in) all activities                           (2,515)     4,765
Cash and cash equivalents at beginning of period                        13,174      7,295
                                                                       -------    -------

Cash and cash equivalents at end of period                             $10,659    $12,060
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Restricted stock awards granted                                        $   675    $     -
                                                                       =======    =======
Unvested restricted stock awards forfeited                             $    42    $     -
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $   825    $   451
  Interest                                                                   1          4

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $593 and $409 for the nine months ended September 30, 2007 and 2006, respectively.

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

Goodwill at both September 30, 2007 and December 31, 2006 relates to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2007:
Balance - Beginning of period	$2,629
Impact of foreign currency translation	155
Balance - End of period	$2,784

As of September 30, 2007 and December 31, 2006, definite life intangibles totaled $281 and $299, net of accumulated amortization of $281 and $221, respectively. These definite life intangibles are the result of our acquisition of Intestlogic and are being amortized using the straight-line method over the remaining estimated useful life of six years. These definite life intangible assets are technology based, include patented technology and are allocated to the manipulator/docking hardware segment. The following table sets forth changes in the amount of the carrying value of definite life intangibles for the nine months ended September 30, 2007:
Balance - Beginning of period	$299
Amortization	(40)
Impact of foreign currency translation	22
Balance - End of period	$281

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

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

For the nine months ended September 30, 2007, we recorded income tax expense of $197 compared to $1,042 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first nine months of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first nine months of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations represented a larger proportion of our total results for the first nine months of 2007 than in the comparable period in 2006.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares outstanding - diluted and the average number of potentially dilutive securities and their respective weighted average exercise prices that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Weighted average common shares outstanding -- basic	9,216,443	9,053,603	9,196,557	9,020,173
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	211,206	-	132,574
Weighted average common shares outstanding -- diluted	9,216,443	9,264,809	9,196,557	9,152,747
Average number of potentially dilutive securities excluded from calculation	741,267	125,050	736,477	279,166
Weighted average exercise price of excluded securities	$3.87	$6.08	$3.97	$3.37

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

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of income. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during the first nine months of 2007 related to unrecognized tax benefits.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2003 through December 31, 2006 are subject to examination by the relevant taxing authorities.

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

(3)   MAJOR CUSTOMERS

Texas Instruments Inc. accounted for 18% and 22% of our consolidated net revenues for the nine months ended September 30, 2007 and 2006, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our manipulator/docking hardware segment. During the nine months ended September 30, 2007 and 2006, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at September 30, 2007 and December 31, 2006 were comprised of the following:
	Sept. 30, 2007	Dec. 31, 2006
Raw materials	$4,506	$4,415
Work in process	495	497
Inventory consigned to others	457	357
Finished goods	691	924
	$6,149	$6,193

(5)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $88 for the nine months ended September 30 during both 2007 and 2006.

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

(6)   GUARANTEES

Product Warranties

Warranty expense (recovery) for the nine months ended September 30, 2007 and 2006 was $(122) and $361, respectively. During the nine months ended September 30, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2007:
Balance - Beginning of period	$857
Payments made under product warranty	(206)
Reduction in accrued warranty due to favorable claims experience	(122)
Balance - End of period	$529

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2006 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of September 30, 2007, there was approximately $366 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of September 30, 2007 we have not recorded any amounts in our financial statements related to this guarantee.

(7)  STOCK-BASED COMPENSATION

As of September 30, 2007, we have outstanding stock options and unvested restricted stock awards granted under a stock-based employee compensation plan (the "1997 Stock Plan") that is described more fully in Note 14 to our consolidated financial statements in our 2006 Form 10-K. No options or shares of restricted stock may be granted under this plan after March 31, 2007. In addition, at our annual meeting of stockholders held on June 13, 2007, our stockholders, upon the recommendation of our Board of Directors, approved the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders.

As of September 30, 2007, total compensation expense to be recognized in future periods was $946. The weighted average period over which this expense is expected to be recognized is 2.6 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2007 and 2006, respectively, related to nonvested shares:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$ 4	$ 5	$ 14	$ 14
Selling expenses	7	3	13	9
Engineering and product development expense	9	4	19	13
General and administrative expenses	85	70	225	207
	$105	$82	$271	$243

There was no compensation expense capitalized in either the three or nine months ended September 30, 2007 or 2006.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2007:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2007	133,750	$4.58
Granted	162,000	4.16
Vested	(1,250)	3.25
Forfeited	(11,250)	3.76
Nonvested shares outstanding, September 30, 2007	283,250	$4.38

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2007:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2007 (561,550 exercisable)	561,550	$ 3.91
Granted	-	-
Exercised	(5,000)	3.35
Forfeited/Expired	(81,250)	5.97
Options outstanding, September 30, 2007 (475,300 exercisable)	475,300	3.56

(8)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2006 Form 10-K.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)  EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $228 and $212 were made during the nine month periods ended September 30, 2007 and 2006, respectively. Through September 30, 2007, we had made a total of $953 in profit sharing contributions. We typically fund these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability.

(9)  SEGMENT INFORMATION

We have three reportable segments: Manipulator/Docking Hardware Products, Temperature Management Systems and Tester Interface Products. The Manipulator and Docking Hardware segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers and ATE manufacturers. Intercompany pricing between segments is either a multiple of cost for component parts or a percentage discount from list price for finished goods.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2007	2006	2007	2006
Manipulator/Docking Hardware	$ 6,537	$ 9,657	$17,187	$28,515
Temperature Management	5,649	6,129	17,101	16,715
Tester Interface	1,503	1,533	4,802	6,095
Intersegment sales	(575)	(753)	(1,796)	(2,138)
	$13,114	$16,566	$37,294	$49,187
Intersegment sales:
Manipulator/Docking Hardware	$ 3	$ 1	$ 7	$ 4
Temperature Management	475	734	1,498	1,634
Tester Interface	97	18	291	500
	$575	$753	$1,796	$2,138
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(155)	$ 748	$(2,391)	$3,151
Temperature Management	318	807	1,302	1,213
Tester Interface	(375)	(629)	(1,245)	(548)
Corporate	38	91	(28)	16
	$(174)	$1,017	$(2,362)	$3,832

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  SEGMENT INFORMATION (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net earnings (loss):	2007	2006	2007	2006
Manipulator/Docking Hardware	$(194)	$328	$(2,450)	$2,290
Temperature Management	279	554	1,164	883
Tester Interface	(375)	(465)	(1,245)	(399)
Corporate	38	91	(28)	16
	$(252)	$508	$(2,559)	$2,790

			Sept. 30, 2007	Dec. 31, 2006
Identifiable assets:
Manipulator/Docking Hardware			$17,996	$20,324
Temperature Management			11,453	11,692
Tester Interface			3,153	3,743
			$32,602	$35,759

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net revenues from unaffiliated customers:
U.S.	$ 9,584	$11,109	$28,092	$33,359
Europe	2,112	1,342	4,614	4,807
Asia-Pacific	1,418	4,115	4,588	11,021
	$13,114	$16,566	$37,294	$49,187

			Sept. 30, 2007	Dec. 31, 2006
Long-lived assets:
U.S.			$2,462	$2,983
Europe			310	315
Asia-Pacific			73	30
			$2,845	$3,328

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
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2007	2006	2007	2007	2006
Manipulator/Docking Hardware	$ 6,537	$ 9,657	$ 4,693	$17,187	$28,515
Temperature Management	5,649	6,129	5,913	17,101	16,715
Tester Interface	1,503	1,533	1,966	4,802	6,095
Intersegment sales	(575)	(753)	(510)	(1,796)	(2,138)
	$13,114	$16,566	$12,062	$37,294	$49,187
Intersegment sales:
Manipulator/Docking Hardware	$ 3	$ 1	$ -	$ 7	$ 4
Temperature Management	475	734	448	1,498	1,634
Tester Interface	97	18	62	291	500
	$575	$753	$510	$1,796	$2,138
Net revenues from unaffiliated customers (net of intersegment sales):
Manipulator/Docking Hardware	$ 6,534	$ 9,656	$ 4,693	$17,180	$28,511
Temperature Management	5,174	5,395	5,465	15,603	15,081
Tester Interface	1,406	1,515	1,904	4,511	5,595
	$13,114	$16,566	$12,062	$37,294	$49,187

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:
U.S.	$ 9,584	$11,109	$ 9,558	$28,092	$33,359
Europe	2,112	1,342	1,195	4,614	4,807
Asia-Pacific	1,418	4,115	1,309	4,588	11,021
	$13,114	$16,566	$12,062	$37,294	$49,187

Consolidated net revenues for the third quarter of 2007 decreased $3.5 million or 21% compared to the third quarter of 2006. Consolidated net revenues for the nine months ended September 30, 2007 decreased $11.9 million or 24% from the level experienced for the same period in 2006. During 2006, the semiconductor industry in which we operate experienced higher levels of demand than have been present in 2007 thus far, with the peak of demand occurring during the second quarter of 2006. The increased demand during 2006 resulted in our quarterly net revenues increasing from $13.7 million in the first quarter of 2006 to $18.9 million in the second quarter of the year. Subsequent to the second quarter of 2006, our orders and, as a result, our quarterly net revenues began to decline resulting in total consolidated net revenues of $16.6 million and $13.2 million, respectively, for the third and fourth quarters of 2006.

Although our consolidated net revenues began to decline after the second quarter of 2006, they still remained higher during the balance of 2006 than the levels we have experienced to date in 2007. As we entered 2007, the then current industry consensus was that the reduced demand that had begun in late 2006 would last through the first half of 2007. It was expected that the second half of 2007 would be the period when demand would begin to increase. However, late in the third quarter of 2007, it became apparent that demand was remaining flat or weakening somewhat. This is reflected in the decline in our orders during the third quarter of 2007. Our total orders for the quarter ended September 30, 2007 declined to $11.1 million compared to $13.8 million for the second quarter of the 2007. We believe the trend we have seen in our orders reflects a similar trend being experienced by our customers as well as others within our industry.

Backlog

At September 30, 2007, our backlog of unfilled orders for all products was approximately $5.1 million compared with approximately $7.0 million at June 30, 2007 and $5.8 million at September 30, 2006. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2007. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

As of December 31, 2006, all of the restructuring plans implemented as a part of the 2004/2005 Restructuring had been completed and, accordingly, there were no accruals remaining related to any of these plans. However, as a part of the sub-lease agreement for the facility which was occupied by our U.K. manufacturing operation prior to its closure, we remain obligated for the lease payments in the event the sub-lessee defaults. This guaranty obligation is more fully discussed in Note 6 above and in Notes 9 and 10 to the consolidated financial statements of our 2006 Form 10-K. Our U.K. operation was included in our Manipulator/Docking Hardware segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

In addition to the 2004/2005 Restructuring, in 2004, we implemented headcount reductions and salary and benefit adjustments as temporary cost-saving measures which we reinstated as warranted by increases in our sales levels and profitability during late 2005 and early 2006. This includes the restoration on April 1, 2006, of the salaries for certain staff in our manipulator/docking hardware product segment which had been reduced in late 2004. In addition, on July 1, 2006, we reinstated our employer 401(k) matching contribution and increased salaries for most of our domestic staff, the majority of whom had not had salary increases in two years. Total 401(k) employer match expense incurred during the first nine months of 2007 and for the year ended December 31, 2006 was $335,000 and $242,000, respectively.

As part of our continuing focus to determine methods to increase our profitability worldwide while operating in the cyclical ATE market, we continue to review and evaluate actions that could better match our operating costs against our anticipated future revenue and product demand.

Excess and Obsolete Inventory Charges

On a quarterly basis, we review our inventories and record charges for excess and obsolete inventory based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventory. We incurred charges for excess and obsolete inventory of $593,000 and $409,000 for the nine months ended September 30, 2007 and 2006, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. See also the section entitled "Critical Accounting Policies."

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the nine months ended September 30, 2007 and 2006, our product warranty charges (recovery) were $(122,000) and $361,000, or (0.3)% and 0.7% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality as well as the fact that there were no introductions of new product families in 2006 and 2005 in our manipulator/docking hardware segment. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product families which typically have higher levels of warranty claims than existing product families, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

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

We sell our products to both semiconductor manufacturers (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2007 and 2006, our OEM sales as a percentage of net revenues were 22% and 23%, respectively.

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

The following table sets forth, for the periods indicated, the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.9	58.2	62.0	57.0
Gross margin	39.1	41.8	38.0	43.0
Selling expense	16.2	13.5	17.6	14.1
Engineering and product development expense	10.4	10.7	11.2	9.2
General and administrative expense	15.0	12.0	16.6	12.4
Operating income (loss)	(2.5)	5.6	(7.4)	7.3
Other income	1.2	0.5	1.1	0.5
Earnings (loss) before income taxes	(1.3)	6.1	(6.3)	7.8
Income tax expense	0.6	3.0	0.6	2.1
Net earnings (loss)	(1.9)%	3.1%	(6.9)%	5.7%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Net Revenues. Net revenues were $13.1 million for the quarter ended September 30, 2007 compared to $16.6 million for the same period in 2006, a decrease of $3.5 million or 21%. The percentage decrease in the net revenues (net of intersegment sales) of our manipulator/docking hardware, temperature management and tester interface product segments were 32%, 4% and 7%, respectively. The larger percentage decrease in our manipulator/docking hardware product segment primarily reflects a decline in net revenues from the sale of certain third-party products distributed through our operation in Japan. During the quarter ended September 30, 2007, the net revenues of our Japanese operation were $309,000 compared to $2.5 million for the same period in 2006, a $2.2 million or 88% decline. We were notified shortly after the end of the first quarter of 2007 that the company for which we distributed these products had been acquired and that we would no longer be distributing these products for them after the second quarter of 2007. We had previously anticipated declining sales from this operation during 2007 as we had expected that the customer who had been purchasing the majority of these products from us would no longer have the same level of demand. We are currently in the process of investigating potential distribution opportunities for other third-party products in this region, but we cannot be certain if and when such opportunities will be realized.

During the quarter ended September 30, 2007, our net revenues from customers in the U.S. and Asia decreased 14% and 66%, respectively, while our net revenues from customers in Europe increased 57% from the comparable prior period. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Asia would have been 67% and the increase from customers in Europe would have been 45%. The higher decrease in net revenues from customers in Asia primarily reflects the aforementioned decline in sales of third-party products by our operation in Japan. The increase from customers in Europe primarily reflects strong sales by our Intestlogic operation in Germany of some of our recently introduced manipulator designs.

Gross Margin. Gross margin was 39% for the third quarter of 2007 compared to 42% for the same period in 2006. The decrease in gross margin primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs decreased $189,000 compared to the third quarter of 2006, they were not as fully absorbed during the third quarter of 2007 due to the lower net revenue levels as compared to the same period in 2006. The $189,000 decrease in fixed operating costs primarily reflects reduced salary and benefits expense as a result of reduced headcount during the third quarter of 2007 as compared to the same period in 2006. To a lesser extent both direct labor and charges for excess and obsolete inventory increased as a percentage of net revenues. Similar to our fixed operating costs, direct labor declined in absolute dollar terms during the third quarter of 2007 as compared to the same period in 2006 reflecting reduced headcount. However, as a result of the reduced revenue levels, these costs were not as fully absorbed in the third quarter of 2007 compared to the third quarter of 2006. Charges for excess and obsolete inventory increased both in absolute dollar terms and as a percentage of net revenues during the third quarter of 2007 compared to the same period in 2006. The increase in the absolute dollar amount of these charges reflects that, as demand remains at reduced levels, more of our inventory is meeting the criteria we use to evaluate whether items in our inventory are excess or obsolete. These increases were partially offset by a reduction in component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $2.1 million for the third quarter of 2007 compared to $2.2 million for the comparable prior period, a decrease of $111,000 or 5%. Lower levels of warranty charges and a reduction in travel costs were partially offset by increased salary and benefits expense and higher levels of commissions. Warranty charges declined primarily as a result of favorable claims experience, while our travel costs declined primarily as a result of the reduced level of business activity. The higher level of salary and benefits expense reflects increased headcount, while the increase in commissions reflects changes in customer mix. Both of these increases occurred primarily in our temperature management product segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.4 million for the third quarter of 2007 compared to $1.8 million for the comparable prior period, a decrease of $411,000 or 23%. The decrease is primarily a result of lower salary and benefits expense and a reduction in spending on research and development materials during the third quarter of 2007 compared to the third quarter of 2006. Salary and benefits expense declined as a result of headcount reductions, primarily in our tester interface product segment. Our spending on research and development materials declined reflecting that we had fewer new product development projects in the phase where spending on research and development materials is increased, primarily in our manipulator/docking hardware product segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

General and Administrative Expense. General and administrative expense was relatively unchanged at $2.0 million for both the third quarter of 2007 and the same period in 2006. Decreases in accruals for profit-based bonuses were offset by higher recruiting expense and an increase in professional fees. The reduction in bonuses is a result of recording a net loss for the third quarter of 2007 compared to net earnings during the third quarter of 2006. The recruiting expense recorded during the third quarter of 2007 related to hiring a new managing director for our Intestlogic operation in Germany. There were no similar costs recorded during the third quarter of 2006. The increase in professional fees during the third quarter of 2007 as compared to the same period in 2006 is related to higher levels of spending on third-party consultants who have been assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income. Other income was $148,000 for the third quarter of 2007 compared to $85,000 for the comparable period in 2006, an increase of $63,000. The increase primarily represents a reduction in foreign currency losses combined with gains on the sale of certain machine shop equipment by our operation in San Jose, California.

Income Tax Expense. For the quarter ended September 30, 2007, we recorded income tax expense of $78,000 compared to income tax expense of $509,000 for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the third quarter of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the third quarter of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations represented a larger proportion of our total results for the third quarter of 2007 than in the comparable period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues. Net revenues were $37.3 million for the nine months ended September 30, 2007 compared to $49.2 million for the same period in 2006, a decrease of $11.9 million or 24%. The percentage decrease in the net revenues (net of intersegment sales) of our manipulator/docking hardware and tester interface product segments were 40% and 20%, respectively, while the net revenues (net of intersegment sales) of our temperature management product segment increased 4% for the first nine months of 2007 as compared to the same period in 2006. As previously discussed, we believe the semiconductor industry continued to be in a period of weakened demand during the first nine months of 2007 compared to the same period in 2006. This reduction in demand has been more significant for our manipulator/docking hardware and tester interface product segments than for our temperature management product segment where we have continued to experience increased success in selling these products in markets which we believe to be less cyclical than the semiconductor test industry. In addition, in our manipulator/docking hardware product segment we saw a decline in demand for certain third-party products we distribute through our operation in Japan during 2007, as previously discussed. During the nine months ended September 30, 2007, the net revenues of our Japanese operation were $1.4 million compared to $5.4 million for the same period in 2006, a $4.0 million or 74% decline.

During the nine months ended September 30, 2007, our net revenues from customers in the U.S., Europe and Asia decreased 16%, 4% and 58%, respectively. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 12% and 59%, respectively. The lower decrease from customers in Europe primarily reflects strong sales by our Intestlogic operation in Germany of some of our recently introduced manipulator designs. The higher decrease in net revenues from customers in Asia primarily reflects the aforementioned decline in sales of third-party products by our operation in Japan.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Gross Margin. Gross margin was 38% for the first nine months of 2007 as compared to 43% for the same period in 2006. The decrease in gross margin primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs decreased $122,000 compared to the same period in 2006, they were not as fully absorbed during the first nine months of 2007 due to the lower net revenue levels as compared to the same period in 2006. The $122,000 decrease in fixed operating costs was primarily driven by reductions in insurance premiums and lower levels of depreciation. The reduction in insurance premiums primarily reflects the reduction in the volume of business activity in the first nine months of 2007 as compared to the same period in 2006. The decrease in depreciation reflects a lower asset base as of September 30, 2007 compared to September 30, 2006. These decreases were partially offset by fixed labor and overhead costs at our machine shops in Cherry Hill and Silicon Valley which were not as fully absorbed due to lower volume at these operations during the first nine months of 2007 as compared to the same period in 2006.

Selling Expense. Selling expense was $6.6 million for the first nine months of 2007 as compared to $7.0 million for the same period in 2006, a decrease of $376,000 or 5%. The decrease was primarily driven by lower levels of warranty charges, reflecting favorable claims experience, and, to a lesser extent, a reduction in fees paid to third parties for installation of our products at customer sites, primarily in Asia. These decreases were partially offset by an increase in salary and benefits expense reflecting increased headcount, primarily at our temperature management product segment.

Engineering and Product Development Expense. Engineering and product development expense was $4.2 million for the first nine months of 2007 compared to $4.5 million for the same period in 2006, a decrease of $338,000 or 8%. During the first nine months of 2006 we received $700,000 in reimbursement payments for engineering services under a contract with one of the customers of our tester interface product segment. This reimbursement offset $379,000 of salary and benefits expense and expenditures for research and development materials incurred during the first nine months of 2006, as well as reimbursing $321,000 of development costs incurred in periods prior to the negotiation of this reimbursement contract. The reduction in engineering and product development costs in the first nine months of 2007 as compared to the same period in 2006 (after excluding the reimbursement of prior period costs from 2006) is primarily a result of lower salary and benefits expense and a reduction in spending on research and development materials reflecting fewer staff and fewer new product development projects in the phase where spending on research and development materials is increased.

General and Administrative Expense. General and administrative expense was $6.2 million for the first nine months of 2007 compared to $6.1 million for the same period in 2006, an increase of $70,000 or 1%. The increase was primarily driven by an increase in salary and benefits expense which reflects both a $119,000 severance payment in 2007 to the former managing director of our Intestlogic operation as well as the restoration of certain salaries and benefits in the second and third quarters of 2006. This increase was partially offset by decreases in profit-based bonuses as a result of our loss for the first nine months of 2007. To a lesser extent, there was also a decrease in the level of professional fees in the first nine months of 2007 as compared to the same period in 2006. In the first nine months of 2006, we incurred higher levels of spending on third-party consultants who have been assisting us in preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income. Other income was $395,000 for the nine months ended September 30, 2007 compared to $229,000 for the comparable period in 2006, an increase of $166,000. The increase in other income was due to an increase in interest income as well as a reduction in foreign exchange losses. The increase in interest income reflects higher average cash balances as well as an increase in the rate of interest being earned during the first nine months of 2007 as compared to the same period in 2006.

Income Tax Expense (Benefit). For the nine months ended September 30, 2007, we recorded income tax expense of $197,000 compared to $1.0 million for the same period in 2006. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first nine months of 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for the first nine months of 2007 compared to the same period in 2006 reflects that the losses of our domestic operations and certain of our foreign operations represented a larger proportion of our total results for the first nine months of 2007 than in the comparable period in 2006.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2007 was $2.2 million compared to net cash provided by operations of $5.1 million for the same period in 2006. The shift to cash used in operations for the first nine months of 2007 from cash provided by operations for the same period in 2006 was primarily the result of our $2.6 million net loss in the first nine months of 2007 as compared to net earnings of $2.8 million for the same period in 2006. During the nine months ended September 30, 2007 accounts receivable decreased $897,000 primarily reflecting the lower net revenue levels experienced in the first nine months of 2007 as compared to the same period in 2006. Domestic and foreign income taxes payable decreased $817,000 compared to the amount at December 31, 2006 due to the payment of income taxes on earnings in 2006 by certain of our foreign operations. During the nine months ended September 30, 2007, accrued warranty decreased $332,000 compared to the level at December 31, 2006 reflecting favorable claims experience. Accounts payable decreased $319,000 in the first nine months of 2007, also reflecting the reduced level of business activity.

Purchases of property and equipment were $521,000 for the nine months ended September 30, 2007. These purchases primarily consisted of demonstration and quality assurance testing equipment for our facilities in Sharon, Massachusetts and San Jose, California and additional leasehold improvements for our facility in Cherry Hill, New Jersey. During the nine months ended September 30, 2007, we also purchased additional computer and other office equipment for our Intestlogic operation in Germany and a new vehicle for our Temptronic GmbH operation in Germany. During the nine months ended September 30, 2007, we received $66,000 in proceeds from the sale of certain machine shop equipment by our operation in San Jose, California. We have no significant commitments for capital expenditures for the balance of 2007, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $11,000, which represents $17,000 of proceeds from the exercise of stock options and $6,000 in payments made under capital lease obligations.

On October 2, 2007, we amended the lease for our Cherry Hill facility to reduce the square footage leased by approximately 42,000 square feet, which represented approximately 34% of the total facility square footage. The annual lease cost for this space was approximately $264,000 for 2007 and under the terms of the original lease would have escalated annually through the end of the lease on August 31, 2010. The average annual cost savings through the end of the original lease term is approximately $274,000.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2008.

As of September 30, 2007 we had cash and cash equivalents of $10.7 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. Should the current downturn be prolonged or, conversely, if we enter the next upturn earlier than we anticipate, or should the increases in our quarterly net revenues and bookings be more rapid than we expect, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2007, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2006 Form 10-K.

International Operations

Net revenues generated by our foreign subsidiaries were 25% and 32% of consolidated net revenues for the nine months ended September 30, 2007 and 2006, respectively. We anticipate that net revenues generated by our foreign subsidiaries will continue to account for a significant portion of consolidated net revenues in the foreseeable future. The net revenues generated by our foreign subsidiaries will continue to be subject to certain risks that could have a material adverse effect on our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A-"Risk Factors" of our 2006 Form 10-K.

Net revenues denominated in foreign currencies were 16% and 21% of consolidated net revenues for the nine months ended September 30, 2007 and 2006, respectively. Although we seek to operate our business such that a significant portion of our product costs are denominated in the same currency as the associated sales, we may be adversely affected in the future due to our exposure to foreign operations. Moreover, net revenues denominated in currencies other than U.S. dollars expose us to currency fluctuations, which can adversely affect our business, financial condition or results of operations. Such risks are discussed in Part I, Item 1A - "Risk Factors" of our 2006 Form 10-K.

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

As currency exchange rates change, translation of the statements of operations of our international businesses into U.S. dollars affects year-over-year comparability of operating results. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders' equity as all of our foreign subsidiaries report in their functional currencies. Total other comprehensive income was $500,000 and $322,000 for the nine months ended September 30, 2007 and 2006, respectively, due to changes in cumulative translation adjustments.

As of September 30, 2007 and December 31, 2006, our net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $4.4 million and $5.1 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $443,000 and $508,000, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

inTEST CORPORATION

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. (Continued)

Interest Rate Risk

As of September 30, 2007, we had cash and cash equivalents of $10.7 million. We generally place our investments in U.S. Treasury obligations or money market funds backed by such investments. We have not held and do not hold any derivatives related to our interest rate exposure. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2007 would have decreased by less than $88,000. This estimate assumes that the decrease occurred on the first day of 2007 and reduced the yield of each investment by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on the gross amount of our cash, cash equivalents and short-term investments.

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

3.2   Bylaws of inTEST Corporation, as amended on October 30, 2007: Previously filed as Exhibit 3.2 of the Company's Form 8-K on November 5, 2007 and incorporated herein by reference.

10.1   Compensatory Arrangements of GM-Temperature Management Product Segment:
         Previously filed as Item 5.02 of the Company's Form 8-K on
         August 3, 2007, and incorporated herein by reference.

10.2   Third Amendment to Industrial Building Lease between inTEST Corporation and Brown Pelican LLC dated as of July 16, 2007: Previously filed as an
         Exhibit of the Company's Form 8-K on October 2, 2007, and incorporated
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
inTEST Corporation
Date:	November 14, 2007	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2007	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

Index to Exhibits

3.1   Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457,
         and incorporated herein by reference.

3.2   Bylaws of inTEST Corporation, as amended on October 30, 2007: Previously filed as Exhibit 3.2 of the Company's Form 8-K on November 5, 2007 and incorporated herein by reference.

10.1   Compensatory Arrangements of GM-Temperature Management Product Segment:
         Previously filed as Item 5.02 of the Company's Form 8-K on
         August 3, 2007, and incorporated herein by reference.

10.2   Third Amendment to Industrial Building Lease between inTEST Corporation and Brown Pelican LLC dated as of July 16, 2007: Previously filed as an
         Exhibit of the Company's Form 8-K on October 2, 2007, and incorporated
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