Form 10-K
period 2007-12-31
INTEST CORP
filed 2008-03-31
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer /  /                                                                                            Accelerated filer /  /
Non-accelerated filer (Do not check if a smaller reporting company)/  /                   Smaller reporting company /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2007 (the last business day of the Registrant's most recently completed second quarter), was: $32,651,339.

The number of shares outstanding of the Registrant's Common Stock, as of March 14, 2008, was 9,527,206.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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
    exchange rate fluctuations;
    the increasing use of front-end testing by semiconductor manufacturers;
    variable product warranty costs;
    pressure on prices from OEM customer supply line managers;
    stock price fluctuations;
    the anticipated market for our products;
    the sufficiency of cash balances, lines of credit and net cash from operations; and
    other projections of net revenues, taxable income (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

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

INTRODUCTION

We are an independent designer, manufacturer and marketer of manipulator and docking hardware, temperature management and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Analog Devices, Inc., Avago Technologies, Cascade Microtech, Inc., Freescale Semiconductor, Inc., Finisar Corporation, Hakuto Co. Ltd., LTX Corporation, STMicroelectronics N.V., Teradyne, Inc. and Texas Instruments Incorporated.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments as more fully discussed under "Our Segments" below. Our Manipulator and Docking Hardware Product segment consists of our manufacturing operation in Cherry Hill, New Jersey as well as our subsidiaries in Singapore (inTEST Pte), Japan (inTEST KK) and Germany (Intestlogic GmbH). Our Temperature Management Product segment consists of our subsidiaries in Sharon, Massachusetts (Temptronic Corporation) and Germany (Temptronic GmbH). Our Tester Interface Product segment consists of our subsidiary in San Jose, California (inTEST Silicon Valley Corporation).

INDUSTRY

Overview

The semiconductor market has been characterized by rapid technological change, wide fluctuations in demand and shortening product life cycles. Designers and manufacturers of a variety of electronic and industrial products, such as cell phones, telecom and datacom systems, Internet access devices, computers, transportation and consumer electronics, require increasingly complex ICs to provide improved end-product performance demanded by their customers.

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

Demand for new ATE and related equipment depends upon several factors, including the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the evolutionary changes in IC technologies include the shift to 300 mm wafers in production, system-on-a-chip, or SOC, where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production but also to handle the more sophisticated testing requirements of ICs.

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs, for later connection to other electrical components. In most cases, the ICs are then encapsulated in a plastic, ceramic or other protective housing. These process steps are called "packaging."

Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names, including "front-end test," "wafer test," "wafer probe" or "wafer sort." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card which is electronically connected to a "test head," which connects electrically to a test system. During front-end testing there is a growing trend of thermally conditioning the wafer during test, especially in the memory and automotive markets. Once the good ICs have been identified, they are packaged.

The packaged ICs also require testing, called "back-end test" or "final test," to determine if they meet design and performance specifications. Packaged ICs are tested after loading into another type of electronic handling device called a "package handler" or "handler," which then transfers the packaged ICs into a test socket which is attached to the test head. These handlers may be temperature controlled for testing. "Wafer probers" and "handlers" are sometimes referred to in this Report collectively as "electronic device handlers."

Testers range in price from approximately $100,000 to over $3.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads (typically one or two) with which each tester is configured. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time.

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

Cost Reduction Through Increased Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective, such as the recent trend to use massive parallel test, in which semiconductor manufacturers test multiple ICs on the wafer simultaneously. We believe that this factor will lead to more front-end, wafer-level testing.

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

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads. Our docking hardware offers precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals. This results in increased accuracy of the test data and may thus enable improved test yields. We believe that these characteristics will gain even more significance as testing becomes even more demanding.

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

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of industries to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings.

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

OUR STRATEGIES

We remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

Pursuing Synergistic Acquisitions. A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. Our TestDesign (now inTEST Silicon Valley), Temptronic and Intestlogic acquisitions have expanded our line of product offerings and have given us the opportunity to market a broader range of products to our customer base and, in the case of the Temptronic acquisition, provided access to markets that are less sensitive to cyclicality than the ATE market. We seek to make acquisitions that will further expand our product lines, enabling us to become a key supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the aerospace, automotive, communications, consumer electronics, defense and medical industries. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Temperature Management Product segment. For the years ended December 31, 2007, 2006 and 2005 approximately $7.0 million or 15%, $6.1 million or 10% and $6.3 million or 12%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Temperature Management Product segment. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

Controlling costs. At the same time as we are pursuing growth opportunities, we will seek ways to more aggressively streamline our cost structure, so that we are positioned to offer products at prices that provide the margin for a reasonable profit as well as the resources for continual product development.

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Manipulator and Docking Hardware Products, Temperature Management Products and Tester Interface Products. Semiconductor manufacturers use our manipulators and docking hardware products during testing of wafers and specialized packaged ICs. They use our temperature management and tester interface products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, aerospace, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE.

Manipulator and Docking Hardware Products

Manipulator Products. We offer four lines of manipulator products: the in2(R), the M Series, the Aero Series and the recently introduced IU Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. Certain members of the Aero family are also available as a lower-cost solution for dedicated prober-only or handler-only test cell applications.

The in2(R) and IU Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and IU Series manipulators range in price from approximately $12,000 to $159,000.

The M Series line of manipulator products consists of the M400 and M500 manipulators. These compact universal manipulators are designed to handle test heads weighing less than 550 pounds. The up and down movement is counter-balanced by an air-pressure-based floating state technology. The M Series manipulators range in price from approximately $12,000 to $32,000.

The Aero Series of manipulator products consists of the Aero 650, Aero 450H and Aero 150P manipulators. These manipulators are designed to handle test heads weighing less than 1,500 pounds. The up and down movement is supported by an air-pressure-based floating state technology. The Aero Series manipulators range in price from $10,000 to $50,000.

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

Temperature Management Products

Our temperature management products are sold into a wide variety of industries including the aerospace, automotive, communications, consumer electronics, defense, medical and semiconductor industries. Our temperature management systems enable a manufacturer to test a semiconductor wafer, IC or electronic, or in some instances, a mechanical sub-assembly over the extreme and variable temperature conditions that can occur in the actual use of the device.

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies quickly change and stabilize the temperature of semiconductor wafers accurately and uniformly during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +400 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $16,000 to $90,000.

ThermoStream(R) Products: Our ThermoStream(R) stand-alone temperature management systems use a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs, electronic sub-assemblies and printed circuit boards. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -90 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) products range in price from approximately $6,000 to $40,000.

Other Temperature Management Products: Our recently introduced MobileTemp(TM) Series combines our ThermoStream(R) products with a family of exclusive, high-speed ThermoChambers(TM) to offer environmental test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp(TM) Systems are designed specifically for applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic, medical and oil field service industries. We also manufacture ancillary temperature management products, including temperature-controlled contact probes and precision temperature platforms. Other temperature management products range in price from $4,500 to $20,000.

Tester Interface Products

Tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interface products can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(TM) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(TM) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $1,000 to $100,000.

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

Our regional and account managers handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, Minnesota, California, Texas and Arizona.

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our account managers and through the use of independent sales representatives. In China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through the use of independent sales representatives who are supervised by our direct sales staff in those regions. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

Temperature Management Products: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other industries in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our own sales and service personnel. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other industries. We visit our distributors regularly and have trained them to sell and service all of our temperature management products.

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly houses as well as original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of temperature management products, we also market our products to independent testers of semiconductors, manufacturers of electronic, automotive and aeronautical products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

Texas Instruments Incorporated accounted for 20%, 19% and 16% of our consolidated net revenues in 2007, 2006 and 2005, respectively. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Manipulator and Docking Hardware and Tester Interface Product segments. Our ten largest customers accounted for approximately 54%, 59% and 56% of our net revenues in 2007, 2006 and 2005, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Cascade Microtech, Inc.	Finisar Corporation
Freescale Semiconductor, Inc.	LTX Corporation	Hakuto Co. Ltd.
STMicroelectronics N.V.	Teradyne, Inc.	Avago Technologies
Texas Instruments Incorporated

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

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. Although we purchase certain raw materials and components from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our Cherry Hill facility, which was completed in 2007. In May 2003, our California facility obtained ISO 9001:2000 certification and in November 2004, our Massachusetts facility completed ISO 9001:2000 certification. Finally, our Singapore and German facilities have not yet begun the ISO certification process.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2007, we employed a total of 43 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new temperature management products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.5 million in 2007, $5.9 million in 2006 and $6.4 million in 2005 on engineering and product development, respectively.

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

As of December 31, 2007, we held 52 active U.S. patents and had 26 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2008 and extending through 2025. During 2007, we had no U.S. patents expire and 9 U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. For additional information regarding risks related to our intellectual property, see "Risk Factors".

COMPETITION

As described earlier, we operate in an increasingly competitive environment within each of our product segments. Some of our competitors have greater financial resources and more extensive design and production capabilities than we do. Certain markets in which we operate have recently become more fragmented, with smaller companies entering the market. These new smaller entrants typically have much lower levels of fixed operating overhead than we do, which enables them to be profitable with lower priced products. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer relationships worldwide.

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in our market include price, functionality, timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

Our principal competitors for manipulator products are Esmo AG, Microhandling GmbH, Reid-Ashman Manufacturing and Advantest Corporation. Our principal competitors for docking hardware products include Esmo AG, Knight Automation, Estra Technologies, Reid-Ashman Manufacturing and Microhandling GmbH. We also compete with the ATE manufacturer Teradyne (who is also our customer) on the sale of docking hardware.

Our principal competitors for Thermostream products are Thermonics and FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Advances Temperature Systems GmbH and Espec Corp. In addition, we compete with most manufacturers of environmental chambers in the sales of our other temperature management products.

Our principal competitors for Tester Interface products are Xandex, Inc., Reid-Ashman Manufacturing, Esmo AG, Synergetix (a division of Interconnect Devices, Inc.), and Integrated Test Corporation.

BACKLOG

At December 31, 2007, our backlog of unfilled orders for all products was approximately $4.2 million compared with approximately $4.8 million at December 31, 2006. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2008. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2007, we had 209 full time employees, including 93 in manufacturing operations, 80 in customer support/operations and 36 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relationship with our employees is very good. From time to time we retain third-party consultants to assist us in engineering and product development projects and to assist us with our compliance efforts resulting from the Sarbanes-Oxley Act.

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

Our sales are affected by the cyclicality of the semiconductor industry, which causes our operating results to fluctuate significantly.

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

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality of the semiconductor market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We now believe that in recent years there have been a variety of emerging changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our Manipulator, Docking Hardware and Tester Interface products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These recently emerging shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to implement our acquisition strategy, we will erode our cash resources and may not have sufficient cash to operate our businesses.

In recent years, we have implemented cost controls and restructured our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs of the fluid ATE market. We are presently assessing additional ways to lower our cost structure and increase revenues. If we are not successful in controlling our operating expenses, or if we utilize significant amounts of cash to implement our acquisition strategy, the level of our cash may be eroded and may not be sufficient to operate our businesses. As of December 31, 2007 we had cash and cash equivalents of $12.2 million. While we believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future, we cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

During the last several years, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations and losses in the future, include:
    changes in the buying patterns of our customers;
    changes in our market share;
    the technological obsolescence of our inventories;
    quantities of our inventories greater than is reasonably likely to be utilized in future periods;
    significant product warranty charges;
    the recording of valuation allowances against deferred tax assets;
    competitive pricing pressures;
    the impairment of our assets due to reduced future demand for our products;
    excess manufacturing capacity;
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
    increases in costs of raw materials;
    cancellation or rescheduling of orders by our customers; and
    political or economic instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

Our customers' purchasing patterns can vary significantly from month to month and cannot be easily predicted, thus resulting in fluctuations in our backlog and quarterly results.

Our backlog at December 31, 2007 was $4.2 million compared to $4.8 million at December 31, 2006. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced varying levels of product warranty costs in recent periods and cannot predict the level of such costs that we may incur in future periods.

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2007, 2006 and 2005, our product warranty charges (recoveries) were $(198,000), $378,000 and $549,000, or (0.4)%, 0.6% and 1.0% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product "families" which typically have higher levels of warranty claims than existing product families and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Changes in securities laws and regulations have increased, and may continue to increase, our costs of compliance with such laws and regulations.

Changes in securities laws and regulations have increased our legal compliance and financial reporting costs. Additional recent changes and future changes in securities regulations are expected to continue to affect our costs. In order to comply with certain requirements of the Sabanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred, and expect to incur significant additional expenses in future periods to comply with these new requirements, including the requirement for future reviews of our internal control system by our independent accounting firm. We are continuing to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The inability to maintain effective internal control over financial reporting may result in a loss of investor confidence in the accuracy and completeness of our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement that law require us to include in our Form 10-K for the year ending December 31, 2007, an annual report by our management regarding the effectiveness of our internal control over financial reporting. In the future, we will be required to include in our Annual Reports on Form 10-K attestation reports by our independent registered public accounting firm (our IRPAF), reporting as to whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the relevant year. During our assessment process, if our management identifies one or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal control is effective. While our assessment (as reported in Item 9A(T) of this Report) is that our internal control over financial reporting was effective as of December 31, 2007, the effectiveness of our internal control in future periods cannot be assured, and the effectiveness of our internal control over financial reporting may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of any future date, or if our IRPAF does not attest to the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We seek to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited.

A key element of our growth strategy is to acquire businesses, technologies or products that expand and complement our current businesses. We may not be able to execute our acquisition strategy if:
    we are unable to identify suitable businesses or technologies to acquire;
    we do not have the cash or access to required capital at the necessary time; or
    we are unwilling or unable to outbid larger, more resourceful companies.

Our acquisition strategy involves financial and management risks which may adversely affect our results in the future.

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

Our industry is subject to rapid technological change, and our business prospects would be negatively affected if we are unable to quickly and effectively respond to innovation in the semiconductor industry.

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the changes needed in automatic testing systems to respond to developments in the semiconductor industry, are likely to continue. We cannot be certain that we will be successful or timely in developing, manufacturing or selling products that will satisfy customer needs or that will attain market acceptance. Our failure to provide products that effectively and timely meet customer needs or gain market acceptance will negatively affect our business prospects.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2008 and 2025, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

Texas Instruments Inc. accounted for 20%, 19% and 16% of our consolidated net revenues in 2007, 2006 and 2005, respectively. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Manipulator and Docking Hardware and Tester Interface Product segments. Our ten largest customers accounted for approximately 54%, 59% and 56% of our net revenues in 2007, 2006 and 2005, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Significant fluctuations in our net revenues and operating results strain our management, employees and other resources.

Over the last several years, we have experienced significant fluctuations in our net revenues and operating results. As a result of these sometimes sudden and significant changes in our market, we have implemented cost controls, including salary and benefit reductions, and restructured our operations. We are presently considering new initiatives to more closely align our cost structure with current market demands. Such fluctuations in our net revenues and operating results, compensation changes and restructuring place strain on our management, employees and other resources.

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 26% and 32% of consolidated net revenues in 2007 and 2006, respectively. Export sales from our U.S. manufacturing facilities totaled $17.2 million, or 35% of consolidated net revenues, in 2007 and $16.8 million, or 27% of consolidated net revenues, in 2006. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 12% in 2007 and 23% in 2006. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

In 2007, approximately 3% of our net revenues were denominated in Japanese yen and approximately 14% were denominated in Euros. During 2007, we recorded foreign exchange currency transaction losses of $187,000. Future fluctuations in the value of the Japanese Yen or the Euro could result in foreign exchange gains or losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against the majority of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2007, we leased 9 facilities worldwide. The following chart provides information regarding each of our principal facilities which we occupied at December 31, 2007.

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	80,000	Corporate headquarters and design, manufacturing, service and sales -- manipulator and docking hardware products.
Sharon, MA	2/11	62,400	Design, manufacturing, service and sales -- temperature management products.
San Jose, CA	4/12	25,088	Design, manufacturing, service and sales - tester interface products

We currently have adequate space to meet our current and foreseeable future needs. During 2007, we determined that we had excess capacity in our Cherry Hill facility and sub-leased a portion of that facility. We are presently evaluating alternatives to better align our cost structure with current market demands. As a result of this review, we may reduce the amount of square footage leased or close certain facilities where we determine we have excess capacity for our foreseeable future needs.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the fourth quarter of 2007.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Global Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2007	High	Low
First Quarter	$ 4.86	$ 4.01
Second Quarter	4.93	4.07
Third Quarter	4.86	3.00
Fourth Quarter	3.39	2.05

2006
First Quarter	4.65	3.20
Second Quarter	4.52	3.47
Third Quarter	6.50	3.92
Fourth Quarter	6.97	3.15

On March 14, 2008, the closing price for our common stock as reported on the NASDAQ Global Market was $1.95. As of March 14, 2008, we had 9,527,206 shares outstanding that were held of record by approximately 1,200 shareholders.

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
	Years Ended December 31,
	2007	2006	2005	2004	2003
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$48,705	$62,346	$53,359	$71,211	$48,028
Gross margin	18,781	26,394	19,780	28,869	18,892
Operating income (loss)	(6,853)	3,520	(3,508)	1,745	(3,791)
Net earnings (loss)	(6,739)	2,871	(3,620)	1,270	(5,451)
Net earnings (loss) per common share:
Basic	$(0.73)	$0.32	$(0.41)	$0.15	$(0.65)
Diluted	$(0.73)	$0.31	$(0.41)	$0.14	$(0.65)
Weighted average common shares outstanding :
Basic	9,215	9,047	8,807	8,480	8,332
Diluted	9,215	9,188	8,807	8,804	8,332

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 6.   SELECTED FINANCIAL DATA (Continued)
	As of December 31,
	2007	2006	2005	2004	2003
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$12,215	$13,174	$ 7,295	$ 7,686	$ 5,116
Working capital	18,649	20,393	16,195	18,428	15,670
Total assets	27,723	35,759	30,869	33,167	29,977
Long-term debt, net of current portion	8	16	23	47	117
Total stockholders' equity	21,507	26,822	22,806	26,118	22,591

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict and in recent years have become more volatile and shorter in duration. Because the industry cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent years we have begun to market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We now believe that these anomalies may be driven by a variety of emerging changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our manipulator, docking hardware and tester interface products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by recent shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These recently emerging shifts in market practices have had, and may continue to have, varying levels of impact on

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

our operating results, but it is difficult to quantify the impact of these practices from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Years Ended December 31,
Net revenues from unaffiliated customers:	2007	2006	2005
Manipulator and Docking Hardware	$22,070	$35,244	$28,838
Temperature Management	22,064	22,794	19,967
Tester Interface	6,673	7,328	6,778
Intersegment sales	(2,102)	(3,020)	(2,224)
	$48,705	$62,346	$53,359
Intersegment sales:
Manipulator and Docking Hardware	$ 8	$ 4	$ 1
Temperature Management	1,746	2,475	1,863
Tester Interface	348	541	360
	$2,102	$3,020	$2,224
Net revenues from unaffiliated customers (net of intersegment sales):
Manipulator and Docking Hardware	$22,062	$35,240	$28,837
Temperature Management	20,318	20,319	18,104
Tester Interface	6,325	6,787	6,418
	$48,705	$62,346	$53,359
Net revenues from unaffiliated customers:
U.S.	$36,377	$42,559	$36,894
Europe	6,637	5,742	6,050
Asia-Pacific	5,691	14,045	10,415
	$48,705	$62,346	$53,359

Our consolidated net revenues for the year ended December 31, 2007 decreased $13.6 million or 22% as compared to 2006. During 2006, we experienced higher levels of demand than were present in 2007, with our peak demand occurring during the second quarter of 2006. Throughout 2007, we experienced reduced levels of demand, particularly in our Manipulator and Docking Hardware Product segment, where our net revenues (net of intersegment sales) declined $13.2 million or 37%. In our Tester Interface Product segment, net revenues also declined $462,000 or 7% in 2007 as compared to 2006. The net revenues of our Temperature Management Product segment remained relatively unchanged in 2007 as compared to 2006.

During 2007, our net revenues from customers in the U.S. and Asia decreased 15% and 59%, respectively, while our net revenues from customers in Europe increased 16% over the comparable period in 2006. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Asia would have been 61% and the increase from customers in Europe would have been 5%. The higher percentage decrease for our customers in Asia primarily reflects the decline in sales of third-party products by our Japanese subsidiary. The increase for our European customers primarily reflects higher net revenues for our operation in northern Germany which sells our temperature management products to customers in Europe.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total orders for the year ended December 31, 2007 decreased to $48.1 million on a consolidated basis as compared to $61.2 million for 2006. For our Manipulator and Docking Hardware, Temperature Management and Tester Interface Product segments, total orders for 2007 were $21.4 million, $20.1 million and $6.6 million, respectively compared to $33.9 million, $20.7 million and $6.6 million, respectively, for 2006.

We believe that the decline in our net revenues and orders in 2007 reflects many of the factors discussed in the Overview. Both our Manipulator and Docking Hardware and Tester Interface Product segments continue to be significantly affected by the aforementioned shifts in the competitive landscape within the ATE market, while our Temperature Management Product segment has been less impacted by these changes in demand as a result of our ability to successfully market our Thermostream products outside the semiconductor industry. In 2007, 32% of our Temperature Management Product segment's net revenues were attributable to customers in markets outside of semiconductor test. The reduction in net revenues in our Manipulator and Docking Hardware Product segment during 2007 was compounded by the reduction in revenues from sales of certain third-party manufactured products distributed by our Japanese subsidiary, which were $963,000 in 2007 compared to $6.3 million in 2006. In early 2007, we were notified that the contract under which we sold these products would be ending, and, after the second quarter of 2007, we had no additional sales of these products.

Backlog

At December 31, 2007, our backlog of unfilled orders for all products was approximately $4.2 million compared with approximately $4.8 million at December 31, 2006. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2008. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In the past, these restructuring actions have included workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our locations. Additional information regarding the various restructuring plans implemented in recent years, including the costs incurred, is set forth in Note 10 to the consolidated financial statements.

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we will also focus on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. As a result of this process, we will likely incur restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

Impairment Charges

Generally accepted accounting principles require us to perform at least an annual assessment for impairment of good will and other indefinite life intangible assets and to monitor events and changes in circumstances that could indicate carrying amounts of long-lived asset may not be recoverable. Due to the significant operating losses experienced by our Manipulator and Docking Hardware Product segment during 2007, combined with our forecasts that indicated potential future losses for this segment, we determined that our goodwill for this segment (which had resulted from prior acquisitions of our foreign subsidiaries in this segment) was fully impaired, resulting in a charge of $2.8 million, and that a charge of $535,000 for the impairment of certain property and equipment at our manufacturing facility in Cherry Hill was appropriate. Please refer to Note 2 of the footnotes to our consolidated financial statements for further discussion of this charge.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

We incurred charges for excess and obsolete inventory of $830,000, $431,000 and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. The increase in excess and obsolete inventory charges in 2007 reflects the reduced demand for certain of our products, primarily in our Manipulator and Docking Hardware and Tester Interface Product segments. See also the section entitled "Critical Accounting Policies."

During the years ended December 31, 2007, 2006 and 2005 we utilized $155,000, $335,000 and $239,000, respectively, of material in production that had been written off as obsolete in prior periods. When previously written off inventory material is used in production, it has a zero cost basis and as a result, has the impact of improving our gross margin in the period used. For the years ended December 31, 2007, 2006 and 2005, the use of previously obsoleted inventory materials did not materially change our gross margin.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2007, 2006 and 2005, our product warranty charges (recoveries) were $(198,000), $378,000 and $549,000, or (0.4)%, 0.6% and 1.0% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality. In addition, warranty claims are typically highest when new products are introduced, and during these years there were no significant sales of newly introduced product families in our Manipulator and Docking Hardware Product segment.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Temperature Management Product segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2007, 2006 and 2005, our OEM sales as a percentage of net revenues were 21%, 23% and 22%, respectively.

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We have also continued to experience demands from our OEM customers' supply line managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will continue to reduce our gross and operating margins.

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
	Percentage of Net Revenues Years Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	61.4	57.7	62.9
Gross margin	38.6	42.3	37.1
Selling expense	17.5	14.4	16.8
Engineering and product development expense	11.3	9.5	11.9
General and administrative expense	16.9	12.8	13.9
Impairment of goodwill	5.9	0.0	0.0
Impairment of long-lived assets	1.1	0.0	0.0
Restructuring and other charges	0.0	0.0	1.1
Operating income (loss)	(14.1)	5.6	(6.6)
Other income (loss)	0.8	0.8	0.3
Earnings (loss) before income taxes	(13.3)	6.4	(6.3)
Income tax expense	0.5	1.8	0.5
Net earnings (loss)	(13.8)%	4.6%	(6.8)%

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues were $48.7 million for 2007 compared to $62.3 million for 2006, a decrease of $13.6 million or 22%. During 2007, the net revenues (net of intersegment sales) of our Manipulator and Docking Hardware and Tester Interface Product segments decreased 37% and 7%, respectively, as compared to 2006, while the net revenues (net of intersegment sales) of our Temperature Management Product segment remained relatively unchanged. The decrease in our net revenues reflects lower levels of demand experienced in 2007 as compared to 2006 by our Manipulator and Docking Hardware and Tester Interface Product segments resulting from the factors previously discussed in the Overview. As previously discussed, sales of our temperature management products have not been as significantly affected as our other products by the changes in demand in the semiconductor industry, in part due to our ability to diversify sales.

Gross Margin. Gross margin was 39% for 2007 as compared to 42% for 2006. The decrease in gross margin was primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs decreased $426,000 in 2007 as compared to 2006, they were not as fully absorbed during 2007 due to the lower net revenue levels as compared to 2006 which resulted in these costs increasing to 19% of net revenues in 2007 as compared to 16% of net revenues in 2006. The $426,000 decrease in fixed operating costs was primarily driven by reductions in insurance premiums, lower levels of depreciation, lower salaries and benefits expense and a reduction in facilities costs. The reduction in insurance premiums primarily reflects the reduction in the volume of business activity in 2007 as compared to 2006. The decrease in depreciation reflects a lower asset base as of December 31, 2007 compared to December 31, 2006. Salaries and benefits expense declined in 2007 as compared to 2006 as a result of headcount reductions during 2007, primarily in our Tester Interface Product segment. Facilities costs were lower in 2007 as compared to 2006 primarily as a result of lower utilities and related facilities costs for our temperature management operation in Sharon, Massachusetts combined with lower rent expense due to a reduction in the size of our facility in Cherry Hill, New Jersey, commencing in October 2007. These decreases were partially offset by fixed labor and overhead costs at our machine shops in Cherry Hill and Silicon Valley which were not as fully absorbed due to lower volume at these operations during 2007 as compared to 2006.

To a lesser extent, both direct labor and charges for excess and obsolete inventory increased as a percentage of net revenues in 2007 as compared to 2006. In absolute dollar terms, direct labor declined $47,000 during 2007 as compared to 2006 reflecting reduced headcount. However, similar to our fixed operating costs, as a result of the reduced revenue levels, these costs were not as fully absorbed in 2007 as compared to 2006. Charges for excess and obsolete inventory increased both in absolute dollar terms and as a percentage of net revenues during 2007 as compared to 2006. The $400,000 increase in the absolute dollar amount of these charges reflects that, as demand remains at reduced levels, more of our inventory is meeting the criteria we use to evaluate whether items in our inventory are excess or obsolete.

The increases in fixed operating costs, direct labor and excess and obsolete inventory charges as a percentage of net revenues were partially offset by a reduction in component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $8.5 million for 2007 compared to $9.0 million for 2006, a decrease of $473,000 or 5%. The decrease was primarily driven by lower levels of warranty charges, reflecting favorable claims experience. To a lesser extent, there was also a reduction in fees paid to third parties for installation of our products at customer sites, primarily in Asia, and lower levels of commissions as a result of the lower sales levels. These decreases were partially offset by an increase in salary and benefits expense reflecting increased headcount, primarily at our Temperature Management and Manipulator and Docking Hardware Product segments.

Engineering and Product Development Expense. Engineering and product development expense was $5.5 million for 2007 compared to $5.9 million for 2006, a decrease of $400,000 or 7%. During 2006, we received $700,000 in reimbursement payments for engineering services under a contract with one of the customers of our Tester Interface Product segment. This reimbursement offset $379,000 of salary and benefits expense and expenditures for research and development materials incurred during 2006, as well as reimbursing $321,000 of development costs incurred in periods prior to the negotiation of this reimbursement contract. The reduction in engineering and product development costs in 2007 as compared to 2006 (after excluding the reimbursement of prior period costs from 2006) is primarily the result of lower salary and benefits expense, reflecting fewer staff, and a reduction in spending on research and development materials, reflecting fewer new product development projects in the prototype phase which require increased spending on research and development materials.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense. General and administrative expense was $8.3 million for 2007 compared to $8.0 million for 2006, an increase of $273,000 or 3%. The increase was primarily driven by an increase in salary and benefits expense which reflects both a $119,000 severance payment in 2007 to the former managing director of our Intestlogic operation as well as the restoration of salaries and benefits in the second and third quarters of 2006 that had been reduced in late 2004 and early 2005 as part of our cost containment initiatives during those years. This increase was partially offset by decreases in performance based compensation as a result of our overall and segment performance for 2007.

Impairment of Goodwill. During 2007, due to the significant operating losses experienced by our Manipulator and Docking Hardware Product segment, combined with our forecasts that indicated potential future losses for this product segment, we recorded a charge of $2.8 million for the full impairment of goodwill related to prior acquisitions made in this product segment. Please refer to Note 2 of the footnotes to our consolidated financial statements for further discussion of this charge. There was no similar charge in 2006.

Impairment of Long-Lived Assets. During 2007, due to the significant operating losses experienced by our Manipulator and Docking Hardware Product segment, combined with our forecasts that indicated potential future losses for this product segment, we recorded a charge of $535,000 for the partial impairment of certain long-lived assets. These long-lived assets consisted of property and equipment at our Cherry Hill manufacturing facility. Please refer to Note 2 of the footnotes to our consolidated financial statements for further discussion of this charge. There was no similar charge in 2006.

Restructuring and Other Charges. There were no restructuring and other charges in 2007. Restructuring and other charges were $23,000 for 2006. The restructuring and other charges recorded during 2006 related to finalizing the sub-lease agreement for the facility where our U.K. manufacturing operation was located prior to its closure in mid-2005. In connection with our current review, we will likely incur restructuring charges in the future, however, we cannot predict the amount at this time.

Other Income. Other income was $392,000 for 2007 compared to $470,000 for 2006, a decrease of $78,000. The decrease in other income was primarily due to an increase in foreign exchange losses. During 2006, we recorded a $167,000 foreign currency translation adjustment related to the final dissolution of our U.K. operation which was completed during the fourth quarter of 2006. This $167,000 gain offset the foreign exchange losses we incurred in 2006 in the normal operation of our business. There was no similar transaction in 2007. The increase in foreign exchange losses in 2007 as compared to 2006 was partially offset by an increase in interest income in 2007 as compared to 2006. The increase in interest income reflects higher average cash balances as well as an increase in the rate of interest being earned during 2007 by some of our operations.

Income Tax Expense. For 2007, we recorded income tax expense of $278,000 compared to $1.1 million for 2006. Our effective tax rate was (4)% for 2007 compared to 28% for 2006. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During 2007, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The reduction in our effective tax rate for 2007 compared to 2006 reflects that the losses of our domestic operations and certain of our foreign operations represented a larger proportion of our total results for 2007 than in 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues were $62.3 million for 2006 compared to $53.4 million for 2005, an increase of $9.0 million or 17%. We believe the increase in our net revenues reflects the higher level of demand experienced in 2006, particularly in the second quarter of the year, compared to weaker cyclical demand during most of 2005. During 2006, the net revenues (net of intersegment sales) of our Manipulator and Docking Hardware, Temperature Management and Tester Interface Product segments increased 22%, 12% and 6%, respectively, as compared to 2005. We attribute the larger percentage increase in our Manipulator and Docking Hardware Product segment to the aforementioned strong demand for certain third-party products in Japan. In addition, we attribute the lower percentage increase in the net revenues of our Tester Interface Product segment to continued strong competition within this market as well as a more significant slowdown in the business of several of the major customers of this segment.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

Gross Margin. Gross margin was 42% for 2006 as compared to 37% for 2005. The increase in gross margin was primarily the result of a reduction in our fixed operating costs both in absolute dollar terms and as a percentage of net revenues. To a lesser extent, we also had a reduction in charges for excess and obsolete inventory in 2006 as compared to 2005. In absolute dollar terms, our fixed operating costs decreased $386,000 during 2006 as compared to 2005. This decrease was primarily due to lower depreciation expense as a result of our lower fixed asset base as of December 31, 2006 compared to December 31, 2005. In addition, there was also a decrease in our insurance premiums which was a result of several factors including the lower fixed asset base, lower total average headcount for certain operations and the closure of our U.K. manufacturing operation. The decrease in our fixed operating costs in absolute dollar terms combined with the higher net revenue levels in 2006 as compared to 2005 led to the overall decrease in fixed operating costs as a percentage of net revenues from 19% in 2005 to 16% in 2006. Our excess and obsolete inventory charges totaled $431,000, or less than 1% of net revenues, for 2006 as compared to $1.0 million, or 2% of net revenues, for 2005. We attribute the reduction in excess and obsolete inventory charges primarily to our continued efforts to more closely manage our inventory levels and purchasing policies to minimize our risk in this area.

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

Engineering and Product Development Expense. Engineering and product development expense was $5.9 million for 2006 compared to $6.4 million for 2005, a decrease of $443,000 or 7%. We attribute the decrease primarily to the receipt of reimbursement payments totaling $700,000 during the first half of 2006 for engineering services under a contract with one of the customers of our Tester Interface Product segment. Under this contract we received payments based on achieving various milestones (as defined in the contract) related to specified product redesign activities. This contract ended during the second quarter of 2006. In addition, expenditures for third-party consultants decreased during 2006 as compared to 2005. These third-party consultants had been retained to assist in new product development efforts during 2005 for our Tester Interface Product segment. These decreases were offset primarily by higher salary and benefits expense and increased spending on research and development materials during 2006 as compared to 2005. The increase in salary and benefits expense was due to hiring additional staff at our Tester Interface and Temperature Management Product segments as well as the restoration of certain salaries and benefits. The increase in staff at our Tester Interface Product segment primarily related to the engineering services contract previously discussed. When this contract ended, certain staff members were either terminated or, in some cases, re-assigned to other projects. The increase in spending on research and development materials was related to various new product development projects primarily in our Temperature Management and Manipulator and Docking Hardware Product segments.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense. General and administrative expense was $8.0 million for 2006 compared to $7.4 million for 2005, an increase of $551,000 or 7%. The increase was primarily driven by an increase in salary and benefits expense which reflects the restoration of salaries and benefits in the second and third quarters of 2006, as previously mentioned, as well as the hiring of some additional staff. To a lesser extent, we incurred additional professional fees related to audit, tax and other compliance work where we utilize the assistance of third party professionals. The increase in these fees primarily reflects the growing number and complexity of the various accounting and other compliance matters that we encounter in the normal course of running our business. Finally, the amount of performance-based compensation we accrued in 2006 increased as compared to 2005 which reflects our positive results for 2006.

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

Income Tax Expense. For 2006, we recorded income tax expense of $1.1 million compared to $236,000 for 2005. Our effective tax rate was 28% for 2006 compared to (7)% for 2005. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against all domestic and certain foreign deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During 2006, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings. The increase in our effective tax rate during 2006 as compared to 2005 reflects that a higher proportion of our taxable income for 2006 was generated by our foreign operations where we do not have net operating loss carryforwards to offset income tax expense on those earnings. In addition, during 2005 we recorded an income tax benefit related to a domestic income tax refund we received during the year.

Liquidity and Capital Resources

Net cash used in operations was $600,000 for 2007 compared to net cash provided by operations of $6.4 million for 2006. The shift to cash used in operations in 2007 from cash provided by operations in 2006 was primarily the result of our $6.7 million net loss in 2007 as compared to net earnings of $2.9 million in 2006. The net loss in 2007 included non-cash charges of $2.8 million related to the impairment of goodwill and $535,000 related to the impairment of long-lived assets. During 2007, accounts receivable decreased $2.6 million, inventories decreased $1.2 million and accounts payable decreased $1.3 million, primarily reflecting the lower level of business activity experienced in 2007 as compared to 2006. Domestic and foreign income taxes payable decreased $778,000 compared to the amount at December 31, 2006 due to the payment during 2007 of income taxes on earnings generated in 2006 by certain of our foreign operations. In addition, these operations had lower accruals for tax expense in 2007 due to lower net earnings generated by these operations in 2007 as compared to 2006. During 2007, accrued warranty decreased $475,000 compared to the level at December 31, 2006 reflecting our favorable claims experience.

Purchases of property and equipment were $682,000 for 2007. These purchases primarily consisted of demonstration and quality assurance testing equipment for our facilities in Sharon, Massachusetts and San Jose, California and additional leasehold improvements for our facility in Cherry Hill, New Jersey. During 2007, we also purchased additional computer and other office equipment for our Intestlogic operation in Germany and a new vehicle for our Temptronic GmbH operation in Germany. During 2007, we received $66,000 in proceeds from the sale of certain machine shop equipment by our operation in

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

San Jose, California. We have no significant commitments for capital expenditures in 2008, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash provided by financing activities for 2007 was $9,000, which represents $17,000 of proceeds from the exercise of stock options and $8,000 in payments made under capital lease obligations.

On October 2, 2007, we amended the lease for our Cherry Hill facility to reduce the square footage leased by approximately 42,000 square feet, which represented approximately 34% of the total facility square footage. The annual lease cost for this space would have been approximately $264,000 for 2007 and under the terms of the original lease would have escalated annually through the end of the lease on August 31, 2010. The average annual cost savings through the end of the original lease term is approximately $274,000.

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

As of December 31, 2007 we had cash and cash equivalents of $12.2 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. Should the current downturn be prolonged, or should we utilize significant amounts of cash to implement our acquisition strategy, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2007, we recorded an inventory obsolescence charge for excess and obsolete inventory of $830,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-Lived Asset Valuation

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows of our projections, then we would measure the impairment charge. We measure the impairment based on the excess of the carrying amount over the fair value of the assets. At December 31, 2007, identifiable intangibles and long-lived assets were $2.5 million. During 2007, we recorded a $535,000 charge for the partial impairment of certain long-lived assets at our Cherry Hill manufacturing facility. Please refer to Note 2 of the footnotes to our consolidated financial statements for further discussion of this charge.

Goodwill

At least annually, we review our goodwill for impairment by comparing the fair value of our reporting units to their carrying values. If the result of this analysis is that the carrying value of the reporting unit exceeds its fair value, then the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2007, we recorded an impairment charge of $2.8 million for the full impairment of goodwill related to prior acquisitions made in our Manipulator and Docking Hardware Product reporting unit. Please refer to Note 2 of the footnotes to our consolidated financial statements for further discussion of this charge. As a result of this charge, we no longer have any goodwill on our balance sheet at December 31, 2007.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2007, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2007, accrued warranty was $387,000 and we recorded recoveries related to product warranty of $(198,000) for the year then ended.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Annual Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 9A(T) contains information concerning the evaluations of our disclosure controls and procedures and internal control over financial reporting that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 9A(T).  CONTROLS AND PROCEDURES (Continued)

of, our principal executive and principal financial officers and effected by the our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
    Pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2008, or, if our proxy statement is not filed on or before April 29, 2008, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2008, or, if our proxy statement is not filed on or before April 29, 2008, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

be filed with the SEC on or before April 29, 2008, or, if our proxy statement is not filed on or before April 29, 2008, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2007:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	466,500	$3.52	425,000
Equity compensation plans not approved by security holders	-	-	-
Total	466,500	$3.52	425,000
(1) The securities that may be issued are shares of inTEST common stock, issuable upon exercise of stock options.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2008, or, if our proxy statement is not filed on or before April 29, 2008, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2008, or, if our proxy statement is not filed on or before April 29, 2008, will be filed by that date by an amendment to this Form 10-K.

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

(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:

                Schedule II -- Valuation and Qualifying Accounts

(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Annual Report on Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)     Exhibits required by Item 601 of Regulation S-K:

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Exhibit Index immediately following the signature page, which Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 31, 2008

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2008

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2008

/s/ Alyn R. Holt Alyn R. Holt, Chairman	March 31, 2008

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 31, 2008

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 31, 2008

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 31, 2008

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 31, 2008

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws, as amended on October 30, 2007. (2)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (3)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000. (4)
10.3	Second Amendment to Lease between First Industrial, L.P. and the Company dated December 23, 2003. (4)
10.4	Third Amendment to Lease between Brown Pelican LLC and the Company dated as of July 16, 2007. (5)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (6)
10.6	Lease between The Irvine Company and the Company dated September 15, 2004. (7)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (8)(*)
10.8	inTEST Corporation 2007 Stock Plan. (9)(*)
10.9	Form of Restricted Stock Grant. (10)(*)
10.10	Form of Stock Option Grant - Director. (10)(*)
10.11	Form of Stock Option Grant - Officer. (10)(*)
10.12	Compensatory Arrangements of Executive Officers and Directors. (*)
10.13	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (*)
10.14	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (*)
14	Code of Ethics. (11)
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, Filed No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2006, File No. 000-22529, filed on July 27, 2007, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 2, 2007, File No. 000-22529, filed October 3, 2007, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(8)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(9)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.
- 33 -

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
inTEST Corporation:

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive earnings (loss) and stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007. Also, as discussed in Notes 2 and 14 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/KPMG LLP

Philadelphia, Pennsylvania
March 31, 2008

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2007        2006
                                                                   ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                         $12,215    $13,174
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $109 and $133, respectively                  6,034      8,678
  Inventories                                                         5,097      6,193
  Prepaid expenses and other current assets                           1,118        758
     Total current assets                                            24,464     28,803
Property and equipment:
  Machinery and equipment                                             6,094      7,976
  Leasehold improvements                                              1,832      3,256
                                                                      7,926     11,232
  Less: accumulated depreciation                                     (5,728)    (7,904)
     Net property and equipment                                       2,198      3,328
Other assets                                                            788        700
Goodwill                                                                  -      2,629
Intangible assets, net                                                  273        299

     Total assets                                                   $27,723    $35,759
                                                                    =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,923    $ 3,145
  Accrued wages and benefits                                          1,800      1,894
  Accrued warranty                                                      387        857
  Accrued sales commissions                                             398        418
  Other accrued expenses                                                960      1,000
  Domestic and foreign income taxes payable                             222        971
  Capital lease obligations                                               7          7
  Deferred rent                                                         118        118
     Total current liabilities                                        5,815      8,410
Capital lease obligations, net of current portion                         8         16
Deferred rent, net of current portion                                   393        511
     Total liabilities                                                6,216      8,937

Commitments and Contingencies (Notes 8, 12 and 15)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,666,505 and 9,510,755 shares issued, respectively                 97         95
  Additional paid-in capital                                         24,757     24,515
  Retained earnings (accumulated deficit)                            (3,825)     2,914
  Accumulated other comprehensive earnings                            1,339        609
  Treasury stock, at cost; 139,299 and 212,050 shares, respectively    (861)    (1,311)
     Total stockholders' equity                                      21,507     26,822

     Total liabilities and stockholders' equity                     $27,723    $35,759
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2007       2006      2005
                                                     -------    -------    -------
Net revenues                                         $48,705    $62,346    $53,359
Cost of revenues                                      29,924     35,952     33,579
      Gross margin                                    18,781     26,394     19,780

Operating expenses:
   Selling expense                                     8,482      8,955      8,928
   Engineering and product development expense         5,519      5,919      6,362
   General and administrative expense                  8,250      7,977      7,426
   Impairment of goodwill                              2,848          -          -
   Impairment of long-lived assets                       535          -          -
   Restructuring and other charges                         -         23        572
      Total operating expenses                        25,634     22,874     23,288

Operating income (loss)                               (6,853)     3,520     (3,508)
                                                     -------    -------    -------
Other income (expense):
   Interest income                                       420        355        189
   Interest expense                                       (2)        (5)       (15)
   Other                                                 (26)       120        (50)
      Total other income                                 392        470        124
Earnings (loss) before income taxes                   (6,461)     3,990     (3,384)
Income tax expense                                       278      1,119        236
                                                     -------    -------    -------
      Net earnings (loss)                            $(6,739)   $ 2,871    $(3,620)
                                                     =======    =======    =======
Net earnings (loss) per common share:
  Basic                                               $(0.73)     $0.32     $(0.41)
  Diluted                                             $(0.73)     $0.31     $(0.41)
Weighted average common shares outstanding:
  Basic                                             9,214,607  9,046,680  8,806,528
  Diluted                                           9,214,607  9,187,979  8,806,528

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ---------------------------
                                                        2007      2006      2005
                                                      -------    ------   -------
Net earnings (loss)                                   $(6,739)   $2,871   $(3,620)
Transfer of cumulative translation adjustment
  upon dissolution of foreign subsidiary                    -      (167)        -
Foreign currency translation adjustments                  730       539      (812)
                                                      -------    ------   -------
Comprehensive earnings (loss)                         $(6,009)   $3,243   $(4,432)
                                                      =======    ======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                               Retained     Accumulated
                                   Common Stock   Additional   Earnings       Other                              Total
                                 ----------------  Paid-In   (Accumulated Comprehensive   Deferred   Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit)      Earnings   Compensation  Stock      Equity
                                 --------- ------ ---------- ------------ ------------- ------------ -------- -------------
Balance, January 1, 2005         9,300,164  $  93   $24,716     $ 3,663      $1,049       $(1,081)   $(2,322)     $26,118
Net loss                                 -      -         -      (3,620)          -             -          -       (3,620)
Other comprehensive loss                 -      -         -           -        (812)            -          -         (812)
Options exercised                   30,091      1        93           -           -             -          -           94
Issuance of non-vested shares
  of restricted stock               35,000      -       129           -           -          (129)         -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -         -           -           -           277          -          277
Forfeiture of non-vested
  shares of restricted stock        (5,000)     -       (24)          -           -            24          -            -
Release of shares from escrow
  in connection with acquisition
  of Intestlogic                   100,000      1       373           -           -             -          -          374
Issuance of 91,071 shares of
  treasury stock to satisfy profit
  sharing liability                      -      -      (188)          -           -             -        563          375
                                 ---------  -----   -------     -------      ------       -------    -------      -------
Balance, December 31, 2005       9,460,255     95    25,099          43         237          (909)    (1,759)      22,806

Reclassification of deferred
  compensation related to
  restricted stock upon
  adoption of SFAS No. 123R              -      -      (909)          -           -           909          -            -
Net earnings                             -      -         -       2,871           -             -          -        2,871
Other comprehensive earnings             -      -         -           -         372             -          -          372
Options exercised                   50,500      -       169           -           -             -          -          169
Amortization of deferred
  compensation related to
  restricted stock                       -      -       317           -           -             -          -          317
Issuance of 72,527 shares of
  treasury stock to satisfy
  profit sharing liability               -      -      (161)          -           -             -        448          287
                                 ---------  -----   -------     -------      ------       -------    -------      -------
Balance, December 31, 2006       9,510,755     95    24,515       2,914         609             -     (1,311)      26,822

Net loss                                 -      -         -      (6,739)          -             -          -       (6,739)
Other comprehensive earnings             -      -         -           -         730             -          -          730
Options exercised                    5,000      -        17           -           -             -          -           17
Issuance of non-vested shares
  of restricted stock              162,000      2        (2)          -           -             -          -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -       382           -           -             -          -          382
Forfeiture of non-vested
  shares of restricted stock       (11,250)     -         -           -           -             -          -            -
Issuance of 72,751 shares of
  treasury stock to satisfy
  profit sharing liability               -      -      (155)          -           -             -        450          295
                                 ---------  -----   -------     -------      ------       -------    -------      -------
Balance, December 31, 2007       9,666,505  $  97   $24,757     $(3,825)     $1,339       $     -    $  (861)     $21,507
                                 =========  =====   =======     =======      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                         2007      2006      2005
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------   -------   -------
  Net earnings (loss)                                                  $(6,739)  $ 2,871   $(3,620)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,309     1,481     1,873
    Impairment of goodwill                                               2,848         -         -
    Impairment of long-lived assets                                        535         -         -
    Foreign exchange (gain) loss                                           187       (23)      134
    Amortization of deferred compensation related to restricted stock      382       317       277
    Profit sharing expense funded through the issuance of treasury stock   295       287       375
    (Gain) loss on disposal of fixed assets                                (34)       (7)       15
    Proceeds from sale of demonstration equipment, net of gain              25         2        14
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                2,617       724    (3,011)
      Inventories                                                        1,188       113     3,056
      Prepaid expenses and other current assets                           (319)     (120)      919
      Other assets                                                         (49)     (102)      (61)
      Accounts payable                                                  (1,256)      609       444
      Accrued wages and benefits                                          (139)      387        85
      Accrued warranty                                                    (475)      (86)     (262)
      Accrued sales commissions                                            (26)       16      (107)
      Accrued restructuring and other charges                                -      (221)      (45)
      Other accrued expenses                                               (53)     (286)      403
      Domestic and foreign income taxes payable                           (778)      512        16
      Deferred rent                                                       (118)     (118)     (107)
                                                                       -------   -------   -------
Net cash provided by (used in) operating activities                       (600)    6,356       398
                                                                       -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (682)     (809)   (1,448)
  Proceeds from sale of property and equipment                              66        41         -
                                                                       -------   -------   -------
Net cash used in investing activities                                     (616)     (768)   (1,448)
                                                                       -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred rent resulting from landlord provided tenant improvements         -         -       854
  Repayment of capital lease obligations                                    (8)      (24)     (106)
  Proceeds from stock options exercised                                     17       169        94
                                                                       -------   -------   -------
Net cash provided by financing activities                                    9       145       842
                                                                       -------   -------   -------
Effects of exchange rates on cash                                          248       146      (183)
                                                                       -------   -------   -------
Net cash provided by (used in) all activities                             (959)    5,879      (391)
Cash and cash equivalents at beginning of period                        13,174     7,295     7,686
                                                                       -------   -------   -------
Cash and cash equivalents at end of period                             $12,215   $13,174   $ 7,295
                                                                       =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Common stock released from escrow                                    $     -   $     -   $   374
  Goodwill resulting from acquisition                                        -         -      (374)

Issuance of non-vested shares of restricted stock                      $   675   $    28   $   129
                                                                       =======   =======   =======
Forfeiture of non-vested shares of restricted stock                    $   (42)  $   (36)  $   (24)
                                                                       =======   =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   880   $   601   $  (502)
  Interest                                                                   2         5        15

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of manipulator and docking hardware, temperature management and tester interface products that are used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors").

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore. We have three reportable segments which are also our reporting units: Manipulator and Docking Hardware, Temperature Management and Tester Interface.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves, are particularly impacted by estimates.

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

Trade Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt (recovery) expense was $(20), $(16) and $55 for the years ended December 31, 2007, 2006 and 2005, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Notes receivable are due from trade customers in Japan and have original maturities of less than six months. The notes are non-interest bearing. Notes receivable were $0 and $163 at December 31, 2007 and 2006, respectively. Cash flows from accounts and notes receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations approximate their carrying value based upon the rates offered to us for similar type arrangements.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $830, $431 and $1,044 for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from two to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $1,255, $1,431 and $1,824 for the years ended December 31, 2007, 2006 and 2005, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we would measure the impairment and recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

In the quarter ended December 31, 2007, due to the significant operating losses experienced by our Manipulator and Docking Hardware Product segment during 2007, combined with our forecasts that indicated potential future losses for this product segment, we performed an assessment of the recoverability of the carrying value of this product segment's long-lived assets. As a result of this analysis we determined that certain property and equipment at our Cherry Hill manufacturing operation, which is the headquarters for the Manipulator and Docking Hardware Product segment, was impaired, and, accordingly, we recorded a $535 charge for the impairment of these long-lived assets during the fourth quarter of 2007.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite life intangible assets are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. During December 2007 and 2006, we assessed our goodwill for impairment in accordance with the requirements of SFAS No. 142. In December 2006, we determined that no impairment existed. In December 2007, due to the significant operating losses experienced by our Manipulator and Docking Hardware reporting unit during 2007, combined with our forecasts that indicated potential future losses for this reporting unit, we determined that the fair value of the reporting unit

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

was less than its carrying value. We determined that the carrying value of goodwill exceeded the implied fair value of goodwill and therefore our goodwill was fully impaired. Our goodwill resulted from prior acquisitions of our foreign subsidiaries in this reporting unit. As a result of this impairment, we recorded a charge of $2,848.

Changes in the amount of the carrying value of goodwill for the years ended December 31, 2007 and 2006 are as follows:
	2007	2006
Balance - Beginning of period	$2,629	$2,403
Impact of foreign currency translation	219	226
Impairment of goodwill	(2,848)	-
Balance - End of period	$ -	$2,629

Finite-lived Intangible Asset

As of December 31, 2007 and 2006, we had a finite-lived intangible asset which totaled $273 and $299, net of accumulated amortization of $302 and $221, respectively. This finite-lived intangible asset consists of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002 and is being amortized using the straight-line method over the remaining estimated useful life of this asset of five years. This finite-lived intangible asset is allocated to the Manipulator and Docking Hardware reporting unit. The following table sets forth changes in the amount of the carrying value of this finite-lived intangible asset for the years ended December 31, 2007 and 2006, respectively:
	2007	2006
Balance - Beginning of period	$299	$315
Amortization	(54)	(50)
Impact of foreign currency translation	28	34
Balance - End of period	$273	$299

Estimated annual amortization expense for each of the next five years is $54.

Stock-Based Compensation

For the year ended December 31, 2005, we followed the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. As permitted under SFAS No.123, we elected to follow the provisions of Accounting Principles Board ("APB") Opinion No. 25 to account for stock-based awards to employees. Under APB Opinion No. 25, compensation expense with respect to such awards was not recognized, if on the date the awards were granted, the award price equaled the market value of the common shares.

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

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as the cost of materials used in product development, are expensed as incurred.

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired as a result of restructuring consist of property and equipment. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive earnings (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2007, 2006 and 2005, foreign currency transaction gains (losses) were $(187), $23 and $(134). The amount recorded in 2006 includes a $167 foreign currency translation adjustment related to the final dissolution of our subsidiary located in the U.K. as more fully discussed in Note 10.

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

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:
	Years Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding - basic	9,214,607	9,046,680	8,806,528
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	141,299	-
Weighted average common shares outstanding - diluted	9,214,607	9,187,979	8,806,528

For the years ended December 31, 2007, 2006 and 2005, an average of 734,170, 240,637 and 912,850 employee stock options (with weighted average exercise prices of $3.94, $3.72 and $2.90, respectively) and unvested shares of restricted stock were excluded from the calculation because their effect was anti-dilutive.

Recently Adopted Accounting Standards

On January 1, 2006, we adopted SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material ("spoilage"). Under SFAS No. 151, such items are recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on normal capacity of the production facilities. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In November 2005, the FASB issued FASB Staff Position ("FSP") FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP FAS 123R-3"). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123R. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (the "APIC Pool"), assuming the company had been following the recognition provisions prescribed by FAS 123. We have elected to use the guidance in FSP FAS 123R-3 to calculate our APIC Pool. FSP FAS 123R-3 was effective immediately. The adoption of FSP FAS 123R-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

On January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. See Note 11 for further disclosures related to the adoption of FIN 48.

In May 2007, the FASB issued FASB Staff Position ("FSP") FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 ("FSP FIN 48-1"). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 was effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-3 ("EITF 06-3"), How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance was effective for all periods beginning after December 15, 2006. The adoption of EITF 06-3 did not have any impact on our consolidated financial position, results of operations or cash flows.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to elect to measure certain financial instruments at fair value on an instrument-by-instrument basis, with changes in fair value recognized in earnings each reporting period. In addition, SFAS 159 establishes financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. We will adopt SFAS 141(R) beginning in the first quarter of fiscal 2009. SFAS 141(R) will change our accounting for business combinations on a prospective basis.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 20%, 19% and 16% of our consolidated net revenues in 2007, 2006 and 2005, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Manipulator and Docking Hardware and Tester Interface Product segments. During the years ended December 31, 2007, 2006 and 2005, no other customer accounted for 10% or more of our consolidated net revenues.

(4)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2007	2006
Raw materials	$3,903	$4,415
Work in process	343	497
Inventory consigned to others	251	357
Finished goods	600	924
	$5,097	$6,193

(5)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued professional fees	$313	$ 280
Accrued rent	240	280
Accrued repairs	153	153
Accrued customer obligations	143	125
Other	111	162
	$960	$1,000

(6)   DEBT

Line of Credit

As of December 31, 2007, we had a secured credit facility which provided for maximum borrowings of $250. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of two letters of credit which are outstanding as of December 31, 2007 in the face amounts of $200 and $50, respectively. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the credit facility require that we maintain a minimum level of $200 of cash with the bank. This credit facility expires on September 30, 2008.

Letters of Credit

As of December 31, 2007 and 2006, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2009; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(6)   DEBT (Continued)

As of December 31, 2007 and 2006, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a new facility for our tester interface operation based in northern California. We occupied this facility in late January 2005. This letter of credit expires September 13, 2008, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term. If as of December 31, 2008, there have been no events of default or late payments of rent, the letter of credit shall be reduced to $0 upon our request.

Capital Lease Obligations

Periodically we enter into capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2007 are as follows:
2008	$ 8
2009	8
2010	1
Total minimum lease payments	17
Less: Amount representing interest	2
Present value of minimum lease payments	15
Less: Current portion of capital leases	7
Obligations under capital lease, excluding current portion	$ 8

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2007, 2006 and 2005 was $118, $118 and $107, respectively.

(8)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2012. Total rental expense for the years ended December 31, 2007, 2006 and 2005 was $1,787, $1,839 and $1,855, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   COMMITMENTS AND CONTINGENCIES (Continued)

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2007 are as follows:

2008	$1,549
2009	$1,462
2010	$1,375
2011	$ 434
2012	$ 74

Minimum Purchase Commitments

On June 1, 2004, we entered into an exclusive rights agreement to market and sell certain products which are the proprietary and confidential designs of one of the suppliers of our Tester Interface Product segment. The terms of this agreement included payment of a $150 nonrefundable fee which was expensed on a straight-line basis over the 24 month period beginning in June 2004, and certain minimum purchase requirements which are applicable to the forty-eight month period beginning April 1, 2006 and total $1,533. If we fail to satisfy the minimum purchase requirements, the supplier has the right to terminate our exclusive right to market and sell these products.

During 2006 and 2007, we did not meet the minimum purchase requirements and we do not expect to meet the minimum purchase requirements in the future. There is no financial liability for not meeting these purchase requirements, however, the supplier has the right to terminate our exclusive right to market and sell the products covered by the agreement. We are not currently using these products in any of the products we sell, although we are still exploring potential uses for them in new product designs. As of December 31, 2007, we have not been notified by the supplier of any intention to terminate the agreement. There are no amounts recorded on our balance sheet related to this agreement as of December 31, 2007.

(9)   GUARANTEES

Product Warranties

Warranty expense (recovery) for the years ended December 31, 2007, 2006 and 2005 was $(198), $378 and $549, respectively. During 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2007 and 2006:
	2007	2006
Balance - Beginning of period	$ 857	$ 935
Payments made under warranty	(272)	(456)
Accruals (reversals) for product warranty	(198)	378
Balance - End of period	$ 387	$ 857

U.K. Lease Guarantee

In connection with the closure of our U.K manufacturing operation, as more fully discussed in Note 10, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of December 31, 2007, there was approximately $330 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of December 31, 2007 we have not recorded any amounts in our financial statements related to this guarantee.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   RESTRUCTURING AND OTHER COSTS

U.K. Operation Closure

In March 2005, we announced our intention to close our U.K. operation, and we ceased manufacturing operations at this facility during the second quarter of 2005. During 2005, we accrued $234 for severance and related costs and $303 for lease termination costs. The $205 accrual remaining at December 31, 2005 related primarily to estimated lease termination costs. In November 2006, we entered into an agreement to sub-lease this facility. During the fourth quarter of 2006, we recorded an additional $23 of lease termination costs as a result of finalizing this sub-leasing arrangement as well as a $167 foreign currency translation adjustment related to final dissolution of this operation. As of December 31, 2007, there are no accruals remaining related to the closure of our U.K. operation as all aspects of the closure are now complete. However, as a part of the sub-lease agreement we have made certain guarantees as more fully described in Note 9. Our U.K. operation was included in our Manipulator and Docking Hardware Product segment.

California Workforce Reduction

In the quarter ended September 30, 2005 we accrued $35 for severance and related costs resulting from the termination of six employees at our facility in San Jose, California. This entire amount was paid out during the third quarter of 2005. Our facility in San Jose is the headquarters for our Tester Interface Product segment.

There were no restructuring and other costs for 2007. Our restructuring and other costs for 2006 and 2005 are summarized as follows:
	U.K. Operation Closure	California Workforce Reduction	Total
Balance - January 1, 2005	$ -	$ -	$ -
Accruals in 2005	537	35	572
Severance and other cash payments	(332)	(35)	(367)
Balance - December 31, 2005	$ 205	$ -	$ 205
Accruals in 2006	23	-	23
Cash payments related to lease obligations	(228)	-	(228)
Balance - December 31, 2006	$ -	$ -	$ -

(11)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of certain of our foreign subsidiaries which we consider to be permanently reinvested and, as a result, for which U.S. income taxes have not been provided was $616, $2,001 and $950 at December 31, 2007, 2006 and 2005, respectively.

Income (loss) before income taxes was as follows:

	Years Ended December 31,
	2007	2006	2005
Domestic	$(5,885)	$1,127	$(4,171)
Foreign	(576)	2,863	787
	$(6,461)	$3,990	$(3,384)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  INCOME TAXES (Continued)

Income tax expense was as follows:
	Years Ended December 31,
	2007	2006	2005
Current
Domestic -- Federal	$ (5)	$ -	$(229)
Domestic -- state	27	10	(9)
Foreign	256	1,109	474
	278	1,119	236
Deferred:
Domestic -- Federal	-	-	-
Domestic -- state	-	-	-
	-	-	-
Income tax expense	$ 278	$1,119	$236

During the second quarter of 2007, we repatriated $366 in foreign earnings for which no U.S. income taxes had previously been provided as we had considered these amounts to be permanently reinvested. There was no tax effect of this distribution as it was offset by our net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006:
	December 31,
	2007	2006
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$3,540	$2,453
Foreign tax credit carryforward	823	816
Depreciation of property and equipment	654	301
Inventories	361	340
Accrued vacation pay	190	201
Accrued warranty	67	194
Allowance for doubtful accounts	41	42
Other	5	15
	5,681	4,362
Valuation allowance	(5,112)	(4,086)
Deferred tax assets	569	276
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(560)	(253)
Accrued royalty income	(9)	(23)
Deferred tax liabilities	(569)	(276)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2007 and 2006 was $4,086 and $4,048, respectively. The net change in the valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $1,026 and $38, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)  INCOME TAXES (Continued)

the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2007.

An analysis of the effective tax rate for the years ended December 31, 2007, 2006 and 2005 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2007	2006	2005
Expected income tax (benefit) provision at U.S. statutory rate	$(2,197)	$1,357	$(1,151)
Increase (decrease) in tax from:
Nondeductible impairment of goodwill	969	-	-
Effects of NOL and tax credit carryforwards and changes in valuation allowance	1,166	(563)	965
Foreign income tax rate differences	77	134	207
Nondeductible expenses	127	48	61
Repatriation of international earnings	124	425	423
State tax expense (credit)	17	7	(6)
Federal credits	(5)	-	(229)
Extraterritorial income exclusion	-	(104)	(34)
Tax impact of liquidation of foreign subsidiary	-	(185)	-
Income tax expense	$ 278	$1,119	$ 236

As previously mentioned in Note 2, on January 1, 2007, we adopted FIN 48, which provides guidance for the recognition and measurement of certain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2007 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2007. We do not have an accrual for uncertain tax positions as of December 31, 2007.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2004 and thereafter are subject to examination by the relevant taxing authorities.

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

4.5%. During 2006, we advanced an additional $26 to this individual under this note receivable arrangement. At December 31, 2007 and 2006, the balance outstanding under this note receivable was $135 and $125, respectively. In addition, as of January 1, 2006, we have entered into a lease agreement for office space in a building which is owned by this individual. This office space is for our marketing and support personnel who are based in the U.K. The lease agreement is for a term of five years with rent payable at the rate of $23 per year.

(14)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2007, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock may be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders.

As previously mentioned in Note 2, "Recently Adopted Accounting Standards," on January 1, 2006, we adopted SFAS No. 123R. The adoption of SFAS No. 123R did not have a material impact on our results of operations, financial condition or cash flows as we had no unvested stock options outstanding as of December 31, 2005. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2007, total compensation expense to be recognized in future periods was $835. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.7 years. We have not granted any stock options during 2006 or 2007.

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

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:
2005
Net loss, as reported	$(3,620)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	277
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(564)
Pro forma net loss	$(3,907)
Net loss per share:
Basic - as reported	$(0.41)
Basic - pro forma	$(0.44)
Diluted - as reported	$(0.41)
Diluted - pro forma	$(0.44)

The fair value for stock-options granted in 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)
2005
Risk-free interest rate	3.89%
Dividend yield	0.00%
Expected common stock market price volatility factor	.99
Weighted average expected life of stock options	5 years

The per share weighted average fair value of stock-options granted in 2005 was $2.45.

On December 14, 2005, the Board of Directors approved the acceleration of the vesting of 42,200 outstanding options with exercise prices ranging from $2.99 to $6.75 per share. At the date of the acceleration of vesting, only 9,000 of these shares were in-the-money by $0.38 per share or a total of $3. These options had been issued to employees during 2001 and 2002 under the 1997 Stock Plan and would otherwise have vested during 2006 and 2007. No compensation expense was required to be recorded in our consolidated financial statements during 2005 related to this action. Upon adoption of SFAS No. 123R, on January 1, 2006, we would have recorded compensation expense of approximately $106 during 2006 and 2007 related to these options had we not accelerated their vesting. Of the total options for which we accelerated the vesting, 12,000 were held by two of our executive officers. None of the other accelerated options were held by our executive officers or directors. As a result of this action, as of December 31, 2005, all of our outstanding options were exercisable. The Board of Directors accelerated the vesting of these options due to their concern that future compensation expense to be recorded in our financial statements upon the vesting of these options would be significantly in excess of the monetary value that would be ultimately realized by the optionees upon exercise of the underlying stock options due to a number of factors, the most significant of which was the volatility of our common stock share price.

The following table summarizes the stock option activity for the three years ended December 31, 2007:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2005 (522,166 exercisable)	700,466	$3.82
Granted	10,000	3.25
Exercised	(30,091)	3.11
Canceled	(50,775)	4.26
Options outstanding, December 31, 2005 (629,600 exercisable)	629,600	3.87
Granted	-	-
Exercised	(50,500)	3.35
Canceled	(17,550)	4.01
Options outstanding, December 31, 2006 (561,550 exercisable)	561,550	3.91
Granted	-	-
Exercised	(5,000)	3.35
Canceled	(90,050)	5.97
Options outstanding, December 31, 2007 (466,500 exercisable)	466,500	3.52

The total intrinsic value of the options exercised during the 2007, 2006 and 2005 was $7, $122 and $26, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007. All options outstanding at December 31, 2007 are exercisable:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2007	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	346,500	4.87 years	$3.11	$ -
$3.61 - $4.25	85,000	2.56 years	$4.02	-
$5.66 - $6.75	35,000	4.36 years	$6.35	-
	466,500		$3.52	$ -
	F - 20

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $2.35 at December 31, 2007, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2007, 2006 and 2005, respectively, related to nonvested shares:
	Years Ended December 31,
	2007	2006	2005
Cost of revenues	$ 20	$ 18	$ 18
Selling expense	21	12	12
Engineering and product development expense	32	18	18
General and administrative expense	309	269	229
	$382	$317	$277

There was no compensation expense capitalized in 2007, 2006 or 2005.

The following table summarizes the activity related to nonvested shares for the three years ended December 31, 2007:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2005	230,000	$4.80
Granted	35,000	3.69
Vested	(56,250)	4.80
Forfeited	(5,000)	4.80
Nonvested shares outstanding, December 31, 2005	203,750	4.61
Granted	7,500	3.75
Vested	(70,000)	4.55
Forfeited	(7,500)	4.80
Nonvested shares outstanding, December 31, 2006	133,750	4.58
Granted	162,000	4.16
Vested	(58,750)	4.70
Forfeited	(11,250)	3.76
Nonvested shares outstanding, December 31, 2007	225,750	4.29

The total fair value of the shares which vested during the years ended December 31, 2007, 2006 and 2005 was $136, $348 and $204, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp. who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. During 2005 and the first half of 2006, our matching contributions were suspended. We began matching employee contributions again during the third quarter of 2006. Effective January 1, 2006, the plan was amended to reduce the vesting period for employer contributions from six years to four years. We contributed $301, $190 and $0 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. During 2005 and the first half of 2006, our matching contributions were suspended due to our cost containment efforts. We began matching employee contributions again during the third quarter of 2006. Temptronic contributed $91, $52 and $0 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $300, $278 and $300 were made during 2007, 2006 and 2005, respectively. Through December 31, 2007, we had made a total of $1,028 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(16)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Manipulator and Docking Hardware Products, Temperature Management Products and Tester Interface Products. The Manipulator and Docking Hardware Product segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). This product segment also included the operations of inTEST Ltd (U.K.) prior to its closure in June 2005. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management Product segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after sale service and support, which is paid for by its customers. The Tester Interface Product segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Temperature Management Product segment also sells into a variety of industries outside of the semiconductor industry including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2007	2006	2005
Net revenues from unaffiliated customers:
Manipulator and Docking Hardware	$22,070	$35,244	$28,838
Temperature Management	22,064	22,794	19,967
Tester Interface	6,673	7,328	6,778
Intersegment sales	(2,102)	(3,020)	(2,224)
	$48,705	$62,346	$53,359
Intersegment sales:
Manipulator and Docking Hardware	$ 8	$ 4	$ 1
Temperature Management	1,746	2,475	1,863
Tester Interface	348	541	360
	$2,102	$3,020	$2,224
Depreciation/amortization:
Manipulator and Docking Hardware	$ 633	$ 778	$1,020
Temperature Management	322	353	459
Tester Interface	354	350	394
	$1,309	$1,481	$1,873
Operating income (loss):
Manipulator and Docking Hardware	$(7,259)	$2,526	$ (316)
Temperature Management	1,600	1,964	450
Tester Interface	(1,136)	(971)	(3,251)
Corporate	(58)	1	(391)
	$(6,853)	$3,520	$(3,508)
Earnings (loss) before income taxes:
Manipulator and Docking Hardware	$(6,994)	$2,877	$ (226)
Temperature Management	1,856	2,146	503
Tester Interface	(1,265)	(1,034)	(3,270)
Corporate	(58)	1	(391)
	$(6,461)	$3,990	$(3,384)
Income tax expense (benefit):
Manipulator and Docking Hardware	$ 43	$ 985	$222
Temperature Management	235	134	52
Tester Interface	-	-	(38)
Corporate	-	-	-
	$278	$1,119	$236
Net earnings (loss):
Manipulator and Docking Hardware	$(7,037)	$1,892	$ (448)
Temperature Management	1,621	2,012	451
Tester Interface	(1,265)	(1,034)	(3,232)
Corporate	(58)	1	(391)
	$(6,739)	$2,871	$(3,620)
Capital expenditures:
Manipulator and Docking Hardware	$314	$233	$ 222
Temperature Management	244	304	175
Tester Interface	124	272	1,051
	$682	$809	$1,448

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  SEGMENT INFORMATION (Continued)
	December 31,
Identifiable assets:	2007	2006
Manipulator and Docking Hardware	$12,948	$20,324
Temperature Management	11,479	11,692
Tester Interface	3,296	3,743
	$27,723	$35,759

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2007	2006	2005
U.S.	$36,377	$42,559	$36,894
Europe	6,637	5,742	6,050
Asia-Pacific	5,691	14,045	10,415
	$48,705	$62,346	$53,359
	December 31,
Long-lived assets:	2007	2006
U.S.	$1,761	$2,983
Europe	367	315
Asia-Pacific	70	30
	$2,198	$3,328

(17)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2007. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/07	6/30/07	9/30/07	12/31/07(1)	Total
Net revenues	$12,118	$12,062	$13,114	$11,411	$48,705
Gross margin	4,419	4,612	5,133	4,617	18,781
Loss before income taxes	(1,188)	(1,000)	(174)	(4,099)	(6,461)
Income tax expense	33	86	78	81	278
Net loss	(1,221)	(1,086)	(252)	(4,180)	(6,739)

Net loss per common share - basic	$(0.13)	$(0.12)	$(0.03)	$(0.45)	$(0.73)
Weighted average common shares outstanding - basic	9,178,727	9,194,086	9,216,443	9,268,167	9,214,607

Net loss per common share - diluted	$(0.13)	$(0.12)	$(0.03)	$(0.45)	$(0.73)
Weighted average common shares outstanding - diluted	9,178,727	9,194,086	9,216,443	9,268,167	9,214,607

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/06	6/30/06	9/30/06	12/31/06(2)	Total
Net revenues	$13,732	$18,889	$16,566	$13,159	$62,346
Gross margin	5,848	8,397	6,923	5,226	26,394
Earnings before income taxes	385	2,430	1,017	158	3,990
Income tax expense	45	488	509	77	1,119
Net earnings	340	1,942	508	81	2,871

Net earnings per common share - basic	$0.04	$0.22	$0.06	$0.01	$0.32
Weighted average common shares outstanding - basic	8,991,483	9,014,751	9,053,603	9,125,336	9,046,680

Net earnings per common share - diluted	$0.04	$0.21	$0.06	$0.01	$0.31
Weighted average common shares outstanding - diluted	9,067,697	9,123,570	9,264,809	9,292,525	9,187,979
Footnotes
(1)	The quarter ended December 31, 2007 included a $2,848 charge for goodwill impairment and a $535 charge for impairment of long-lived assets.
(2)	The quarter ended December 31, 2006 included $23 of restructuring charges and a $167 foreign currency translation adjustment related to the final dissolution of our U.K. operation.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2005
Allowance for doubtful accounts	159	55	(15)	199
Warranty reserve	1,216	549	(830)	935

Year Ended December 31, 2006
Allowance for doubtful accounts	199	(16)	(50)	133
Warranty reserve	935	378	(456)	857

Year Ended December 31, 2007
Allowance for doubtful accounts	133	(20)	(4)	109
Warranty reserve	857	(198)	(272)	387