Form 10-Q
period 2008-03-31
INTEST CORP
filed 2008-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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
YES  X      NO ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ___                                                                                Accelerated filer  ___
Non-accelerated filer   ___ (Do not check if a smaller reporting company)                        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2008:

9,527,206

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	1
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	2
	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2008 and 2007	3
	Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2008	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20-21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Securities Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		22
Index to Exhibits		23

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Mar. 31,   Dec. 31,
                                                                       2008       2007
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $11,982    $12,215
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $109 and $109, respectively                   6,584      6,034
  Inventories                                                          5,719      5,097
  Prepaid expenses and other current assets                              854      1,118
     Total current assets                                             25,139     24,464

Property and equipment:
  Machinery and equipment                                              6,280      6,094
  Leasehold improvements                                               1,832      1,832
                                                                       8,112      7,926
  Less: accumulated depreciation                                      (6,009)    (5,728)
     Net property and equipment                                        2,103      2,198

Other assets                                                             849        788
Intangible assets, net                                                   280        273
     Total assets                                                    $28,371    $27,723
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,180    $ 1,923
  Accrued wages and benefits                                           1,901      1,800
  Accrued warranty                                                       389        387
  Accrued sales commissions                                              311        398
  Other accrued expenses                                                 994        960
  Domestic and foreign income taxes payable                              221        222
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         7,121      5,815
Capital lease obligations, net of current portion                          7          8
Deferred rent, net of current portion                                    363        393
     Total liabilities                                                 7,491      6,216

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,666,505 and 9,666,505 shares issued, respectively                  97         97
  Additional paid-in capital                                          24,868     24,757
  Accumulated deficit                                                 (5,151)    (3,825)
  Accumulated other comprehensive earnings                             1,927      1,339
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                       20,880     21,507
     Total liabilities and stockholders' equity                      $28,371    $27,723
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2008      2007
                                                                    --------  --------

Net revenues                                                         $11,304   $12,118
Cost of revenues                                                       6,851     7,721
                                                                     -------   -------
Gross margin                                                           4,453     4,397
                                                                     -------   -------

Operating expenses:
  Selling expense                                                      2,094     2,171
  Engineering and product development expense                          1,410     1,404
  General and administrative expense                                   2,248     2,131
                                                                     -------   -------
Total operating expenses                                               5,752     5,706
                                                                     -------   -------
Operating loss                                                        (1,299)   (1,309)
                                                                     -------   -------
Other income (expense):
Interest income                                                          109       113
Other                                                                    (74)        8
                                                                     -------   -------
Total other income                                                        35       121
                                                                     -------   -------
Loss before income taxes                                              (1,264)   (1,188)
Income tax expense                                                        62        33
                                                                     -------   -------

Net loss                                                             $(1,326)  $(1,221)
                                                                     =======   =======

Net loss per common share - basic                                     $(0.14)   $(0.13)

Net loss per common share - diluted                                   $(0.14)   $(0.13)

Weighted average common shares outstanding - basic                 9,307,670 9,178,727

Weighted average common and common share
 equivalents outstanding - diluted                                 9,307,670 9,178,727

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2008       2007
                                                                --------   -------
Net loss                                                        $(1,326)   $(1,221)

Foreign currency translation adjustments                            588         87
                                                                -------    -------

Comprehensive loss                                              $  (738)   $(1,134)
                                                                =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                              Retained    Accumulated           Total
                                  Common Stock   Additional   Earnings      Other               Stock-
                                ----------------   Paid-In  (Accumulated Comprehensive Treasury holders'
                                  Shares  Amount   Capital    Deficit)      Income      Stock   Equity
                                --------- ------ ---------- ------------ ------------- -------- -------

Balance, December 31, 2007      9,666,505  $  97   $24,757    $(3,825)      $1,339      $(861)  $21,507

Net loss                                -      -         -     (1,326)           -          -    (1,326)

Other comprehensive earnings            -      -         -          -          588          -       588

Amortization of deferred
compensation related
to restricted stock                     -      -       111          -            -          -       111
                                ---------  -----   -------    -------       ------      -----   -------

Balance, March 31, 2008         9,666,505  $  97   $24,868    $(5,151)      $1,927      $(861)  $20,880
                                =========  =====   =======    =======       ======      =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                         2008       2007
CASH FLOWS FROM OPERATING ACTIVITIES                                   -------    -------
Net loss                                                               $(1,326)   $(1,221)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization                                              239        360
Foreign exchange (gain) loss                                               102         (9)
Amortization of deferred compensation related to restricted stock          111         75
Profit sharing expense funded through the issuance of treasury stock         -         66
Loss on disposal of fixed assets                                             -          9
Proceeds from sale of demonstration equipment, net of gain                   7          -
Changes in assets and liabilities:
Trade accounts and notes receivable                                       (533)     1,460
Inventories                                                               (534)      (544)
Prepaid expenses and other current assets                                  325          9
Other assets                                                                 5        (22)
Accounts payable                                                         1,225        (31)
Accrued wages and benefits                                                  39        (23)
Accrued warranty                                                            (2)      (119)
Accrued sales commissions                                                  (93)       (38)
Other accrued expenses                                                      26          -
Domestic and foreign income taxes payable                                  (13)      (587)
Deferred rent                                                              (30)       (30)
                                                                       -------    -------
Net cash used in operating activities                                     (452)      (645)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                        (100)      (130)
                                                                       -------    -------
Net cash used in investing activities                                     (100)      (130)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations                                     (1)        (2)
                                                                       -------    -------
Net cash used in financing activities                                       (1)        (2)
                                                                       -------    -------
Effects of exchange rates on cash                                          320         37
                                                                       -------    -------
Net cash used in all activities                                           (233)      (740)
Cash and cash equivalents at beginning of period                        12,215     13,174
                                                                       -------    -------
Cash and cash equivalents at end of period                             $11,982    $12,434
                                                                       =======    =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $     -     $  314
                                                                       =======     ======
Forfeiture of non-vested shares of restricted stock                    $     -     $  (42)
                                                                       =======     ======
Cash (refund) payments for:
Domestic and foreign income taxes                                      $  (165)    $  601
Interest                                                               $     -     $    -

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including long-lived assets, inventory, deferred income tax valuation allowances and product warranty reserves, are particularly affected by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007 (our "2007 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation. In particular, prior to the first quarter of 2008, certain facility costs of our Singaporean operation were included under general and administrative expense and selling expense. Effective January 1, 2008, we include these facility costs under cost of revenues, to be consistent with the treatment of similar expenses for other manufacturing operations we own. Prior periods have been reclassified accordingly.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $189 and $173 for the three months ended March 31, 2008 and 2007, respectively.

Finite-lived Intangible Asset

As of March 31, 2008 and December 31, 2007, we had a finite-lived intangible asset which totaled $280 and $273, net of accumulated amortization of $342 and $302, respectively. This finite-lived intangible asset consists of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002 and is being amortized using the straight-line method over an estimated useful life of ten years. As of March 31, 2008, the remaining estimated useful life of this asset was approximately five years. This finite-lived intangible asset is allocated to the Manipulator and Docking Hardware reporting unit. The following table sets forth changes in the amount of the carrying value of this finite-lived intangible asset for the three months ended March 31, 2008:
Balance - Beginning of period	$273
Amortization	(15)
Impact of foreign currency translation	22
Balance - End of period	$280

Estimated annual amortization expense for each of the next five years is $60.

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

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of Statement of Financial Accounting Standards ("SFAS") No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets.

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

For the quarter ended March 31, 2008, we recorded income tax expense of $62 compared to income tax expense of $33 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first quarter of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

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
	Three Months Ended March 31,
	2008	2007
Weighted average common shares outstanding -- basic	9,307,670	9,178,727
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-
Weighted average common shares outstanding -- diluted	9,307,670	9,178,727

Average number of potentially dilutive securities excluded from calculation	684,526	713,073
Weighted average exercise price of excluded securities	$3.77	$4.03

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

However, this exclusion does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP FAS 157-2, Effective Date for FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 for assets and liabilities not subject to the deferral. The adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements. See Note 3 of the Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. SFAS No. 159 requires that unrealized gains and losses are reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on our consolidated financial statements as we did not elect to measure any eligible items at fair value that were not already required to be measured at fair value.

New Accounting Standards

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008 and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

(3) FAIR VALUE

As discussed in Note 2, on January 1, 2008 we adopted SFAS No. 157 for our financial assets and financial liabilities, which consisted of cash and cash equivalents and a note receivable as of March 31, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and nonfinancial liabilities: Property and Equipment and Intangible Assets. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. SFAS No. 157 also establishes a three-tiered fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs within the fair value hierarchy are as follows:
    Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
    Level 2 inputs are quoted prices for identical or similar assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.
    Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. This includes inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk) developed based on the best information available in the circumstances.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) FAIR VALUE (Continued)

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis as of March 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,982	$ -	$ -	$11,982
Note receivable	-	-	137	137
Total assets measured at fair value at March 31, 2008	$11,982	$ -	$137	$12,119

Our financial assets and financial liabilities which are measured and recorded at fair value using level 3 inputs consist of a note receivable. This note receivable is included in Other Assets on our consolidated balance sheet and is more fully discussed in Note 13 to our consolidated financial statements in our 2007 Form 10-K. Interest accrued on this note receivable is included in Interest Income on our Statement of Operations. This note receivable is denominated in British Pounds Sterling. Any foreign currency transaction gains or losses recorded related to this note receivable are recorded in Other Income (Expense) on our Statement of Operations. A reconciliation of the beginning and ending balance of this note receivable is presented below:
Balance - January 1, 2008	$135
Interest accrued	2
Balance - March 31, 2008	$137

(4)  MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 25% and 17% of our consolidated net revenues for the three months ended March 31, 2008 and 2007, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Manipulator and Docking Hardware product segment. Teradyne, Inc. accounted for 13% of our consolidated net revenues for the three months ended March 31, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Tester Interface and Manipulator and Docking Hardware product segments. During the three months ended March 31, 2008 and 2007, no other customer accounted for 10% or more of our consolidated net revenues.

(5)  INVENTORIES

Inventories held at March 31, 2008 and December 31, 2007 were comprised of the following:
	Mar. 31, 2008	Dec. 31, 2007
Raw materials	$3,973	$3,903
Work in process	818	343
Inventory consigned to others	299	251
Finished goods	629	600
	$5,719	$5,097

(6)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $30 for the three months ended March 31 during both 2008 and 2007.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT (Continued)

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

(7)  GUARANTEES

Product Warranties

Warranty expense (recovery) for the three months ended March 31, 2008 and 2007 was $34 and $(47), respectively. During the three months ended March 31, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2008:
Balance - Beginning of period	$387
Payments made under product warranty	(32)
Accruals for product warranty	34
Balance - End of period	$389

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2007 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of March 31, 2008, there was approximately $300 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of March 31, 2008 we have not recorded any amounts in our financial statements related to this guarantee.

(8)  STOCK-BASED COMPENSATION

As of March 31, 2008, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to our consolidated financial statements in our 2007 Form 10-K.

As of March 31, 2008, total compensation expense to be recognized in future periods was $724. The weighted average period over which this expense is expected to be recognized is 2.4 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2008 and 2007, respectively, related to nonvested shares:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)  STOCK-BASED COMPENSATION (Continued)
	Three Months Ended March 31,
	2008	2007
Cost of revenues	$ 6	$ 5
Selling expense	8	3
Engineering and product development expense	12	5
General and administrative expense	85	62
	$111	$75

There was no compensation expense capitalized in the three months ended March 31, 2008 or 2007.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2008:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2008	225,750	$4.29
Granted	-	-
Vested	(21,750)	4.10
Forfeited	-	-
Nonvested shares outstanding, March 31, 2008	204,000	$4.31

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2008:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008 (466,500 exercisable)	466,500	$ 3.52
Granted	-	-
Exercised	-	-
Forfeited/Expired	(2,500)	3.20
Options outstanding, March 31, 2008 (464,000 exercisable)	464,000	3.52

(9)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2007 Form 10-K.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $75 were made during the three month periods ended March 31, 2008 and 2007, respectively. Through

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  EMPLOYEE BENEFIT PLANS

March 31, 2008, we had made a total of $1,103 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(10)  SEGMENT INFORMATION

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
	Three Months Ended March 31,
	2008	2007
Net revenues from unaffiliated customers:
Manipulator/Docking Hardware	$ 5,026	$ 5,957
Temperature Management	4,712	5,539
Tester Interface	1,947	1,333
Intersegment sales	(381)	(711)
	$11,304	$12,118

Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 4
Temperature Management	333	575
Tester Interface	48	132
	$381	$ 711

Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(1,201)	$(1,046)
Temperature Management	145	517
Tester Interface	(97)	(596)
Corporate	(111)	(63)
	$(1,264)	$(1,188)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)  SEGMENT INFORMATION (Continued)
	Three Months Ended March 31,
	2008	2007
Net earnings (loss):
Manipulator/Docking Hardware	$(1,264)	$(1,036)
Temperature Management	146	474
Tester Interface	(97)	(596)
Corporate	(111)	(63)
	$(1,326)	$(1,221)

	Mar. 31, 2008	Dec. 31, 2007
Identifiable assets:
Manipulator/Docking Hardware	$12,555	$12,948
Temperature Management	12,202	11,479
Tester Interface	3,614	3,296
	$28,371	$27,723

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2008	2007
Net revenues from unaffiliated customers:
U.S.	$ 8,030	$ 8,950
Europe	1,624	1,307
Asia-Pacific	1,650	1,861
	$11,304	$12,118

	Mar. 31, 2008	Dec. 31, 2007
Long-lived assets:
U.S.	$1,649	$1,761
Europe	380	367
Asia-Pacific	74	70
	$2,103	$2,198

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As discussed more fully in our 2007 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict and in recent years have become more volatile and shorter in duration. Because the industry cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of emerging changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our manipulator, docking hardware and tester interface products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by recent shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, but it is difficult to quantify the impact of these practices from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident but there can be no assurance that such actions will be fully or timely effective to counter shifts in market practices.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2008	2007	2007
Manipulator/Docking Hardware	$ 5,026	$ 5,957	$ 4,883
Temperature Management	4,712	5,539	4,963
Tester Interface	1,947	1,333	1,870
Intersegment sales	(381)	(711)	(305)
	$11,304	$12,118	$11,411
Intersegment sales
Manipulator/Docking Hardware	$ -	$ 4	$ -
Temperature Management	333	575	248
Tester Interface	48	132	57
	$ 381	$ 711	$305
Net revenues from unaffiliated customers (net of intersegment sales)
Manipulator/Docking Hardware	$ 5,026	$ 5,953	$ 4,883
Temperature Management	4,379	4,964	4,715
Tester Interface	1,899	1,201	1,813
	$11,304	$12,118	$11,411
Net revenues from unaffiliated customers
U.S.	$ 8,030	$ 8,950	$ 8,285
Europe	1,624	1,307	2,023
Asia-Pacific	1,650	1,861	1,103
	$11,304	$12,118	$11,411

Our consolidated net revenues for the quarter ended March 31, 2008 decreased $814,000 or 7% as compared to the same period in 2007. During the first quarter of 2008, we continued to experience reduced levels of demand in both our Manipulator and Docking Hardware and Temperature Management product segments where our net revenues (net of intersegment sales) declined $927,000 or 16% and $585,000 or 12%, respectively, as compared to the first quarter of 2007. We believe these declines reflect many of the factors discussed in the Overview. In contrast, the net revenues (net of intersegment sales) of our Tester Interface product segment increased $698,000 or 58% for the first quarter of 2008 as compared to the same period in 2007. We believe this increase reflects both the significant extent to which the reduced demand had impacted this segment during the first quarter of 2007 as well as the fact that certain new product initiatives that we have been developing over the last several quarters in this segment are beginning to produce orders and shipments.

Total orders for the quarter ended March 31, 2008 were $12.5 million compared to $10.5 million for the quarter ended December 31, 2007 and $12.6 million for the quarter ended March 31, 2007. The increase in our orders for the first quarter of 2008 as compared to the fourth quarter of 2007 was made up of a $1.3 million, or 71%, increase in orders for our Tester Interface product segment, a $1.5 million, or 39%, increase in orders of our Manipulator and Docking Hardware product segment, and a $784,000, or 16%, decline in the orders of our Temperature Management product segment. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At March 31, 2008, our backlog of unfilled orders for all products was approximately $5.4 million compared with approximately $4.2 million at December 31, 2007 and $5.3 million at March 31, 2007. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2008. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Restructuring Initiatives

In response to the cyclical nature of the ATE market in which we operate, we have taken various actions to restructure our operations in recent years. The goal of these actions was to significantly reduce our fixed operating costs and position ourselves to more effectively meet the needs and expectations of the cyclical ATE market. In the past, these restructuring actions have included workforce reductions and facility closures which allowed us to eliminate excess manufacturing capacity at certain of our locations. Additional information regarding the various restructuring plans implemented in recent years, including the costs incurred, is set forth in Note 10 to the consolidated financial statements in our 2007 Form 10-K.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Temperature Management product segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2008 and 2007, our OEM sales as a percentage of net revenues were 20% and 24%, respectively.

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2007 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2007 Form 10-K.

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
	Percentage of Net Revenues
	Quarters Ended March 31,
	2008	2007
Net revenues	100.0%	100.0%
Cost of revenues	60.6	63.7
Gross margin	39.4	36.3
Selling expense	18.5	17.9
Engineering and product development expense	12.5	11.6
General and administrative expense	19.9	17.6
Operating income (loss)	(11.5)	(10.8)
Other income	0.3	1.0
Earnings (loss) before income taxes	(11.2)	(9.8)
Income tax expense	0.5	0.3
Net earnings (loss)	(11.7)%	(10.1)%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Net Revenues. Net revenues were $11.3 million for the quarter ended March 31, 2008 compared to $12.1 million for the same period in 2007, a decrease of $814,000 or 7%. The percentage decrease in the net revenues (net of intersegment sales) of our Manipulator and Docking Hardware and Temperature Management product segments were 16% and 12%, respectively, while the net revenues (net of intersegment sales) of our Tester Interface product segment increased 58% for the first quarter of 2008 as compared to the same period in 2007. The decrease in the net revenues of our Manipulator and Docking Hardware and Temperature Management product segments reflects lower levels of demand experienced in the first quarter of 2008 as compared to the same period in 2007 by these groups which we believe is the result of the factors previously discussed in the Overview. Our Tester Interface product segment has also experienced reduced levels of demand in previous periods as a result of these same factors. We believe the increase in the net revenues of our Tester Interface product segment in the first quarter of 2008 as compared to the same period in 2007 reflects both the significant extent to which the reduced demand had impacted this segment during the first quarter of 2007 as well as increased demand during the first quarter of 2008 for certain products recently developed by this segment, as previously discussed.

During the first quarter of 2008, our net revenues from customers in the U.S. and Asia decreased 10% and 11%, respectively, while our net revenues from customers in Europe increased 24% over the comparable period in 2007. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Asia would have been 20% and the increase from customers in Europe would have been 8%. The higher percentage decrease for our customers in Asia primarily reflects the decline in sales of certain third-party products by our Japanese subsidiary. In early 2007, we were notified that the contract under which we sold these products would be ending, and, after the second quarter of 2007, we had no additional sales of these products. The increase for our European customers primarily reflects higher net revenues for our operation in southern Germany which is a part of our Manipulator and Docking Hardware product segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin. Gross margin was 39% for the first quarter of 2008 compared to 36% for the same period in 2007. The increase in gross margin is primarily the result of a reduction in component material costs as a percentage of net revenues, reflecting changes in product and customer mix. To a lesser extent, the increase in gross margin is a result of a $328,000 decline in our fixed operating costs during the first quarter of 2008 as compared to the first quarter of 2007. The decline in our fixed operating costs was primarily a result of lower depreciation expense, reflecting a lower asset base, combined with a reduction in salary and benefits expense, reflecting headcount reductions that occurred in mid-2007. These headcount reductions were primarily driven by the reduced levels of demand we have been experiencing for our products.

Selling Expense. Selling expense was $2.1 million for the first quarter of 2008 compared to $2.2 million for the same period in 2007, a decrease of $77,000 or 4%. A reduction in travel costs and lower levels of commissions were partially offset by increased warranty charges. The reduction in travel costs reflects fewer trips, particularly to trade shows in Asia, in the first quarter of 2008 as compared to the first quarter of 2007. The lower level of commissions reflects the lower net revenues experienced in the first quarter of 2008 as compared to the first quarter of 2007. The increase in warranty charges primarily reflects that, during the first quarter of 2007, we recorded a recovery of previously expensed warranty charges as a result of favorable claims experience. There was no similar recovery recorded during the first quarter of 2008.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.4 million for both the first quarter of 2008 and the same period in 2007. There were no significant changes in any of the components of engineering and product development expense during the first quarter of 2008 as compared to the same period in 2007.

General and Administrative Expense. General and administrative expense was $2.2 million for the first quarter of 2008 compared to $2.1 million for the same period in 2007, an increase of $117,000 or 6%. This increase was primarily a result of higher professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters.

Other Income. Other income was $35,000 for the first quarter of 2008 compared to $121,000 for the comparable period in 2007, a decrease of $86,000. The decrease primarily represents an increase in foreign currency losses.

Income Tax Expense. For the quarter ended March 31, 2008, we recorded income tax expense of $62,000 compared to income tax expense of $33,000 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first quarter of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2008 was $452,000 compared to $645,000 for the same period in 2007. Accounts payable increased $1.2 million for the first three months of 2008, primarily reflecting increased inventory purchases late in the quarter related to increased order levels at certain of our operations. To a lesser extent, the timing of payments to vendors also impacted the level of accounts payable at March 31, 2008. As a result of the aforementioned increase in inventory purchases, total inventory increased $534,000 as of March 31, 2008 as compared to December 31, 2007. During the three months ended March 31, 2008, accounts receivable increased $533,000 primarily reflecting the timing of our net revenues during the quarter. For several of our operations, net revenues in the first quarter of 2008 were more heavily weighted toward the end of the quarter. Prepaid expenses and other current assets declined $325,000 from December 31, 2007 to March 31, 2008, primarily as a result of our Japanese operation receiving a refund of an estimated tax payment made in 2007.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Purchases of property and equipment were $100,000 for the three months ended March 31, 2008. These purchases primarily consisted of demonstration equipment for our facilities in Sharon, Massachusetts and San Jose, California. We have no significant commitments for capital expenditures for the balance of 2008, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the three months ended March 31, 2008 was $1,000, which represents payments made under capital lease obligations.

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

As of March 31, 2008, we had cash and cash equivalents of $12.0 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. Should the current downturn be prolonged, or should we utilize significant amounts of cash to implement our acquisition strategy, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2008, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2007 Form 10-K.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4T.  CONTROLS AND PROCEDURES

CEO and CFO Certifications. Included with this Quarterly Report as Exhibits 31.1 and 31.2 are two certifications, one by each of our Chief Executive Officer and our Chief Financial Officer (the "Section 302 Certifications"). This Item 4T contains information concerning the evaluations of our disclosure controls and procedures that are referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics addressed therein.

Evaluation of Our Disclosure Controls and Procedures. The SEC requires that as of the end of the quarter covered by this Report, our CEO and CFO must evaluate the effectiveness of the design and operation of our disclosure controls and procedures and report on the effectiveness of the design and operation of our disclosure controls and procedures.

inTEST CORPORATION

Item 4T.  CONTROLS AND PROCEDURES (Continued)

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors as disclosed in that report.

inTEST CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index to Exhibits immediately following the signature page, which Index to Exhibits is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
inTEST Corporation
Date:	May 14, 2008	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2008	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

Index to Exhibits

3.1*  Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457,
         and incorporated herein by reference.

3.2*  By-Laws: Previously filed by the Company as an Exhibit to the Company's
         Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007 and incorporated herein by reference.

10.1* Compensatory Arrangements of Certain Officers: Previously filed as Exhibit 5.02 of the Company's Form 8-K filed on March 10, 2008 and incorporated herein by reference. (CP)

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

* Indicates document previously filed.

(CP) Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers         participate.