Form 10-Q
period 2008-06-30
INTEST CORP
filed 2008-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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
YES  X      NO ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ___                                                                                Accelerated filer  ___
Non-accelerated filer   ___ (Do not check if a smaller reporting company)                        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2008:

9,527,206

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007	2
	Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2008 and 2007	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2008	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6 - 15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22 - 23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23 - 24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Securities Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25
Index to Exhibits		25

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                       2008       2007
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $11,383    $12,215
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $87 and $109, respectively                    6,482      6,034
  Inventories                                                          5,253      5,097
  Prepaid expenses and other current assets                              606      1,118
     Total current assets                                             23,724     24,464

Property and equipment:
  Machinery and equipment                                              6,156      6,094
  Leasehold improvements                                               1,832      1,832
                                                                       7,988      7,926
  Less: accumulated depreciation                                      (5,983)    (5,728)
     Net property and equipment                                        2,005      2,198

Other assets                                                             813        788
Intangible assets, net                                                   264        273
     Total assets                                                    $26,806    $27,723
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,657    $ 1,923
  Accrued wages and benefits                                           1,814      1,800
  Accrued warranty                                                       364        387
  Accrued sales commissions                                              487        398
  Accrued restructuring and other charges                                200          -
  Other accrued expenses                                               1,090        960
  Domestic and foreign income taxes payable                              209        222
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         6,946      5,815
Capital lease obligations, net of current portion                          5          8
Deferred rent, net of current portion                                    334        393
     Total liabilities                                                 7,285      6,216

Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,666,505 and 9,666,505 shares issued, respectively                  97         97
  Additional paid-in capital                                          24,979     24,757
  Accumulated deficit                                                 (6,508)    (3,825)
  Accumulated other comprehensive earnings                             1,814      1,339
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                       19,521     21,507
     Total liabilities and stockholders' equity                      $26,806    $27,723
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2008       2007       2008       2007
                                               -------    -------    -------    -------
Net revenues                                   $11,497    $12,062    $22,801    $24,180
Cost of revenues                                 6,974      7,471     13,825     15,192
                                               -------    -------    -------    -------
      Gross margin                               4,523      4,591      8,976      8,988
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               2,223      2,279      4,317      4,450
   Engineering and product development
     expense                                     1,417      1,394      2,827      2,798
   General and administrative expense            2,040      2,044      4,288      4,175
   Restructuring and other charges                 200          -        200          -
                                               -------    -------    -------    -------
      Total operating expenses                   5,880      5,717     11,632     11,423
                                               -------    -------    -------    -------
Operating loss                                  (1,357)    (1,126)    (2,656)    (2,435)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  47        104        156        217
   Interest expense                                  -         (1)         -         (1)
   Other                                             -         23        (74)        31
                                               -------    -------    -------    -------
      Total other income                            47        126         82        247
                                               -------    -------    -------    -------
Loss before income tax expense                  (1,310)    (1,000)    (2,574)    (2,188)
Income tax expense                                  47         86        109        119
                                               -------    -------    -------    -------
      Net loss                                 $(1,357)   $(1,086)   $(2,683)   $(2,307)
                                               =======    =======    =======    =======

Net loss per common share - basic               $(0.15)    $(0.12)    $(0.29)    $(0.25)

Weighted average common shares
 outstanding-basic                           9,323,975  9,194,086  9,315,823  9,186,449

Net loss per common share - diluted             $(0.15)    $(0.12)    $(0.29)    $(0.25)

Weighted average common and common
 share equivalents outstanding-diluted       9,323,975  9,194,086  9,315,823  9,186,449

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2008      2007      2008      2007
                                           -------   -------   -------   -------

Net loss                                   $(1,357)  $(1,086)  $(2,683)  $(2,307)

Foreign currency translation adjustments      (113)      (74)      475        13
                                           -------   -------   -------   -------

Comprehensive loss                        $(1,470)  $(1,160)  $(2,208)  $(2,294)
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                                ---------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                                --------- ------ -------- ----------- ------------- -------- -------------

Balance, December 31, 2007      9,666,505  $  97  $24,757   $(3,825)     $1,339      $(861)     $21,507

Net loss                                -      -        -    (2,683)          -          -       (2,683)

Other comprehensive earnings            -      -        -         -         475          -          475

Amortization of deferred
  compensation related to
  restricted stock                      -      -      222         -           -          -          222
                                ---------  -----  -------   -------      ------      -----      -------

Balance, June 30, 2008          9,666,505  $  97  $24,979   $(6,508)     $1,814      $(861)     $19,521
                                =========  =====  =======   =======      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2008       2007
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(2,683)   $(2,307)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                          488        702
    Foreign exchange (gain) loss                                           162         (7)
    Amortization of deferred compensation related to restricted stock      222        166
    Profit sharing expense funded through the issuance of treasury stock     -        141
    Loss on disposal of fixed assets                                         -          4
    Proceeds from sale of demonstration equipment, net of gain               7         13
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                 (513)     1,025
      Inventories                                                          (70)      (470)
      Prepaid expenses and other current assets                            554        252
      Other assets                                                           9        (22)
      Accounts payable                                                     713       (706)
      Accrued wages and benefits                                           (21)      (127)
      Accrued warranty                                                     (27)      (222)
      Accrued sales commissions                                             82        (24)
      Accrued restructuring and other charges                              200          -
      Other accrued expenses                                               123         20
      Domestic and foreign income taxes payable                            (24)      (690)
      Deferred rent                                                        (59)       (59)
                                                                       -------    -------
Net cash used in operating activities                                     (837)    (2,311)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (241)      (256)
                                                                       -------    -------
Net cash used in investing activities                                     (241)      (256)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (3)        (4)
                                                                       -------    -------
Net cash used in financing activities                                       (3)        (4)
                                                                       -------    -------
Effects of exchange rates on cash                                          249        (36)
                                                                       -------    -------
Net cash used in all activities                                           (832)    (2,607)
Cash and cash equivalents at beginning of period                        12,215     13,174
                                                                       -------    -------
Cash and cash equivalents at end of period                             $11,383    $10,567
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $     -    $   314
                                                                       =======    =======
Forfeitures of non-vested shares of restricted stock                   $     -    $   (42)
                                                                       =======    =======

Cash (refunds) payments for:
  Domestic and foreign income taxes                                    $   (89)   $   763
  Interest                                                                   -          1

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

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation. In particular, prior to the first quarter of 2008, certain facility costs of our Singaporean operation were included under general and administrative expense and selling expense. Effective January 1, 2008, we include these facility costs under cost of revenues to be consistent with the treatment of similar expenses for other manufacturing operations we own. Prior periods have been reclassified accordingly.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $384 and $386 for the six months ended June 30, 2008 and 2007, respectively.

Finite-lived Intangible Asset

As of June 30, 2008 and December 31, 2007, we had a finite-lived intangible asset which totaled $264 and $273, net of accumulated amortization of $357 and $302, respectively. This finite-lived intangible asset consists of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002 and is being amortized using the straight-line method over an estimated useful life of ten years. As of June 30, 2008, the remaining estimated useful life of this asset was approximately five years. This finite-lived intangible asset is allocated to the Manipulator and Docking Hardware reporting unit. The following table sets forth changes in the amount of the carrying value of this finite-lived intangible asset for the six months ended June 30, 2008:
Balance - Beginning of period	$273
Amortization	(30)
Impact of foreign currency translation	21
Balance - End of period	$264

Estimated annual amortization expense for each of the next five years is $60.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Sales of our products are made through our sales employees, third-party sales representatives and distributors. There are no differences in revenue recognition policies based on the sales channel. We do not provide our customers with rights of return or exchanges. Revenue is generally recognized upon product shipment. Our sales agreements do not typically contain any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer. To the extent that any sales agreements contain customer-specific acceptance criteria, revenue recognition is deferred until customer acceptance.

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

For the six months ended June 30, 2008, we recorded income tax expense of $109 compared to income tax expense of $119 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first half of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of certain of our foreign operations where we do not have a history of operating losses and, therefore, do not have net operating loss carryforwards to offset income tax expense on those earnings.

Net Loss Per Common Share

Net loss per common share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - basic	9,323,975	9,194,086	9,315,823	9,186,449
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-	-	-
Weighted average common shares outstanding - diluted	9,323,975	9,194,086	9,315,823	9,186,449

Average number of potentially dilutive securities excluded from calculation	667,219	755,090	675,873	734,081
Weighted average exercise price of excluded securities	$3.76	$4.01	$3.77	$4.02

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

This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP FAS 157-2, Effective Date for FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 for assets and liabilities not subject to the deferral. The adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements. See Note 3 of the Notes to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value using an instrument-by-instrument election. SFAS No. 159 requires that unrealized gains and losses be reported in earnings for items measured using the fair value option and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS No. 159 on January 1, 2008. The adoption of SFAS No. 159 did not have any impact on our consolidated financial statements as we did not elect to measure any eligible items at fair value that were not already required to be measured at fair value.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(revised), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We will adopt SFAS 141(R) beginning in the first quarter of fiscal 2009. SFAS 141(R) will change our accounting for business combinations on a prospective basis.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.

(3) FAIR VALUE

As discussed in Note 2, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities, which consisted of cash and cash equivalents and a note receivable as of June 30, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and nonfinancial liabilities: Property and Equipment and Intangible Assets. SFAS No. 157 defines fair value as the price that would be received from selling an

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) FAIR VALUE (Continued)

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
    Level 2 inputs are quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
    Level 3 inputs are prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. This includes inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability (including assumptions about risk), which are developed based on the best information available in the circumstances.

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$11,383	$ -	$ -	$11,383
Note receivable	-	-	127	127
Total assets measured at fair value at June 30, 2008	$11,383	$ -	$127	$11,510

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
Balance - January 1, 2008	$135
Interest accrued	4
Repayment of principal and interest	(12)
Balance - June 30, 2008	$127

(4)  MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 18% and 14% of our consolidated net revenues for the six months ended June 30, 2008 and 2007, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Manipulator and Docking Hardware product segment. Teradyne, Inc. accounted for 11% of our consolidated net revenues for the six months ended June 30, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Tester Interface and Manipulator and Docking Hardware product segments. During the six months ended June 30, 2008 and 2007, no other customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)  INVENTORIES

Inventories held at June 30, 2008 and December 31, 2007 were comprised of the following:
	June 30, 2008	Dec. 31, 2007
Raw materials	$3,842	$3,903
Work in process	701	343
Inventory consigned to others	243	251
Finished goods	467	600
	$5,253	$5,097

(6)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements, regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $59 for the six months ended June 30 during both 2008 and 2007.

In addition, certain of our operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid as accrued rent, which is included in other accrued expenses on our balance sheet.

(7)  COMMITMENTS AND CONTINGENCIES

Minimum Purchase Commitments

On June 1, 2004, we entered into an exclusive rights agreement to market and sell certain products which are the proprietary and confidential designs of one of the suppliers of our Tester Interface Product segment. The terms of this agreement included payment of a $150 nonrefundable fee, which was expensed on a straight-line basis over the 24 month period beginning in June 2004, and certain minimum purchase requirements, which are applicable to the forty-eight month period beginning April 1, 2006 and total $1,533. If we fail to satisfy the minimum purchase requirements, the supplier has the right to terminate our exclusive right to market and sell these products.

During 2006, 2007 and the first six months of 2008, we did not meet the minimum purchase requirements. There is no financial liability for not meeting these purchase requirements. During the second quarter of 2008, we were notified that the supplier was terminating the contract. We are not currently using these products in any of the products we sell. There are no amounts recorded on our balance sheet related to this agreement as of June 30, 2008.

(8)  GUARANTEES

Product Warranties

Warranty expense (recovery) for the six months ended June 30, 2008 and 2007 was $57 and $(87), respectively. During the six months ended June 30, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors, including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)  GUARANTEES (Continued)

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2008:
Balance - Beginning of period	$387
Payments made under product warranty	(80)
Accruals for product warranty	57
Balance - End of period	$364

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2007 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of June 30, 2008, there was approximately $274 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of June 30, 2008, we have not recorded any amounts in our financial statements related to this guarantee.

(9)  RESTRUCTURING

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. As a result of this process, on June 30, 2008, we announced that we were reducing the workforce in our Manipulator and Docking Hardware product segment by 18 employees, representing 18% of the total employees in this segment. During the quarter ended June 30, 2008, we incurred $200 in costs related to this action for severance and medical benefits to be paid to terminated employees. This action was taken to reduce the operating expenses of the Manipulator and Docking Hardware segment in response to continued operating losses in that product segment.

The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

Our restructuring costs for the six months ended June 30, 2008 are summarized as follows:
Balance - January 1, 2008	$ -
Accruals in the six months ended June 30, 2008	200
Severance and other cash payments	-
Balance - June 30, 2008	$200

(10) STOCK-BASED COMPENSATION

As of June 30, 2008, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to our consolidated financial statements in our 2007 Form 10-K.

As of June 30, 2008, total compensation expense to be recognized in future periods was $613. The weighted average period over which this expense is expected to be recognized is 2.2 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2008 and 2007, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$ 6	$ 5	$ 12	$ 10
Selling expenses	8	3	16	6
Engineering and product development expense	12	5	25	10
General and administrative expenses	85	78	169	140
	$111	$91	$222	$166

There was no compensation expense capitalized in the six months ended June 30, 2008 or 2007.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2008:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2008	225,750	$4.29
Granted	-	-
Vested	(23,000)	$3.25
Forfeited	-	-
Nonvested shares outstanding, June 30, 2008	202,750	$4.32

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2008:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008 (466,500 exercisable)	466,500	$3.52
Granted	-	-
Exercised	-	-
Forfeited/Expired	(2,500)	$3.20
Options outstanding, June 30, 2008 (464,000 exercisable)	464,000	$3.52

(11) EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2007 Form 10-K.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $150 were made during the six month periods ended June 30, 2008 and 2007, respectively. Through June 30, 2008, we had made a total of $1,178 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(12) SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Manipulator and Docking Hardware Products, Temperature Management Products and Tester Interface Products. The Manipulator and Docking Hardware product segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. The Temperature Management product segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after-sale service and support, which is paid for by its customers. The Tester Interface product segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Temperature Management product segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2008	2007	2008	2007
Manipulator/Docking Hardware	$ 4,156	$ 4,693	$ 9,182	$10,650
Temperature Management	4,753	5,913	9,465	11,452
Tester Interface	2,871	1,966	4,818	3,299
Intersegment sales	(283)	(510)	(664)	(1,221)
	$11,497	$12,062	$22,801	$24,180
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ -	$ -	$ 4
Temperature Management	109	448	442	1,023
Tester Interface	174	62	222	194
	$283	$510	$664	$1,221
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(2,026)	$(1,190)	$(3,227)	$(2,236)
Temperature Management	314	467	459	984
Tester Interface	458	(274)	361	(870)
Corporate	(56)	(3)	(167)	(66)
	$(1,310)	$(1,000)	$(2,574)	$(2,188)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
Net earnings (loss):	2008	2007	2008	2007
Manipulator/Docking Hardware	$(2,072)	$(1,220)	$(3,336)	$(2,256)
Temperature Management	313	411	459	885
Tester Interface	458	(274)	361	(870)
Corporate	(56)	(3)	(167)	(66)
	$(1,357)	$(1,086)	$(2,683)	$(2,307)

			June 30, 2008	Dec. 31, 2007
Identifiable assets:
Manipulator/Docking Hardware			$11,082	$12,948
Temperature Management			11,974	11,479
Tester Interface			3,750	3,296
			$26,806	$27,723

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues from unaffiliated customers:
U.S.	$ 9,063	$ 9,558	$17,093	$18,508
Europe	1,018	1,195	2,642	2,502
Asia-Pacific	1,416	1,309	3,066	3,170
	$11,497	$12,062	$22,801	$24,180

			June 30, 2008	Dec. 31, 2007
Long-lived assets:
U.S.			$1,578	$1,761
Europe			354	367
Asia-Pacific			73	70
			$2,005	$2,198

(13) SUBSEQUENT EVENT

On July 15, 2008, we acquired the assets of Diamond Integration, L.L.C., a business that provides post-warranty service for ATE equipment to semiconductor manufacturers, for a cash payment of $239. We expect to complete the purchase price allocation during the third quarter of 2008.

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of emerging changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by ATE Manufacturers (OEMs) and changes in customer buying patterns. In particular, demand for our manipulator, docking hardware and tester interface products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by recent shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEMs to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, but it is difficult to quantify the impact of these practices from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident, but there can be no assurance that such actions will be fully effective or timely made.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2008	2007	2008	2008	2007
Manipulator/Docking Hardware	$ 4,156	$ 4,693	$ 5,026	$ 9,182	$10,650
Temperature Management	4,753	5,913	4,712	9,465	11,452
Tester Interface	2,871	1,966	1,947	4,818	3,299
Intersegment sales	(283)	(510)	(381)	(664)	(1,221)
	$11,497	$12,062	$11,304	$22,801	$24,180
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ -	$ -	$ -	$ 4
Temperature Management	109	448	333	442	1,023
Tester Interface	174	62	48	222	194
	$283	$510	$381	$664	$1,221
Net revenues from affiliated customers (net of intersegment sales)
Manipulator/Docking Hardware	$ 4,156	$ 4,693	$ 5,026	$ 9,182	$10,646
Temperature Management	4,644	5,465	4,379	9,023	10,429
Tester Interface	2,697	1,904	1,899	4,596	3,105
	$11,497	$12,062	$11,304	$22,801	$24,180
Net revenues from unaffiliated customers:
U.S.	$ 9,063	$ 9,558	$ 8,030	$17,093	$18,508
Europe	1,018	1,195	1,624	2,642	2,502
Asia-Pacific	1,416	1,309	1,650	3,066	3,170
	$11,497	$12,062	$11,304	$22,801	$24,180

Our consolidated net revenues for the quarter ended June 30, 2008 decreased $565,000, or 5%, as compared to the same period in 2007. During the second quarter of 2008, we continued to experience reduced levels of demand in both our Manipulator and Docking Hardware and Temperature Management product segments where our net revenues (net of intersegment sales) declined $537,000, or 11%, and $821,000, or 15%, respectively, as compared to the second quarter of 2007. We believe these declines reflect many of the factors discussed in the Overview. In contrast, the net revenues (net of intersegment sales) of our Tester Interface product segment increased $793,000, or 42%, for the second quarter of 2008 as compared to the same period in 2007. We believe this increase reflects both the significant extent to which the reduced demand had impacted this segment during the second quarter of 2007, as well as the fact that certain new product initiatives that we have been developing over the last several quarters in this segment are beginning to produce orders and shipments.

Total orders for the quarter ended June 30, 2008 were $10.0 million compared to $12.5 million for the quarter ended March 31, 2008 and $13.8 million for the quarter ended June 30, 2007. The decrease in our orders for the second quarter of 2008 as compared to the first quarter of 2008 was made up of a $1.3 million, or 26%, decrease in the orders of our Manipulator and Docking Hardware product segment, a $1.8 million, or 58%, decrease in the orders of our Tester Interface product segment, and a $686,000, or 16%, increase in the orders of our Temperature Management product segment. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At June 30, 2008, our backlog of unfilled orders for all products was approximately $3.9 million compared with approximately $5.4 million at March 31, 2008 and $7.0 million at June 30, 2007. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2008. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. As a result of this process, on June 30, 2008, we announced that we were reducing the workforce in our Manipulator and Docking Hardware product segment by 18 employees, representing 18% of the total employees in this segment. During the quarter ended June 30, 2008, we incurred $200,000 in costs related to this action for severance and medical benefits to be paid to terminated employees. In addition to this workforce reduction, one facility in this segment will go to a reduced work week. These actions were taken to reduce the operating expenses of the Manipulator and Docking Hardware segment in response to continued operating losses in that product segment. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Temperature Management product segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2008 and 2007, our OEM sales as a percentage of net revenues were 21% and 25%, respectively.

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third-party sales commissions on most end user sales. We have also continued to experience demands from our OEM customers' supply line managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will continue to reduce our gross and operating margins.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.7	61.9	60.6	62.8
Gross margin	39.3	38.1	39.4	37.2
Selling expense	19.3	18.9	18.9	18.4
Engineering and product development expense	12.3	11.6	12.4	11.6
General and administrative expense	17.7	16.9	18.8	17.3
Restructuring and other charges	1.7	0.0	0.9	0.0
Operating loss	(11.7)	(9.3)	(11.6)	(10.1)
Other income	0.4	1.0	0.4	1.1
Loss before income taxes	(11.3)	(8.3)	(11.2)	(9.0)
Income tax expense	0.4	0.7	0.5	0.5
Net loss	(11.7)%	(9.0)%	(11.7)%	(9.5)%

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Net Revenues. Net revenues were $11.5 million for the quarter ended June 30, 2008 compared to $12.1 million for the same period in 2007, a decrease of $565,000, or 5%. The percentage decrease in the net revenues (net of intersegment sales) of our Manipulator and Docking Hardware and Temperature Management product segments were 11% and 15%, respectively, while the net revenues (net of intersegment sales) of our Tester Interface product segment increased 42% for the second quarter of 2008 as compared to the same period in 2007. The decrease in the net revenues of our Manipulator and Docking Hardware and Temperature Management product segments reflects lower levels of demand experienced in the second quarter of 2008 as compared to the same period in 2007 by these groups, which we believe is the result of the factors previously discussed in the Overview. Our Tester Interface product segment has also experienced reduced levels of demand in previous periods as a result of these same factors. We believe the increase in the net revenues of our Tester Interface product segment in the second quarter of 2008 as compared to the same period in 2007 reflects both the significant extent to which the reduced demand had impacted this segment during the second quarter of 2007 as well as increased demand during the second quarter of 2008 for certain products recently developed by this segment, as previously discussed in the Overview.

During the second quarter of 2008, our net revenues from customers in the U.S. decreased 5% as compared to the same period in 2007. Our net revenues from customers in Europe and Asia decreased 29% and 5%, respectively, after adjustment to eliminate the impact of changes in foreign currency exchange rates. The larger percentage decrease in our net revenues from customers in Europe reflects lower demand experienced by our Temperature Management and Manipulator and Docking Hardware product segments at their operations in Germany.

Gross Margin. Gross margin was 39% for the second quarter of 2008 compared to 38% for the same period in 2007. The increase in gross margin is primarily the result of a reduction in our fixed operating costs during the second quarter of 2008 as compared to the second quarter of 2007. The decline in our fixed operating costs was primarily a result of lower salary and benefits expense, reflecting headcount reductions that occurred after the second quarter of 2007. These headcount reductions were primarily driven by the lower levels of demand we have been experiencing for our products. In addition to the decline in salary and benefits expense, we also incurred lower levels of rent, reflecting a reduction in the amount of space we are

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

occupying, and lower depreciation expense, reflecting a lower asset base during the second quarter of 2008 as compared to the same period in 2007. The decrease in our fixed operating costs during the second quarter of 2008 as compared to the same period in 2007 was partially offset by an increase in our component material costs as a percentage of net revenues, primarily reflecting changes in product and customer mix.

Selling Expense. Selling expense was $2.2 million for the second quarter of 2008 compared to $2.3 million for the same period in 2007, a decrease of $56,000, or 3%. Lower levels of commissions and a reduction in travel costs were partially offset by increased warranty charges. The lower level of commissions reflects the lower net revenues experienced in the second quarter of 2008 as compared to the second quarter of 2007, as well as changes in product and customer mix. The increase in warranty charges primarily reflects that, during the second quarter of 2007, we recorded a recovery of previously expensed warranty charges as a result of favorable claims experience. There was no similar recovery recorded during the second quarter of 2008.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.4 million for both the second quarter of 2008 and the same period in 2007. Increases in spending for professional fees related to our intellectual property were offset by reductions in salary and benefits expense, primarily reflecting reduced headcount in our Manipulator and Docking Hardware and Tester Interface product segments.

General and Administrative Expense. General and administrative expense was relatively unchanged at $2.0 million for both the second quarter of 2008 and the same period in 2007. Increases in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters were offset by a reduction in salary and benefits expense, reflecting lower headcount.

Restructuring and Other Charges. Restructuring and other charges were $200,000 for the second quarter of 2008. There were no similar charges during the same period in 2007. On June 30, 2008, we reduced the workforce in our Manipulator and Docking Hardware product segment by 18 employees, representing 18% of the total employees in this segment, as previously discussed. The costs incurred related to this action represent severance and medical benefits to be paid to terminated employees.

Other Income. Other income was $47,000 for the second quarter of 2008 compared to $126,000 for the comparable period in 2007, a decrease of $79,000. The decrease primarily represents lower interest income, reflecting a reduction in the rate of interest being earned, combined with an increase in foreign currency transaction losses.

Income Tax Expense. For the quarter ended June 30, 2008, we recorded income tax expense of $47,000 compared to income tax expense of $86,000 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the second quarter of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenues. Net revenues were $22.8 million for the six months ended June 30, 2008 compared to $24.2 million for the same period in 2007, a decrease of $1.4 million, or 6%. For the first six months of 2008 as compared to the same period in 2007, our net revenues (net of intersegment sales) in both our Manipulator and Docking Hardware and Temperature Management product segments declined 14%, while the net revenues (net of intersegment sales) of our Tester Interface product segment increased 48%. The decrease in the net revenues of our Manipulator and Docking Hardware and Temperature Management product segments reflects lower levels of demand experienced in the first half of 2008 as compared to the same period in 2007 by these groups which we believe is the result of the factors previously discussed in the Overview. Our Tester Interface product segment has also experienced reduced levels of demand in previous periods as a result of these same factors. We believe the increase in the net revenues of our Tester Interface product segment in the first half of 2008 as compared to the same period in 2007 reflects both the significant extent to which the reduced demand had impacted this segment during the first six months of 2007 as well as increased demand during the first six months of 2008 for certain products recently developed by this segment, as previously discussed in the Overview.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

During the six months ended June 30, 2008, as compared to the same period in 2007, our net revenues from customers in the U.S. decreased 8%. Our net revenues from customers in Europe and Asia decreased 8% and 13%, respectively, after adjustment to eliminate the impact of changes in foreign currency exchange rates.

Gross Margin. Gross margin was 39% for the first six months of 2008 as compared to 37% for the same period in 2007. The increase in gross margin is primarily the result of a reduction in our fixed operating costs during the first six months of 2008 as compared to the same period in 2007. The decline in our fixed operating costs was primarily the result of the aforementioned lower salary and benefits expense, reductions in rent and lower depreciation expense, as discussed in the quarter-to-quarter comparison.

Selling Expense. Selling expense was $4.3 million for the first half of 2008 as compared to $4.5 million for the same period in 2007, a decrease of $133,000, or 3%. This decrease was primarily a result of lower levels of commissions and a reduction in travel costs were partially offset by increased warranty charges, as previously discussed in the quarter-to-quarter comparison.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $2.8 million for both the first six months of 2008 and the same period in 2007. Lower salary and benefits expense was offset by an increase in spending on materials used in new product development and professional fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $4.3 million for the first six months of 2008 compared to $4.2 million for the same period in 2007, an increase of $113,000, or 3%. This increase was primarily the result of the increases in professional fees for third-party consultants, which were partially offset by a reduction in salary and benefits expense, as previously discussed in the quarter-to-quarter comparison.

Restructuring and Other Charges. Restructuring and other charges were $200,000 for the first six months of 2008. There were no similar charges during the same period in 2007. As previously discussed, on June 30, 2008, we reduced the workforce in our Manipulator and Docking Hardware product segment. The costs incurred were for severance and medical benefits to be paid to terminated employees.

Other Income. Other income was $82,000 for the six months ended June 30, 2008 compared to $247,000 for the comparable period in 2007, a decrease of $165,000. The decrease primarily represents lower interest income, reflecting a reduction in the rate of interest being earned, combined with an increase in foreign currency transaction losses.

Income Tax Expense. For the six months ended June 30, 2008, we recorded income tax expense of $109,000 compared to income tax expense of $119,000 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first six months of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2008 was $837,000 compared to $2.3 million for the same period in 2007. Accounts payable increased $713,000 for the first six months of 2008, primarily reflecting the timing of payments to vendors. Prepaid expenses and other current assets declined $554,000 during the first six months of 2008, primarily as a result of the amortization of prepaid insurance premiums combined with our Japanese operation receiving a refund of an estimated tax payment made in 2007. During the six months ended June 30, 2008, accounts receivable increased $513,000 reflecting the timing of our net revenues during the period combined with an increase in our average days sales outstanding as of June 30, 2008 compared to December 31, 2007.

Purchases of property and equipment were $241,000 for the six months ended June 30, 2008. These purchases primarily consisted of demonstration equipment for our facilities in Sharon, Massachusetts and San Jose, California. We have no significant commitments for capital expenditures for the balance of 2008; however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued).

Net cash used in financing activities for the six months ended June 30, 2008 was $3,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2008, and we expect it to be renewed for another year.

As of June 30, 2008, we had cash and cash equivalents of $11.4 million. We believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future. In both 2007 and the first seven months of 2008, however, we have experienced operating losses, and our cash and cash equivalents as of July 31, 2008 were approximately $9.5 million. In early 2008, as previously discussed, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment and during the second quarter of 2008 took actions that are expected to reduce our annual operating expense structure by approximately $1.2 million. The review of our operations is on-going. We continue to explore methods to further reduce our costs, and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time or the potential cost savings that may result from such actions. In addition, we continue to pursue opportunities to make strategic acquisitions of businesses and technology. Such acquisitions may require significant amounts of cash, debt or equity financing, or a combination of the foregoing. In addition to the business acquisition described in Note 13 to our June 30,2008 consolidated financial statements, we are currently negotiating to acquire another business. That acquisition could require approximately $2.0 million in cash to close on the transaction. Should the current downturn be prolonged and we are unable to reduce our operating expenses sufficiently, or should we utilize significant amounts of cash to implement our acquisition strategy, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2008, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2007 Form 10-K.

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

inTEST CORPORATION

Item 4T.  CONTROLS AND PROCEDURES (Continued)

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item IA. Risk Factors in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The information below amends and updates the corresponding risk factor included in the 2007 Form 10-K, and should be read in conjunction with the other risk factors and information disclosed in our 2007 Form 10-K.

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to implement our acquisition strategy, we will erode our cash resources and may not have sufficient cash to operate our businesses.

inTEST CORPORATION

Item 1A.  Risk Factors (Continued)

In recent years, we have implemented cost controls and restructured our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs of the fluid ATE market. In both 2007 and the first seven months of 2008, however, we have experienced operating losses, and our cash and cash equivalents as of July 31, 2008 were approximately $9.5 million. In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment and during the second quarter of 2008 took actions that are expected to reduce our annual operating expense structure by approximately $1.2 million. The review of our operations is ongoing. We continue to explore methods to further reduce our costs, and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time or the potential cost savings that may result from such actions. In addition, we continue to pursue opportunities to make strategic acquisitions of businesses and technology. Such acquisitions may require significant amounts of cash, debt or equity financing, or a combination of the foregoing. In addition to the business acquisition described in Note 13 to our June 30, 2008 consolidated financial statements, we are currently negotiating to acquire another business. That acquisition could require approximately $2.0 million in cash to close on the transaction. Should the current downturn be prolonged and we are unable to reduce our operating expenses sufficiently, or should we utilize significant amounts of cash to implement our acquisition strategy, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances will be sufficient to satisfy our cash requirements for the foreseeable future, we cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 11, 2008 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about May 9, 2008, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In the election of the members of the Board of Directors, there was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:

       Nominee                            For              Withheld
       Alyn R. Holt                    8,958,354             42,122
       Robert E. Matthiessen           8,958,354             42,122
       Stuart F. Daniels, Ph.D.        8,955,854             46,622
       James J. Greed, Jr.             8,887,239            115,237
       James W. Schwartz, Esq.         8,887,239            115,237
       Thomas J. Reilly, Jr.           8,737,373            265,103

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
inTEST Corporation
Date:	August 14, 2008	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2008	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1  Change of Control Agreement dated May 5, 2008 between the Company and
         Daniel J. Graham. (CP)

10.2  Change of Control Agreement dated May 5, 2008 between the Company and
         James Pelrin. (CP)

10.3  Change of Control Agreement dated May 5, 2008 between the Company and
         Dale E. Christman. (CP)

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