Form 10-Q
period 2008-09-30
INTEST CORP
filed 2008-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2008:

10,077,206

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       2008       2007
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 9,945    $12,215
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $87 and $109, respectively                    5,499      6,034
  Inventories                                                          4,447      5,097
  Prepaid expenses and other current assets                              829      1,118
     Total current assets                                             20,720     24,464
Property and equipment:
  Machinery and equipment                                              5,728      6,094
  Leasehold improvements                                               1,832      1,832
                                                                       7,560      7,926
  Less: accumulated depreciation                                      (5,843)    (5,728)
     Net property and equipment                                        1,717      2,198
Other assets                                                             793        788
Goodwill                                                                 130          -
Intangible assets, net                                                   308        273
     Total assets                                                    $23,668    $27,723
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                   $ 2,246    $ 1,923
  Accrued wages and benefits                                           1,736      1,800
  Accrued warranty                                                       323        387
  Accrued sales commissions                                              387        398
  Accrued restructuring and other charges                                 48          -
  Other accrued expenses                                               1,164        960
  Domestic and foreign income taxes payable                              186        222
  Capital lease obligations                                                7          7
  Deferred rent                                                          118        118
     Total current liabilities                                         6,215      5,815
Capital lease obligations, net of current portion                          3          8
Deferred rent, net of current portion                                    304        393
     Total liabilities                                                 6,522      6,216
Commitments and contingencies (Notes 8 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     9,666,505 and 9,666,505 shares issued, respectively                  97         97
  Additional paid-in capital                                          25,091     24,757
  Accumulated deficit                                                 (8,540)    (3,825)
  Accumulated other comprehensive income                               1,359      1,339
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                       17,146     21,507
     Total liabilities and stockholders' equity                      $23,668    $27,723
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2008      2007        2008      2007
                                               --------  --------    --------  --------
Net revenues                                   $ 9,159    $13,114    $31,960    $37,294
Cost of revenues                                 6,197      8,002     20,022     23,194
                                               -------    -------    -------    -------
      Gross margin                               2,962      5,112     11,938     14,100
                                               -------    -------    -------    -------
Operating expenses:
   Selling expense                               1,863      2,117      6,180      6,567
   Engineering and product development
     expense                                     1,235      1,364      4,062      4,162
   General and administrative expense            1,750      1,953      6,038      6,128
   Impairment of long-lived assets                 133          -        133          -
   Restructuring and other charges                  61          -        261          -
                                               -------    -------    -------    -------
      Total operating expenses                   5,042      5,434     16,674     16,857
                                               -------    -------    -------    -------
Operating loss                                  (2,080)      (322)    (4,736)    (2,757)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  40         89        196        306
   Interest expense                                 (1)         -         (1)        (1)
   Other                                            46         59        (28)        90
                                               -------    -------    -------    -------
      Total other income                            85        148        167        395
                                               -------    -------    -------    -------
Loss before income tax expense                  (1,995)      (174)    (4,569)    (2,362)
Income tax expense                                  37         78        146        197
                                               -------    -------    -------    -------
      Net loss                                 $(2,032)   $  (252)   $(4,715)   $(2,559)
                                               =======    =======    =======    =======

Net loss per common share - basic               $(0.22)    $(0.03)    $(0.51)    $(0.28)

Weighted average common shares
 outstanding-basic                           9,337,092  9,216,443  9,322,964  9,196,557

Net loss per common share - diluted             $(0.22)    $(0.03)    $(0.51)    $(0.28)

Weighted average common and common
 share equivalents outstanding-diluted       9,337,092  9,216,443  9,322,964  9,196,557

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended  Nine Months Ended
                                               Sept. 30,          Sept. 30,
                                          ------------------  -----------------
                                            2008      2007      2008     2007
                                           -------   ------   -------   -------

Net loss                                   $(2,032)  $ (252)  $(4,715)  $(2,559)

Foreign currency translation adjustments      (455)     487        20       500
                                           -------   ------   -------   -------

Comprehensive earnings (loss)              $(2,487)  $  235   $(4,695)  $(2,059)
                                           =======   ======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                      Accumulated
                                  Common Stock   Addt'l                 Other                   Total
                               ---------------- Paid-In  Accumulated Comprehensive  Treasury Stockholders'
                                Shares   Amount Capital    Deficit     Earnings       Stock     Equity
                               --------- ------ -------- ----------- -------------  -------- -------------

Balance, December 31, 2007     9,666,505  $  97  $24,757   $(3,825)     $1,339       $(861)     $21,507

Net loss                               -      -        -    (4,715)          -           -       (4,715)

Other comprehensive earnings           -      -        -         -          20           -           20

Amortization of deferred
  compensation related to
  restricted stock                     -      -      334         -           -           -          334
                               ---------  -----  -------   -------      ------       -----      -------

Balance, September 30, 2008    9,666,505  $  97  $25,091   $(8,540)     $1,359       $(861)     $17,146
                               =========  =====  =======   =======      ======       =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2008       2007
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(4,715)   $(2,559)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                          744      1,017
    Impairment of long-lived assets                                        133          -
    Foreign exchange loss                                                  172          7
    Amortization of deferred compensation related to restricted stock      334        271
    Profit sharing expense funded through the issuance of treasury stock     -        217
    Gain on sale of fixed assets                                             -        (36)
    Proceeds from sale of demonstration equipment, net of gain               7         24
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  423        897
      Inventories                                                          611        133
      Prepaid expenses and other current assets                            318       (468)
      Other assets                                                          16        (33)
      Accounts payable                                                     333       (319)
      Accrued wages and benefits                                           (78)      (101)
      Accrued warranty                                                     (64)      (332)
      Accrued sales commissions                                            (11)        27
      Accrued restructuring and other charges                               51          -
      Other accrued expenses                                               209        (54)
      Domestic and foreign income taxes payable                            (35)      (817)
      Deferred rent                                                        (88)       (88)
                                                                       -------    -------
Net cash used in operating activities                                   (1,640)    (2,214)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                 (262)         -
  Purchase of property and equipment                                      (320)      (521)
  Proceeds from sale of property and equipment                               -         66
                                                                       -------    -------
Net cash used in investing activities                                     (582)      (455)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (5)        (6)
  Proceeds from stock options exercised                                      -         17
                                                                       -------    -------
Net cash provided by (used in) financing activities                         (5)        11
                                                                       -------    -------
Effects of exchange rates on cash                                          (43)       143
                                                                       -------    -------
Net cash used in all activities                                         (2,270)    (2,515)
Cash and cash equivalents at beginning of period                        12,215     13,174
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 9,945    $10,659
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Fair value of assets acquired                                        $   132
  Liabilities assumed                                                        -
  Goodwill resulting from acquisition                                      130
Net cash paid for acquisition                                          $   262
                                                                       =======
Issuance of non-vested shares of restricted stock                      $     -    $   675
                                                                       =======    =======
Forfeitures of non-vested shares of restricted stock                   $     -    $   (42)
                                                                       =======    =======
Cash (refunds) payments for:
  Domestic and foreign income taxes                                    $   (53)   $   825
  Interest                                                                   1          1

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

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S., Germany and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., the U.K., Germany, Japan and Singapore. As discussed below, we are in the process of closing our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K. We have three reportable segments which are also our reporting units: Manipulator and Docking Hardware, Temperature Management and Tester Interface.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including long-lived tangible and intangible assets, goodwill, inventory, deferred income tax valuation allowances and product warranty reserves, are particularly affected by estimates.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $816 and $593 for the nine months ended September 30, 2008 and 2007, respectively. Our charges for excess and obsolete inventory during the nine months ended September 30, 2008 include $209 related to inventory at our manufacturing facility in Amerang, Germany which we have decided to close, as discussed in Note 9 below.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments (or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities) where these long-lived assets are associated. If the carrying value of the long-lived assets exceeds the undiscounted cash flows of our projections, then we would measure the impairment charge. We measure the impairment based on the excess of the carrying amount over the fair value of the assets.

At September 30, 2008 and December 31, 2007, our long-lived assets consisted of finite-lived intangible assets of $308 and $273, respectively, and property and equipment of $1,717 and $2,198, respectively. During the third quarter of 2008, we recorded a $133 charge for the partial impairment of certain property and equipment at our manufacturing facility in Amerang, Germany. We announced our intention to close this facility in September 2008.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are subject to at least an annual assessment for impairment by applying a fair value based test. We perform our annual assessment for impairment in the fourth quarter of the year. In July 2008 we acquired the assets of Diamond Integration, L.L.C. ("Diamond"), and after completing the allocation of the purchase price of $262, we established goodwill of $130 as of September 30, 2008. This goodwill relates to the Manipulator and Docking Hardware reporting unit. Refer to Note 3 for further information on this acquisition. The following table sets forth changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2008:
Balance - Beginning of period	$ -
Acquisition of Diamond Integration, L.L.C.	130
Balance - End of period	$130

Finite-Lived Intangible Assets

As of September 30, 2008 and December 31, 2007, we had finite-lived intangible assets which totaled $308 and $273, net of accumulated amortization of $342 and $302, respectively. We have three finite-lived intangible assets. The first consists of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002 and is being amortized using the straight-line method over an estimated useful life of ten years. As of September 30, 2008, the remaining estimated useful life of this asset was approximately four years. The other two finite-lived intangible assets are a result of our acquisition of Diamond in July 2008. They consist of a customer list and a non-compete agreement. They are both being amortized using the straight-line method over estimated useful lives of 24 months and 30 months, respectively. As of September 30, 2008, the remaining useful lives of these assets were approximately 21 months and 27 months, respectively. All three of these finite-lived intangible assets are allocated to the Manipulator and Docking Hardware reporting unit. The following table sets forth changes in the amount of the carrying value of these finite-lived intangible assets for the nine months ended September 30, 2008:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Balance - Beginning of period	$273
Acquisition of Diamond Integration, L.L.C.	95
Amortization	(54)
Impact of foreign currency translation	(6)
Balance - End of period	$308

The following table sets forth the estimated annual amortization expense for each of the next five years:
2009	$110
2010	$ 73
2011	$ 56
2012	$ 41
2013	$ -

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"). We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Sales of our products are made through our sales employees, third-party sales representatives and distributors. There are no differences in revenue recognition policies based on the sales channel. We do not provide our customers with rights of return or exchanges. Revenue is generally recognized upon product shipment. Our sales agreements do not typically contain any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer. To the extent that any sales agreements contain customer-specific acceptance criteria, revenue recognition is deferred until customer acceptance.

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

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

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

For the nine months ended September 30, 2008, we recorded income tax expense of $146 compared to income tax expense of $197 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first nine months of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of certain of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Weighted average common shares outstanding -- basic	9,337,092	9,216,443	9,322,964	9,196,557
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-	-	-
Weighted average common shares outstanding -- diluted	9,337,092	9,216,443	9,322,964	9,196,557
Average number of potentially dilutive securities excluded from calculation	630,680	741,267	660,808	736,477
Weighted average exercise price of excluded securities	$3.74	$3.87	$3.76	$3.97

As discussed further in Note 13 below, on October 6, 2008 we issued 550,000 shares of our common stock in connection with the acquisition of Sigma Systems Corp. ("Sigma").

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 for reporting as of September 30, 2008 did not have any impact on our consolidated financial statements. See Note 4 for further information on fair value measurements.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We will adopt SFAS 141(R) beginning in the first quarter of fiscal 2009. SFAS 141(R) will change our accounting for business combinations on a prospective basis.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. We expect to adopt FSP FAS 133-1 and FIN 45-4 on December 31, 2008.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)   ACQUISITION

On July 15, 2008, we acquired the assets of Diamond Integration, L.L.C. (also referred to herein as "Diamond"), a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The purchase price consisted of a cash payment of $239, plus transaction costs of $23. The following is an allocation of the purchase price:
Cash payment	$239
Transaction costs	23
262
Estimated fair value of identifiable assets acquired	132
Goodwill established	$130

The estimated fair value of identifiable assets acquired included two finite-lived intangibles: a customer list which was determined to have a fair value of $52 and an estimated useful life of 24 months and a non-compete agreement, which was determined to have a fair value of $43 and an estimated useful life of 30 months. In addition to the finite-lived intangible assets acquired, we acquired fixed assets with estimated fair values totaling $36 and a security deposit with a fair value of $1.

The results of Diamond have been included in our Manipulator and Docking Hardware product segment from the date of acquisition.

(4)   FAIR VALUE

As discussed in Note 2, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities, which consisted of cash and cash equivalents and a note receivable as of September 30, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and nonfinancial liabilities: Property and Equipment, Intangible Assets and Goodwill. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. SFAS No. 157 also establishes a three-tiered fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs within the fair value hierarchy are as follows:
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

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$9,945	$ -	$ -	$ 9,945
Note receivable	-	-	105	105
Total assets measured at fair value at September 30, 2008	$9,945	$ -	$105	$10,050

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)   FAIR VALUE (Continued)

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
Balance - January 1, 2008	$135
Interest accrued	4
Foreign currency transaction losses	(12)
Repayment of principal and interest	(22)
Balance - September 30, 2008	$105

(5)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 17% and 18% of our consolidated net revenues for the nine months ended September 30, 2008 and 2007, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Manipulator and Docking Hardware product segment. Teradyne, Inc. accounted for 10% of our consolidated net revenues for the nine months ended September 30, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Tester Interface and Manipulator and Docking Hardware product segments. During the nine months ended September 30, 2008 and 2007, no other customer accounted for 10% or more of our consolidated net revenues.

(6)   INVENTORIES

Inventories held at September 30, 2008 and December 31, 2007 were comprised of the following:
	Sept. 30, 2008	Dec. 31, 2007
Raw materials	$3,540	$3,903
Work in process	397	343
Inventory consigned to others	164	251
Finished goods	346	600
	$4,447	$5,097

(7)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements, regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $88 for the nine months ended September 30 during both 2008 and 2007.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)   GUARANTEES

Product Warranties

Warranty expense (recovery) for the nine months ended September 30, 2008 and 2007 was $63 and $(122), respectively. During the nine months ended September 30, 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors, including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2008:
Balance - Beginning of period	$387
Payments made under product warranty	(126)
Accruals for product warranty	63
Impact of foreign currency translation	(1)
Balance - End of period	$323

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Notes 9 and 10 to the consolidated financial statements in our 2007 Form 10-K, in the fourth quarter of 2006, we entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility required that we guarantee the performance of the sub-lessee with respect to the lease payments. We performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of September 30, 2008, there was approximately $220 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of September 30, 2008, we have not recorded any amounts in our financial statements related to this guarantee.

(9)  RESTRUCTURING

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to-date to reduce our operating cost structure are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

Manipulator and Docking Hardware Product Segment Restructuring

On June 30, 2008, we announced that we were reducing the workforce in our Manipulator and Docking Hardware product segment by 18 employees, representing 18% of the total employees in this segment, and implementing a reduced work week for our manufacturing facility in Amerang, Germany (the "Q2 2008 M&DH Workforce Reduction"). The total costs incurred related to this action were $200. These costs represented one-time termination benefits and were incurred during the quarter ended June 30, 2008. This action was completed in the third quarter of 2008. We expect that the completed Q2 2008 M&DH Workforce Reduction will reduce our annual operating expense structure by approximately $1,378.

On September 12, 2008, we approved a restructuring plan for our Manipulator and Docking Hardware product segment (the "Q3 2008 M&DH Plan"). As a part of this plan, we will permanently close our manufacturing facility in Amerang, Germany and our engineering and sales office in the U. K. In addition to these facility closures, we reduced our domestic workforce by 4 employees, which represented approximately 7% of the total employees in this segment. We also implemented temporary

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  RESTRUCTURING (Continued)

salary reductions for certain employees of this product segment, temporarily reduced the fees paid to members of our Board of Directors and implemented permanent reductions for expenses related to our use of third-party vendors. Effective January 1, 2009, we will implement additional temporary and permanent cost reductions associated with our employee benefit plans. This includes the temporary suspension of our 401(k) matching contributions and the implementation of an employee contribution of a portion of the cost of medical coverage for our domestic employees in this product segment. During the quarter ended September 30, 2008, we incurred $53 in costs related to these actions for one-time termination benefits. We expect to complete these actions and incur additional one-time termination benefits ranging from $100 to $150 and facility closure costs ranging from $200 to $250 during the fourth quarter of 2008. We expect the total costs incurred related to this plan to be in the range of $353 to $453, which is made up of one-time termination benefits in the range of $153 to $203 and facility closure costs in the range of $200 to $250. We expect that the completed Q3 2008 M&DH Plan will reduce our annual operating expense structure by approximately $2,176.

Tester Interface Product Segment Restructuring

On September 12, 2008, we approved a restructuring plan for our Tester Interface product segment (the "Q3 2008 TI Plan"). As a part of this plan, we reduced our workforce by 3 employees, which represented approximately 9% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this product segment, and, effective January 1, 2009, we will implement additional temporary and permanent cost reductions associated with our employee benefit plans, similar to those discussed above for the Q3 2008 M&DH Plan. The total costs incurred related to this action were $8, which represented one-time termination benefits, and were incurred during the quarter ended September 30, 2008. This action was completed in the third quarter of 2008. We expect that the completed Q3 2008 TI Plan will reduce our annual operating expense structure by approximately $546.

Our restructuring costs for the nine months ended September 30, 2008 are summarized as follows:
	Q2 2008 M&DH Workforce Reduction	Q3 2008 M&DH Plan	Q3 2008 TI Plan	Total
Balance - January 1, 2008	$ -	$ -	$ -	$ -
Accruals in the nine months ended September 30, 2008 for one-time termination benefits	200	53	8	261
Severance and other cash payments related to one-time termination benefits	(188)	(25)	-	(213)
Balance - September 30, 2008	$ 12	$ 28	$ 8	$ 48

(10)  STOCK-BASED COMPENSATION

As of September 30, 2008, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to our consolidated financial statements in our 2007 Form 10-K.

As of September 30, 2008, total compensation expense to be recognized in future periods was $501. The weighted average period over which this expense is expected to be recognized is 1.8 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2008 and 2007, respectively, related to nonvested shares:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)  STOCK-BASED COMPENSATION (Continued)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$ 6	$ 4	$ 18	$ 14
Selling expense	9	7	25	13
Engineering and product development expense	12	9	37	19
General and administrative expense	85	85	254	225
	$112	$105	$334	$271

There was no compensation expense capitalized in the nine months ended September 30, 2008 or 2007.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2008:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2008	225,750	$4.29
Granted	-	-
Vested	(41,750)	$4.14
Forfeited	-	-
Nonvested shares outstanding, September 30, 2008	184,000	$4.33

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2008:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008 (466,500 exercisable)	466,500	$3.52
Granted	-	-
Exercised	-	-
Forfeited/Expired	(46,500)	$4.19
Options outstanding, September 30, 2008 (420,000 exercisable)	420,000	$3.44

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of the inTEST 401(k) Plan, we may match a portion of employee contributions. The inTEST 401(k) Plan, including our discretionary employer matching contributions, is more fully discussed in Note 15 to the consolidated financial statements in our 2007 Form 10-K. In September 2008, as a part of our restructuring actions, we announced that, effective January 1, 2009, we will be suspending our discretionary employer matching contributions to the inTEST 401(k) Plan for employees of our Manipulator and Docking Hardware and Tester Interface product segments.

In addition to the discretionary employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)  EMPLOYEE BENEFIT PLANS (Continued)

Accruals for profit sharing contributions totaling $225 were made during the nine month periods ended September 30, 2008 and 2007, respectively. Through September 30, 2008, we had made a total of $1,253 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(12)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Manipulator and Docking Hardware Products, Temperature Management Products and Tester Interface Products. The Manipulator and Docking Hardware product segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Diamond, which we acquired in July 2008 as more fully discussed in Note 3, is included in the operations of our Cherry Hill, NJ manufacturing facility. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. In addition, this segment provides post warranty service and support for various ATE equipment. The Temperature Management product segment includes the operations of Temptronic Corporation in Sharon, Massachusetts as well as Temptronic GmbH (Germany). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic product line. In addition, this segment provides after-sale service and support, which is paid for by its customers. The Tester Interface product segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Temperature Management product segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2008	2007	2008	2007
Manipulator/Docking Hardware	$3,792	$ 6,537	$12,974	$17,187
Temperature Management	4,537	5,649	14,002	17,101
Tester Interface	1,385	1,503	6,203	4,802
Intersegment sales	(555)	(575)	(1,219)	(1,796)
	$9,159	$13,114	$31,960	$37,294
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 3	$ -	$ 7
Temperature Management	449	475	891	1,498
Tester Interface	106	97	328	291
	$555	$575	$1,219	$1,796
Earnings (loss) before income taxes:
Manipulator/Docking Hardware	$(1,849)	$(155)	$(5,076)	$(2,391)
Temperature Management	267	318	726	1,302
Tester Interface	(507)	(375)	(146)	(1,245)
Corporate	94	38	(73)	(28)
	$(1,995)	$(174)	$(4,569)	$(2,362)
Net earnings (loss):
Manipulator/Docking Hardware	$(1,886)	$(194)	$(5,222)	$(2,450)
Temperature Management	267	279	726	1,164
Tester Interface	(507)	(375)	(146)	(1,245)
Corporate	94	38	(73)	(28)
	$(2,032)	$(252)	$(4,715)	$(2,559)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  SEGMENT INFORMATION (Continued)
	Sept. 30, 2008	Dec. 31, 2007
Identifiable assets:
Manipulator/Docking Hardware	$10,377	$12,948
Temperature Management	10,415	11,479
Tester Interface	2,876	3,296
	$23,668	$27,723

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net revenues from unaffiliated customers:
U.S.	$6,672	$ 9,584	$23,765	$28,092
Europe	714	2,112	3,356	4,614
Asia-Pacific	1,773	1,418	4,839	4,588
	$9,159	$13,114	$31,960	$37,294

			Sept. 30, 2008	Dec. 31, 2007
Long-lived assets:
U.S.			$1,493	$1,761
Europe			154	367
Asia-Pacific			70	70
			$1,717	$2,198

(13)  SUBSEQUENT EVENT

On October 6, 2008, we acquired Sigma Systems Corp. (also referred to herein as "Sigma"), a manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and ATE. Sigma will be included in our Temperature Management product segment and will expand our product offerings outside the ATE market. We believe Sigma's products are highly complementary to our other Temperature Management products and will greatly facilitate our further penetration into non-ATE markets. The purchase price was approximately $3.5 million and was paid with $1.0 million in cash, 550,000 shares of our common stock, and an agreement by us to issue non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million, subject to adjustment based upon the amount of certain current assets and liabilities of Sigma at closing. The notes will bear interest at the prime rate plus 1.25% and will be secured by the assets of Sigma. Interest will be payable annually. Principal will be payable in four equal annual installments commencing on the first anniversary of closing. We expect to complete the purchase price allocation for this transaction and the determination of the note amounts during the fourth quarter of 2008.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

As discussed more fully in our 2007 Form 10-K, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict and in recent years have become more volatile and shorter in duration. Because the industry cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter, as during the third quarter of 2008, and continuing into the fourth quarter, when we saw some push outs and cancellations on orders.

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of temperature management products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent years we have begun to market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, medical/pharmaceutical, electronic, aerospace/defense and telecommunications industries. We believe our October 6, 2008 acquisition of Sigma Systems Corp. (as discussed in Note 13 of the footnotes to our consolidated financial statements) will further expand our temperature management product offerings and will contribute to increasing our revenues in industries outside semiconductor test. We believe that these industries usually are less cyclical than the ATE industry.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by ATE Manufacturers (OEMs) and changes in customer buying patterns. In particular, demand for our manipulator, docking hardware and tester interface products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEMs to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, but it is difficult to quantify the impact of these practices from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident, but there can be no assurance that such actions will be fully effective or timely made.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2008	2007	2008	2008	2007
Manipulator/Docking Hardware	$3,792	$ 6,537	$ 4,156	$12,974	$17,187
Temperature Management	4,537	5,649	4,753	14,002	17,101
Tester Interface	1,385	1,503	2,871	6,203	4,802
Intersegment sales	(555)	(575)	(283)	(1,219)	(1,796)
	$9,159	$13,114	$11,497	$31,960	$37,294
Intersegment sales:
Manipulator/Docking Hardware	$ -	$ 3	$ -	$ -	$ 7
Temperature Management	449	475	109	891	1,498
Tester Interface	106	97	174	328	291
	$555	$575	$283	$1,219	$1,796
Net revenues from unaffiliated customers (net of intersegment sales):
Manipulator/Docking Hardware	$3,792	$ 6,534	$ 4,156	$12,974	$17,180
Temperature Management	4,088	5,174	4,644	13,111	15,603
Tester Interface	1,279	1,406	2,697	5,875	4,511
	$9,159	$13,114	$11,497	$31,960	$37,294
Net revenues from unaffiliated customers:
U.S.	$6,672	$ 9,584	$ 9,063	$23,765	$28,092
Europe	714	2,112	1,018	3,356	4,614
Asia-Pacific	1,773	1,418	1,416	4,839	4,588
	$9,159	$13,114	$11,497	$31,960	$37,294

Our consolidated net revenues for the quarter ended September 30, 2008 decreased $4.0 million, or 30%, as compared to the same period in 2007 and $2.3 million, or 20%, as compared to the second quarter of 2008. During the third quarter of 2008, we experience reduced levels of demand in all of our product segments. The net revenues (net of intersegment sales) of our Manipulator and Docking Hardware, Temperature Management and Tester Interface product segments declined $2.7 million, or 42%, $1.1 million, or 21%, and $127,000, or 9%, respectively, as compared to the same period in 2007 and $364,000, or 9%, $556,000, or 12%, and $1.4 million or 53%, respectively, as compared to the second quarter of 2008. We believe these declines reflect that the ATE market, from which we generate the majority of our net revenues, continues to be in a period of significantly reduced demand which began in the second half of 2006. In addition, we believe the reduction in our net revenues also reflects many of the factors discussed in the Overview. We believe the higher percentage decline in the net revenues (net of intersegment sales) of our Tester Interface product segment in the third quarter of 2008 as compared to the second quarter of 2008 primarily reflects that the second quarter of 2008 included several orders for certain new product designs which this segment had been developing over the last several quarters for a particular OEM customer. In addition, the second quarter of 2008 also included several orders from this same customer for certain existing product designs sold by this segment. The level of orders for both new and existing product designs from this customer in the third quarter of 2008 was significantly lower than the level experienced during the second quarter of 2008. Furthermore, this customer has recently indicated to us that they will not be placing any significant additional orders with any of their vendors for the time being. We believe this action by our customer reflects the impact of the continued reduction in demand in the ATE market.

Total orders for the quarter ended September 30, 2008 were $8.2 million compared to $10.0 million for the quarter ended June 30, 2008 and $11.1 million for the quarter ended September 30, 2007. The decrease in our orders for the third quarter of 2008 as compared to the second quarter of 2008 was made up of a $1.2 million, or 24%, decrease in the orders of our Temperature Management product segment, a $677,000, or 51%, decrease in the orders of our Tester Interface product segment, and a $2,000, or 0%, increase in the orders of our Manipulator and Docking Hardware product segment. We cannot be certain what the level of our orders or net revenues will be in any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Backlog

At September 30, 2008, our backlog of unfilled orders for all products was approximately $3.0 million compared with approximately $3.9 million at June 30, 2008 and $5.1 million at September 30, 2007. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2008. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to reduce our operating cost structure are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

Manipulator and Docking Hardware Product Segment Restructuring. On June 30, 2008, we announced that we were reducing the workforce in our Manipulator and Docking Hardware product segment by 18 employees, representing 18% of the total employees in this segment, and implementing a reduced work week for our manufacturing facility in Amerang, Germany (the "Q2 2008 M&DH Workforce Reduction"). The total costs incurred related to this action were $200,000. These costs represented one-time termination benefits and were incurred during the quarter ended June 30, 2008. This action was completed in the third quarter of 2008. We expect that the completed Q2 2008 M&DH Workforce Reduction will reduce our annual operating expense structure by approximately $1.4 million

On September 12, 2008, we approved a restructuring plan for our Manipulator and Docking Hardware product segment (the "Q3 2008 M&DH Plan"). As a part of this plan, we will permanently close our manufacturing facility in Amerang, Germany and our engineering and sales office in the U. K. In addition to these facility closures, we reduced our domestic workforce by 4 employees, which represented approximately 7% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this product segment, temporarily reduced the fees paid to members of our Board of Directors, and implemented permanent reductions for expenses related to our use of third-party vendors. Effective January 1, 2009, we will implement additional temporary and permanent cost reductions associated with our employee benefit plans. This includes the temporary suspension of our 401(k) matching contributions and the implementation of an employee contribution of a portion of the cost of medical coverage for our domestic employees in this product segment. During the quarter ended September 30, 2008, we incurred $53,000 in costs related to these actions for one-time termination benefits. We expect to complete these actions and incur additional one-time termination benefits ranging from $100,000 to $150,000 and facility closure costs ranging from $200,000 to $250,000 during the fourth quarter of 2008. We expect the total costs incurred related to this plan to be in the range of $353,000 to $453,000, which is made up of one-time termination benefits in the range of $153,000 to $203,000 and facility closure costs in the range of $200,000 to $250,000. We expect that the completed Q3 2008 M&DH Plan will reduce our annual operating expense structure by approximately $2.2 million.

Tester Interface Product Segment Restructuring. On September 12, 2008, we approved a restructuring plan for our Tester Interface product segment (the "Q3 2008 TI Plan"). As a part of this plan, we reduced our workforce by 3 employees, which represented approximately 9% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this product segment, and, effective January 1, 2009, we will implement additional temporary and permanent cost reductions associated with our employee benefit plans, similar to those discussed above for the Q3 2008 M&DH Plan. The total costs incurred related to this action were $8,000, which represented one-time termination benefits, and were incurred during the quarter ended September 30, 2008. This action was completed in the third quarter of 2008. We expect that the completed Q3 2008 TI Plan will reduce our annual operating expense structure by approximately $546,000.

Long-Lived Asset Impairment

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments (or at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities) where these long-lived assets are associated. If the carrying value of the long-lived assets exceeds the undiscounted cash flows of our projections, then we would measure the impairment charge. We measure the impairment based on the excess of the carrying amount over the fair value of the assets. At September 30, 2008, our long-lived assets consisted of $308,000 of finite-lived intangible assets and $1.7 million of property and equipment. During the third quarter of 2008, we recorded a $133,000 charge for the partial impairment of certain property and equipment at our manufacturing facility in Amerang, Germany. We announced our intention to close this facility in September 2008.

Acquisitions

As discussed in more detail in our 2007 Form 10-K, we continue to pursue the acquisition of complementary businesses or technologies as a part of our strategy to grow our business and diversify our revenue streams outside the ATE market. In July 2008, we acquired the assets of Diamond Integration, L.L.C., a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The total cost to acquire these assets was $262,000. Please see Note 3 of the footnotes to our consolidated financial statements for detail of the purchase price allocation.

On October 6, 2008, we acquired Sigma Systems Corp. ("Sigma"), a manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and ATE. Sigma will be included in our Temperature Management product segment and will expand our product offerings outside the ATE market. We believe Sigma's products are highly complementary to our other Temperature Management products and will greatly facilitate our further penetration into non-ATE markets. The purchase price was approximately $3.5 million and was paid with $1.0 million in cash, 550,000 shares of our common stock, and an agreement by us to issue non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million, subject to adjustment based upon the amount of certain current assets and liabilities of Sigma at closing. The notes will bear interest at the prime rate plus 1.25% and will be secured by the assets of Sigma. Interest will be payable annually. Principal will be payable in four equal annual installments commencing on the first anniversary of closing. We expect to complete the purchase price allocation for this transaction and the determination of the note amounts during the fourth quarter of 2008.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Temperature Management product segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2008 and 2007, our OEM sales as a percentage of net revenues were 19% and 22%, respectively.

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2007 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	67.7	61.0	62.6	62.2
Gross margin	32.3	39.0	37.4	37.8
Selling expense	20.3	16.1	19.3	17.6
Engineering and product development expense	13.5	10.4	12.7	11.2
General and administrative expense	19.1	14.9	18.9	16.4
Impairment of long-lived assets	1.5	0.0	0.4	0.0
Restructuring and other charges	0.7	0.0	0.8	0.0
Operating loss	(22.8)	(2.4)	(14.7)	(7.4)
Other income	0.9	1.1	0.5	1.0
Loss before income tax expense	(21.9)	(1.3)	(14.2)	(6.4)
Income tax expense	0.4	0.6	0.5	0.5
Net loss	(22.3)%	(1.9)%	(14.7)%	(6.9)%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Net Revenues. Net revenues were $9.2 million for the quarter ended September 30, 2008 compared to $13.1 million for the same period in 2007, a decrease of $4.0 million, or 30%. The percentage decrease in the net revenues (net of intersegment sales) of our Manipulator and Docking Hardware, Temperature Management and Tester Interface product segments were 42%, 21% and 9%, respectively. We attribute the decrease in our net revenues to the factors previously discussed in the Overview. During 2007, our Tester Interface product segment experienced a more significant reduction in the level of demand for its products than was experienced by our other product segments. We believe the smaller percentage decrease in the net revenues of our Tester Interface product segment in the third quarter of 2008 as compared to the same period in 2007 reflects the more significant extent to which the reduced demand had impacted this segment during the third quarter of 2007.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

During the third quarter of 2008, our net revenues from customers in the U.S. decreased 30%. After adjustment to eliminate the impact of changes in foreign currency exchange rates, our net revenues from customers in Europe decreased 68% while our net revenues from customers in Asia increased 16%, during the third quarter of 2008 as compared to the same period in 2007. The larger percentage decrease in our net revenues from customers in Europe primarily reflects lower demand experienced by our Intestlogic operation in Germany. The increase in our net revenues from customers in Asia primarily reflects increased sales of third-party products distributed by our operation in Japan. In the second half of 2007, our sales of third-party products by this operation had significantly declined as they had lost one of the product lines they had been distributing when that company was sold. Since that time, this operation has found new distribution opportunities and has begun to see an increase in net revenues as a result.

Gross Margin. Gross margin was 32% for the third quarter of 2008 compared to 39% for the same period in 2007. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues reflecting that these costs were not as fully absorbed due to the $4.0 million decrease in our net revenues during the third quarter of 2008 as compared to the same period in 2007. Although, in absolute dollar terms, our fixed operating costs decreased $378,000 during the third quarter of 2008 as compared to the same period in 2007, as a percentage of net revenues these costs increased to 22% for the third quarter of 2008 as compared to 18% for the comparable period in 2007. The decline in the absolute dollar value of our fixed operating costs was primarily a result of lower salary and benefits expense, reflecting headcount reductions that occurred after the third quarter of 2007. These headcount reductions were primarily driven by the lower levels of demand we have been experiencing for our products. In addition to the decline in salary and benefits expense, we also incurred lower levels of rent, reflecting a reduction in the amount of space we are occupying, and lower depreciation expense, reflecting a lower asset base during the third quarter of 2008 as compared to the same period in 2007. In addition to the increase in our fixed operating costs as a percentage of net revenues, our excess and obsolete inventory charges increased both in absolute dollar terms and as a percentage of net revenues for the third quarter of 2008 as compared to the same period in 2007. The $226,000 increase in our charges for excess and obsolete inventory during the third quarter of 2008 is primarily related to inventory at our manufacturing facility in Amerang, Germany, which we have decided to close.

Selling Expense. Selling expense was $1.9 million for the third quarter of 2008 compared to $2.1 million for the same period in 2007, a decrease of $254,000, or 12%. The decrease primarily reflects lower levels of sales commissions as a result of the $4.0 million decrease in net revenues experienced in the third quarter of 2008 as compared to the third quarter of 2007.

Engineering and Product Development Expense. Engineering and product development expense was $1.2 million for the third quarter of 2008 compared to $1.4 million for the same period in 2007, a decrease of $129,000, or 10%. The decrease is primarily a result of lower salary and benefits expense, reflecting lower headcount, and a reduction in the use of third-party consultants. These decreases were partially offset by an increase in spending on research and development materials, primarily at our facility in Amerang, Germany where development of a new family of manipulators has been ongoing. These development efforts are nearing completion and will be transferred to our facility in Cherry Hill, New Jersey to the extent necessary when the facility in Germany is closed later this year.

General and Administrative Expense. General and administrative expense was $1.8 million for the third quarter of 2008 compared to $2.0 million for the same period in 2007, a decrease of $203,000, or 10%. The decrease primarily represents reductions in salary and benefits expense, reflecting lower headcount, combined with a reduction in international travel reflecting both reduced business activity and our efforts to control costs in this area.

Impairment of Long-Lived Assets. During the quarter ended September 30, 2008 we recorded a charge of $133,000 related to the impairment of certain long-lived assets of our facility in Amerang, Germany which we are in the process of closing, as previously discussed. There were no similar charges during the third quarter of 2007.

Restructuring and Other Charges. Restructuring and other charges were $61,000 for the third quarter of 2008. There were no similar charges during the same period in 2007. As previously discussed, in September 2008, we reduced the domestic workforce in our Manipulator and Docking Hardware and Tester Interface product segments by a total of 7 employees. In addition, we announced our decision to close our manufacturing facility in Amerang, Germany and, as a result, we will further reduce our workforce in our Manipulator and Docking Hardware product segment in the fourth quarter of 2008. The costs incurred during the third quarter of 2008 represent one-time termination benefits related to these actions.

Other Income. Other income was $85,000 for the third quarter of 2008 compared to $148,000 for the comparable period in 2007, a decrease of $63,000. The decrease primarily represents lower interest income, reflecting a reduction in our average cash balance and the rate of interest being earned.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Expense. For the quarter ended September 30, 2008, we recorded income tax expense of $37,000 compared to income tax expense of $78,000 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the third quarter of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of one of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Revenues. Net revenues were $32.0 million for the nine months ended September 30, 2008 compared to $37.3 million for the same period in 2007, a decrease of $5.3 million, or 14%. For the first nine months of 2008 as compared to the same period in 2007, our net revenues (net of intersegment sales) in our Manipulator and Docking Hardware and Temperature Management product segments declined 25% and 16%, respectively, while the net revenues (net of intersegment sales) of our Tester Interface product segment increased 30%. The decrease in the net revenues of our Manipulator and Docking Hardware and Temperature Management product segments reflects lower levels of demand experienced in the first nine months of 2008 as compared to the same period in 2007 by these groups which we believe is the result of the factors previously discussed in the Overview. Our Tester Interface product segment has also experienced reduced levels of demand in previous periods as a result of these same factors. We believe the increase in the net revenues of our Tester Interface product segment in the first nine months of 2008 as compared to the same period in 2007 reflects both the significant extent to which the reduced demand had impacted this segment during the first nine months of 2007 as well as increased demand during the first nine months of 2008, particularly during the second quarter of 2008, for certain products recently developed by this segment, as previously discussed in the Overview.

During the nine months ended September 30, 2008, as compared to the same period in 2007, our net revenues from customers in the U.S. decreased 15%. After adjustment to eliminate the impact of changes in foreign currency exchange rates, our net revenues from customers in Europe and Asia decreased 35% and 4%, respectively, during the first nine months of 2008 as compared to the same period in 2007. The larger percentage decrease in our net revenues from customers in Europe primarily reflects lower demand experienced by our Intestlogic operation in Germany. The lower percentage decrease in our net revenues from customers in Asia primarily reflects increased sales of third-party products distributed by our operation in Japan, as previously discussed.

Gross Margin. Gross margin was 37% for the first nine months of 2008 as compared to 38% for the same period in 2007. The decrease in gross margin primarily reflects an increase in excess and obsolete inventory charges related to inventory at our facility in Amerang, Germany, as previously discussed. Although the absolute dollar value of our fixed operating costs declined $1.1 million, these costs were not as fully absorbed as a result of the $5.3 million decline in net revenues. Consequently, these costs remained relatively unchanged as a percentage of net revenues at 20% in each of the nine months ended September 30, 2008 and 2007. The decline in the absolute dollar value of our fixed operating costs was primarily the result of the aforementioned lower salary and benefits expense, reductions in rent and lower depreciation expense, as discussed in the quarter-to-quarter comparison.

Selling Expense. Selling expense was $6.2 million for the first nine months of 2008 as compared to $6.6 million for the same period in 2007, a decrease of $387,000, or 6%. This decrease was primarily the result of lower levels of sales commissions, reflecting the $5.3 million decrease in net revenues, and a reduction in travel costs, also reflecting the significantly reduced level of business activity. These decreases were partially offset by increased warranty charges. The increase in warranty charges primarily reflects that, during the first nine months of 2007, we recorded a recovery of previously expensed warranty charges as a result of favorable claims experience. There was no similar recovery recorded during the first nine months of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $4.1 million for the first nine months of 2008 as compared to $4.2 million for the same period in 2007, a decrease of $100,000, or 2%. Lower salary and benefits expense was offset by an increase in spending on materials used in new product development, as previously discussed in the quarter-to-quarter comparison. In addition, there was also an increase in professional fees related to our intellectual property during the first nine months of 2008 as compared to the same period in 2007.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

General and Administrative Expense. General and administrative expense was $6.0 million for the first nine months of 2008 compared to $6.1 million for the same period in 2007, a decrease of $90,000, or 2%. Lower salary and benefits expense and a reduction in the level of travel was partially offset by an increase in fees related to third-party professionals who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2008 we recorded a charge of $133,000 related to the impairment of certain long-lived assets of our facility in Amerang, Germany which we are in the process of closing, as previously discussed. There were no similar charges during the comparable period in 2007.

Restructuring and Other Charges. Restructuring and other charges were $261,000 for the first nine months of 2008. There were no similar charges during the same period in 2007. As previously discussed, in June and September 2008, we reduced our workforce in certain of our product segments. In addition, in September 2008, we announced our decision to close our manufacturing facility in Amerang, Germany and, as a result, we will further reduce our workforce in our Manipulator and Docking Hardware product segment in the fourth quarter of 2008. The costs incurred were for one-time termination benefits related to these actions.

Other Income. Other income was $167,000 for the nine months ended September 30, 2008 compared to $395,000 for the comparable period in 2007, a decrease of $228,000. The decrease primarily represents lower interest income, as previously discussed, combined with an increase in foreign currency transaction losses.

Income Tax Expense. For the nine months ended September 30, 2008, we recorded income tax expense of $146,000 compared to income tax expense of $197,000 for the same period in 2007. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During the first nine months of 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of one of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2008 was $1.6 million compared to $2.2 million for the same period in 2007. During the nine months ended September 30, 2008, inventory decreased $611,000 and accounts receivable decreased $423,000 primarily reflecting the reduction in business activity during 2008.

Accounts payable increased $333,000 for the first nine months of 2008, primarily reflecting the timing of payments to vendors. Prepaid expenses and other current assets decreased $318,000 during the first nine months of 2008, primarily as a result of our Japanese operation receiving a refund of an estimated tax payment made in 2007 combined with changes in the amount of prepaid consumption and value added taxes at certain of our foreign subsidiaries.

Purchases of property and equipment were $320,000 for the nine months ended September 30, 2008. These purchases primarily consisted of demonstration equipment for our facilities in Sharon, Massachusetts and San Jose, California. We have no significant commitments for capital expenditures for the balance of 2008; however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. During the nine months ended September 30, 2008 we used $262,000 to complete the acquisition of Diamond Integration, L.L.C. Please see Note 3 of the footnotes to our consolidated financial statements for further information on the allocation of the purchase price.

Net cash used in financing activities for the nine months ended September 30, 2008 was $5,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. This credit facility expires on September 30, 2009, and we expect it to be renewed for another year.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

As of September 30, 2008, we had cash and cash equivalents of $9.9 million. In both 2007 and the first ten months of 2008, however, we experienced operating losses and cash outflows, and, during early October, we utilized approximately $1.4 million of our cash in connection with the acquisition of Sigma, as previously discussed. Our cash and cash equivalents as of October 31, 2008 were approximately $8.2 million. In addition, as part of the Sigma transaction, we agreed to issue non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million, subject to adjustment based upon certain current assets and liabilities of Sigma at closing. These notes will bear interest at the prime rate plus 1.25% and will be secured by the assets of Sigma. Interest will be payable annually. Principal will be payable in four equal annual installments commencing on the first anniversary of closing. We believe our cash balances will be sufficient to satisfy our cash requirements for at least the next twelve months.

In early 2008, as previously discussed, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment and during the second and third quarters of 2008 took actions that are expected to reduce our annual operating expense structure by approximately $4.1 million. The cost savings from our restructuring actions completed during the second quarter of 2008, which are expected to total $1.4 million annually, will fully take effect in the fourth quarter of 2008, while the savings from the restructuring actions taken during the third quarter of 2008, which are expected to total $2.7 million annually, will fully take effect in the first quarter of 2009. During the second and third quarters of 2008, we incurred $394,000 in charges for one-time termination benefits and long-lived asset impairments related to these actions. We expect to incur additional one-time termination benefits and facility closure costs ranging from $300,000 to $400,000 during the fourth quarter of 2008. The review of our operations is on-going. We continue to explore methods to further reduce our costs, and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time or the potential cost savings that may result from such actions. In addition, we continue to pursue opportunities to make strategic acquisitions of businesses and technology. Such acquisitions may require significant amounts of cash, debt or equity financing, or a combination of the foregoing. Should the current downturn be prolonged and we are unable to reduce our operating expenses sufficiently, or should we utilize significant amounts of cash to implement our acquisition strategy and service our acquisition-related indebtedness, we may require additional debt or equity financing to meet working capital or capital expenditure needs. We cannot be certain that, if needed, we would be able to raise such additional financing or upon what terms such financing would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived tangible and intangible assets, goodwill, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2008, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2007 Form 10-K.

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

inTEST CORPORATION

Item 1A.  Risk Factors

In addition to the other information contained in this report, you should consider the information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, that appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented or updated below.

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to implement our acquisition strategy, we will erode our cash resources and may not have sufficient cash to operate our businesses.

In recent years, we implemented a variety of cost controls and restructured our operations with the goal of significantly reducing our fixed operating costs to position ourselves to more effectively meet the needs of the fluid ATE market. In both 2007 and the first ten months of 2008, however, we experienced operating losses and cash outflows (including the use of $1.4 million for the acquisition of Sigma), and our cash and cash equivalents as of October 31, 2008 were approximately $8.2 million. In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment and during the second and third quarters of 2008 took actions that are expected to reduce our annual operating expense structure by approximately $4.1 million. During the second and third quarters of 2008, we incurred $394,000 in charges for one-time termination benefits and long-lived asset impairments related to these actions. We expect to incur additional one-time termination benefits and facility closure costs ranging from $300,000 to $400,000 during the fourth quarter of 2008. The review of our operations is ongoing. We continue to explore methods to further reduce our costs, and we will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time or the potential cost savings that may result from such actions. At the same time, the acquisition of new businesses and technologies also remain key strategies for improving our performance independent of a market recovery. Our ability to consummate such acquisitions may be hindered by the fact that they may require significant amounts of cash, debt or equity financing, or a combination of the foregoing. Should the current downturn be prolonged and we are unable to reduce our operating expenses sufficiently, or should we utilize significant amounts of cash to implement our acquisition strategy, we may require additional debt or equity financing to meet working capital or capital expenditure needs. While we believe our cash balances will be sufficient to satisfy our cash requirements for at least the next twelve months, we cannot determine with certainty that, if needed, we would be able to raise additional funding through either equity or debt financing under these circumstances or on what terms such financing would be available.

If we fail to maintain compliance with the requirements for continued listing on NASDAQ, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares, and our ability to raise additional capital.

If we fail to maintain compliance with the requirements for continued listing on The NASDAQ Global Market ("Global Market"), our common shares could be delisted from trading on the Global Market. One of the requirements for continued listing is that the closing bid price for our common stock be above $1.00 per share (the "Minimum Bid Price Rule"). On September 30, 2008, the closing bid price for our common stock decreased below $1.00 per share. If this condition were to exist for 30 consecutive business days, we could receive a NASDAQ Staff Determination letter notifying us that we were not in compliance with the requirement of the Minimum Bid Price Rule. If we received such a notification, we would have 180 days to regain compliance by having the bid price of our common shares close at $1.00 per share or more for a minimum of 10 consecutive business days prior to the end of the 180-day period.

On October 16, 2008, NASDAQ suspended the enforcement of the Minimum Bid Price Rule. The rule will be reinstated on Monday, January 19, 2009. If the closing bid price for our common stock is not at that time in excess of $1.00 per share, the thirty business day compliance period, followed by the 180 day cure period, would begin to run at that time, again, unless NASDAQ takes further action to suspend enforcement of the Minimum Bid Price Rule.

If we fail to satisfy the continued listing requirements of the Global Market, our common shares could be delisted from the Global Market in which case our common shares would be traded on The NASDAQ Capital Market ("Capital Market"), if we satisfy it's minimum initial listing requirements, or The OTC Bulletin Board ("OTC"), if we do not satisfy the minimum initial listing requirements of the Capital Market. As of October 31, 2008, we do not currently meet the minimum initial listing requirements of the Capital Market . There can be no assurance that our common shares would be eligible for trading on any such alternative exchange or market. If we are delisted from NASDAQ, it could materially reduce the liquidity of our common shares, impact the price of our common shares, and impair our ability to raise capital.

inTEST CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in Note 13 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, on October 6, 2008, we acquired Sigma Systems Corp., a privately-held California corporation. The consideration paid by the Company to the Sigma stockholders included $1.0 million in cash, 550,000 shares of the Company's common stock, par value $0.01 per share (the "Shares"), and an agreement by the Company to issue non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million, subject to adjustment based upon the amount of certain of Sigma's current assets and liabilities at closing as detailed in the Merger Agreement. The offer and sale of the Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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
inTEST Corporation
Date:	November 14, 2008	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2008	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

Index to Exhibits

3.1*  Articles of Incorporation: Previously filed by the Company as an Exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457,
         and incorporated herein by reference.

3.2*  Bylaws of inTEST Corporation, as amended on October 30, 2007: Previously filed as Exhibit 3.2 of the Company's Form 8-K on November 5, 2007 and incorporated herein by reference.

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