Form 10-K
period 2008-12-31
INTEST CORP
filed 2009-07-10
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2008 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /  / No /X/

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes /  / No /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer /  /                                                                                            Accelerated filer /  /
Non-accelerated filer (Do not check if a smaller reporting company)/  /                   Smaller reporting company /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2008 (the last business day of the Registrant's most recently completed second quarter), was: $14,266,838.

The number of shares outstanding of the Registrant's Common Stock, as of June 15, 2009, was 10,057,706.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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
    our ability to continue as a "going concern";
    the indicators of a change in the industry cycles in the integrated circuit, or IC, and automatic test equipment, or ATE, industries;
    developments and trends in the IC and ATE industries;
    the possibility of future acquisitions or dispositions;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Analog

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

Devices, Inc., Avago Technologies, Cascade Microtech, Inc., Cypress Semiconductor Corporation, Flextronics International Ltd., Hakuto Co. Ltd., LTX-Credence Corporation, STMicroelectronics N.V., Teradyne, Inc. and Texas Instruments Incorporated.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments as more fully discussed under "Our Segments" below which consist of our Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface) segments.

During 2008, we completed two acquisitions of complementary businesses as part of our strategies to expand our business through the acquisition of complementary businesses or technologies as well as to diversify our revenue streams outside the ATE market.

In July 2008, we acquired the assets of Diamond Integration, L.L.C., ("Diamond") a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The total cost to acquire these assets was $262,000. The results of Diamond are included in our Mechanical Products segment. Please see Note 3 of the footnotes to our consolidated financial statements for detail of the purchase price allocation.

In October 2008, we acquired Sigma Systems Corp. ("Sigma"), a manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and ATE. Sigma is included in our Thermal Products segment and has expanded our product offerings outside the ATE market. We believe Sigma's products are highly complementary to our other thermal products and will greatly facilitate our further penetration into non-ATE markets. The purchase price was approximately $3.5 million and was paid with $1.0 million in cash, 550,000 shares of our common stock, and the issuance of non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million. In addition, during the closing of the transaction we repaid $303,000 of debt on the books of Sigma and incurred transaction costs of $226,000. Please see Note 3 of the footnotes to our consolidated financial statements for detail of the purchase price allocation.

Business Environment

Changes in global economic conditions affect the demand for products which contain semiconductors which in turn has a significant impact on the demand for ATE. The global economy and financial markets have been experiencing extreme disruption in recent months. This has caused a significant weakening in both consumer and business demand for products which contain semiconductors, which in turn has caused the ATE utilization rates at our customers to decline materially from normal levels. As a result, we experienced a significant decline in the bookings and sales of our products during the fourth quarter of 2008, which has continued into 2009. We expect demand to be weak and visibility to be poor throughout the balance of 2009.

As a result of the deterioration in our business in late 2008 and early 2009, we have taken a number of steps to reduce our fixed operating costs and preserve cash. These actions have included workforce reductions, salary and benefit reductions for remaining staff, facility closures and other operating expense reductions. Our goal has been to reduce our fixed cost structure to a level better aligned with the current reduced level of demand we expect to continue for the next several quarters. These actions and trends are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" below.

INDUSTRY

Overview

Historically, the semiconductor market has been characterized by rapid technological change, wide fluctuations in demand and shortening product life cycles. Designers and manufacturers of a variety of electronic and industrial products, such as cell phones, telecom and datacom systems, Internet access devices, computers, transportation and consumer electronics, require increasingly complex ICs to provide improved end-product performance demanded by their customers. Semiconductor manufacturers generally compete based on product performance and price. We believe that testing costs represent a significant portion of the total cost of manufacturing ICs. Semiconductor manufacturers remain under pressure to maximize production

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. In order to address these market trends, semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

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

Demand for Higher Levels of Technical Support. As IC testing becomes more complex, semiconductor manufacturers demand higher levels of technical support on a routine basis. ATE manufacturers must commit appropriate resources to technical support in order to develop close working relationships with their customers. This level of support also requires close proximity of service and support personnel to customers' facilities.

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

OUR SOLUTIONS

Historically, we have focused our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We have sought to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We have designed solutions to overcome the evolving challenges facing the ATE industry, which we believe provide the following advantages:

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

Compatibility and Integration. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our mechanical products are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of industries to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

recent acquisition of Sigma has significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature and humidity chambers can accommodate large thermal masses and are found in both laboratory and production environments.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2008, we had domestic manufacturing facilities in New Jersey, Massachusetts and California, as well as an overseas manufacturing facility in Asia. We provide service to our customers from sales and service offices in the U.S., Europe and Asia. As part of our 2009 restructuring actions, we approved the suspension of manufacturing operations at our Singapore operation and the closure of our sales office in Japan both of which were a part of our Mechanical Products segment. These items are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Despite these actions, our engineers remain easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

Recently, we have had to balance our actions to achieve appropriate adjustments to our operating structure and yet meet the needs of our customers in the changing business environment. In addition, we remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., Europe and Asia. As part of our 2009 restructuring actions, we approved a facility closure as well as significant staff reductions in certain offices. Despite these actions, we continue to maintain appropriate personnel with relatively easy access for our customers. These items are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base and, in the case of both the Temptronic acquisition in 2000 and the Sigma acquisition in 2008, provided access to markets that are less sensitive to cyclicality than the ATE market. At the current time, acquisition targets are generally suffering from similar recessionary effects as we are experiencing. Consequently, the prospects of finding an appropriate candidate and financing for same is severely limited. However, when business conditions improve, if we have financial resources to do so, we would seek to renew our strategy to make acquisitions that will further expand our product lines, enabling us to become a key supplier to the test floor for a complete selection of equipment compatible with testers, probers and handlers of all manufacturers.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, medical/pharmaceutical, electronic, aerospace/defense, communications and consumer electronics. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2008, 2007 and 2006 approximately $5.9 million or 15%, $7.0 million or 15% and $6.1 million or 10%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

Controlling costs. At the same time as we are pursuing growth opportunities, we will seek ways to more aggressively streamline our cost structure, so that we are positioned to offer products at prices that provide the margin for a reasonable profit as well as the resources for continual product development.

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface).

Our Mechanical Products segment consists of our manufacturing operation in Cherry Hill, New Jersey as well as our subsidiaries in Singapore (inTEST Pte), Japan (inTEST KK) and Germany (Intestlogic GmbH). During the fourth quarter of 2008, we completed the closure of inTESTLOGIC GmbH in Germany. In April 2009, we approved the closure of inTEST KK in Japan, which we expect to complete by the end of the second quarter of 2009. Also in April 2009, we approved the suspension of manufacturing at inTEST Pte in Singapore, which we expect to complete by the end of the second quarter of 2009. We plan to centralize all manufacturing of mechanical products in our Cherry Hill facility. The facility closure and consolidation actions described above are in response to the aforementioned significant reduction in demand we experienced in late 2008 and early 2009.

Our Thermal Products segment consists of our subsidiaries in Sharon, Massachusetts (Temptronic Corporation), El Cajon, California (Sigma Systems Corp.), which we acquired in October 2008, and Germany (Temptronic GmbH).

Our Electrical Product segment consists of our subsidiary in San Jose, California (inTEST Silicon Valley Corporation).

Semiconductor manufacturers use our mechanical products during testing of wafers and specialized packaged ICs. They use our thermal and electrical products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, aerospace, computer, consumer products and telecommunications industries. We custom design most of our products for each customer's particular combination of ATE.

Mechanical Products

Manipulator Products. We offer four lines of manipulator products: the in2(R), the M Series, the Aero Series and the recently introduced Cobal Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. Certain members of the Aero family are also available as a lower-cost solution for dedicated prober-only or handler-only test cell applications.

The in2(R) and Cobal Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and Cobal Series manipulators range in price from approximately $12,000 to $159,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

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

Thermal Products

Our thermal products are sold into the environmental test market encompassing a wide variety of industries including aerospace, automotive, communications, consumer electronics, defense, medical and semiconductor industries. Our thermal products enable a manufacturer to test semiconductor wafers and ICs, electronic components and assemblies, mechanical assemblies and electromechanical assemblies. These products provide the ability to characterize and stress test a variety of materials over extreme and variable temperature conditions that can occur in actual use.

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies, used primarily in the semiconductor industry, quickly change and stabilize the temperature of semiconductor wafers accurately and uniformly during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +400 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $16,000 to $90,000.

ThermoStream(R) Products: Our ThermoStream(R) products are used in the semiconductor industry as a stand-alone temperature management tool, or in a variety of electronic test applications as part of our MobileTemp(TM) systems. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -90 degrees Celsius to as high as +225 degrees Celsius within 1.0 degree Celsius of accuracy. As a stand-alone tool, ThermoStreams(R) provide a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and other devices.

Our MobileTemp(TM) Series combines our ThermoStream(R) products with our family of exclusive, high-speed ThermoChambers(TM) to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp(TM) Systems are designed specifically for small thermal-mass applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic, medical and oil field service industries testing such things as electronic sub-assemblies, sensor assemblies, and printed circuit boards.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) and MobileTemp(TM) products range in price from approximately $6,000 to $45,000.

Our recent acquisition of Sigma has significantly broadened our product line and provided access to a wide array of market applications. Sigma products are used to test or condition products in almost every market, including food, pharmaceutical, medical, electronic test, and material test, to name a few.

Thermal and Humidity Chambers: Our chamber products are available in variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as of -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are priced from $4,000 to $44,000.

Thermal Platforms: Our platforms are available in surface sizes ranging from 7.2 square inches to 396 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning and testing devices with a flat surface. Platforms are available with temperature ranges as broad as -185 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are priced from $4,000 to $32,000.

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal interfaces used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(TM) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(TM) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. We also offer lines of V-Touch and inScrub test sockets for use in final test applications. These products range in price from approximately $1,000 to $100,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 19 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

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

Mechanical and Electrical Products: In North America, we sell to semiconductor manufacturers principally through the use of independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

Our internal sales staff handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California and Texas.

In Europe and Japan, we sell to semiconductor and ATE manufacturers through our internal sales staff and through the use of independent sales representatives. In April 2009, we approved the closure of our Japanese office, which historically has sold our products as well as acted as a distributor for other third-party ATE manufacturers' products in Japan. We have not yet determined a final closure date for this operation. This operation is being closed as a result of the significant reduction in demand we have experienced in our business during the later portion of 2008 and early 2009, as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In China, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through the use of independent sales representatives who are supervised by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas.

Thermal Products: Sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other industries in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other industries. We visit our distributors regularly and have trained them to sell and service all of our thermal products.

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly houses as well as original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of electronic, automotive and aeronautical products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

Texas Instruments Incorporated accounted for 16%, 20% and 19% of our consolidated net revenues in 2008, 2007 and 2006, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47%, 54% and 59% of our net revenues in 2008, 2007 and 2006, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Cascade Microtech, Inc.	Hakuto Co. Ltd.
Cypress Semiconductor Corporation	Flextronics International Ltd.	Avago Technologies
STMicroelectronics N.V.	LTX-Credence Corporation
Texas Instruments Incorporated	Teradyne, Inc.

MANUFACTURING AND SUPPLY

As of December 31, 2008, our principal manufacturing operations consisted of assembly and testing at our facilities in New Jersey, Massachusetts, California, and Singapore. We had manufacturing operations in Germany at our Intestlogic operation through the end of 2008. During the third quarter of 2008, we announced our decision to close this operation and we completed

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

the closure of this facility during the fourth quarter of 2008. In April 2009, we approved the suspension of manufacturing operations at our Singapore operation, which has manufactured products for our Mechanical Products segment. All Mechanical Products segment manufacturing will now be centralized in our Cherry Hill facility. We expect to complete the suspension of manufacturing operations in Singapore by the end of the second quarter of 2009. The consolidation of manufacturing operations in Cherry Hill is being done to reduce our fixed operating costs in response to the significant reduction in demand we have experienced in our business during the later portion of 2008 and early 2009, as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We do not believe the closure of our German manufacturing operation or the suspension of manufacturing operations in Singapore have or will adversely impact our ability to effectively meet our customers' needs. We expect to be able to continue to provide appropriate customer support from our other operations in the U.S. and Asia.

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. Although we purchase certain raw materials and components from single suppliers, we believe that all materials and components are available in adequate amounts from other sources.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our San Jose, California facility obtained ISO 9001:2000 certification and in November 2004, our Massachusetts facility completed ISO 9001:2000 certification. Our facilities in Singapore and El Cajon, California (where Sigma is located) do not have ISO certification.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2008, we employed a total of 32 engineers, who were engaged full time in engineering and product development. During April 2009, we implemented workforce reductions in our three product segments to reduce our fixed operating costs in response to the significant reduction in demand we have experienced in our business during the later portion of 2008 and early 2009. These workforce reductions will be completed by June 30, 2009. Once completed, we expect we will employ 26 engineers. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.1 million in 2008, $5.5 million in 2007 and $5.9 million in 2006 on engineering and product development, respectively.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

third-party product development consultants agree not to disclose any private or confidential information relating to our technology, trade secrets or intellectual property.

As of December 31, 2008, we held 56 active U.S. patents and had 23 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2009 and extending through 2025. During 2008, we had two U.S. patents expire and three U.S. patents were issued. Our acquisition of Sigma Systems provided three U.S. patents and one pending U.S. patent application, which are included in these figures. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our principal competitors for manipulator products are Esmo AG, Reid-Ashman Manufacturing and Advantest Corporation. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturer Teradyne (who is also our customer) on the sale of docking hardware.

Our principal competitors for Thermostream products are Thermonics and FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Advances Temperature Systems GmbH and Espec Corp. Our principal competitors for environmental chambers are Thermotron Industries, Cincinnati Sub-Zero Products, Inc. and Espec Corp. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for tester interface products are Xandex, Inc., Reid-Ashman Manufacturing, Esmo AG and Integrated Test Corporation.

BACKLOG

At December 31, 2008, our backlog of unfilled orders for all products was approximately $2.4 million compared with approximately $4.2 million at December 31, 2007. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2009. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1.    BUSINESS (Continued)

EMPLOYEES

At December 31, 2008, we had 175 full time employees, including 73 in manufacturing operations, 69 in customer support/operations and 33 in administration. During April 2009, we implemented workforce reductions in our three product segments to reduce our fixed operation costs in response to the significant reduction in demand we have experienced in our business during the later portion of 2008 and early 2009. These workforce reductions will be completed by June 30, 2009. Once completed, we expect we will have 107 full time employees, including 40 in manufacturing operations, 45 in customer/support operations and 22 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party consultants to assist us in engineering and product development projects and to assist us with our compliance efforts resulting from the Sarbanes-Oxley Act.

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

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and financial condition would likely suffer, and the price of our stock could be negatively affected.

Current global economic conditions have had an impact on our business and may continue to do so.

Demand for our products and our operating results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed in the future. These uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties may continue to depress future sales of our products and services.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

As discussed in Note 2 to our consolidated financial statements, we have received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

our working capital requirements. If we are not successful in controlling our operating expenses, or if we utilize significant amounts of cash to implement our acquisition strategy or some other strategic alternative, the level of our cash may be eroded and may not be sufficient to operate our business. If we have insufficient cash to operate our business, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business.

We may not be able to raise additional funds necessary to continue operating as a going concern on favorable terms or at all.

Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and/or generate additional revenue. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Accordingly, the value of our company in liquidation may be different from the amounts set forth in our financial statements. The uncertainty about our ability to continue as a going concern may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, or at all, and may limit our ability to obtain new business due to potential customers' concern about our ability to deliver products or services.

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to implement our acquisition strategy or other strategic alternatives, we will erode our cash resources and may not have sufficient cash to operate our businesses.

As of December 31, 2008, we had cash and cash equivalents of $7.1 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 which have continued into the first and second quarter of 2009 in order to conserve cash and reduce costs. These actions include workforce reductions, temporary salary reductions, furloughs and facility closures, as more fully discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time. As a result of our continued operating losses, as of May 31, 2009 (unaudited) our cash and cash equivalents have declined to $3.8 million. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business.

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
    the current worldwide economic slowdown;
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

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

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2008, 2007 and 2006, our product warranty charges (recoveries) were $55,000, $(198,000) and $378,000, or 0.1%, (0.4)% and 0.6% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product "families" which typically have higher levels of warranty claims than existing product families and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Our business is subject to intense competition.

We face significant competition throughout the world in each of our product segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than we do. In order to remain competitive, we must be able to continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. More recently, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price based competition, which could materially adversely affect our business, financial condition and results of operations.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Texas Instruments Inc. accounted for 16%, 20% and 19% of our consolidated net revenues in 2008, 2007 and 2006, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47%, 54% and 59% of our net revenues in 2008, 2007 and 2006, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

In addition to the cyclicality of the semiconductor market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We believe that in recent years there have been a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

Our customers' purchasing patterns can vary significantly from month to month and cannot be easily predicted, thus resulting in fluctuations in our backlog and quarterly results.

Our backlog at December 31, 2008 was $2.4 million compared to $4.2 million at December 31, 2007. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced problems with several customers in collecting outstanding accounts receivable due to cash flow difficulties related to the global economic recession.

Historically, the majority of our customers have paid their outstanding accounts receivable due to us within 30 to 60 days of the shipment date. Recently, as a result of the global economic recession, we have seen many of our customers delay the payment of their outstanding accounts receivable due to us. In addition, we have had two customers recently enter bankruptcy, which may significantly delay collection or reduce the amount we will ultimately collect of the outstanding accounts receivable they owe us. We may have additional customers seek relief under bankruptcy that would delay the collection of other outstanding accounts receivable. As a result, we may need to begin to factor our accounts receivable in order to maintain reasonable levels of cash to operate our business.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative impact on our business.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees. More recently, in response to the significant operating losses we have sustained and in an effort to conserve cash, we have implemented workforce reductions, temporary salary reductions and furloughs, reduced or eliminated certain employee benefits and closed facilities. These actions have had a negative impact on overall employee morale. To date, we have not experienced any significant employee turnover as a result of these actions, which we believe is most likely the result of the impact of the global economic recession and increased levels of unemployment in most of the markets in which we operate. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries, eliminate furloughs and return employee benefits which have been previously eliminated, we may not be able to retain our senior management and other key employees. Our business could suffer if we are unable to retain one of more of our senior officers or other key employees.

Significant fluctuations in our net revenues and operating results strain our management, employees and other resources.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

Over the last several years, we have experienced significant fluctuations in our net revenues and operating results. As a result of these sometimes sudden and significant changes in our market, we have implemented cost controls, including salary and benefit reductions, furloughs and restructured our operations. We may implement additional new initiatives to more closely align our cost structure with current market demands. Such fluctuations in our net revenues and operating results, compensation changes and restructuring place strain on our management, employees and other resources.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2009 and 2025, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 27% and 26% of consolidated net revenues in 2008 and 2007, respectively. Export sales from our U.S. manufacturing facilities totaled $17.0 million, or 44% of consolidated net revenues, in 2008 and $17.2 million, or 35% of consolidated net revenues, in 2007. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 15% in 2008 and 12% in 2007. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

A significant portion of our cash position is maintained overseas.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements or we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

We conduct business in foreign currencies, and fluctuations in the values of those currencies could result in foreign exchange losses.

In 2008, approximately 4% of our net revenues were denominated in Japanese yen and approximately 12% were denominated in Euros. During 2008, we recorded foreign exchange currency transaction losses of $148,000. Future fluctuations in the value of the Japanese Yen or the Euro could result in foreign exchange gains or losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Japanese yen or Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against the majority of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Changes in securities laws and regulations have increased, and may continue to increase, our costs of compliance with such laws and regulations.

Changes in securities laws and regulations have increased our legal compliance and financial reporting costs. Additional recent changes and future changes in securities regulations are expected to continue to affect our costs. In order to comply with certain requirements of the Sarbanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred, and expect to incur significant additional expenses in future periods to comply with these new requirements, including the requirement for the review of our internal control system by our independent registered public accounting firm during the year ended December 31, 2009. We are continuing to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The inability to maintain effective internal control over financial reporting may result in a loss of investor confidence in the accuracy and completeness of our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement that law require us to include in our Form 10-K for the year ended December 31, 2008, an annual report by our management regarding the effectiveness of our internal control over financial reporting. In the year ending December 31, 2009, we will be required to include in our Annual Report on Form 10-K an attestation report by our independent registered public accountant (our IRPA), reporting as to whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the relevant year. During our assessment process, if our management identifies one or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal control is effective. While our assessment (as reported in Item 9A(T) of this Report) is that our internal control over financial reporting was effective as of December 31, 2008, the effectiveness of our internal control in future periods cannot be assured, and the effectiveness of our internal control over financial reporting may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of any future date, or if our IRPA does not attest to the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We are not in compliance with the requirements for continued listing on NASDAQ due to the late filing of this Report and our Quarterly Report on Form 10-Q for the period ending March 31, 2009. Consequently, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares, and our ability to raise additional capital.

We are not presently in compliance with the requirements for continued listing on The NASDAQ Global Market ("Global Market") due to the late filing of this Report and our Quarterly Report on Form 10-Q for the period ending March 31, 2009. Consequently, our common shares could be delisted from trading on the Global Market. In addition, another requirement for continued listing is that the closing bid price for our common stock be above $1.00 per share (the "Minimum Bid Price Rule"). NASDAQ has suspended the Minimum Bid Price Rule until July 20, 2009. If the closing bid price for our common stock is not at that time in excess of $1.00 per share, NASDAQ may take action on that basis. If we receive a notice from NASDAQ that we are not in compliance with the requirement of the Minimum Bid Price Rule, we would have 180 days to regain compliance by having the bid price of our common shares close at $1.00 per share or more for a minimum of 10 consecutive business days

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 1A. RISK FACTORS (Continued)

prior to the end of the 180-day period. If we fail to satisfy the continued listing requirements of the Global Market, our common shares could be delisted from the Global Market in which case our common shares would be traded on The NASDAQ Capital Market ("Capital Market"), if we satisfy it's minimum initial listing requirements, or The OTC Bulletin Board ("OTC"), if we do not satisfy the minimum initial listing requirements of the Capital Market. As of December 31, 2008, we do not currently meet the minimum initial listing requirements of the Capital Market . There can be no assurance that our common shares would be eligible for trading on any such alternative exchange or market. If we are delisted from NASDAQ, it could materially reduce the liquidity of our common shares, impact the price of our common shares, and impair our ability to raise capital.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2008, we leased 8 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2008.

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	80,000	Corporate headquarters and design, manufacturing, service and sales - mechanical products.
Sharon, MA	2/11	62,400	Design, manufacturing, service and sales - thermal products.
San Jose, CA	4/12	25,088	Design, manufacturing, service and sales - electrical products

We currently have excess space in all facilities we lease and expect these facilities will meet our foreseeable future needs. During 2007, we determined that we had excess capacity in our Cherry Hill facility and negotiated an early exit on the lease for a portion of that facility. In April 2009, in response to the significant reduction in demand we experienced in our business during the later portion of 2008 and early 2009, we approved the closure of a facility that we currently lease in Tokyo, Japan. We expect this facility closure to be completed by June 30, 2009. Our leased facility in Japan, which is part of our Mechanical Products segment, is currently leased under a month-to-month lease which requires a six-month advance notice to terminate; we provided a termination notice to our landlord in early April. We have not yet been able to determine what our total facility closure costs will be.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the fourth quarter of 2008.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Global Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2008	High	Low
First Quarter	$ 2.59	$ 1.75
Second Quarter	2.20	1.60
Third Quarter	1.97	1.05
Fourth Quarter	1.18	.10

2007
First Quarter	4.86	4.01
Second Quarter	4.93	4.07
Third Quarter	4.86	3.00
Fourth Quarter	3.39	2.05

On June 15, 2009, the closing price for our common stock as reported on the NASDAQ Global Market was $0.20. As of June 15, 2009, we had 10,057,706 shares outstanding that were held of record by approximately 800 shareholders.

We have not paid dividends on our common stock since our initial public offering in 1997, and we do not plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our board of directors. In addition, our current credit agreement prohibits us from paying cash dividends without the lender's prior consent.

We are not in compliance with the requirements for continued listing on NASDAQ due to the late filing of this Report and our Quarterly Report on Form 10-Q for the period ending March 31, 2009. Consequently, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares and our ability to raise additional capital.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 6.   SELECTED FINANCIAL DATA (Continued)
	Years Ended December 31,
	2008	2007	2006	2005	2004
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$38,790	$48,705	$62,346	$53,359	$71,211
Gross margin	13,785	18,695	26,307	19,780	28,869
Operating income (loss)	(9,440)	(6,853)	3,520	(3,508)	1,745
Net earnings (loss)	(9,133)	(6,739)	2,871	(3,620)	1,270
Net earnings (loss) per common share:
Basic	$(0.97)	$(0.73)	$0.32	$(0.41)	$0.15
Diluted	$(0.97)	$(0.73)	$0.31	$(0.41)	$0.14
Weighted average common shares outstanding :
Basic	9,465	9,215	9,047	8,807	8,480
Diluted	9,465	9,215	9,188	8,807	8,804

	As of December 31,
	2008	2007	2006	2005	2004
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 7,137	$12,215	$13,174	$ 7,295	$ 7,686
Working capital	10,680	18,649	20,393	16,195	18,428
Total assets	20,492	27,723	35,759	30,869	33,167
Long-term debt, net of current portion	1,526	8	16	23	47
Total stockholders' equity	13,467	21,507	26,822	22,806	26,118

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to our consolidated financial statements, our recurring losses from operations and deteriorating cash flow raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See, also, "Risk Factors".

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict and in recent years have become more volatile and, in most cases, shorter in duration. Because the industry cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the second half of 2008, the deterioration in the global economy had a significant negative impact on the demand for ATE. While all of our product segments experienced declines in the demand for their products during the second half of 2008, some experienced greater reductions in demand than others. Our Mechanical Products (formerly known as Manipulator and Docking Hardware) and Electrical Products (formerly known as Tester Interface) segments both experienced declining bookings throughout 2008; however the reductions in the second half of the year were more significant. The declines in bookings between the first quarter and the fourth quarter of 2008 were 73% in the Mechanical Products segment and 85% in the Electrical Products segment. These declines continued into the first quarter of 2009, with Mechanical Products and Electrical Products segment's bookings down 79% and 93%, respectively, from the first quarter of 2008. We believe the significant declines in the bookings of both of these segments is due to the reduction in demand for ATE resulting from falling ATE utilization rates at our customers, who have experienced weakened demand for their products due to the global economic recession.

Our Thermal Products (formerly known as Temperature Management) segment experienced increased bookings in the first half of 2008 and then reduced bookings in the second half of the year. The fourth quarter 2008 bookings for the Thermal Products segment, adjusted to eliminate the impact of the acquisition of Sigma Systems which was acquired in October 2008, declined 39% from the second quarter of 2008. This trend continued into the first quarter of 2009, with Thermal Products segment bookings, adjusted to eliminate the impact of Sigma, down 68% from the second quarter of 2008. We believe the lower level of declines experienced by the Thermal Products segment reflect the diversification of industries outside semiconductor served by the Thermal Products segment.

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, in recent years we have begun to market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, but it is difficult to quantify the impact of these practices from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Years Ended December 31,
Net revenues from unaffiliated customers:	2008	2007	2006
Mechanical Products	$15,001	$22,070	$35,244
Thermal Products	18,753	22,064	22,794
Electrical Products	6,759	6,673	7,328
Intersegment sales	(1,723)	(2,102)	(3,020)
	$38,790	$48,705	$62,346
Intersegment sales:
Mechanical Products	$ 27	$ 8	$ 4
Thermal Products	1,237	1,746	2,475
Electrical Products	459	348	541
	$1,723	$2,102	$3,020
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$14,974	$22,062	$35,240
Thermal Products	17,516	20,318	20,319
Electrical Products	6,300	6,325	6,787
	$38,790	$48,705	$62,346
Net revenues from unaffiliated customers:
U.S.	$29,225	$36,377	$42,559
Europe	3,888	6,637	5,742
Asia-Pacific	5,677	5,691	14,045
	$38,790	$48,705	$62,346

Our consolidated net revenues for the year ended December 31, 2008 decreased $9.9 million or 20% as compared to 2007. The net revenues (net of intersegment sales) of our Mechanical Products and Thermal Products segments decreased 32% and 14%, respectively, during 2008 as compared to 2007, while the net revenues of our Electrical Products segment increased 1% during 2008 as compared to the prior year. Adjusted to exclude the net revenues of Sigma Systems Corp. ("Sigma") which we acquired in October 2008 as further discussed in Note 3 to our consolidated financial statements, our consolidated net revenues would have decreased by $10.9 million or 22% and the net revenues (net of intersegment sales) of our Thermal Products segment, in which the results of Sigma are included, would have decreased by 19% in 2008 as compared to 2007.

Total orders for the year ended December 31, 2008 decreased to $37.0 million on a consolidated basis as compared to $48.1 million for 2007. For our Mechanical Products, Thermal Products and Electrical Products segments, total orders for 2008 were $14.3 million, $17.1 million and $5.6 million, respectively, compared to $21.4 million, $20.1 million and $6.6 million, respectively, for 2007. Adjusted to exclude the orders of Sigma, total consolidated orders for 2008 would have been $35.5 million and total orders for our Thermal Products segment, would have been $15.6 million in 2008 as compared to 2007.

We believe that the decline in our net revenues and orders in 2008 reflects further declines in the level of demand in the ATE market in 2008 as compared to 2007, the deterioration in the global economy during the latter part of 2008 as well as many of the factors discussed in the Overview. Both our Mechanical Products and Electrical Products segments continue to be significantly affected by the aforementioned shifts in the competitive landscape within the ATE market, while our Thermal Products segment has been less impacted by these changes in demand as a result of our ability to successfully market our Thermostream products outside the semiconductor industry. In addition, Sigma, which we acquired in October 2008 and which is included in our Thermal Products segment, sells to several markets outside the semiconductor industry. In both 2008 and 2007, approximately 32% of our Thermal Products segment's net revenues were attributable to customers in markets outside of semiconductor test.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

While we experienced reduced levels of demand throughout 2008 in both our Mechanical Products and Thermal Products segments, all three of our segments experienced declines in demand during the second half of the year, and particularly in the fourth quarter of 2008, which we believe reflects both the continued slowdown in demand in the ATE market combined with the impact of the current global economic recession. As a result of these significant declines in demand during the second half of 2008, the net revenues (net of intersegment sales) of our Mechanical Products, Thermal Products (excluding the net revenues of Sigma) and Electrical Products segments declined 37%, 17% and 63%, respectively, during the second half of 2008 as compared to the first half of the year.

As previously mentioned, although our Electrical Products segment experienced a decline in net revenues during the second half of 2008 as compared to the first half of the year, for 2008 as a whole, the net revenues of our Electrical Products segment increased 1% compared to 2007. We attribute the increase in the net revenues of our Electrical Products segment in 2008 as compared to 2007 primarily to a significantly higher level of orders during the first half of the year for certain new product designs which this segment had been developing in late 2007 and early 2008 for a particular OEM customer. In addition, the second quarter of 2008 also included several orders from this same customer for certain existing product designs sold by this segment. The level of orders for both new and existing product designs from this customer in the third and fourth quarters of 2008 was significantly lower than the level experienced during the first half of 2008. Furthermore, during the third quarter of 2008, this customer indicated that they would not be placing any significant additional orders with any of their vendors for the time being. We believe this action by our customer reflects both the impact of the continued reduction in demand in the ATE market as well as the global economic crisis which has worsened in recent months.

During 2008, our net revenues from customers in the U.S. decreased 20%. After adjustment to eliminate the impact of changes in foreign currency exchange rates, our net revenues from customers in Europe and Asia decreased 46% and 8%, respectively, during 2008 as compared to 2007. The larger percentage decrease in our net revenues from customers in Europe primarily reflects lower demand experienced by our Intestlogic operation in Germany, which we announced our decision to close during the third quarter of 2008. The smaller percentage decrease in our net revenues from customers in Asia primarily reflects increased sales during 2008 of third-party products distributed by our operation in Japan. In the second half of 2007, our net revenues from customers in Asia had significantly declined, primarily as a result of the loss by our Japanese operation of one of the third-party product lines they had been distributing. In 2008, this operation found new distribution opportunities and began to see an increase in net revenues as a result. This increase in sales of third-party products partially offset the decreases in the sales of our internally developed products and resulted in the smaller percentage decline from customers in this region in 2008 as compared to 2007. However, this operation began experiencing more significant operating losses in late 2008 due to the global recession, and, in April 2009, we decided to close this operation, as more fully discussed under "Business Restructuring Initiatives" below.

Backlog

At December 31, 2008, our backlog of unfilled orders for all products was approximately $2.4 million compared with approximately $4.2 million at December 31, 2007. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2009. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to date to reduce our operating cost structure are described below. The review of our operations is on-going. In addition, in April 2009, we retained a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and shareholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. See "Risk Factors". We will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

2009 Restructuring Actions to Date
On January 15, 2009, we approved a reduction in workforce in our Thermal Products segment of 5 employees, representing approximately 6% of the total employees in this segment. We incurred approximately $60,000 in total costs related to this action for one-time termination benefits. These costs were incurred in the first quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We completed the communication of these actions to our employees on January 22, 2009, and expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $324,000.

Effective March 1, 2009, we implemented salary reductions in each of our three product segments by means of a one-week furlough out of every four weeks in the case of the Mechanical Products and Electrical Products segments (a 25% reduction) and a one-week furlough each month in the case of the Thermal Products segment (a 23% reduction).

On April 8, 2009, we approved reductions in workforce in our Mechanical Products, Thermal Products and Corporate segments of 13, 11 and one employee, respectively, which represented 20%, 15% and 20%, respectively, of the employees in each of these segments. We will incur approximately $135,000 in total costs related to these actions for one-time termination benefits. These costs will be incurred in the second and third quarters of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152,000. We completed the communications of these actions to our employees on April 15, 2009.

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. We have not yet determined the final termination dates for these employees or an estimate of the one-time termination benefits and facility closure costs associated with the closure of our Japanese operations.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment. We plan to terminate 8 employees and notified these employees of their planned termination on April 20, 2009. We have not yet determined the final termination dates for these employees, but we currently expect these actions to be completed by June 30, 2009. We currently estimate that we will incur approximately $43,000 in total costs related to this action for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009. In connection with this action, we plan to centralize manufacturing of manipulator and docking hardware products in our Cherry Hill, New Jersey operation.

The reduction in force noted above for the Mechanical Products segment totaled 13 employees, representing 26% of the employees in this segment.

On April 27, 2009, we approved workforce reductions in our Electrical Products segment. On April 30, 2009 we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We will incur approximately $76,000 in total costs related to these actions for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009.

We currently expect that the completed actions taken in these segments and company wide in April 2009 will reduce our annual operating expenses by approximately $3.0 million. All of these actions were taken to further reduce our operating expenses in response to current business conditions.

In May 2009, we modified the one-week furloughs we implemented on March 1, 2009. In our Mechanical Products and Electrical Products segments, for employees earning over $75,000 annually we changed from a one-week furlough in every four weeks to a 25% temporary salary reduction. In our Thermal Products segment, for employees earning over $70,000 annually we changed from a one-week furlough per month to a 23% temporary salary reduction. In cases where the 25% temporary salary reduction would reduce an employee's annual salary below $75,000 (or where the 23% temporary salary reduction would reduce an employee's annual salary below $70,000) we did not reduce the employee's annual salary below $75,000 (or $70,000).

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2008 Mechanical Products Segment Restructuring Actions
On June 30, 2008, we announced that we were reducing the workforce in our Mechanical Products segment by 18 employees, representing 18% of the total employees in this segment, and implementing a reduced work week for our manufacturing facility in Amerang, Germany (the "Q2 2008 MP Workforce Reduction"). The total costs incurred related to this action were $200,000. These costs represented one-time termination benefits. This action was completed in the third quarter of 2008. We expect that the completed Q2 2008 MP Workforce Reduction will reduce our annual operating expense structure by approximately $1.4 million.

On September 12, 2008, we approved a restructuring plan for our Mechanical Products segment (the "Q3 2008 MP Plan"). As a part of this plan, we permanently closed our manufacturing facility in Amerang, Germany and our engineering and sales office in the U.K. In addition to these facility closures, we reduced our domestic workforce by 4 employees, which represented approximately 7% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this segment, temporarily reduced the fees paid to members of our Board of Directors and implemented permanent reductions for expenses related to our use of third-party vendors. Effective January 1, 2009, we implemented additional temporary and permanent cost reductions associated with our employee benefit plans. This includes the temporary suspension of our 401(k) matching contributions and the implementation of an employee contribution of a portion of the cost of medical coverage for our domestic employees in this segment. The total costs incurred related to these actions were $331,000, which is made up of $140,000 for one-time termination benefits and $191,000 for facility closure costs. These actions were completed during the fourth quarter of 2008. We expect that the completed Q3 2008 MP Plan will reduce our annual operating expense structure by approximately $2.2 million.

On December 9, 2008, we approved a further reduction in workforce in our Mechanical Products segment of 9 employees, representing approximately 11% of the total employees in this segment (the "Q4 2008 MP Plan"). We incurred approximately $101,000 in total costs related to this action for one-time termination benefits. These costs were incurred in the fourth quarter of 2008. In addition to the reduction in workforce, we reduced by 40% the hours worked by three employees and reduced by 25% the salary of two employees. These actions were taken to reduce the operating expenses of this segment in response to continued operating losses. These actions were completed during the fourth quarter of 2008. We expect that the completed Q4 2008 MP Plan will reduce our annual operating expense structure by approximately $798,000.

2008 Electrical Products Segment Restructuring Actions
On September 12, 2008, we approved a restructuring plan for our Electrical Products segment (the "Q3 2008 EP Plan"). As a part of this plan, we reduced our workforce by 3 employees, which represented approximately 9% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this segment, and, effective January 1, 2009, we implemented additional temporary and permanent cost reductions associated with our employee benefit plans, similar to those discussed above for the Q3 2008 MP Plan. The total costs incurred related to this action were $8,000, which represented one-time termination benefits. This action was completed in the third quarter of 2008. We expect that the completed Q3 2008 EP Plan will reduce our annual operating expense structure by approximately $546,000.

On November 19, 2008, we approved a further reduction in workforce in our Electrical Products segment of 10 employees, representing approximately 36% of the total employees in this segment (the "Q4 2008 EP Plan"). We incurred $77,000 in total costs related to this action for one-time termination benefits. This action was taken to reduce the operating expenses of this segment in response to continued operating losses. These actions were completed during the fourth quarter of 2008. We expect that the completed Q4 2008 EP Plan will reduce our annual operating expense structure by approximately $646,000.

Impairment Charges

Generally accepted accounting principles require us to perform at least an annual assessment for impairment of goodwill and other indefinite life intangible assets and to monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. At December 31, 2008, we had goodwill and indefinite life intangible assets which totaled $2.2 million. At December 31, 2008 we also had long-lived assets which totaled $1.5 million and consisted of finite-lived intangible assets of $836,000 and property and equipment of $617,000. During 2008 and 2007, we recorded

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

impairment charges for goodwill of $130,000 and $2.8 million, respectively. During 2008 and 2007, we recorded impairment charges related to long-lived assets of $1.4 million and $535,000, respectively. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of these charges.

Acquisitions

In July 2008, we acquired the assets of Diamond Integration, L.L.C., ("Diamond") a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The total cost to acquire these assets was $262,000. The results of Diamond are included in our Mechanical Products segment. Please see Note 3 of the footnotes to our consolidated financial statements for detail of the purchase price allocation.

As previously mentioned in the discussion of Net Revenues and Orders, on October 6, 2008, we acquired Sigma, a manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and ATE. Sigma is included in our Thermal Products segment and has expanded our product offerings outside the ATE market. We believe Sigma's products are highly complementary to our other thermal products and will greatly facilitate our further penetration into non-ATE markets. The purchase price was approximately $3.5 million and was paid with $1.0 million in cash, 550,000 shares of our common stock, and the issuance of non-negotiable promissory notes in an aggregate principal amount equal to $1.5 million. In addition, during the closing of the transaction we repaid $303,000 of debt on the books of Sigma and incurred transaction costs of $226,000. Please see Note 3 of the footnotes to our consolidated financial statements for detail of the purchase price allocation.

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

We incurred charges for excess and obsolete inventory of $1.0 million, $830,000 and $431,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. The increase in excess and obsolete inventory charges in 2008 and 2007 reflects the reduced demand for certain of our products, primarily in our Mechanical Products and Electrical Products segments. See also the section entitled "Critical Accounting Policies."

During the years ended December 31, 2008, 2007 and 2006 we utilized $102,000, $155,000 and $335,000, respectively, of material in production that had been written off as obsolete in prior periods. When previously written off inventory material is used in production, it has a zero cost basis and as a result, has the impact of improving our gross margin in the period used. For the years ended December 31, 2008, 2007 and 2006, the use of previously obsoleted inventory materials did not materially change our gross margin.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2008, 2007 and 2006, our product warranty charges (recoveries) were $55,000, $(198,000) and $378,000, or 0.1%, (0.4)% and 0.6% of net revenues, respectively. The downward trend in our product warranty charges has been driven by a number of factors including recent improvements in product quality. In addition, warranty claims are typically highest when new products are introduced, and during these years there were no significant sales of newly introduced product families in our Mechanical Products segment.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2008, 2007 and 2006, our OEM sales as a percentage of net revenues were 17%, 21% and 23%, respectively.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Percentage of Net Revenues Years Ended December 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	64.5	61.6	57.7
Gross margin	35.5	38.4	42.3
Selling expense	20.3	17.4	14.4
Engineering and product development expense	13.1	11.3	9.5
General and administrative expense	20.8	16.8	12.8
Impairment of long-lived assets	3.5	1.1	0.0
Impairment of goodwill	0.3	5.9	0.0
Restructuring and other charges	1.8	0.0	0.0
Operating income (loss)	(24.3)	(14.1)	5.6
Other income	0.9	0.8	0.8
Earnings (loss) before income tax expense	(23.4)	(13.3)	6.4
Income tax expense	0.1	0.5	1.8
Net earnings (loss)	(23.5)%	(13.8)%	4.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues. Net revenues were $38.8 million for 2008 compared to $48.7 million for 2007, a decrease of $9.9 million or 20%. During 2008, the net revenues (net of intersegment sales) of our Mechanical Products and Thermal Products segments decreased 32% and 14%, respectively, as compared to 2007, while the net revenues of our Electrical Products segment increased 1% during 2008 as compared to the prior year. Adjusted to exclude the net revenues of Sigma which we acquired in October 2008 as further discussed in Note 3 to our consolidated financial statements, our consolidated net revenues would have decreased by $10.9 million or 22% and the net revenues (net of intersegment sales) of our Thermal Products segment, in which the results of Sigma are included, would have decreased by 19% in 2008 as compared to 2007. The decrease in our net revenues reflects lower levels of demand experienced in 2008 as compared to 2007 by our Mechanical Products and Thermal Products segments resulting from the factors previously discussed in the Overview. As previously discussed, sales of our tester interface products experienced higher levels of demand during the first half of 2008, primarily due to an increase in orders for new and existing product designs from one particular OEM customer. This increase in demand during the first half of 2008 was the primary reason that total net revenues for 2008 for this segment increased 1% over the level experienced in 2007.

Gross Margin. Gross margin was 36% for 2008 as compared to 38% for 2007. The decrease in gross margin was primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs decreased $1.1 million in 2008 as compared to 2007, they were not as fully absorbed during 2008 due to the lower net revenue levels as compared to 2007 which resulted in these costs increasing to 22% of net revenues in 2008 as compared to 19% of net revenues in 2007. The $1.1 million decrease in fixed operating costs was primarily driven by reductions in salaries and benefits expense, lower levels of depreciation, and a reduction in facilities costs. Salaries and benefits expense declined in 2008 as compared to 2007 as a result of headcount reductions and other compensation reductions related to our various restructuring plans implemented during 2008. The decrease in depreciation reflects a lower asset base as of December 31, 2008 compared to December 31, 2007. Facilities costs were lower in 2008 as compared to 2007 primarily as a result of lower rent expense due to a reduction in the size of our facility in Cherry Hill, New Jersey. These decreases were partially offset by fixed labor and overhead costs at our machine shop in Cherry Hill which were not as fully absorbed due to lower volume at this operation during 2008 as compared to 2007 as well as the addition of $164,000 of fixed operating costs resulting from the operations of Diamond which we acquired in July 2008.

To a lesser extent, both direct labor and charges for excess and obsolete inventory increased as a percentage of net revenues in 2008 as compared to 2007. In absolute dollar terms, direct labor declined $72,000 during 2008 as compared to 2007 reflecting reduced headcount. However, similar to our fixed operating costs, as a result of the reduced revenue levels, these costs were not as fully absorbed in 2008 as compared to 2007. Charges for excess and obsolete inventory increased both in absolute dollar

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

terms and as a percentage of net revenues during 2008 as compared to 2007. The $203,000 increase in the absolute dollar amount of these charges was primarily related to inventory at our manufacturing facility in Amerang, Germany, which we closed during 2008.

The increases in fixed operating costs, direct labor and excess and obsolete inventory charges as a percentage of net revenues were partially offset by a reduction in component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $7.9 million for 2008 compared to $8.5 million for 2007, a decrease of $591,000 or 7%. The decrease was primarily driven by lower levels of commissions as a result of the lower sales levels. To a lesser extent, there was also a reduction in travel reflecting both our cost containment efforts and the generally lower level of business activity in 2008 as compared to 2007. These decreases were partially offset by an increase in warranty charges. Total warranty charges were $55,000 in 2008 compared to warranty recoveries of $(198,000) in 2007, which reflected favorable claims experience.

Engineering and Product Development Expense. Engineering and product development expense was $5.1 million for 2008 compared to $5.5 million for 2007, a decrease of $455,000 or 8%. The decrease is primarily a result of lower salary and benefits expense, reflecting lower headcount and other compensation adjustments related to our restructuring plans. To a lesser extent there was also a reduction in the use of third-party consultants. These decreases were partially offset by an increase in spending on research and development materials and legal fees related to our intellectual property. The increase in spending on research and development materials was primarily at our facility in Amerang, Germany where development of a new family of manipulators had been ongoing. These development efforts were transferred to our facility in Cherry Hill, New Jersey when the facility in Germany was closed in the fourth quarter of 2008.

General and Administrative Expense. General and administrative expense was $8.1 million for 2008 compared to $8.2 million for 2007, a decrease of $118,000 or 1%. Lower salary and benefits expense reflecting lower headcount and other reductions in compensation, as previously discussed, was partially offset by an increase in fees related to third-party professionals retained in connection with the closure of our facility in Amerang, Germany as well as the acquisition of Sigma.

Impairment of Long-Lived Assets. During 2008, due to the significant operating losses experienced by our Mechanical Products and Electrical Products segments, combined with our forecasts that indicated potential future losses for these segments, we recorded a charge of $1.4 million for the partial impairment of certain long-lived assets. The impaired assets which are allocated to our Electrical Products segment include property and equipment. The impaired assets which are allocated to our Mechanical Products segment include intangible assets which consist of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002, a customer list and a non-compete agreement which resulted from our acquisition of Diamond in July 2008, as well as certain property and equipment held by our Cherry Hill manufacturing facility and our Japanese sales and distribution operation. During 2007, due to the significant operating losses experienced by our Mechanical Products segment, combined with our forecasts that indicated potential future losses for this product segment, we recorded a charge of $535,000 for the partial impairment of certain long-lived assets. These long-lived assets consisted of property and equipment at our Cherry Hill manufacturing facility. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of these charges.

Impairment of Goodwill. During 2008 and 2007, due to the significant operating losses experienced by our Mechanical Products segment, combined with our forecasts that indicated potential future losses for this segment, we recorded charges of $130,000 and $2.8 million, respectively. In 2008, the charge represented the full impairment of the goodwill that resulted from the acquisition of Diamond in July 2008. In 2007, the charge represented the full impairment of goodwill related to the prior acquisition of the minority interests in our foreign subsidiaries. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of these charges.

Restructuring and Other Charges. Restructuring and other charges were $717,000 for 2008. There were no restructuring and other charges in 2007. As previously discussed, during the second half of 2008, we implemented several restructuring plans which included workforce reductions and facility closures. The costs incurred were for one-time termination benefits and lease termination costs related to these actions. In connection with the current review of our operations, we will likely incur restructuring charges in the future, however, we cannot predict the amount at this time.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income. Other income was $360,000 for 2008 compared to $392,000 for 2007, a decrease of $32,000. The decrease in other income was primarily due to a decrease in interest income reflecting lower average cash balances. This decrease was partially offset by an increase in other income related to the growth in the cash surrender value of life insurance policies purchased to fund employee benefits at our Japanese subsidiary.

Income Tax Expense. For 2008, we recorded income tax expense of $53,000 compared to $278,000 for 2007. Our effective tax rate was (1)% for 2008 compared to (4)% for 2007. We record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. During 2008, the income tax expense recorded primarily represents income tax expense on the taxable income of one of our foreign operations where we do not have a history of operating losses and therefore do not have net operating loss carryforwards to offset income tax expense on those earnings.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues were $48.7 million for 2007 compared to $62.3 million for 2006, a decrease of $13.6 million or 22%. During 2007, the net revenues (net of intersegment sales) of our Mechanical Products and Electrical Products segments decreased 37% and 7%, respectively, as compared to 2006, while the net revenues (net of intersegment sales) of our Thermal Products segment remained relatively unchanged. The decrease in our net revenues reflects lower levels of demand experienced in 2007 as compared to 2006 by our Mechanical Products and Electrical Products segments resulting from the factors previously discussed in the Overview. As previously discussed, sales of our thermal products have not been as significantly affected as our other products by the changes in demand in the semiconductor industry, in part due to our ability to diversify sales.

Gross Margin. Gross margin was 38% for 2007 as compared to 42% for 2006. The decrease in gross margin was primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although the absolute dollar amount of these costs decreased $427,000 in 2007 as compared to 2006, they were not as fully absorbed during 2007 due to the lower net revenue levels as compared to 2006 which resulted in these costs increasing to 19% of net revenues in 2007 as compared to 16% of net revenues in 2006. The $427,000 decrease in fixed operating costs was primarily driven by reductions in insurance premiums, lower levels of depreciation, lower salaries and benefits expense and a reduction in facilities costs. The reduction in insurance premiums primarily reflects the reduction in the volume of business activity in 2007 as compared to 2006. The decrease in depreciation reflects a lower asset base as of December 31, 2007 compared to December 31, 2006. Salaries and benefits expense declined in 2007 as compared to 2006 as a result of headcount reductions during 2007, primarily in our Electrical Products segment. Facilities costs were lower in 2007 as compared to 2006 primarily as a result of lower utilities and related facilities costs for our thermal products operation in Sharon, Massachusetts combined with lower rent expense due to a reduction in the size of our facility in Cherry Hill, New Jersey, commencing in October 2007. These decreases were partially offset by fixed labor and overhead costs at our machine shops in Cherry Hill and Silicon Valley which were not as fully absorbed due to lower volume at these operations during 2007 as compared to 2006.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling Expense. Selling expense was $8.5 million for 2007 compared to $8.9 million for 2006, a decrease of $473,000 or 5%. The decrease was primarily driven by lower levels of warranty charges, reflecting favorable claims experience. To a lesser extent, there was also a reduction in fees paid to third parties for installation of our products at customer sites, primarily in Asia, and lower levels of commissions as a result of the lower sales levels. These decreases were partially offset by an increase in salary and benefits expense reflecting increased headcount, primarily at our Thermal Products and Mechanical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $5.5 million for 2007 compared to $5.9 million for 2006, a decrease of $400,000 or 7%. During 2006, we received $700,000 in reimbursement payments for engineering services under a contract with one of the customers of our Electrical Products segment. This reimbursement offset $379,000 of salary and benefits expense and expenditures for research and development materials incurred during 2006, as well as reimbursing $321,000 of development costs incurred in periods prior to the negotiation of this reimbursement contract. The reduction in engineering and product development costs in 2007 as compared to 2006 (after excluding the reimbursement of prior period costs from 2006) is primarily the result of lower salary and benefits expense, reflecting fewer staff, and a reduction in spending on research and development materials, reflecting fewer new product development projects in the prototype phase which require increased spending on research and development materials.

General and Administrative Expense. General and administrative expense was $8.2 million for 2007 compared to $7.9 million for 2006, an increase of $274,000 or 4%. The increase was primarily driven by an increase in salary and benefits expense which reflects both a $119,000 severance payment in 2007 to the former managing director of our Intestlogic operation as well as the restoration of salaries and benefits in the second and third quarters of 2006 that had been reduced in late 2004 and early 2005 as part of our cost containment initiatives during those years. This increase was partially offset by decreases in performance based compensation as a result of our overall and segment performance for 2007.

Impairment of Long-Lived Assets. During 2007, due to the significant operating losses experienced by our Mechanical Products segment, combined with our forecasts that indicated potential future losses for this product segment, we recorded a charge of $535,000 for the partial impairment of certain long-lived assets. These long-lived assets consisted of property and equipment at our Cherry Hill manufacturing facility. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of this charge. There was no similar charge in 2006.

Impairment of Goodwill. During 2007, due to the significant operating losses experienced by our Mechanical Products segment, combined with our forecasts that indicated potential future losses for this product segment, we recorded a charge of $2.8 million for the full impairment of goodwill related to prior acquisitions made in this product segment. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of this charge. There was no similar charge in 2006.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

Liquidity and Capital Resources

Net cash used in operations was $2.9 million for 2008 compared to $600,000 for 2007. The increase in cash used in operations in 2008 was primarily the result of our $9.1 million net loss in 2008 as compared to a net loss of $6.7 million in 2007. The net loss in 2008 included non-cash charges of $1.4 million related to the impairment of long-lived assets and $130,000 related to the impairment of goodwill compared to non-cash charges in 2007 of $2.8 million related to the impairment of goodwill and $535,000 related to the impairment of long-lived assets. During 2008, accounts receivable decreased $3.2 million, inventories decreased $1.2 million and accounts payable decreased $822,000, primarily reflecting the lower level of business activity experienced in 2008 as compared to 2007. Prepaid expenses and other current assets decreased $407,000 primarily as a result of our Japanese operation receiving a refund of an estimated tax payment made in 2007 combined with changes in the amount of prepaid consumption and value added taxes at certain of our foreign subsidiaries. Accrued wages and benefits decreased $471,000 primarily as a result of the reduction in headcount combined with the timing of payments to employees.

Net cash paid to acquire Sigma and Diamond totaled $1.8 million during 2008. Please refer to Note 3 to our consolidated financial statements for more information on these acquisitions. Purchases of property and equipment were $400,000 for 2008. These purchases primarily consisted of demonstration equipment for our facilities in Sharon, Massachusetts and San Jose, California. We have no significant commitments for capital expenditures for 2009; however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for 2008 was $6,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. This credit facility is secured by all the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. The loan agreement also contains certain negative covenants regarding among other things, acquisitions and additional debt. We have notified the lender that we did not request their prior approval of our recent acquisitions and the debt incurred in the acquisition of Sigma, and, so, may have violated these covenants. We have not yet received a response from the lender regarding the possible waiver of such covenants. This credit facility expires on September 30, 2009, and there can be no assurance that this facility will be renewed. If the credit facility is not renewed, or the violation of the negative covenants is not waived, the letters of credit may be drawn upon or the facility may be revoked and any amounts so drawn or otherwise due under the facility may be deducted from our accounts with the lender.

As of December 31, 2008 we had cash and cash equivalents of $7.1 million. As a result of our continued operating losses in 2009, as of May 31, 2009 (unaudited) our cash and cash equivalents have declined to $3.8 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 which have continued into the first and second quarters of 2009, as previously discussed, in order to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. See "Risk Factors".

As discussed in Note 2 to our consolidated financial statements, we have received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

working capital requirements. We have incurred significant losses in three of the last five years including losses in 2008 and 2007. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, and has worsened in 2009, has resulted in a significant reduction in equipment utilization rates in the semiconductor industry, which has had a significant negative impact on our bookings. Our bookings for the first quarter of 2009 decreased to $3.8 million compared to $6.3 million for the fourth quarter of 2008 and $8.2 million for the third quarter of 2008. While we presently see some positive indicators in certain of our segments, we cannot be certain that the downturn is reversing or that we will have sufficient cash to continue to operate. Consequently, we continue to remain focused on methods to restructure our business and reduce our cash burn or to identify appropriate strategic alternatives. However, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. See "Risk Factors". We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2008, we recorded an inventory obsolescence charge for excess and obsolete inventory of $1.0 million.

Long-Lived Asset Valuation

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. When we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we prepare projections of operations for our product segments where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows of our projections, then we would measure the impairment charge. We measure the impairment based on the excess of the carrying amount over the fair value of the assets. At December 31, 2008, identifiable

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

intangibles and long-lived assets were $2.0 million. During 2008, we recorded a $1.4 million charge for the impairment of certain long-lived assets of our Mechanical Products and our Electrical Products segments. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of this charge.

Goodwill

At least annually, we review our goodwill for impairment by comparing the fair value of our reporting units to their carrying values. If the result of this analysis is that the carrying value of the reporting unit exceeds its fair value, then the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. During 2008, we recorded an impairment charge of $130,000 for the full impairment of goodwill related to the Diamond acquisition made in our Mechanical Products reporting unit. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of this charge. As of December 31, 2008, goodwill was $1.7 million.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2008, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2008, accrued warranty was $281,000 and we recorded charges related to product warranty of $55,000 for the year then ended.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 9A(T).  CONTROLS AND PROCEDURES (Continued)

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. The assessment as of December 31, 2008 excluded Sigma Systems Corporation ("Sigma"), which was acquired on October 6, 2008 and is part of our Thermal Products segment. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management's report on internal controls over financial reporting, provided the acquisition took place within twelve months of management's evaluation. Sigma comprised 21% of our consolidated assets at December 31, 2008 and 3% of consolidated revenues for the year ended December 31, 2008. Our disclosure controls and procedures were not materially impacted by the acquisition. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of inTEST

The names of our directors, together with their ages and certain other information, are listed below.
Name	Age	Position
Alyn R. Holt	71	Executive Chairman
Robert E. Matthiessen	64	President, Chief Executive Officer and Director
Stuart F. Daniels, Ph.D.	68	Director
James J. Greed, Jr.	70	Director
James W. Schwartz, Esq.	74	Director
Thomas J. Reilly, Jr.	69	Director

Biographical and Other Information Regarding inTEST's Directors

Alyn R. Holt is a co-founder of inTEST Corporation and has served as our Chairman (renamed Executive Chairman in October 2007) since our inception in September 1981. Mr. Holt also served as our Chief Executive Officer from September 1981 to August 1998.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Robert E. Matthiessen has served as our Chief Executive Officer since August 1998 and our President since February 1997. Mr. Matthiessen also served as our Chief Operating Officer from December 1997 to August 1998. Prior to that, Mr. Matthiessen served as our Executive Vice President after joining us in October 1984. Mr. Matthiessen has served as a director since February 1997.

Stuart F. Daniels, Ph.D. is a co-founder of inTEST Corporation and served as our Vice President and a director in 1982. Dr. Daniels was reappointed as a director in April 1997. In March 1996, Dr. Daniels founded The Daniels Group, which is engaged in technology assessment, protection and commercialization consulting. From 1980 to December 1995, Dr. Daniels held several management positions with Siemens Corporation and its subsidiaries.

James J. Greed, Jr. has served as a director since our acquisition of Temptronic in March 2000. From April 1991 to December 1999, Mr. Greed was President of VLSI Standards, Inc., a leading supplier of calibration standards to the semiconductor and related industries. Following his retirement from VLSI, Mr. Greed founded Foothill Technology, a consulting firm, and has served as its Principal since its inception. From July 1992 through December 1999, Mr. Greed also served on the board of directors of Semiconductor Equipment and Materials International ("SEMI"), an international trade association, serving as chairman for the 1996-1997 term and chairman of its International Standards Committee from 1993 to 1999.

James W. Schwartz, Esq. has served as a director since April 2004. Mr. Schwartz was a Partner of Saul Ewing LLP, the Company's law firm, from September 1968 until December 2003, where he served as legal counsel to various corporations, partnerships, other entities and individuals. From January 2004 through December 2004, Mr. Schwartz continued with Saul Ewing as Special Counsel. Since January 2005, Mr. Schwartz has been Of Counsel to Saul Ewing.

Thomas J. Reilly, Jr. has served as a director since May 2005. From 1976 to 1996, Mr. Reilly was as an audit partner at Arthur Andersen LLP where he was involved in the audits of public and private companies. Mr. Reilly also serves on the board of directors of Astea International Inc., a publicly traded company that develops, markets and supports service management software solutions.

Audit Committee

Our Board of Directors has a separately designated standing Audit Committee. The Audit Committee is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities with respect to our financial management and controls. The Committee's primary oversight responsibilities relate to the integrity of our accounting and financial reporting processes, audits of our financial statements, and systems of internal control over financial reporting and accounting matters, and the independence, qualifications, retention, and performance of our independent registered public accounting firm. During 2008, the members of the Committee were, and presently are, Thomas J. Reilly, Chairman, Stuart F. Daniels, James J. Greed and James W. Schwartz. The Board of Directors has determined that Mr. Reilly meets the criteria of an "audit committee financial expert" as that term is defined in Item 401 of Regulation S-K. The Board of Directors has also determined that each of the members of the Committee is independent within the meaning of NASDAQ Listing Rule 5605 ("Rule 5605"). The Committee held ten meetings during 2008.

Code of Ethics

The Company has adopted a code of ethics (as that term is defined in Item 406 of Regulation S-K of the regulations promulgated by the SEC) that applies to the principal executive officer, principal financial officer, principal accounting officer or controller and all other employees. The Company's code of ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003 and is incorporated by reference into this Annual Report.

Shareholder Nominating Procedures

There have been no material changes to the procedures provided in our definitive proxy statement for our 2008 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company's Board of Directors.

Executive Officers of inTEST

Our executive officers and their ages are as follows:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)
Name	Age	Position
Alyn R. Holt	71	Executive Chairman
Robert E. Matthiessen	64	President, Chief Executive Officer and Director
Hugh T. Regan, Jr.	49	Treasurer, Chief Financial Officer and Secretary
Daniel J. Graham	63	Senior Vice President, and General Manager-Mechanical Products Segment
James Pelrin	57	Vice President and General Manager-Thermal Products Segment

Biographical and Other Information Regarding the Executive Officers of inTEST

Executive officers are appointed by the Board of Directors. Each executive officer is appointed to serve until the first meeting of the Board of Directors after the Annual Meeting of Stockholders next succeeding his election and until his successor is elected and qualified.

Alyn R. Holt. See "Biographical and Other Information Regarding inTEST's Directors" above.

Robert E. Matthiessen. See "Biographical and Other Information Regarding inTEST's Directors" above.

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

Daniel J. Graham has served as our Senior Vice President since August 2006 and as General Manager - Mechanical Products Segment since November 2004. Prior to that, Mr. Graham served as our Chief Technology Officer from April 2004 to November 2004, our Executive Vice President from October 2001 to November 2004 and as our Senior Vice President from June 1998 until October 2001. Mr. Graham served as our Vice Chairman from October 1998 to July 2005. Mr. Graham is a co-founder of inTEST Corporation and served as a director from June 1988 through July 2005.

James Pelrin has served as our Vice President since August 2006 and as General Manager - Thermal Products Segment since November 2004. Prior to that, Mr. Pelrin served as the General Manager of our subsidiary, Temptronic Corporation, since joining us in October 2001. From July 1999 to June 2001, Mr. Pelrin served as Vice President and General Manager of Accusonic Technologies, Inc., a privately held company that designs and manufactures hydro-acoustic measurement systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. These officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during 2008, all Section 16(a) filing requirements applicable to these officers, directors and greater than ten-percent beneficial owners were timely met.

Item 11.   EXECUTIVE COMPENSATION

Overview of Executive Compensation Program

The Compensation Committee is committed to the general principle that executive compensation should be commensurate with our performance and the performance of the individual executive officer. The primary objectives of our executive compensation program are to:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 11.   EXECUTIVE COMPENSATION (Continued)

    attract and retain executive officers who demonstrate the leadership and management skills necessary to drive our long-term success;
    reward the achievement of our business goals and individual contributions toward achievement of those goals; and
    provide compensation opportunities linked to our performance and the interests of our stockholders.

Decisions regarding our executive compensation program reflect the individual contributions and performance of each executive officer as well as our overall business goals and strategies, the business cycle of our industry and prior cost-containment initiatives and adjustments. In addition, our executive compensation program has been developed with reference to the executive compensation practices of comparable companies in our industry to ensure that the total compensation opportunity provided to our executives is competitive with the market in which we compete for executive talent. Underlying our executive compensation program, particularly, in the case of executive officers who have price-setting authority, is the philosophy that the interests of our stockholders are best served by a program that includes a significant incentive or variable component based on our performance. In allocating total compensation between fixed pay, such as base salary and benefits, and variable pay for these executive officers, our general policy has been to structure compensation so that the portion achievable through variable pay represents approximately one third of the executive's total compensation opportunity.

The primary elements of our executive compensation include fixed base salary and benefits, variable performance compensation, stock-awards and change in control payments. The following sections set forth certain information with respect to the compensation we paid, or recognized as an expense in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123(R)") to our Chief Executive Officer and two of our other executive officers who were serving as such at December 31, 2008. These officers are referred to as our "Named Executive Officers."

Summary Compensation Table
For the Fiscal Year Ended December 31, 2008
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(A)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Robert E. Matthiessen President, Chief Executive Officer and Director	2008 2007	$306,260 317,242	$ 500 500	(1) (1)	$48,750 50,542	$ 5,046 18,559	(2) (2)	$ 4,750 4,750	(3) (3)	$365,306 391,593

James Pelrin VP and GM Thermal Products Segment	2008 2007	$213,257 194,272	-- --		$31,225 31,687	$10,092 37,119	(4) (4)	$21,891 21,271	(5) (5)	$276,465 284,349

Alyn R. Holt Executive Chairman	2008 2007	$266,060 275,600	$ 500 500	(1) (1)	--	-- --		$ 4,750 4,750	(3) (3)	$271,310 280,850

_______________________
(A)

Represents the compensation expense recognized in our financial statements for fiscal years 2008 and 2007, with respect to "Restricted Shares (2004)" (which were granted on November 23, 2004), "Restricted Shares (2005)" (granted on May 6, 2005) or "Restricted Shares (2007)" (granted on March 6, 2007). The assumptions used in determining such values in accordance with FAS No. 123(R) are discussed in Note 17 of the Notes to our 2008 Consolidated Financial Statements.

(1)	Represents an annual holiday bonus.

(2)	Consists of 1.0% of consolidated pre-tax profits plus 1.0% of each product segment's pre-tax profits that will be paid in 2009 and was paid in March 2008, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 11.   EXECUTIVE COMPENSATION (Continued)
(3)	Consists of matching contributions to 401(k) Plan Account.

(4)	Consists of 2.0% of pre-tax profits of the Thermal Products segment that will be paid in 2009 and was paid in March 2008, respectively.

(5)

Consists of $2,375 and $2,375 for matching contributions to Mr. Pelrin's 401(k) Plan Account, $17,937 and $16,526 profit sharing contributions, and $1,580 and $2,370 for unused sick days in 2008 and 2007, respectively.

Employment Agreements. We have not entered into any employment agreements with our Named Executive Officers. However, as discussed in the "Potential Payments Upon Termination Following a Change of Control" section below, we have entered into agreements with Messrs. Matthiessen and Pelrin, which provide for the payment of certain benefits in the event of termination of employment following a change in control.

Variable Compensation. Variable compensation for 2008 was determined for each of our Named Executive Officers, other than our Executive Chairman, under a pre-established formula tied to our pre-tax profitability as follows:
    President and Chief Executive Officer - For 2008, our President and Chief Executive Officer earned a cash incentive payment equal to 1% of our overall, consolidated pre-tax profits plus 1% of the pre-tax profit of each of our three product segments.
    Vice President and General Manager of Thermal Products Segment - For 2008, the Vice President and General Manager of our Thermal Products segment was eligible for a cash payment equal to 2% of the pre-tax profit for the product segment he manages.

The amounts of annual variable compensation earned by our Named Executive Officers, other than our Executive Chairman, for 2008 is set forth in the Summary Compensation Table under the column "Non-Equity Incentive Plan Compensation."

Incentive compensation is not provided to our Executive Chairman who is one of our significant stockholders.

Grants of Stock-Based Awards. We did not grant any stock-based awards during 2008.

Retirement Benefits. Our executive officers are provided retirement benefits under the same tax-qualified 401(k) plan provided to other employees working in the same product segment as the officer. In the case of our Named Executive Officers other than Mr. Pelrin, this 401(k) plan allows participants to make contributions from their own salary on a pre-tax basis and provides an employer matching contribution not to exceed $4,750 a year. Mr. Pelrin participates in the 401(k) plan provided to employees in the Thermal Products segment which limits the employer matching contribution to $2,375 and provides an employer profit sharing contribution, allocated to eligible participants on a pro rata basis based on compensation. The amount of employer contributions made to our 401(k) plans for our Named Executive Officers for 2007 and 2008 are included in the column entitled "All Other Compensation" in the Summary Compensation Table. We do not provide any other retirement benefits to our Named Executive Officers.
Outstanding Equity Awards at Fiscal Year-End For the Fiscal Year Ended December 31, 2008
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($)(2)
Robert E. Matthiessen	124,000	--	$3.04	2/23/2013	7,500(1)	$1,875

James Pelrin	18,000	--	$2.99	10/22/2011	6,750(1)	$1,688

Alyn R. Holt	--	--	--	--	--	--

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 11.   EXECUTIVE COMPENSATION (Continued)
(1)

Represents the unvested portion of restricted stock that was granted on March 6, 2007 under the Amended and Restated 1997 Stock Plan. These shares will vest in equal portions on March 6, 2009, 2010 and 2011.

(2)	Based on the closing share price on December 31, 2008 of $.25.

Potential Payments Upon Termination Following a Change of Control. We have Change of Control Agreements in place with Messrs. Matthiessen and Pelrin. These Change of Control Agreements provide for the payment of certain benefits upon the executive's termination of employment by us without Cause or by the executive for Good Reason within two years following a Change of Control. These benefits consist of the continuation of the executive's base salary and fringe benefits for the one year period following the termination of his employment and payment of the variable performance based compensation that he would have earned for such one year period.

Under the Change of Control Agreements, a Change of Control occurs in the event of:
    our dissolution or liquidation;
    the sale of substantially all of our assets, except to a stockholder who as of the date of the Change of Control Agreements owned 20% or more of our stock (a "Related Person");
    our merger or consolidation with another company unless our stockholders own stock in that company in the same proportion that they own stock in us prior to the transaction;
    any person or entity other than a Related Person obtains the voting control of 40% or more of our stock; or
    our directors and those persons our directors may nominate to become our directors, cease to comprise a majority of our Board members.

Under the Change of Control Agreements, a termination for "Cause" means the executive's termination by us because of an act of fraud upon the Company, his willful refusal to perform the duties assigned to him by the Board or his conviction for any crime involving dishonesty or breach of trust or for any crime that is a felony or of moral turpitude.

A termination for "Good Cause" under the Change of Control Agreements means the executive's voluntary termination because of a material adverse change in his status, responsibilities or benefits; a failure to be nominated or elected to his current officer position; an assignment of duties inconsistent with his current officer position; a reduction in salary or variable performance based compensation; or a requirement to relocate more than thirty miles from his current office.

The term "Good Reason" under the Change of Control Agreements means a material adverse change in an executive's status, responsibilities or benefits; a failure to be nominated or elected to his current officer position; a requirement to report to anyone other than his direct report; an assignment of duties inconsistent with his current officer position; any reduction in base salary, variable component or formula for determining the variable component which would have the effect of reducing your variable component, or other reduction in compensation or benefits; or a requirement to relocate more than thirty miles from his current office.

The benefits payable under the Change of Control Agreements are subject to the release of any claims that Messrs. Matthiessen and Pelrin may have against us pursuant to the agreements as we may request. Fringe benefits will be reduced or eliminated to the extent that comparable benefits are received from another source. Furthermore, the benefits will be reduced to the extent that the payments would not be deductible by us (in whole or in part) under Section 280G of the Internal Revenue Code.

Also, in the event of a Change of Control, all equity awards issued to our Named Executive Officers become 100% vested. For purposes of equity awards under the inTEST Corporation 2007 Stock Plan, the definition of Change of Control is the same as defined above. For purposes of the Amended and Restated inTEST Corporation 1997 Stock Plan (equity awards issued prior to March 31, 2007), a Change of Control occurs in the event of:

    our dissolution or liquidation;
    the sale of substantially all of our assets;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 11.   EXECUTIVE COMPENSATION (Continued)

    our merger or consolidation with another company unless our stockholders own stock in that company in the same proportion that they own stock in us prior to the transaction; or
    any person or entity other than a Related Person obtains the voting control of 50% or more of our stock.

Director Compensation

The following table sets forth the compensation earned, paid or recognized as compensation expense under FAS No. 123(R) with respect to the members of our Board of Directors, who are not Named Executive Officers, for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)(A)	Stock Awards ($)(B)	Option Awards ($)	All Other Compensation ($)	Total ($)
Stuart F. Daniels, Ph.D.	$120,313(1)	$23,450(2)	(2)	--	$143,763
James J. Greed, Jr.	$ 33,688(3)	$15,750(4)	(4)	--	$ 49,438
Thomas J. Reilly, Jr.	$ 38,500(5)	$14,313(6)	(6)	--	$ 52,813
James W. Schwartz, Esq.	$ 38,500(7)	$15,750(8)	(8)	--	$ 54,250

(A)				On October 1, 2008, all director compensation was reduced by 15%.

(B)

Represents the compensation expense recognized in our financial statements for fiscal year 2008 in accordance with FAS No. 123(R) with respect to shares of restricted stock awarded to our Directors in 2004, 2005 and 2007. The assumptions used in determining such values are discussed in Note 17 of the Notes to our 2008 Consolidated Financial Statements.

(1)

Consists of $24,063 annual retainer, $14,437 for service on the Executive Committee, $9,625 for service as Chair of the Compensation Committee, and $72,188 for service as Chair of the Intellectual Property Committee.

(2)				As of December 31, 2008, Dr. Daniels held 7,500 Restricted Shares (2007) and 10,000 outstanding options that were fully vested and exercisable.

(3)				Consists of $24,063 annual retainer and $9,625 for service as Chair of the Nominating and Corporate Governance Committee.

(4)				As of December 31, 2008, Mr. Greed held 7,500 Restricted Shares (2007) and 10,000 outstanding options that were fully vested and exercisable.

(5)				Consists of $24,063 annual retainer and $14,437 for service as Chair of the Audit Committee.

(6)				As of December 31, 2008, Mr. Reilly held 1,250 Restricted Shares (2005), 7,500 Restricted Shares (2007) and 10,000 outstanding options that were fully vested and exercisable.

(7)				Consists of $24,063 annual retainer and $14,437 for service on the Executive Committee.

(8)				As of December 31, 2008, Mr. Schwartz held 7,500 Restricted Shares (2007) and 10,000 outstanding options that were fully vested and exercisable.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 11.   EXECUTIVE COMPENSATION (Continued)

Prior to October 1, 2008, non-employee directors had received annual retainers of $25,000 and members of the Executive Committee had been paid an additional $15,000. The chairman of the Audit Committee, Compensation Committee, Intellectual Property and Nominating and Corporate Governance Committees had previously been paid $15,000, $10,000, $75,000 and $10,000, respectively. Subsequent to December 31, 2008, we further reduced director compensation. Effective July 1, 2009, we will pay non-employee directors an annual retainer of $14,344. The non-employee members of the Executive Committee will be paid an additional annual fee of $8,606. The chairmen of the committees of the Board will be paid an additional annual fee as follows: the Chairman of the Audit Committee will be paid an additional annual fee of $8,606; the Chairman of the Compensation Committee will be paid an additional annual fee of $5,738; the Chairman of the IP Committee will be paid an additional annual fee of $22,950; and the Chairman of the Nominating and Corporate Governance Committee will be paid an additional annual fee of $5,738. In addition, we reimburse non-employee directors' travel expenses and other costs associated with attending Board or committee meetings. We do not pay additional cash compensation to our officers for their service as directors.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2008:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	420,000	$3.44	432,500
Equity compensation plans not approved by security holders	-	-	-
Total	420,000	$3.44	432,500
(1)			The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)			The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Voting Securities and Principal Stockholders

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of June 15, 2009 (except where otherwise noted) by:
    each of our Named Executive Officers (as that term is defined in Item 11 of this Report);
    each of our directors;
    all directors and executive officers as a group; and
    each stockholder known by inTEST to own beneficially more than 5% of our common stock.

Percentage ownership in the following table is based on 10,057,706 shares of common stock outstanding as of June 15, 2009. We have determined beneficial ownership in the table in accordance with the rules of the Securities and Exchange Commission ("SEC"). In computing the number of shares beneficially owned by any person or group of persons and the percentage ownership of that person or group, shares of common stock subject to options held by such person or group of persons that are currently exercisable, or will become exercisable by August 15, 2009 ("Option Shares"), are deemed to be beneficially owned by such person and outstanding for the calculation of such person's percentage ownership. However, we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes following the table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)
Name of Beneficial Owner	Shares Beneficially Owned as of June 15, 2009(1)	Percent of Class (Approx.)
Directors and Named Executive Officers:
Stuart F. Daniels, Ph.D. (2)	42,682	*
James J. Greed, Jr. (3)	26,000	*
Thomas J. Reilly, Jr. (4)	26,000	*
James W. Schwartz, Esq. (5)	26,000	*
Alyn R. Holt (6)(7)	1,517,006	15.1%
Robert E. Matthiessen (8)	226,019	2.2%
James Pelrin (9)	53,577	*
All directors and executive officers as a group (9 individuals) (10)	2,165,331	21.1%

Five-Percent Stockholders:
Rutabaga Capital Management (11)	1,723,505	17.1%
Leviticus Partners, L.P. (12)	947,565	9.4%
FMR Corp. (13)	909,300	9.0%
___________________________________ * Denotes less than one percent of class.
(1)

Includes unvested shares of restricted stock. Until such shares are vested, the beneficial owner does not have investment power over the restricted shares. Notwithstanding the future vesting of other rights of ownership, the beneficial owner presently has sole voting power over the unvested shares of the restricted stock. Each of these grants of restricted stock provided for vesting in increments of 25% on each of the first four anniversaries of the grant date, subject to certain conditions, including, but not limited to, the continued employment by, or service to, the Corporation of the respective beneficial owner through each such vesting date, with full vesting upon death, disability or change of control.

(2)	Includes 10,000 Option Shares and 5,000 Restricted Shares (2007).

(3)	Includes 10,000 Option Shares and 5,000 Restricted Shares (2007).

(4)	Includes 10,000 Option Shares and 5,000 Restricted Shares (2007).

(5)	Includes 1,000 shares owned by Mr. Schwartz's spouse, 10,000 Option Shares and 5,000 Restricted Shares (2007).

(6)	The address of the stockholder is: c/o inTEST, 7 Esterbrook Lane, Cherry Hill, New Jersey 08003.

(7)

Includes 399,000 shares held by various trusts established by Mr. Holt for which Mr. Holt shares investment and voting power. Excludes 150,427 shares owned by Mr. Holt's spouse. Mr. Holt disclaims beneficial ownership of the shares owned by his spouse.

(8)

Includes 124,000 Option Shares and 5,000 Restricted Shares (2007). Excludes 61,618 shares owned by Mr. Matthiessen's spouse. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse.

(9)	Includes 18,000 Option Shares and 4,500 Restricted Shares (2007), and, as of March 31, 2009, 11,940 shares in our 401(k) plan.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)
(10)	Includes 194,500 Option Shares and 39,000 Restricted Shares (2007).

(11)

According to a Schedule 13G/A filed with the SEC on February 5, 2009, as of December 31, 2008, Rutabaga Capital Management, an investment advisor in accordance with Section 203 of the Investment Advisors Act of 1940, reported that it is the beneficial owner of 1,723,505 shares of inTEST common stock. The principal business office of Rutabaga Capital Management is located at 64 Broad Street, 3rd Floor, Boston, MA 02109.

(12)

According to a Schedule 13G filed with the SEC on May 4, 2009, as of April 21, 2009, Leviticus Partners, L.P., a Delaware limited partnership, and AMH Equity, LLC, a New York limited liability company, general partner of Leviticus, reported that they were the beneficial owners of 947,565 shares of inTEST common stock. The principal business office of Leviticus Partners, L.P. is located at The Lincoln Building, 60 East 42nd Street, Suite 901, New York, NY 10165.

(13)

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has determined that each of the current directors meets the independence requirements of NASDAQ Listing Rule 5605, with the exception of Mr. Holt, who serves as our Executive Chairman, and Mr. Matthiessen, who serves as our Chief Executive Officer. In making the foregoing determination with respect to our non-employee directors, the Board did not identify any matters, transactions, relationships or arrangements that needed to be considered in determining independence of these directors, except that the Board considered the role of Mr. Schwartz as Of Counsel to Saul Ewing LLP, a law firm that provides us with legal services.

Transactions with Related Persons

We have not entered into any transactions with related persons since January 1, 2008, nor is the Company otherwise a party to a current transaction, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey & Pullen, LLP was appointed as our independent registered public accounting firm ("IRPA Firm") on June 16, 2008. McGladrey & Pullen, LLP audited our consolidated financial statements for the year ended December 31, 2008. KPMG LLP was our IRPA Firm from our incorporation in 1981 until May 16, 2008. KPMG LLP audited our consolidated financial statements for the year ended December 31, 2007.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES (Continued)

The following table sets forth the fees billed by both McGladrey & Pullen, LLP and KPMG LLP as described below:
	McGladrey & Pullen, LLP		KPMG LLP
Fee Category:	2008	2007	2008	2007
Audit Fees	$330,000	$ -	$40,000	$367,903
Audit-Related Fees	-	-	-	-
Tax Fees	42,710	128,871	-	3,977
All Other Fees	-	-	-	-

Total Fees	$372,710	$128,871	$40,000	$371,880

Audit Fees: Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements for 2008 and 2007, respectively, that are included in quarterly reports during those years and services that are normally provided by our IRPA Firm in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed in each of 2008 and 2007 for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services would include accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of fees billed in each of 2008 and 2007 for tax related services including advice, preparation of returns and other tax services related to federal, state and international taxes.

All Other Fees: Consists of fees billed in each of 2008 and 2007 for all services other than those reported above.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by our IRPA Firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our IRPA Firm for such services. The Audit Committee has also delegated authority to Mr. Reilly, the Chairman of the Audit Committee, and if Mr. Reilly is unavailable, to any other Audit Committee member, to pre-approve permitted services. Any such pre-approval must be reported to the Audit Committee at its next meeting. The Audit Committee did not approve any services pursuant to the de minimis exception of Rule 2-01(c)(7)(i)(C) of Regulation S-X during 2008.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     The documents filed as part of this Annual Report on Form 10-K are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable reports of our independent registered public accounting firms are included in Part II, Item 8 of this Annual Report on Form 10-K.

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
FOR THE YEAR ENDED DECEMBER 31, 2008

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	July 9, 2009

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	July 9, 2009

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	July 9, 2009

/s/ Alyn R. Holt Alyn R. Holt, Chairman	July 9, 2009

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	July 9, 2009

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	July 9, 2009

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	July 9, 2009

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	July 9, 2009

Index to Exhibits

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of October 6, 2008, by and among the Company, Sigma Acquisitions, Inc., Sigma Systems Corp., Sandy L. Hoover, Trustee of the Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, and Sandy L. Hoover with Schedules and Exhibits thereto. (1)

3.1	Certificate of Incorporation. (2)
3.2	Bylaws, as amended on October 30, 2007. (3)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000. (5)
10.3	Second Amendment to Lease between First Industrial, L.P. and the Company dated December 23, 2003. (5)
10.4	Third Amendment to Lease between Brown Pelican LLC (indirect assignee of First Industrial, L.P.) and the Company dated as of July 16, 2007. (6)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (7)
10.6	Lease between The Irvine Company and the Company dated September 15, 2004. (8)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (9)(*)
10.8	inTEST Corporation 2007 Stock Plan. (10)(*)
10.9	Form of Restricted Stock Grant. (11)(*)
10.10	Form of Stock Option Grant - Director. (11)(*)
10.11	Form of Stock Option Grant - Officer. (11)(*)
10.12	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (12)(*)
10.13	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (12)(*)
10.14	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (13)(*)
10.15	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (13)(*)
10.16	Change of Control Agreement dated May 5, 2008 between the Company and Dale E. Christman (former General Manager-Electrical Products Segment). (13)(*)
10.17

Security Agreement dated October 6, 2008 between SigmaSYS Corp., Sandy L. Hoover, Trustee of Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, and Sandy L. Hoover.

10.18	Promissory Note #1 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003.
10.19

Promissory Note #2 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003.

10.20	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics. (14)
21	Subsidiaries of the Company.
23.1	Consent of McGladrey & Pullen, LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 6, 2008, File No. 000-22529, filed October 10, 2008, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2006, File No. 000-22529, filed on July 27, 2007, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 2, 2007, File No. 000-22529, filed October 3, 2007, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(9)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(10)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
McGladrey & Pullen, LLP	F - 1
KPMG LLP	F - 2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets as of December 31, 2008 and 2007	F - 3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F - 4
Consolidated Statements of Comprehensive Earnings (Loss) for the years ended December 31, 2008, 2007 and 2006	F - 5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006	F - 6
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F - 7
Notes to Consolidated Financial Statements	F - 8
FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts	F - 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MCGLADREY & PULLEN, LLP

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheet of inTEST Corporation and subsidiaries (collectively the "Company") as of December 31, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule of inTEST Corporation for the year ended December 31, 2008 as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant losses in three of the last five years including losses in 2007 and 2008. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assessment of the effectiveness of inTEST Corporation's internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report on Internal Controls over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
July 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
KPMG LLP

The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheet of inTEST Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, comprehensive earnings (loss) and stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2007 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 31, 2008

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2008        2007
                                                                   ---------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                         $ 7,137    $12,215
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $148 and $109, respectively                  3,758      6,034
  Inventories                                                         4,193      5,097
  Prepaid expenses and other current assets                             816      1,118
     Total current assets                                            15,904     24,464
Property and equipment:
  Machinery and equipment                                             3,869      6,094
  Leasehold improvements                                                576      1,832
                                                                      4,445      7,926
  Less: accumulated depreciation                                     (3,828)    (5,728)
     Net property and equipment                                         617      2,198
Goodwill                                                              1,656          -
Intangible assets, net                                                1,346        273
Other assets                                                            969        788
     Total assets                                                   $20,492    $27,723
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,830    $ 1,923
  Accrued wages and benefits                                          1,569      1,800
  Accrued warranty                                                      281        387
  Accrued sales commissions                                             160        398
  Accrued restructuring and other charges                               141          -
  Other accrued expenses                                                944        960
  Domestic and foreign income taxes payable                             173        222
  Deferred rent                                                         118        118
  Capital lease obligations                                               8          7
     Total current liabilities                                        5,224      5,815
Notes payable to shareholder                                          1,525          -
Deferred rent, net of current portion                                   275        393
Capital lease obligations, net of current portion                         1          8
Total liabilities                                                     7,025      6.216

Commitments and Contingencies (Notes 12,13,15 and 18)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,209,005 and 9,666,505 shares issued, respectively               102         97
  Additional paid-in capital                                         25,665     24,757
  Accumulated deficit                                               (12,958)    (3,825)
  Accumulated other comprehensive earnings                            1,519      1,339
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively    (861)      (861)
     Total stockholders' equity                                      13,467     21,507

     Total liabilities and stockholders' equity                     $20,492    $27,723
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                        Years Ended December 31,
                                                     -----------------------------
                                                       2008       2007      2006
                                                     -------    -------    -------
Net revenues                                         $38,790    $48,705    $62,346
Cost of revenues                                      25,005     30,010     36,039
      Gross margin                                    13,785     18,695     26,307

Operating expenses:
   Selling expense                                     7,875      8,466      8,939
   Engineering and product development expense         5,064      5,519      5,919
   General and administrative expense                  8,062      8,180      7,906
   Impairment of long-lived assets                     1,377        535          -
   Impairment of goodwill                                130      2,848          -
   Restructuring and other charges                       717          -         23
      Total operating expenses                        23,225     25,548     22,787

Operating income (loss)                               (9,440)    (6,853)     3,520
                                                     -------    -------    -------
Other income (expense):
   Interest income                                       297        420        355
   Interest expense                                      (21)        (2)        (5)
   Other                                                  84        (26)       120
      Total other income                                 360        392        470
Earnings (loss) before income tax expense             (9,080)    (6,461)     3,990
Income tax expense                                        53        278      1,119
                                                     -------    -------    -------
      Net earnings (loss)                            $(9,133)   $(6,739)   $ 2,871
                                                     =======    =======    =======
Net earnings (loss) per common share:
  Basic                                               $(0.97)    $(0.73)     $0.32
  Diluted                                             $(0.97)    $(0.73)     $0.31
Weighted average common shares outstanding:
  Basic                                             9,465,006  9,214,607  9,046,680
  Diluted                                           9,465,006  9,214,607  9,187,979

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                        Years Ended December 31,
                                                      ---------------------------
                                                        2008      2007      2006
                                                      -------   -------    ------
Net earnings (loss)                                   $(9,133)  $(6,739)   $2,871
Transfer of cumulative translation adjustment
  upon dissolution of foreign subsidiary                    -         -      (167)
Foreign currency translation adjustments                  180       730       539
                                                      -------   -------    ------
Comprehensive earnings (loss)                         $(8,953)  $(6,009)   $3,243
                                                      =======   =======    ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                               Retained    Accumulated
                                   Common Stock   Additional   Earnings       Other                              Total
                                -----------------  Paid-In   (Accumulated Comprehensive   Deferred   Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit)      Earnings   Compensation  Stock      Equity
                                ---------- ------ ---------- ------------ ------------- ------------ -------- -------------
Balance, January 1, 2006         9,460,255  $  95   $25,099    $     43      $  237         $(909)   $(1,759)     $22,806

Reclassification of deferred
  compensation related to
  restricted stock upon
  adoption of SFAS No. 123R              -      -      (909)          -           -           909          -            -
Net earnings                             -      -         -       2,871           -             -          -        2,871
Other comprehensive earnings             -      -         -           -         372             -          -          372
Options exercised                   50,500      -       169           -           -             -          -          169
Amortization of deferred
  compensation related to
  restricted stock                       -      -       317           -           -             -          -          317
Issuance of 72,527 shares of
  treasury stock to satisfy
  profit sharing liability               -      -      (161)          -           -             -        448          287
                                ----------  -----   -------    --------      ------       -------    -------      -------
Balance, December 31, 2006       9,510,755     95    24,515       2,914         609             -     (1,311)      26,822

Net loss                                 -      -         -      (6,739)          -             -          -       (6,739)
Other comprehensive earnings             -      -         -           -         730             -          -          730
Options exercised                    5,000      -        17           -           -             -          -           17
Issuance of non-vested shares
  of restricted stock              162,000      2        (2)          -           -             -          -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -       382           -           -             -          -          382
Forfeiture of non-vested
  shares of restricted stock       (11,250)     -         -           -           -             -          -            -
Issuance of 72,751 shares of
  treasury stock to satisfy
  profit sharing liability               -      -      (155)          -           -             -        450          295
                                ----------  -----   -------    --------      ------       -------    -------      -------
Balance, December 31, 2007       9,666,505     97    24,757      (3,825)      1,339             -       (861)      21,507

Net loss                                 -      -         -      (9,133)          -             -          -       (9,133)
Other comprehensive earnings             -      -         -           -         180             -          -          180
Amortization of deferred
  compensation related to
  restricted stock                       -      -       418           -           -             -          -          418
Forfeiture of non-vested
  shares of restricted stock        (7,500)     -         -           -           -             -          -            -
Issuance of common stock in
  connection with Acquisition      550,000      5       490           -           -             -          -          495
                                ----------  -----   -------    --------      ------       -------    -------      -------
Balance, December 31, 2008      10,209,005  $ 102   $25,665    $(12,958)     $1,519       $     -    $  (861)     $13,467
                                ==========  =====   =======    ========      ======       =======    =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Years Ended December 31,
                                                                       ---------------------------
                                                                         2008      2007      2006
                                                                       -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $(9,133)  $(6,739)  $ 2,871
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                        1,073     1,309     1,481
    Impairment of goodwill                                                 130     2,848         -
    Impairment of long-lived assets                                      1,377       535         -
    Foreign exchange (gain) loss                                           148       187       (23)
    Amortization of deferred compensation related to restricted stock      418       382       317
    Profit sharing expense funded through the issuance of treasury stock     -       295       287
    (Gain) loss on disposal of fixed assets                                 47       (34)       (7)
    Proceeds from sale of demonstration equipment, net of gain               7        25         2
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                3,228     2,617       724
      Inventories                                                        1,170     1,188       113
      Prepaid expenses and other current assets                            407      (319)     (120)
      Other assets                                                         (43)      (49)     (102)
      Accounts payable                                                    (822)   (1,256)      609
      Accrued wages and benefits                                          (471)     (139)      387
      Accrued warranty                                                    (106)     (475)      (86)
      Accrued sales commissions                                           (239)      (26)       16
      Accrued restructuring and other charges                              145         -      (221)
      Other accrued expenses                                              (106)      (53)     (286)
      Domestic and foreign income taxes payable                            (46)     (778)      512
      Deferred rent                                                       (118)     (118)     (118)
                                                                       -------   -------   -------
Net cash provided by (used in) operating activities                     (2,934)     (600)    6,356
                                                                       -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of businesses                                            (1,764)        -         -
  Purchase of property and equipment                                      (400)     (682)     (809)
  Proceeds from sale of property and equipment                               -        66        41
                                                                       -------   -------   -------
Net cash used in investing activities                                   (2,164)     (616)     (768)
                                                                       -------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (6)       (8)      (24)
  Proceeds from stock options exercised                                      -        17       169
                                                                       -------   -------   -------
Net cash provided by (used in) financing activities                         (6)        9       145
                                                                       -------   -------   -------
Effects of exchange rates on cash                                           26       248       146
                                                                       -------   -------   -------
Net cash provided by (used in) all activities                           (5,078)     (959)    5,879
Cash and cash equivalents at beginning of period                        12,215    13,174     7,295
                                                                       -------   -------   -------
Cash and cash equivalents at end of period                             $ 7,137   $12,215   $13,174
                                                                       =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Details of acquisitions:
  Fair value of assets acquired                                        $ 2,959
  Liabilities assumed                                                     (961)
  Common stock issued                                                     (495)
  Debt issued                                                           (1,525)
  Goodwill resulting from acquisitions                                   1,786
                                                                       -------
Net cash paid for acquisitions                                         $ 1,764
                                                                       =======
Issuance of non-vested shares of restricted stock                      $     -   $   675   $    28
                                                                       =======   =======   =======
Forfeiture of non-vested shares of restricted stock                    $   (32)  $   (42)  $   (36)
                                                                       =======   =======   =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $  (172)  $   880   $   601
  Interest                                                                   1         2         5

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors").

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We manufacture our products in the U.S. and Singapore. During 2008, marketing and support activities were conducted worldwide from our facilities in the U.S., Germany, Japan and Singapore. We have three reportable segments which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface).

During 2008, we acquired Diamond Integration L.L.C. ("Diamond") and Sigma Systems Corp. ("Sigma"), as discussed further in Note 3. The results of Diamond from the date of acquisition are included in our Mechanical Products segment. The results of Sigma from the date of acquisition are included in our Thermal Products segment. During the fourth quarter of 2008, we closed our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K. as discussed further in Note 5. These two operations were included in our Mechanical Products segment. Subsequent to year end, we determined to close our facility in Japan as well as suspend manufacturing operations in Singapore as discussed further in Note 21.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses in three of the last five years including losses in 2007 and 2008. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, and has worsened in 2009, has resulted in a significant reduction in equipment utilization rates in the semiconductor industry. Our bookings for the first quarter of 2009 decreased to $3,760 compared to $6,296 for the fourth quarter of 2008 and $8,186 for the third quarter of 2008. While we presently see some positive indicators in certain of our segments, we continue to remain focused on methods to reduce our cash burn. As a result of our continued operating losses in the first quarter of 2009, however, as of March 31, 2009, our cash and cash equivalents have declined to $5,236 as compared to $7,137 as of December 31, 2008. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

In light of deteriorating conditions in the semiconductor industry and the global economy, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 which have continued in the first quarter of 2009 in order to conserve cash and reduce costs (see Note 21). In addition, in April 2009, we retained a financial advisor to explore strategic alternatives to enhance operating performance and stockholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As a result of these conditions, we have received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not in compliance with the requirements for continued listing on NASDAQ due to the late filing of this Report and our Quarterly Report on Form 10-Q for the period ending March 31, 2009. Consequently, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares and our ability to raise additional capital.

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

Trade Accounts and Notes Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense (recovery) was $61, $(20) and $(16) for the years ended December 31, 2008, 2007 and 2006, respectively. From time to time, we have notes receivable due from trade customers in Japan. These notes have original maturities of less than six months and are non-interest bearing. There were no notes receivable outstanding at either December 31, 2008 or 2007. Cash flows from accounts and notes receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair values of our capital lease obligations and notes payable to shareholders approximate their carrying value based upon the rates offered to us for similar type arrangements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $1,033, $830 and $431 for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and Equipment

Machinery and equipment are stated at cost. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $964, $1,255 and $1,431 for the years ended December 31, 2008, 2007 and 2006, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Goodwill, Intangible and Long-Lived Assets

We account for our goodwill and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R"), which requires that employee share-based equity awards be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and previously allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 17.

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

Foreign Currency

The accounts of our foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation, which requires that assets and liabilities of international operations be translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of international operations into U.S. dollars are included in accumulated other comprehensive earnings (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2008, 2007 and 2006, foreign currency transaction gains (losses) were $(148), $(187) and $23. The amount recorded in 2006 includes a $167 foreign currency translation adjustment related to the final dissolution of our subsidiary located in the U.K. as more fully discussed in Note 5.

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

A reconciliation of weighted average common shares outstanding -- basic to weighted average common shares outstanding -- diluted appears below:
	Years Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding - basic	9,465,006	9,214,607	9,046,680
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-	141,299
Weighted average common shares outstanding - diluted	9,465,006	9,214,607	9,187,979

For the years ended December 31, 2008, 2007 and 2006, an average of 639,762, 734,170 and 240,637 employee stock options (with weighted average exercise prices of $3.74, $3.94 and $3.72, respectively) and unvested shares of restricted stock were excluded from the calculation because their effect was anti-dilutive.

Recently Adopted Accounting Standards

On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The implementation of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP FAS 157-2, Effective Date for FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 for assets and liabilities not subject to the deferral. The adoption of SFAS No. 157 as of January 1, 2008 did not have a material impact on our consolidated financial statements. See Note 6 for further information on fair value measurements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. We adopted FSP FAS 133-1 and FIN 45-4 at the beginning of the fourth quarter of fiscal 2008. The adoption of FSP 133-1 and FIN 45-4 for reporting as of December 31, 2008, did not have any impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 for reporting as of September 30, 2008 did not have any impact on our consolidated financial statements. See Note 6 for further information on fair value measurements.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. SFAS 141(R) is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We will adopt SFAS 141(R) beginning in the first quarter of fiscal 2009. SFAS 141(R) will change our accounting for business combinations on a prospective basis for any business combination completed on or after January 1, 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We will adopt FSP FAS 142-3 beginning in the first quarter of fiscal 2009. FSP FAS 142-3 will change our accounting for intangible assets acquired after the adoption date.

(3)   ACQUISITIONS

Diamond Integration L.L.C.

On July 15, 2008, we acquired the assets of Diamond Integration, L.L.C. ("Diamond"), a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The purchase price consisted of a cash payment of $239, plus transaction costs of $23. The following is an allocation of the purchase price:
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

The results of Diamond have been included in our Mechanical Products segment from the date of acquisition. See Note 4 for impairment of Diamond goodwill as of December 31 2008. The pro forma consolidated results of operations inclusive of the acquisition of Diamond are not material.

Sigma Systems Corp.

On October 6, 2008, we entered into and consummated an Agreement and Plan of Merger (the "Merger Agreement") with Sigma Systems Corp. ("Sigma"), its President, Sandy L. Hoover, and its stockholders pursuant to which all of the outstanding shares of Sigma were exchanged for $1,000 in cash, 550,000 shares of our common stock, and non-negotiable promissory notes in an aggregate principal amount of $1,525. The notes bear interest at the prime rate plus 1.25%, are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal installments beginning on October 6, 2010. See additional disclosures related to the promissory notes in Note 10. During the closing of the transaction, we repaid $303 of debt that was on the books of Sigma prior to the acquisition, of which $118 was a working capital loan that had been provided to Sigma by the selling stockholders.

Sigma is a leading manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and semiconductor. The results of Sigma have been included in our Thermal Products segment from the date of acquisition. The following is a preliminary allocation of the purchase price, and is subject to revisions based upon additional information:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   ACQUISITIONS (Continued)
Cash payment	$1,000
Non-negotiable promissory notes issued	1,525
550,000 common shares at $0.90 per share	495
Debt repaid	303
Transaction costs	226
3,549
Estimated fair value of identifiable assets acquired, net of liabilities assumed	1,893
Goodwill established	$1,656

The estimated fair value of identifiable assets, net of liabilities assumed, shown above includes $1,380 which represents intangible assets. These intangible assets include customer relationships valued at $370 which are being amortized over an estimated useful life of 72 months, software valued at $270 which is being amortized over an estimated useful life of 120 months, patents valued at $230 which are being amortized over and estimated useful life of 60 months, and trademarks valued at $510 which have an indefinite life.

The unaudited pro forma consolidated results of operations as if the acquisition of Sigma had occurred on January 1, 2007 after giving effect to non-recurring charges, are as follows:
Pro Forma:	2008	2007(1)
Net revenues	$15,364	$20,502
Net loss	$(9,031)	$(5,856)
Diluted loss per share	$(0.90)	$(0.60)

(1)	Sigma's results for 2007 include a $691 gain on sale related to the sale of Sigma's office and manufacturing facility.

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Indefinite Life Intangible Assets

As of December 31, 2008 and 2007, our goodwill totaled $1,656 and $0, respectively, and our indefinite life intangible assets totaled $510 and $0, respectively. During December 2008 and 2007, we assessed our goodwill and indefinite life intangible assets for impairment in accordance with the requirements of SFAS No. 142. The results of these assessments are discussed below.

2008 Assessment
In December 2008, we completed our annual impairment assessment for the goodwill and indefinite life intangible assets that are allocated to our Thermal Products reporting unit. This goodwill and the indefinite life intangible asset are both a result of our acquisition of Sigma in October 2008, as discussed in Note 3. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to be greater than its carrying value.

In December 2008, we also completed our annual impairment assessment for the goodwill that is allocated to our Mechanical Products reporting unit. This goodwill resulted from our acquisition of Diamond in July 2008, as discussed in Note 3. Due to the significant operating losses experienced by our Mechanical Products reporting unit during 2008, combined with our forecasts that indicated potential future losses for this reporting unit, we determined that the fair value of this reporting unit was less than its carrying value. We determined that the carrying value of goodwill allocated to this reporting unit exceeded the implied fair value of goodwill and therefore our goodwill allocated to this reporting unit was fully impaired. As a result of this impairment, we recorded a charge of $130.

At December 31, 2008, our Electrical Products reporting unit had no goodwill or indefinite life intangible assets allocated to it and therefore there was no annual impairment assessment for goodwill and indefinite life intangible assets required.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

2007 Assessment
In December 2007, we completed our annual impairment assessment for the goodwill that is allocated to our Mechanical Products reporting unit. This goodwill resulted from the prior acquisitions of our foreign subsidiaries in this reporting unit. Due to the significant operating losses experienced by our Mechanical Products reporting unit during 2007, combined with our forecasts that indicated potential future losses for this reporting unit, we determined that the fair value of the reporting unit was less than its carrying value. We determined that the carrying value of goodwill allocated to this reporting unit exceeded the implied fair value of goodwill and therefore our goodwill allocated to this reporting unit was fully impaired. As a result of this impairment, we recorded a charge of $2,848.

At December 31, 2007, our Thermal Products and Electrical Products reporting units had no goodwill or indefinite life intangible assets allocated to them and therefore there was no annual impairment assessment for goodwill and indefinite life intangible assets required.

Changes in the amount of the carrying value of goodwill and for the years ended December 31, 2008 and 2007 are as follows:
	2008	2007
Balance - Beginning of period	$ -	$ 2,629
Acquisition of Diamond Integration, L.L.C.	130	-
Acquisition of Sigma Systems Corp.	1,656	-
Impact of foreign currency translation	-	219
Impairment of goodwill	(130)	(2,848)
Balance - End of period	$1,656	$ -

The change in the amount of the carrying value of indefinite life intangible assets for the year ended December 31, 2008 is as follows:
2008
Balance - Beginning of period	$ -
Acquisition of Sigma Systems Corp.	510
Balance - End of period	$510

Finite-lived Intangible Assets

As of December 31, 2008 and 2007, we had finite-lived intangible assets which totaled $836 and $273, net of accumulated amortization of $34 and $302, respectively. At December 31, 2008, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of December 31, 2008, these assets had remaining estimated useful lives of 69 months, 117 months, and 57 months, respectively. These intangible assets are allocated to our Thermal Products segment. At December 31, 2007, our finite-lived intangible asset consisted of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002 and were allocated to the Mechanical Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of SFAS No. 144. Please see "Impairment of Long-Lived Assets" below for the results of our assessment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2008 and 2007, respectively:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)
	2008	2007
Balance - Beginning of period	$273	$299
Acquisition of Diamond Integration, L.L.C.	95	-
Acquisition of Sigma Systems Corp.	870	-
Amortization	(109)	(54)
Impact of foreign currency translation	(9)	28
Impairment of finite-lived intangible assets	(284)	-
Balance - End of period	$836	$273

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2009	$135
2010	$135
2011	$135
2012	$135
2013	$123

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment.

2008 Assessments
During December 2008, due to the significant operating losses experienced during 2008, combined with our forecasts that indicated potential future losses for our Mechanical Products and Electrical Products segments, we assessed the long-lived assets allocated to these segments for impairment. Our assessment indicated that the finite-lived intangible assets and certain property and equipment that are allocated to these segments were impaired. The impaired assets which are allocated to our Electrical Products segment include property and equipment. The impaired assets which are allocated to our Mechanical Products segment include the intangible asset which consists of the patent applications held by our Intestlogic subsidiary, two intangible assets consisting of a customer list and a non-compete agreement which resulted from our acquisition of Diamond in July 2008, as discussed further in Note 3, and certain property and equipment held by our Cherry Hill manufacturing facility and our Japanese sales and distribution operation. The impairment charge of $1,244 which was recorded in December 2008 included $284 related to our finite-lived intangible assets and $960 related to our property and equipment.

In addition to the impairment charge recorded in December 2008, we also recorded an impairment charge of $133 in the third quarter of 2008 related to the property and equipment of our Intestlogic subsidiary which we announced our decision to close in September 2008. See further discussion of the closure of this operation in Note 5. This operation was closed during the fourth quarter of 2008 and was included in our Mechanical Products segment.

2007 Assessment
During December 2007, due to the significant operating losses experienced during 2007, combined with our forecasts that indicated potential future losses for our Mechanical Products segment, we assessed the long-lived assets allocated to this segment for impairment. Our assessment indicated that certain property and equipment held by our Cherry Hill manufacturing facility was impaired and, accordingly we recorded a $535 charge for the impairment of these long-lived assets during the fourth quarter of 2007.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   RESTRUCTURING AND OTHER CHARGES

2008

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we have focused on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to date to reduce our operating cost structure are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

Mechanical Products Segment Restructuring
On June 30, 2008, we announced that we were reducing the workforce in our Mechanical Products segment by 18 employees, representing 18% of the total employees in this segment, and implementing a reduced work week for our manufacturing facility in Amerang, Germany (the "Q2 2008 MP Workforce Reduction"). The total costs incurred related to this action were $200. These costs represented one-time termination benefits. This action was completed in the third quarter of 2008. We expect that the completed Q2 2008 MP Workforce Reduction will reduce our annual operating expense structure by approximately $1,378.

On September 12, 2008, we approved a restructuring plan for our Mechanical Products segment (the "Q3 2008 MP Plan"). As a part of this plan, we will permanently close our manufacturing facility in Amerang, Germany and our engineering and sales office in the U.K. In addition to these facility closures, we reduced our domestic workforce by 4 employees, which represented approximately 7% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this segment, temporarily reduced the fees paid to members of our Board of Directors and implemented permanent reductions for expenses related to our use of third-party vendors. Effective January 1, 2009, we implemented additional temporary and permanent cost reductions associated with our employee benefit plans. This includes the temporary suspension of our 401(k) matching contributions and the implementation of an employee contribution of a portion of the cost of medical coverage for our domestic employees in this segment. The total costs incurred related to these actions were $331 which is made up of $140 for one-time termination benefits and $191 for facility closure costs. These actions were completed during the fourth quarter of 2008. We expect that the completed Q3 2008 MP Plan will reduce our annual operating expense structure by approximately $2,176.

On December 9, 2008, we approved a further reduction in workforce in our Mechanical Products segment of 9 employees, representing approximately 11% of the total employees in this segment (the "Q4 2008 MP Plan"). We incurred approximately $101 in total costs related to this action for one-time termination benefits. These costs were incurred in the fourth quarter of 2008. In addition to the reduction in workforce, we reduced by 40% the hours worked by three employees and reduced by 25% the salary of two employees. These actions were taken to reduce the operating expenses of this segment in response to continued operating losses. These actions were completed during the fourth quarter of 2008. We expect that the completed Q4 2008 MP Plan will reduce our annual operating expense structure by approximately $798.

Electrical Products Segment Restructuring
On September 12, 2008, we approved a restructuring plan for our Electrical Products segment (the "Q3 2008 EP Plan"). As a part of this plan, we reduced our workforce by 3 employees, which represented approximately 9% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this segment, and, effective January 1, 2009, we implemented additional temporary and permanent cost reductions associated with our employee benefit plans, similar to those discussed above for the Q3 2008 MP Plan. The total costs incurred related to this action were $8, which represented one-time termination benefits. This action was completed in the third quarter of 2008. We expect that the completed Q3 2008 EP Plan will reduce our annual operating expense structure by approximately $546.

On November 19, 2008, we approved a further reduction in workforce in our Electrical Product segment of 10 employees, representing approximately 36% of the total employees in this segment (the "Q4 2008 EP Plan"). We incurred $77 in total costs related to this action for one-time termination benefits. This action was taken to reduce the operating expenses of this segment in response to continued operating losses. These actions were completed during the fourth quarter of 2008. We expect that the completed Q4 2008 EP Plan will reduce our annual operating expense structure by approximately $646.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   RESTRUCTURING AND OTHER CHARGES (Continued)

Our restructuring costs for the year ended December 31, 2008 are summarized as follows:
	Q2 2008 MP Workforce Reduction	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Total
Balance - January 1, 2008	$ -	$ -	$ -	$ -	$ -	$ -
Accruals for one-time termination benefits and facility closure costs	200	331	101	8	77	717
Severance and other cash payments related to one-time termination benefits and facility closure costs	(200)	(259)	(73)	(5)	(39)	(576)
Balance - December 31, 2008	$ -	$ 72	$ 28	$ 3	$ 38	$141

2007

There were no restructuring and other charges for 2007.

2006
We closed our U.K. manufacturing operation during 2005. As of January 1, 2006, we had a $205 accrual remaining which was related primarily to estimated lease termination costs for the facility that had been occupied by this operation. In November 2006, we entered into an agreement to sub-lease this facility. During the fourth quarter of 2006, we recorded an additional $23 of lease termination costs as a result of finalizing this sub-leasing arrangement as well as a $167 foreign currency translation adjustment related to final dissolution of this operation. As of December 31, 2008 all aspects of the closure are now complete. However, as a part of the sub-lease agreement, we made certain guarantees as more fully described in Note 13. Our U.K. operation was included in our Mechanical Products segment.

Our restructuring and other charges for 2006 are summarized as follows:
U.K. Operation Closure
Balance - January 1, 2006	$ 205
Accruals in 2006	23
Cash payments related to lease obligations	(228)
Balance - December 31, 2006	$ -

(6)   FAIR VALUE

As discussed in Note 2, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities, which consisted of cash and cash equivalents, a note receivable and notes payable to shareholder as of December 31, 2008. We will not apply the provisions of SFAS No. 157 until January 1, 2009 for the following major categories of nonfinancial assets and nonfinancial liabilities: Property and Equipment, Intangible Assets and Goodwill. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in an orderly transaction in the principal or most advantageous market for the asset or liability between market participants at the measurement date. SFAS No. 157 also establishes a three-tiered fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of inputs within the fair value hierarchy are as follows:
    Level 1 inputs are quoted prices in active markets for identical assets or liabilities.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(6)   FAIR VALUE (Continued)

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

The following table presents our financial assets and financial liabilities that are measured at fair value on a recurring basis as of December 31, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$7,137	$ -	$ -	$7,137
Note receivable	-	-	23	23
Total assets measured at fair value at December 31, 2008	$7,137	$ -	$ 23	$7,160
Liabilities:
Notes payable to shareholder	$ -	$ -	$1,525	$1,525
Total liabilities measured at fair value at December 31, 2008	$ -	$ -	$1,525	$1,525

Our financial assets, which are measured and recorded at fair value using Level 3 inputs, consist of a note receivable. This note receivable is included in Other Assets on our consolidated balance sheet and is more fully discussed in Note 16. Interest accrued on this note receivable is included in Interest Income on our Statement of Operations. This note receivable is denominated in British Pounds Sterling. Any foreign currency transaction gains or losses recorded related to this note receivable are recorded in Other Income (Expense) on our Statement of Operations. A reconciliation of the beginning and ending balance of this note receivable is presented below:
Balance - January 1, 2008	$135
Interest accrued	6
Foreign currency transaction losses	(31)
Repayment of principal and interest	(87)
Balance - December 31, 2008	$ 23

Our financial liabilities, which are measured and recorded at fair value using Level 3 inputs, consist of notes payable to shareholder. These notes payable are a result of our acquisition of Sigma in October 2008 and are more fully discussed in Notes 3 and 10. Interest accrued on the notes payable is included in Interest Expense on our Statement of Operations. Any accrued but unpaid interest is included in Other Accrued Expenses on our Balance Sheet. During 2008, we recorded $20 of interest expense related to these notes payable, none of which was paid during 2008. A reconciliation of the beginning and ending balance of these notes payable is presented below:
Balance - January 1, 2008	$ -
Issuance of notes payable to shareholder in connection with acquisition of Sigma	1,525
Balance - December 31, 2008	$1,525

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 16%, 20% and 19% of our consolidated net revenues in 2008, 2007 and 2006, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the years ended December 31, 2008, 2007 and 2006, no other customer accounted for 10% or more of our consolidated net revenues.

(8)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2008	2007
Raw materials	$3,145	$3,903
Work in process	298	343
Inventory consigned to others	165	251
Finished goods	585	600
	$4,193	$5,097

(9)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued professional fees	$391	$313
Accrued rent	184	240
Accrued repairs	153	153
Accrued customer obligations	92	143
Other	124	111
	$944	$960

(10)   DEBT

Notes Payable to Shareholder

As a result of our acquisition of Sigma as more fully discussed in Note 3, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding at December 31, 2008. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments beginning on October 6, 2010.

Line of Credit

As of December 31, 2008, we had a secured credit facility which provided for maximum borrowings of $250. This credit facility is secured by all the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. We have not utilized this facility to borrow any funds. Our only usage consists of the issuance of two letters of credit which are outstanding as of December 31, 2008 in the face amounts of $200 and $50, respectively (see "Letters of Credit" below). We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the credit facility require that we maintain a minimum level of $200 of cash with the bank. The loan agreement also contains certain negative covenants regarding among other things, acquisitions and additional debt. We have notified the lender that we did not request their prior approval of our recent acquisitions and the debt incurred in the acquisition of Sigma, and, so, may have violated these covenants. We have not yet received a response from the lender regarding the possible waiver of such covenants. This credit facility expires on September 30, 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   DEBT (Continued)

Letters of Credit

As of December 31, 2008 and 2007, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its new facility in Sharon, Massachusetts. This letter of credit expires January 1, 2010; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

As of December 31, 2008 and 2007, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a new facility for our Electrical Products operation based in northern California. We occupied this facility in late January 2005. This letter of credit expires September 13, 2009, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

Capital Lease Obligations

Periodically we enter into capital lease agreements to finance equipment purchases. The minimum lease payments under the capital leases in effect at December 31, 2008 are as follows:
2009	$ 8
2010	1
Total minimum lease payments	9
Less: Amount representing interest	-
Present value of minimum lease payments	9
Less: Current portion of capital leases	8
Obligations under capital lease, excluding current portion	$ 1

(11)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2008, 2007 and 2006 was $118, $118 and $118, respectively

(12)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2012. Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $1,674, $1,787 and $1,839, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)   COMMITMENTS AND CONTINGENCIES (Continued)

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2008 are as follows:
2009	$1,682
2010	$1,194
2011	$ 334
2012	$ 80
$3,290

(13)   GUARANTEES

Product Warranties

Warranty expense (recovery) for the years ended December 31, 2008, 2007 and 2006 was $55, $(198) and $378, respectively. During 2007, we recorded a reduction in our consolidated warranty accrual reflecting favorable claims experience. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2008 and 2007:
	2008	2007
Balance - Beginning of period	$ 387	$ 857
Payments made under warranty	(161)	(272)
Accruals (reversals) for product warranty	55	(198)
Balance - End of period	$ 281	$ 387

U.K. Lease Guarantee

In connection with the closure of our U.K manufacturing operation, as more fully discussed in Note 5, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of December 31, 2008, there was approximately $161 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of December 31, 2008 we have not recorded any amounts in our financial statements related to this guarantee.

(14)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of certain of our foreign subsidiaries which we consider to be permanently reinvested and, as a result, for which U.S. income taxes have not been provided was $616 and $2,001 at December 31, 2007 and 2006, respectively. At December 31, 2008 there was an accumulated deficit of $(2,460).

Income (loss) before income taxes was as follows:
	Years Ended December 31,
	2008	2007	2006
Domestic	$(6,915)	$(5,885)	$1,127
Foreign	(2,165)	(576)	2,863
	$(9,080)	$(6,461)	$3,990

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  INCOME TAXES (Continued)

Income tax expense was as follows:
	Years Ended December 31,
	2008	2007	2006
Current
Domestic -- Federal	$ -	$ (5)	$ -
Domestic -- state	(54)	27	10
Foreign	107	256	1,109
	53	278	1,119
Deferred:
Domestic -- Federal	-	-	-
Domestic -- state	-	-	-
	-	-	-
Income tax expense	$ 53	$ 278	$1,119

During 2008 and 2007, we repatriated $1,200 and $366, respectively, in foreign earnings for which no U.S. income taxes had previously been provided as we had considered these amounts to be permanently reinvested. There was no tax effect of this distribution as it was offset by our net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007:
	December 31,
	2008	2007
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$5,267	$3,540
Foreign tax credit carryforward	833	823
Depreciation of property and equipment	1,251	654
Inventories	444	361
Accrued vacation pay	149	190
Accrued bonuses	6	-
Accrued warranty	52	67
Allowance for doubtful accounts	41	41
Other	59	5
	8,102	5,681
Valuation allowance	(7,159)	(5,112)
Deferred tax assets	943	569
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries	(429)	(560)
Net intangible assets	(511)	-
Accrued royalty income	(3)	(9)
Deferred tax liabilities	(943)	(569)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2008 and 2007 was $5,112 and $4,086, respectively. The net change in the valuation allowance for the years ended December 31, 2008 and 2007 was an increase of $2,047 and $1,026, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  INCOME TAXES (Continued)

the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2028. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2008.

An analysis of the effective tax rate for the years ended December 31, 2008, 2007 and 2006 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2008	2007	2006
Expected income tax (benefit) provision at U.S. statutory rate	$(3,087)	$(2,197)	$1,357
Increase (decrease) in tax from:
Nondeductible impairment of goodwill	-	969	-
Effects of NOL and tax credit carryforwards and changes in valuation allowance	2,616	1,166	(563)
Foreign income tax rate differences	(11)	77	134
Nondeductible expenses	162	127	48
Repatriation of international earnings	408	124	425
State tax expense (credit)	(35)	17	7
Federal credits	-	(5)	-
Extraterritorial income exclusion	-	-	(104)
Tax impact of liquidation of foreign subsidiary	-	-	(185)
Income tax expense	$ 53	$ 278	$1,119

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

Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2007, we had no unrecognized tax benefits, and accordingly, we have not recognized any interest or penalties during 2007 or 2008 related to unrecognized tax benefits. We did not accrue for interest or penalties as of December 31, 2008. We do not have an accrual for uncertain tax positions as of December 31, 2008.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2005 and thereafter are subject to examination by the relevant taxing authorities.

(15)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(16)  RELATED PARTY TRANSACTIONS

On June 30, 2005, in connection with the closing of our U.K. manufacturing operation, we sold certain assets of this operation, including the machine shop assets, to the then managing director of our U.K. manufacturing operation for $132. In connection

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  RELATED PARTY TRANSACTIONS (Continued)

with this transaction, we took back a $132 note receivable with a five-year term with interest payable quarterly at the rate of 4.5%. During 2006, we advanced an additional $26 to this individual under this note receivable arrangement. At December 31, 2008 and 2007, the balance outstanding under this note receivable was $23 and $135, respectively. In addition, in January 2006, we entered into a lease agreement for office space in a building which is owned by this individual. The original lease agreement was for a term of five years with rent payable at the rate of $23 per year. This office space was for our marketing and support personnel who were based in the U.K. As discussed in Note 5, we closed our U.K. office in the fourth quarter of 2008 as a part of our restructuring efforts. During the fourth quarter of 2008, we negotiated a settlement agreement with this individual related to the termination of this lease. The settlement amount was $64 and was offset against the remaining principal amount due on the note receivable. This amount has been classified as a repayment of principal in the table in Note 6.

As of December 31, 2008 we have notes payable in the aggregate amount of $1,525 to one of our shareholders, Sandy Hoover. This note payable is a result of our acquisition of Sigma which is more fully discussed in Note 3. The terms of the note are discussed in Note 10.

(17)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2008 and 2007, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock may be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2008, 432,500 shares remain available to grant under the 2007 Stock Plan.

We account for our stock-based compensation in accordance with SFAS No. 123R. We have not granted any stock options during 2008, 2007 or 2006. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2008, total compensation expense to be recognized in future periods was $384. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.3 years.

Stock Options

The following table summarizes the stock option activity for the three years ended December 31, 2008:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2006 (629,600 exercisable)	629,600	$3.87
Granted	-	-
Exercised	(50,500)	3.35
Canceled	(17,550)	4.01
Options outstanding, December 31, 2006 (561,550 exercisable)	561,550	3.91

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  STOCK-BASED COMPENSATION PLAN (Continued)
	Number of Shares	Weighted Average Exercise Price
Granted	-	-
Exercised	(5,000)	3.35
Canceled	(90,050)	5.97
Options outstanding, December 31, 2007 (466,500 exercisable)	466,500	3.52
Granted	-	-
Exercised	-	-
Canceled	(46,500)	4.19
Options outstanding, December 31, 2008 (420,000 exercisable)	420,000	3.44

The total intrinsic value of the options exercised during 2007 and 2006 was $7 and $122, respectively. No options were exercised during 2008.

The following table summarizes information about stock options outstanding at December 31, 2008:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2008	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	344,000	3.89 years	$3.11	$ -
$3.61 - $4.00	41,000	3.52 years	$3.78	-
$5.66 - $6.75	35,000	3.37 years	$6.35	-
	420,000		$3.44	$ -

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $0.25 at December 31, 2008, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2008, 2007 and 2006, respectively, related to nonvested shares:
	Years Ended December 31,
	2008	2007	2006
Cost of revenues	$ 22	$ 20	$ 18
Selling expense	28	21	12
Engineering and product development expense	48	32	18
General and administrative expense	320	309	269
	$418	$382	$317

There was no compensation expense capitalized in 2008, 2007 or 2006.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  STOCK-BASED COMPENSATION PLAN (Continued)

The following table summarizes the activity related to nonvested shares for the three years ended December 31, 2008:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2006	203,750	$4.61
Granted	7,500	3.75
Vested	(70,000)	4.55
Forfeited	(7,500)	4.80
Nonvested shares outstanding, December 31, 2006	133,750	4.58
Granted	162,000	4.16
Vested	(58,750)	4.70
Forfeited	(11,250)	3.76
Nonvested shares outstanding, December 31, 2007	225,750	4.29
Granted	-	-
Vested	(99,250)	4.48
Forfeited	(7,500)	4.24
Nonvested shares outstanding, December 31, 2008	119,000	4.14

The total fair value of the shares which vested during the years ended December 31, 2008, 2007 and 2006 was $95, $136 and $348, respectively.

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

(18)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp. who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Effective January 1, 2006, the plan was amended to reduce the vesting period for employer contributions from six years to four years. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. During the first half of 2006, our matching contributions were suspended. We began matching employee contributions again during the third quarter of 2006. Effective January 1, 2009, we have suspended matching contributions. We contributed $266, $301 and $190 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. During the first half of 2006, our matching contributions were suspended due to our cost containment efforts. We began matching employee contributions again during the third quarter of 2006. Effective January 1, 2009, we have suspended matching contributions. Temptronic contributed $71, $91 and $52 to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $300, $300 and $278 were made during 2008, 2007 and 2006, respectively. Through December 31, 2008, we had made a total of $1,328 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Tempronic.

(19)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface). The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). Diamond, which we acquired in July 2008 as more fully discussed in Note 3, is included in the operations of our Cherry Hill, NJ manufacturing facility. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. In addition, this segment provides post warranty service and support for various ATE equipment. The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008 as more fully discussed in Note 3. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides after-sale service and support, which is paid for by its customers. The Electrical Products segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Years Ended December 31,
	2008	2007	2006
Net revenues from unaffiliated customers:
Mechanical Products	$15,001	$22,070	$35,244
Thermal Products	18,753	22,064	22,794
Electrical Products	6,759	6,673	7,328
Intersegment sales	(1,723)	(2,102)	(3,020)
	$38,790	$48,705	$62,346
Intersegment sales:
Mechanical Products	$ 27	$ 8	$ 4
Thermal Products	1,237	1,746	2,475
Electrical Products	459	348	541
	$1,723	$2,102	$3,020

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(19)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2008	2007	2006
Depreciation/amortization:
Mechanical Products	$ 317	$ 633	$ 778
Thermal Products	382	322	353
Electrical Products	374	354	350
	$1,073	$1,309	$1,481
Operating income (loss):
Mechanical Products	$(8,363)	$(7,259)	$2,526
Thermal Products	485	1,600	1,964
Electrical Products	(1,572)	(1,136)	(971)
Corporate	10	(58)	1
	$(9,440)	$(6,853)	$3,520
Earnings (loss) before income taxes:
Mechanical Products	$(8,002)	$(6,994)	$2,877
Thermal Products	484	1,856	2,146
Electrical Products	(1,572)	(1,265)	(1,034)
Corporate	10	(58)	1
	$(9,080)	$(6,461)	$3,990
Income tax expense (benefit):
Mechanical Products	$ 46	$ 43	$ 985
Thermal Products	7	235	134
Electrical Products	-	-	-
Corporate	-	-	-
	$ 53	$278	$1,119
Net earnings (loss):
Mechanical Products	$(8,048)	$(7,037)	$1,892
Thermal Products	477	1,621	2,012
Electrical Products	(1,572)	(1,265)	(1,034)
Corporate	10	(58)	1
	$(9,133)	$(6,739)	$2,871
Capital expenditures:
Mechanical Products	$ 97	$314	$233
Thermal Products	208	244	304
Electrical Products	95	124	272
	$400	$682	$809
	December 31,
Identifiable assets:	2008	2007
Mechanical Products	$ 7,128	$12,948
Thermal Products	12,018	11,479
Electrical Products	1,346	3,296
	$20,492	$27,723

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(19)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
Net revenues from unaffiliated customers:	2008	2007	2006
U.S.	$29,225	$36,377	$42,559
Europe	3,888	6,637	5,742
Asia-Pacific	5,677	5,691	14,045
	$38,790	$48,705	$62,346
	December 31,
Long-lived assets:	2008	2007
U.S.	$474	$1,761
Europe	125	367
Asia-Pacific	18	70
	$617	$2,198

(20)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2008. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/08	6/30/08(1)	9/30/08(2)	12/31/08(3)	Total
Net revenues	$11,304	$11,497	$ 9,159	$ 6,830	$38,790
Gross margin	4,453	4,523	2,962	1,847	13,785
Loss before income tax expense (benefit)	(1,264)	(1,310)	(1,995)	(4,511)	(9,080)
Income tax expense (benefit)	62	47	37	(93)	53
Net loss	(1,326)	(1,357)	(2,032)	(4,418)	(9,133)

Net loss per common share - basic	$(0.14)	$(0.15)	$(0.22)	$(0.45)	$(0.97)
Weighted average common shares outstanding - basic	9,307,670	9,323,975	9,337,092	9,888,043	9,465,006
Net loss per common share - diluted	$(0.14)	$(0.15)	$(0.22)	$(0.45)	$(0.97)
Weighted average common shares outstanding - diluted	9,307,670	9,323,975	9,337,092	9,888,043	9,465,006

	Quarters Ended
	3/31/07	6/30/07	9/30/07	12/31/07(4)	Total
Net revenues	$12,118	$12,062	$13,114	$11,411	$48,705
Gross margin	4,397	4,591	5,112	4,595	18,695
Loss before income tax expense	(1,188)	(1,000)	(174)	(4,099)	(6,461)
Income tax expense	33	86	78	81	278
Net loss	(1,221)	(1,086)	(252)	(4,180)	(6,739)

Net loss per common share - basic	$(0.13)	$(0.12)	$(0.03)	$(0.45)	$(0.73)
Weighted average common shares outstanding - basic	9,178,727	9,194,086	9,216,443	9,268,167	9,214,607
Net loss per common share - diluted	$(0.13)	$(0.12)	$(0.03)	$(0.45)	$(0.73)
Weighted average common shares outstanding - diluted	9,178,727	9,194,086	9,216,443	9,268,167	9,214,607

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(20)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

(1)	The quarter ended June 30, 2008 included $200 of restructuring charges.
(2)	The quarter ended September 30, 2008 included a $133 charge for impairment of long-lived assets and $61 of restructuring charges.
(3)	The quarter ended December 31, 2008 included a $130 charge for impairment of goodwill, a $1,244 charge for impairment of long-lived assets and $456 of restructuring charges.
(4)	The quarter ended December 31, 2007 included a $2,848 charge for goodwill impairment and a $535 charge for impairment of long-lived assets.

(21) SUBSEQUENT EVENTS

Subsequent to December 31, 2008, we implemented further restructuring actions in response to the effects of the downward trend in our businesses. These actions have included reductions in workforce and temporary salary reductions as discussed below.

On January 15, 2009, we approved a reduction in workforce in our Thermal Products segment of 5 employees, representing approximately 6% of the total employees in this segment. We will incur approximately $31 in total costs related to this action for one-time termination benefits. These costs will be incurred in the first quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We completed the communication of these actions to our employees on January 22, 2009, and expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $324.

On April 8, 2009, we approved reductions in workforce in our Mechanical Products, Thermal Products and Corporate segments of 13, 11 and one employee, respectively, which represented 20%, 15% and 20%, respectively, of the employees in each of these segments. We will incur approximately $135 in total costs related to these actions for one-time termination benefits. These costs will be incurred in the second and third quarters of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152. We completed the communications of these actions to our employees on April 15, 2009.

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. We have not yet determined the final termination dates for these employees or an estimate of the one-time termination benefits and facility closure costs associated with the closure of our Japanese operations.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment. We plan to terminate 8 employees and notified these employees of their planned termination on April 20, 2009. We have not yet determined the final termination dates for these employees, but we currently expect these actions to be completed by June 30, 2009. We currently estimate that we will incur approximately $43 in total costs related to this action for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009. In connection with this action, we plan to centralize manufacturing of manipulator and docking hardware products in our Cherry Hill, New Jersey operation.

The reductions in force noted above for the Mechanical Products segment totaled 13 employees, representing 26% of the employees in this segment.

On April 27, 2009, we approved workforce reductions in our Electrical Products segment. On April 30, 2009 we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We will incur approximately $76 in total costs related to these actions for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009.

We currently expect that the completed actions taken in these segments and company wide in April 2009 will reduce our annual operating expenses by approximately $3,036. All of these actions were taken to further reduce our operating expenses in response to current business conditions.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2006
Allowance for doubtful accounts	199	(16)	(50)	133
Warranty reserve	935	378	(456)	857

Year Ended December 31, 2007
Allowance for doubtful accounts	133	(20)	(4)	109
Warranty reserve	857	(198)	(272)	387

Year Ended December 31, 2008
Allowance for doubtful accounts	109	61	(22)	148
Warranty reserve	387	55	(161)	281