Form 10-Q
period 2009-03-31
INTEST CORP
filed 2009-07-17
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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
YES  X      NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files). YES ____    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                                                Accelerated filer  ___
Non-accelerated filer   ___ (Do not check if a smaller reporting company)                        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on June 30, 2009:

10,053,956

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Mar. 31,   Dec. 31,
                                                                       2009       2008
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 5,236    $ 7,137
  Trade accounts and notes receivable, net of allowance for
    doubtful accounts of $159 and $148, respectively                   2,851      3,758
  Inventories                                                          3,527      4,193
  Prepaid expenses and other current assets                              601        816
     Total current assets                                             12,215     15,904
Property and equipment:
  Machinery and equipment                                              3,860      3,869
  Leasehold improvements                                                 576        576
                                                                       4,436      4,445
  Less: accumulated depreciation                                      (3,893)    (3,828)
     Net property and equipment                                          543        617

Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,313      1,346
Other assets                                                             878        969
     Total assets                                                    $16,605    $20,492
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,324    $ 1,830
  Accrued wages and benefits                                           1,524      1,569
  Accrued warranty                                                       264        281
  Accrued sales commissions                                              116        160
  Accrued restructuring and other charges                                 20        141
  Other accrued expenses                                                 893        944
  Domestic and foreign income taxes payable                              116        173
  Deferred rent                                                          118        118
  Capital lease obligations                                                6          8
     Total current liabilities                                         4,381      5,224
Notes payable to shareholder                                           1,525      1,525
Deferred rent, net of current portion                                    246        275
Capital lease obligations, net of current portion                          -          1
     Total liabilities                                                 6,152      7,025
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,209,005 and 10,209,005 shares issued, respectively               102        102
  Additional paid-in capital                                          25,709     25,665
  Accumulated deficit                                                (15,713)   (12,958)
  Accumulated other comprehensive earnings                             1,216      1,519
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                       10,453     13,467
     Total liabilities and stockholders' equity                      $16,605    $20,492
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2009      2008
                                                                    --------  --------

Net revenues                                                         $ 4,395   $11,304
Cost of revenues                                                       3,592     6,851
                                                                     -------   -------
Gross margin                                                             803     4,453
                                                                     -------   -------

Operating expenses:
  Selling expense                                                      1,137     2,094
  Engineering and product development expense                            757     1,410
  General and administrative expense                                   1,684     2,248
  Restructuring and other charges                                         60         -
                                                                     -------   -------
Total operating expenses                                               3,638     5,752
                                                                     -------   -------
Operating loss                                                        (2,835)   (1,299)
                                                                     -------   -------
Other income (expense):
Interest income                                                           17       109
Interest expense                                                         (17)        -
Other                                                                     81       (74)
                                                                     -------   -------
Total other income                                                        81        35
                                                                     -------   -------
Loss before income tax expense                                        (2,754)   (1,264)
Income tax expense                                                         1        62
                                                                     -------   -------

Net loss                                                             $(2,755)  $(1,326)
                                                                     =======   =======

Net loss per common share - basic                                     $(0.28)   $(0.14)

Net loss per common share - diluted                                   $(0.28)   $(0.14)

Weighted average common shares outstanding - basic                 9,956,989 9,307,670

Weighted average common shares and common share
 equivalents outstanding - diluted                                 9,956,989 9,307,670

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2009       2008
                                                                --------   -------
Net loss                                                        $(2,755)   $(1,326)

Foreign currency translation adjustments                           (303)       588
                                                                -------    -------

Comprehensive loss                                              $(3,058)   $  (738)
                                                                =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                          Accumulated           Total
                                  Common Stock   Additional                 Other               Stock-
                                ----------------   Paid-In   Accumulated Comprehensive Treasury holders'
                                 Shares   Amount   Capital     Deficit      Income      Stock   Equity
                               ---------- ------ ----------  ----------- ------------- -------- -------

Balance, January 1, 2009       10,209,005  $ 102   $25,665    $(12,958)     $1,519      $(861)  $13,467

Net loss                                -      -         -      (2,755)          -          -    (2,755)

Other comprehensive loss                -      -         -           -        (303)         -      (303)

Amortization of deferred
compensation related
to restricted stock                     -      -        44           -           -          -        44
                               ----------  -----   -------    --------      ------      -----   -------

Balance, March 31, 2009        10,209,005  $ 102   $25,709    $(15,713)     $1,216      $(861)  $10,453
                               ==========  =====   =======    ========      ======      =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                         2009       2008
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(2,755)   $(1,326)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                              129        239
Foreign exchange (gain) loss                                               (46)       102
Amortization of deferred compensation related to restricted stock           44        111
Proceeds from sale of demonstration equipment, net of gain                   -          7
Changes in assets and liabilities:
Trade accounts and notes receivable                                        887       (533)
Inventories                                                                633       (534)
Prepaid expenses and other current assets                                  185        325
Other assets                                                                23          5
Accounts payable                                                          (503)     1,225
Accrued wages and benefits                                                  10         39
Accrued warranty                                                           (17)        (2)
Accrued sales commissions                                                  (43)       (93)
Accrued restructuring and other charges                                   (116)         -
Other accrued expenses                                                     (47)        26
Domestic and foreign income taxes payable                                  (49)       (13)
Deferred rent                                                              (29)       (30)
                                                                       -------    -------
Net cash used in operating activities                                   (1,694)      (452)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (33)      (100)
                                                                       -------    -------
Net cash used in investing activities                                      (33)      (100)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations                                     (3)        (1)
                                                                       -------    -------
Net cash used in financing activities                                       (3)        (1)
                                                                       -------    -------
Effects of exchange rates on cash                                         (171)       320
                                                                       -------    -------
Net cash used in all activities                                         (1,901)      (233)
Cash and cash equivalents at beginning of period                         7,137     12,215
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 5,236    $11,982
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $    51     $ (165)
  Interest                                                             $     -     $    -

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

We manufacture our products in the U.S and Singapore. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Japan and Singapore. During the fourth quarter of 2008, we closed our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K., as discussed further in Note 5. On April 8, 2009, we approved the closure of our Japanese operation, and, on April 14, 2009, we approved reductions in workforce in our Singaporean operation, as discussed further in Note 14. In connection with this action, we plan to centralize manufacturing of mechanical products in our Cherry Hill, New Jersey operation. All of these operations are included in our Mechanical Products segment.

During 2008, we acquired Diamond Integration L.L.C. ("Diamond") and Sigma Systems Corp. ("Sigma"), as discussed further in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 (our "2008 Form 10-K"). The results of Diamond from the date of acquisition are included in our Mechanical Products segment. The results of Sigma from the date of acquisition are included in our Thermal Products segment.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses in three of the last five years including losses in 2007 and 2008 and the first quarter of 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, and has worsened in 2009, has resulted in a significant reduction in equipment utilization rates in the semiconductor industry. Our bookings for the first quarter of 2009 decreased to $3,760 compared to $6,296 for the fourth quarter of 2008 and $8,186 for the third quarter of 2008. While we presently see some positive indicators in certain of our segments, we continue to remain focused on methods to reduce our cash burn. As a result of our continued operating losses in 2009, however, as of May 31, 2009, our cash and cash equivalents declined to $3,861 as compared to $5,236 as of March 31, 2009 and $7,137 as of December 31, 2008. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

In light of deteriorating conditions in the semiconductor industry and the global economy, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 which have continued in the first half of 2009 in order to conserve cash and reduce costs. In addition, in April 2009, we retained a financial advisor to explore strategic alternatives to enhance operating performance and stockholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

As a result of these conditions, in connection with the audit of our financial statements as of December 31, 2008, we received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not in compliance with the requirements for continued listing on NASDAQ due to the late filing of this Report on Form 10-Q for the period ending March 31, 2009. Consequently, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares and our ability to raise additional capital.

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves, are particularly affected by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2008 Form 10-K

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $350 and $189 for the three months ended March 31, 2009 and 2008, respectively.

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

For the quarter ended March 31, 2009, we recorded income tax expense of $1 compared to income tax expense of $62 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities and their respective weighted average exercise prices that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended March 31,
	2009	2008
Weighted average common shares outstanding -- basic	9,956,989	9,307,670
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-
Weighted average common shares and common share equivalents outstanding -- diluted	9,956,989	9,307,670

Average number of potentially dilutive securities excluded from calculation	530,939	684,526
Weighted average exercise price of excluded securities	$3.59	$3.77

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP FAS 157-1 amends SFAS No. 157 to exclude certain leasing transactions accounted for under previously existing accounting guidance. This exclusion, however, does not apply to assets acquired and liabilities assumed in a business combination, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB issued FSP FAS 157-2, Effective Date for FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral. We adopted SFAS No. 157 as of January 1, 2009 for assets and liabilities that were subject to the deferral. The adoption of SFAS No. 157 as of January 1, 2008 and January 1, 2009, respectively, did not have a material impact on our consolidated financial statements. See Note 3 for further information on fair value measurements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 are effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We adopted SFAS 141(R) and FSP FAS 141(R)-1 as of January 1, 2009. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 will change our accounting for business combinations on a prospective basis for any business combination completed on or after January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We adopted FSP FAS 142-3 as of January 1, 2009. FSP FAS 142-3 will change our accounting for intangible assets acquired after the adoption date.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS No. 157 when the market for a financial asset is not active. FSP FAS 157-3 was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 for reporting as of September 30, 2008 did not have any impact on our consolidated financial statements. See Note 3 for further information on fair value measurements

New Accounting Standards

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We are currently evaluating this new FSP but we do not believe that it will have a significant impact on our financial position or results of operations.

In April 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We are currently evaluating the disclosure requirements of FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (currently referred to in practice as Type I subsequent events) or non-recognized subsequent events (currently referred to in practice as Type II subsequent events), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We do not expect the adoption of SFAS 165 to have a material impact on our consolidated financial statements.

(3) FAIR VALUE

As discussed in Note 2, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities, which are carried at fair value on a recurring basis. These assets and liabilities consist of cash and cash equivalents, a note receivable and notes payable to shareholder. On January 1, 2009 we adopted SFAS No. 157 for our nonfinancial assets which are measured at fair value on a non-recurring basis.

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$5,236	$ -	$ -	$5,236
Note receivable	-	-	23	23
Total assets measured at fair value at March 31, 2009	$5,236	$ -	$ 23	$5,259
Liabilities:
Notes payable to shareholder	$ -	$ -	$1,525	$1,525
Total liabilites measured at fair value at March 31, 2009	$ -	$ -	$1,525	$1,525

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) FAIR VALUE (Continued)

Our financial assets, which are measured and recorded at fair value using Level 3 inputs, consist of a note receivable. This note receivable is included in Other Assets on our consolidated balance sheet and is more fully discussed in Note 16 to the consolidated financial statements in our 2008 Form 10-K. Interest accrued on this note receivable is included in Interest Income on our Statement of Operations. This note receivable is denominated in British Pounds Sterling. Any foreign currency transaction gains or losses recorded related to this note receivable are recorded in Other Income (Expense) on our Statement of Operations. A reconciliation of the beginning and ending balance of this note receivable is presented below:
Balance - January 1, 2009	$23
Interest accrued	-
Foreign currency transaction losses	-
Repayment of principal and interest	-
Balance - March 31, 2009	$23

Our financial liabilities, which are measured and recorded at fair value using Level 3 inputs, consist of notes payable to shareholder. These notes payable are a result of our acquisition of Sigma in October 2008 and are more fully discussed in Notes 3 and 10 to the consolidated financial statements in our 2008 Form 10-K. Interest accrued on the notes payable is included in Interest Expense on our Statement of Operations. Any accrued but unpaid interest is included in Other Accrued Expenses on our Balance Sheet. During the first quarter of 2009, we recorded $17 of interest expense related to these notes payable, none of which was paid during 2009. Total accrued and unpaid interest on these notes payable was $37 at March 31, 2009.

(4)  GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2009 and December 31, 2008, our goodwill totaled $1,656 and $1,656, respectively, and our indefinite-lived intangible asset totaled $510 and $510, respectively. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K.

As of March 31, 2009 and December 31, 2008, we had finite-lived intangible assets which totaled $803 and $836, net of accumulated amortization of $67 and $34, respectively. At March 31, 2009 and December 31, 2008, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2008 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of March 31, 2009, these assets had remaining estimated useful lives of 66 months, 114 months, and 54 months, respectively. These intangible assets are allocated to our Thermal Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of SFAS 144.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2009:
Balance - January 1, 2009	$836
Amortization	(33)
Balance - March 31, 2009	$803

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2009	$135
2010	$135
2011	$135
2012	$135
2013	$123

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and the first three months of 2009, we have taken actions to reduce our cost structure. The actions we have taken through March 31, 2009 are described below. Additional actions taken since the close of the first quarter of 2009 are described in Note 14. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

2009

On January 15, 2009, we approved a reduction in workforce in our Thermal Products segment of 5 employees, representing approximately 6% of the total employees in this segment (the "Q1 2009 TP Workforce Reduction"). We completed the communication of this action to our employees on January 22, 2009. On February 19, 2009, we approved another reduction in workforce in our Thermal Products segment of 6 employees, representing approximately 8% of the total employees in this segment. We completed the communication of this action to our employees on February 19, 2009. We incurred $60 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $645.

2008

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)  RESTRUCTURING AND OTHER CHARGES (Continued)

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

There were no restructuring costs during the three months ended March 31, 2008. Our restructuring costs for the three months ended March 31, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Q1 2009 TP Workforce Reduction	Total
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$ -	$ 141
Accruals for one-time termination benefits	-	-	-	-	60	60
Severance and other cash payments related to one-time termination benefits and facility closure costs	(65)	(23)	-	(33)	(60)	(181)
Balance - March 31, 2009	$ 7	$ 5	$ 3	$ 5	$ -	$ 20

(6)  MAJOR CUSTOMERS

During the three months ended March 31, 2009, no customer accounted for 10% or more of our consolidated net revenues. Texas Instruments Incorporated accounted for 25% of our consolidated net revenues for the three months ended March 31, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. Teradyne, Inc. accounted for 13% of our consolidated net revenues for the three months ended March 31, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Electrical Products and Mechanical Products segments. During the three months ended March 31, 2008, no other customer accounted for 10% or more of our consolidated net revenues.

(7)  INVENTORIES

Inventories held at March 31, 2009 and December 31, 2008 were comprised of the following:
	Mar. 31, 2009	Dec. 31, 2008
Raw materials	$2,762	$3,145
Work in process	366	298
Inventory consigned to others	111	165
Finished goods	288	585
	$3,527	$4,193

(8)  NOTES PAYABLE TO SHAREHOLDER

As a result of our acquisition of Sigma, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 and $1,525 outstanding at March 31, 2009 and December 31, 2008, respectively. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments beginning on October 6, 2010.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the three months ended March 31, 2009 and 2008 was $29 and $30, respectively. In addition, certain of our operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid as accrued rent which is included in other accrued expenses on our balance sheet.

(10)  GUARANTEES

Product Warranties

Warranty expense for the three months ended March 31, 2009 and 2008 was $18 and $34, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2009:
Balance - January 1, 2009	$281
Payments made under product warranty	(35)
Accruals for product warranty	18
Balance - March 31, 2009	$264

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Note 13 to the consolidated financial statements in our 2008 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of March 31, 2009, there was approximately $138 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of March 31, 2009 we have not recorded any amounts in our financial statements related to this guarantee.

(11)  STOCK-BASED COMPENSATION

As of March 31, 2009, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 17 to the consolidated financial statements in our 2008 Form 10-K.

As of March 31, 2009, total compensation expense to be recognized in future periods was $340. The weighted average period over which this expense is expected to be recognized is 2.1 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)  STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2009 and 2008, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2009	2008
Cost of revenues	$ 1	$ 6
Selling expense	3	8
Engineering and product development expense	8	12
General and administrative expense	32	85
	$ 44	$111

There was no compensation expense capitalized in the three months ended March 31, 2009 or 2008.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2009:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2009	119,000	$4.14
Granted	-	-
Vested	(21,750)	4.10
Forfeited	-	-
Nonvested shares outstanding, March 31, 2009	97,250	4.15

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2009:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009 (420,000 exercisable)	420,000	$ 3.44
Granted	-	-
Exercised	-	-
Forfeited/Expired	(5,000)	3.35
Options outstanding, March 31, 2009 (415,000 exercisable)	415,000	3.45

(12)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we match a portion of employee contributions. This plan, including our employer matching contributions, is more fully discussed in Note 18 to the consolidated financial statements in our 2008 Form 10-K.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  EMPLOYEE BENEFIT PLANS (Continued)

to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $0 and $75 were made during the three month periods ended March 31, 2009 and 2008, respectively. Through December 31, 2008, we had made a total of $1,328 in profit sharing contributions. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(13)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface). The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany), which we closed during the fourth quarter of 2008. Diamond, which we acquired in July 2008 as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, is included in the operations of our Cherry Hill, NJ manufacturing facility. Sales of this segment consist primarily of manipulator and docking hardware products which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. In addition, this segment provides post warranty service and support for various ATE equipment. The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008 as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides after-sale service and support, which is paid for by its customers. The Electrical Products segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market. We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2009	2008
Mechanical Products	$1,011	$ 5,026
Thermal Products	3,253	4,712
Electrical Products	501	1,947
Intersegment sales	(370)	(381)
	$4,395	$11,304
Intersegment sales:
Mechanical Products	$ -	$ -
Thermal Products	268	333
Electrical Products	102	48
	$370	$381
Earnings (loss) before income taxes:
Mechanical Products	$(1,621)	$(1,201)
Thermal Products	(601)	145
Electrical Products	(455)	(97)
Corporate	(77)	(111)
	$(2,754)	$(1,264)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)  SEGMENT INFORMATION (Continued)
	Three Months Ended March 31,
	2009	2008
Net earnings (loss):
Mechanical Products	$(1,622)	$(1,264)
Thermal Products	(601)	146
Electrical Products	(455)	(97)
Corporate	(77)	(111)
	$(2,755)	$(1,326)

	Mar. 31, 2009	Dec. 31, 2008
Identifiable assets:
Mechanical Products	$ 4,817	$ 7,128
Thermal Products	10,772	12,018
Electrical Products	1,016	1,346
	$16,605	$20,492

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2009	2008
Net revenues from unaffiliated customers:
U.S.	$3,371	$ 8,030
Europe	428	1,624
Asia-Pacific	596	1,650
	$4,395	$11,304

	Mar. 31, 2009	Dec. 31, 2008
Long-lived assets:
U.S.	$400	$474
Europe	128	125
Asia-Pacific	15	18
	$543	$617

(14)  SUBSEQUENT EVENTS

Subsequent to March 31, 2009, we implemented further restructuring actions in response to the effects of the downward trend in our businesses. These actions have included reductions in workforce and temporary salary reductions as discussed below.

On April 8, 2009, we approved reductions in workforce in our Mechanical Products, Thermal Products and Corporate segments of 13, 11 and one employee, respectively, which represented 20%, 15% and 20%, respectively, of the employees in each of these segments. We incurred approximately $135 in total costs related to these actions for one-time termination benefits. These costs will be incurred in the second and third quarters of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152. We completed the communications of these actions to our employees on April 15, 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14)  SUBSEQUENT EVENTS (Continued)

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We have not yet determined the final termination dates for the final two employees or an estimate of the facility closure costs associated with the closure of our Japanese operations.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment, of 8 employees and notified these employees of their planned termination on April 20, 2009. We terminated four employees on May 15, 2009, one employee on May 31, 2009, and three employees on June 30, 2009. We incurred approximately $43 in total costs related to this action for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009. In connection with this action, we plan to centralize manufacturing of manipulator and docking hardware products in our Cherry Hill, New Jersey operation.

The reductions in force noted above for the Mechanical Products segment totaled 13 employees, representing 26% of the employees in this segment.

On April 27, 2009, we approved workforce reductions in our Electrical Products segment. On April 30, 2009 we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We incurred approximately $72 in total costs related to these actions for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009.

We currently expect that the completed actions taken in these segments and company wide in April 2009 will reduce our annual operating expenses by approximately $3,123. All of these actions were taken to further reduce our operating expenses in response to current business conditions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, our recurring losses from operations and deteriorating cash flow raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See, also, Part I, Item 1A - "Risk Factors" of our 2008 Form 10-K.

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

During the first quarter of 2009, the deterioration in the global economy that began in 2008, continued to have significant negative impact on the demand for ATE. While all of our product segments experienced declines in the demand for their products during these periods, some experienced greater reductions in demand than others. The declines in bookings between the first quarter and the fourth quarter of 2008 were 73% in the Mechanical Products segment and 85% in the Electrical Products segment. These declines continued into the first quarter of 2009, with Mechanical Products and Electrical Products segment's bookings down 79% and 93%, respectively, from the first quarter of 2008 or 24% and 48%, respectively, from the fourth quarter of 2008 to the first quarter of 2009. We believe the significant declines in the bookings of both of these segments is due to the reduction in demand for ATE resulting from falling ATE utilization rates at our customers, who have experienced weakened demand for their products due to the global economic recession.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2009	2008	2008
Mechanical Products	$1,011	$ 5,026	$2,027
Thermal Products	3.253	4,712	4,751
Electrical Products	501	1,947	556
Intersegment sales	(370)	(381)	(504)
	$4,395	$11,304	$6,830
Intersegment sales
Mechanical Products	$ -	$ -	$ 27
Thermal Products	268	333	346
Electrical Products	102	48	131
	$370	$ 381	$504
Net revenues from unaffiliated customers (net of intersegment sales)
Mechanical Products	$1,011	$ 5,026	$2,000
Thermal Products	2,985	4,379	4,405
Electrical Products	399	1,899	425
	$4,395	$11,304	$6,830
Net revenues from unaffiliated customers
U.S.	$3,371	$ 8,030	$5,460
Europe	428	1,624	532
Asia-Pacific	596	1,650	838
	$4,395	$11,304	$6,830

Our consolidated net revenues for the quarter ended March 31, 2009 decreased $6.9 million or 61% as compared to the same period in 2008. During the first quarter of 2009, we continued to experience reduced levels of demand in all of our product segments. Our net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Product segments declined $4.0 million or 80%, $1.4 million or 32% and $1.5 million or 79%, respectively, as compared to the first quarter of 2008. Adjusted to exclude the net revenues of Sigma Systems Corp. ("Sigma") which we acquired in October 2008 as further discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, our consolidated net revenues would have declined $7.9 million or 70% and the net revenues (net of intersegment sales) of our Thermal Products segment in which Sigma is included, would have declined $2.4 million or 55% from the comparable period in 2008. We believe these declines reflect many of the factors discussed in the Overview.

Total orders for the quarter ended March 31, 2009 were $3.8 million compared to $6.3 million for the quarter ended December 31, 2008 and $12.5 million for the quarter ended March 31, 2008. Adjusted to exclude the orders of Sigma, total orders for the quarters ended March 31, 2009 and December 31, 2008 would have been $2.9 million and $4.8 million, respectively. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At March 31, 2009, our backlog of unfilled orders for all products was approximately $1.8 million compared with approximately $2.4 million at December 31, 2008 and $5.4 million at March 31, 2008. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2009. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to date in 2009 are described in detail below. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K for a detailed description of the actions taken during 2008.

The review of our operations is on-going. In addition, in April 2009, we retained a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and shareholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. See "Risk Factors" in our 2008 Form 10-K. We will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

2009 Restructuring Actions to Date
On January 15, 2009, we approved a reduction in workforce in our Thermal Products segment of 5 employees, representing approximately 6% of the total employees in this segment. We completed the communication of this action to our employees on January 22, 2009. On February 19, 2009, we approved another reduction in workforce in our Thermal Products segment of 6 employees, representing approximately 8% of the total employees in this segment. We completed the communication of this action to our employees on February 19, 2009. We incurred approximately $60,000 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $645,000.

Effective March 1, 2009, we implemented salary reductions in each of our three product segments by means of a one-week furlough out of every four weeks in the case of the Mechanical Products and Electrical Products segments (a 25% reduction) and a one-week furlough each month in the case of the Thermal Products segment (a 23% reduction).

On April 8, 2009, we approved reductions in workforce in our Mechanical Products, Thermal Products and Corporate segments of 13, 11 and one employee, respectively, which represented 20%, 15% and 20%, respectively, of the employees in each of these segments. We incurred approximately $135,000 in total costs related to these actions for one-time termination benefits. These costs will be incurred in the second and third quarters of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152,000. We completed the communications of these actions to our employees on April 15, 2009.

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We have not yet determined the final termination dates for the final two employees or an estimate of the facility closure costs associated with the closure of our Japanese operations.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment, of 8 employees and notified these employees of their planned termination on April 20, 2009. We terminated four employees on May 15, 2009, one employee on May 31, 2009, and three employees on June 30, 2009. We incurred approximately $43,000 in total costs related to this action for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009. In connection with this action, we plan to centralize manufacturing of manipulator and docking hardware products in our Cherry Hill, New Jersey operation.

The reduction in force noted above for the Mechanical Products segment totaled 13 employees, representing 26% of the employees in this segment.

On April 27, 2009, we approved workforce reductions in our Electrical Products segment. On April 30, 2009 we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We incurred approximately $76,000 in total costs related to these actions for one-time termination benefits. We expect to incur these costs during the second and third quarters of 2009.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2009 and 2008, our OEM sales as a percentage of net revenues were 6% and 20%, respectively.

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2008 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2008 Form 10-K.

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
	Percentage of Net Revenues Quarters Ended March 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	81.7	60.6
Gross margin	18.3	39.4
Selling expense	25.9	18.5
Engineering and product development expense	17.2	12.5
General and administrative expense	38.3	19.9
Restructuring and other charges	1.4	0.0
Operating loss	(64.5)	(11.5)
Other income	1.8	0.3
Loss before income tax expense	(62.7)	(11.2)
Income tax expense	0.0	0.5
Net loss	(62.7)%	(11.7)%

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Net Revenues. Net revenues were $4.4 million for the quarter ended March 31, 2009 compared to $11.3 million for the same period in 2008, a decrease of $6.9 million or 61%. Our net revenues during the first quarter of 2009 included $1.0 million of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during the first quarter of 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as previously discussed in the Overview.

During the first quarter of 2009, our net revenues from customers in the U.S., Europe and Asia decreased 58%, 74% and 64%, respectively, over the comparable period in 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 69% and 62%, respectively. The higher percentage decrease from our customers in Europe primarily reflects the closure of our Intestlogic subsidiary which occurred during the fourth quarter of 2008. The lower percentage decrease from our customers in the U.S. reflects sales that would have been made by our Intestlogic subsidiary in Europe now handled by our Cherry Hill operation in the U.S.

Gross Margin. Gross margin was 18% for the first quarter of 2009 compared to 39% for the same period in 2008. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $474,000 in absolute dollar terms during the first quarter of 2009 as compared to the same period in 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 38% of net revenues in the first quarter of 2009 from 19% of net revenues in the first quarter of 2008. The $474,000 decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense as a result of our reductions in workforce and the other compensation and benefits adjustments we have implemented as a part of our restructuring initiatives which are more fully discussed in the Overview. To a lesser extent, depreciation expense also decreased in the first quarter of 2009 compared to the same period in 2008 as a result of the impairment of long-lived assets in both our Mechanical and Electrical Products segments during the fourth quarter of 2008. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a decrease in our component material costs as a percentage of net revenues during the first quarter of 2009 as compared to the same period in 2008, reflecting changes in product and customer mix.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling Expense. Selling expense was $1.1 million for the first quarter of 2009 compared to $2.1 million for the same period in 2008, a decrease of $957,000 or 46%. The decrease in selling expense primarily reflects both lower levels of commissions, as a result of the significant decline in net revenues experienced in the first quarter of 2009 as compared to the first quarter of 2008, and a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we have implemented. To a lesser extent there was also a reduction in travel costs reflecting fewer trips, particularly to trade shows in Asia, in the first quarter of 2009 as compared to the first quarter of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $757,000 for the first quarter of 2009 compared to $1.4 million for the same period in 2008, a decrease of $653,000 or 46%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives we have implemented. To a lesser extent, there were also decreases in spending on research and development materials, legal fees related to our intellectual property and the use of third-party consultants during the first quarter of 2009 as compared to the same period in 2008. During the first quarter of 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

General and Administrative Expense. General and administrative expense was $1.7 million for the first quarter of 2009 compared to $2.2 million for the same period in 2008, a decrease of $564,000 or 25%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, there was also a reduction in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters.

Restructuring and Other Charges. Restructuring and other charges were $60,000 for the first quarter of 2009. There were no restructuring and other charges for the comparable period in 2008. As previously discussed, on January 15, 2009, we approved a reduction in workforce in our Thermal Products segment of 5 employees, representing approximately 6% of the total employees in this segment. The charges incurred during the first quarter of 2009 represented one-time termination benefits related to this action.

Other Income. Other income was $81,000 for the first quarter of 2009 compared to $35,000 for the comparable period in 2008, an increase of $46,000. The increase primarily represents a decrease in foreign currency losses. This decrease was partially offset by a reduction in interest income as a result of a lower average cash balance during the quarter.

Income Tax Expense. For the quarter ended March 31, 2009, we recorded income tax expense of $1,000 compared to income tax expense of $62,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2009 was $1.7 million compared to $452,000 for the same period in 2008. The increase in net cash used in operations primarily reflects our higher net loss for the first quarter of 2009 as compared to the first quarter of 2008. During the first quarter of 2009, trade accounts and notes receivable decreased $887,000, inventories decreased $633,000 and accounts payable decreased $503,000, all of which reflect the reduction in the level of business during the first quarter of 2009.

Purchases of property and equipment were $33,000 for the three months ended March 31, 2009. We have no significant commitments for capital expenditures for the balance of 2009, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the three months ended March 31, 2009 was $3,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. This credit facility is secured by all the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents,

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

trademarks and applications for same. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. The loan agreement also contains certain negative covenants regarding, among other things, acquisitions and additional debt. We have notified the lender that certain aspects of our recent acquisitions may have violated these covenants. We have not yet received a response from the lender regarding the possible waiver of such covenants. This credit facility expires on September 30, 2009, and there can be no assurance that this facility will be renewed. If the credit facility is not renewed, or the violation of the negative covenants is not waived, the letters of credit may be drawn upon or the facility may be revoked and any amounts so drawn or otherwise due under the facility may be deducted from our accounts with the lender.

As of March 31, 2009 we had cash and cash equivalents of $5.2 million. As a result of our continued operating losses in 2009, as of May 31, 2009 our cash and cash equivalents have declined to $3.9 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 which have continued into the first and second quarters of 2009, as previously discussed, in order to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business.

As discussed in Note 2 to the consolidated financial statements in our 2008 Form 10-K, we received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. We have incurred significant losses in three of the last five years including losses in 2008 and 2007. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, and has worsened in 2009, has resulted in a significant reduction in equipment utilization rates in the semiconductor industry, which has had a significant negative impact on our bookings. Our bookings for the first quarter of 2009 decreased to $3.8 million compared to $6.3 million for the fourth quarter of 2008 and $8.2 million for the third quarter of 2008. While we presently see some positive indicators in certain of our segments, we cannot be certain that the downturn is reversing or that we will have sufficient cash to continue to operate. Consequently, we continue to remain focused on methods to restructure our business and reduce our cash burn or to identify appropriate strategic alternatives. However, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2009, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2008 Form 10-K.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, the disclosure controls and procedures were effective as of the end of the period covered by this report in all regards other than ensuring that our Annual Report on Form 10-K and this Report were timely filed. Due to the Company's continued losses and the global economy's ongoing financial crisis during the first half of 2009, management determined that additional time was necessary for the Company's reduced and furloughed staff to prepare and file the Annual Report on Form 10-K so it could consider and implement further strategic alternatives for conserving cash. The delay in preparing and filing the Annual Report necessitated a delay in this Report, until the Annual Report was finalized and filed, which was completed on July 10, 2009. Other than requiring additional time due to reduced staff hours and management's determination that other activities required priority attention, the disclosure controls and procedures that were in effect at March 31, 2009 were the same controls and procedures relied upon for determination of our results for the period ended March 31, 2009 and were effective in determining such results and other information at the time they were determined.

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
inTEST Corporation
Date:	July 17, 2009	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	July 17, 2009	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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