Form 10-Q
period 2009-06-30
INTEST CORP
filed 2009-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2009:

10,053,956

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	1
	Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008	2
	Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2009 and 2008	3
	Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2009	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6 - 20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30 - 31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Securities Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

Signatures		33
Index to Exhibits		34

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     June 30,   Dec. 31,
                                                                       2009       2008
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 4,606    $ 7,137
  Trade accounts receivable, net of allowance for
    doubtful accounts of $159 and $148, respectively                   2,884      3,758
  Inventories                                                          3,272      4,193
  Prepaid expenses and other current assets                              314        816
     Total current assets                                             11,076     15,904
Property and equipment:
  Machinery and equipment                                              3,814      3,869
  Leasehold improvements                                                 576        576
                                                                       4,390      4,445
  Less: accumulated depreciation                                      (3,967)    (3,828)
     Net property and equipment                                          423        617
Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,279      1,346
Other assets                                                             263        969
     Total assets                                                    $14,697    $20,492
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,391    $ 1,830
  Accrued wages and benefits                                           1,230      1,569
  Accrued professional fees                                              358        391
  Accrued warranty                                                       257        281
  Accrued sales commissions                                              214        160
  Accrued restructuring and other charges                                 42        141
  Other accrued expenses                                                 539        553
  Domestic and foreign income taxes payable                               44        173
  Deferred rent                                                          118        118
  Capital lease obligations                                                5          8
     Total current liabilities                                         4,198      5,224
Notes payable to stockholder                                           1,525      1,525
Deferred rent, net of current portion                                    216        275
Capital lease obligations, net of current portion                          -          1
     Total liabilities                                                 5,939      7,025
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,193,255 and 10,209,005 shares issued, respectively               102        102
  Additional paid-in capital                                          25,731     25,665
  Accumulated deficit                                                (17,665)   (12,958)
  Accumulated other comprehensive earnings                             1,451      1,519
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                        8,758     13,467
     Total liabilities and stockholders' equity                      $14,697    $20,492
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2009       2008       2009       2008
                                               -------    -------    -------    -------
Net revenues                                   $ 4,672    $11,497    $ 9,067    $22,801
Cost of revenues                                 3,256      6,974      6,848     13,825
                                               -------    -------    -------    -------
      Gross margin                               1,416      4,523      2,219      8,976
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,036      2,223      2,173      4,317
   Engineering and product development
     expense                                       576      1,417      1,333      2,827
   General and administrative expense            1,374      2,040      3,058      4,288
   Restructuring and other charges                 269        200        329        200
                                               -------    -------    -------    -------
      Total operating expenses                   3,255      5,880      6,893     11,632
                                               -------    -------    -------    -------
Operating loss                                  (1,839)    (1,357)    (4,674)    (2,656)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                  16         47         33        156
   Interest expense                                (17)         -        (34)         -
   Other                                          (120)         -        (39)       (74)
                                               -------    -------    -------    -------
      Total other income (expense)                (121)        47        (40)        82
                                               -------    -------    -------    -------
Loss before income tax expense (benefit)        (1,960)    (1,310)    (4,714)    (2,574)
Income tax expense (benefit)                        (8)        47         (7)       109
                                               -------    -------    -------    -------
      Net loss                                 $(1,952)   $(1,357)   $(4,707)   $(2,683)
                                               =======    =======    =======    =======

Net loss per common share - basic               $(0.20)    $(0.15)    $(0.47)    $(0.29)

Weighted average common shares
 outstanding-basic                           9,973,225  9,323,975  9,965,152  9,315,823

Net loss per common share - diluted             $(0.20)    $(0.15)    $(0.47)    $(0.29)

Weighted average common and common
 share equivalents outstanding-diluted       9,973,225  9,323,975  9,965,152  9,315,823

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2009      2008      2009      2008
                                           -------   -------   -------   -------

Net loss                                   $(1,952)  $(1,357)  $(4,707)  $(2,683)

Foreign currency translation adjustments       235      (113)      (68)      475
                                           -------   -------   -------   -------

Comprehensive loss                        $(1,717)  $(1,470)  $(4,775)  $(2,208)
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                               ----------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                               ---------- ------ -------- ----------- ------------- -------- -------------

Balance, January 1, 2009       10,209,005  $ 102  $25,665   $(12,958)    $1,519      $(861)     $13,467

Net loss                                -      -        -     (4,707)         -          -       (4,707)

Other comprehensive loss                -      -        -          -        (68)         -          (68)

Forfeiture of non-vested
  shares of restricted stock      (15,750)     -        -          -          -          -            -

Amortization of deferred
  compensation related to
  restricted stock                      -      -       66          -          -          -           66
                               ----------  -----  -------   --------     ------      -----      -------

Balance, June 30, 2009         10,193,255  $ 102  $25,731   $(17,665)    $1,451      $(861)     $ 8,758
                               ==========  =====  =======   ========     ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2009       2008
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(4,707)   $(2,683)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                          265        488
    Foreign exchange loss                                                  101        162
    Amortization of deferred compensation related to restricted stock       66        222
    Loss on disposal of fixed assets                                        33          -
    Proceeds from sale of demonstration equipment, net of gain               3          7
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                  911       (513)
      Inventories                                                          914        (70)
      Prepaid expenses and other current assets                            483        554
      Other assets                                                         664          9
      Accounts payable                                                    (436)       713
      Accrued wages and benefits                                          (306)       (21)
      Accrued professional fees                                            (33)       118
      Accrued warranty                                                     (24)       (27)
      Accrued sales commissions                                             54         82
      Accrued restructuring and other charges                              (97)       200
      Other accrued expenses                                               (10)         5
      Domestic and foreign income taxes payable                           (125)       (24)
      Deferred rent                                                        (59)       (59)
                                                                       -------    -------
Net cash used in operating activities                                   (2,303)      (837)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (41)      (241)
                                                                       -------    -------
Net cash used in investing activities                                      (41)      (241)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (4)        (3)
                                                                       -------    -------
Net cash used in financing activities                                       (4)        (3)
                                                                       -------    -------
Effects of exchange rates on cash                                         (183)       249
                                                                       -------    -------
Net cash used in all activities                                         (2,531)      (832)
Cash and cash equivalents at beginning of period                         7,137     12,215
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 4,606    $11,383
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forfeitures of non-vested shares of restricted stock                   $   (64)   $     -
                                                                       =======    =======

Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $    77    $   (89)
  Interest                                                                   -          -

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

During the fourth quarter of 2008, we closed our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K., as discussed further in Note 5. On April 8, 2009, we approved the closure of our Japanese operation, and, on April 14, 2009, we approved reductions in workforce in our Singaporean operation, as discussed further in Note 5. In connection with these actions, we plan to centralize manufacturing of mechanical products in our Cherry Hill, New Jersey operation. All of these operations are included in our Mechanical Products segment.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses in three of the last five years, including losses in 2007 and 2008 and the first half of 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008 has worsened in 2009, and has resulted in a significant reduction in equipment utilization rates in the semiconductor industry. While we presently see some positive indicators in certain of our segments, and although our bookings for the second quarter of 2009 increased to $4,563 as compared to $3,760 for the first quarter of the year, we continue to remain focused on methods to reduce our cash burn. As a result of our continued operating losses in 2009, however, as of June 30, 2009, our cash and cash equivalents declined to $4,606 as compared to $5,236 as of March 31, 2009 and $7,137 as of December 31, 2008. During the quarter ended June 30, 2009, we received approximately $944, which represented the cash surrender value of several life insurance policies which were cancelled in connection with the closure of our Japanese operation. Of the amount received, approximately $494 represents retirement assets which will be paid out to the former managing director of this operation. We expect to pay this amount prior to December 31, 2009. This amount is included in Accrued Wages and Benefits on our balance sheet as of June 30, 2009. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In light of deteriorating conditions in the semiconductor industry and the global economy, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which have continued in the first half of 2009, in order to conserve cash and reduce costs. In addition, in April 2009, we retained a financial advisor to explore strategic alternatives to enhance operating performance and stockholder value. Under present market conditions and with our present resources, our goals remain to conserve cash, reduce costs and generate sales of our products. We also continue to consider other alternatives, however, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

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

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $635 and $384 for the six months ended June 30, 2009 and 2008, respectively.

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

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize charges for consolidation of excess facilities when we have vacated the premises. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset. These estimates are derived using the guidance of SFAS No. 146, Accounting for Exit or Disposal Activities, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the six months ended June 30, 2009, we recorded an income tax benefit of $7 compared to income tax expense of $109 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	9,973,225	9,323,975	9,965,152	9,315,823
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-	-	-
Weighted average common shares outstanding - diluted	9,973,225	9,323,975	9,965,152	9,315,823

Average number of potentially dilutive securities excluded from calculation	504,749	667,219	517,842	675,873
Weighted average exercise price of excluded securities	$3.57	$3.76	$3.58	$3.77

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

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We adopted FSP FAS 157-4 effective as of the beginning of the second fiscal quarter of 2009. The adoption of FSP FAS 157-4 did not have any impact on our consolidated financial statements. See Note 3 for further information on fair value measurements.

In April 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 effective as of the beginning of the second fiscal quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements. See Note 3 for further information on fair value measurements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (previously referred to in practice as, "Type I subsequent events") or non-recognized subsequent events (previously referred to in practice as, "Type II subsequent events"), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our consolidated financial statements. We have evaluated subsequent events through August 14, 2009. We have determined there were no material subsequent events requiring disclosure in our consolidated financial statements for the six months ended June 30, 2009.

New Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Subsequent to the effective date of SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We will adopt SFAS 168 as of the beginning of the third fiscal quarter of 2009. We do not expect the adoption of FAS 168 to have a material impact on our consolidated financial statements.

(3) FAIR VALUE

As discussed in Note 2, on January 1, 2008, we adopted SFAS No. 157 for our financial assets and financial liabilities, which are carried at fair value on a recurring basis. These assets and liabilities consist of cash and cash equivalents, a note receivable and notes payable to stockholder. On January 1, 2009 we adopted SFAS No. 157 for our nonfinancial assets which are measured at fair value on a non-recurring basis.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) FAIR VALUE (Continued)

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

The following table presents our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$4,606	$ -	$ -	$4,606
Note receivable	-	-	26	26
Total assets measured at fair value at June 30, 2009	$4,606	$ -	$ 26	$4,632
Liabilities:
Notes payable to stockholder	$ -	$ -	$1,525	$1,525
Total liabilities measured at fair value at June 30, 2009	$ -	$ -	$1,525	$1,525

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
Balance - January 1, 2009	$23
Interest accrued	-
Foreign currency translation gains	3
Repayment of principal and interest	-
Balance - June 30, 2009	$26

Our financial liabilities, which are measured and recorded at fair value using Level 3 inputs, consist of notes payable to stockholder. These notes payable are a result of our acquisition of Sigma in October 2008 and are more fully discussed in Notes 3 and 10 to the consolidated financial statements in our 2008 Form 10-K. Interest accrued on the notes payable is included in Interest Expense on our Statement of Operations. Any accrued but unpaid interest is included in Other Accrued Expenses on our Balance Sheet. During the first six months of 2009, we recorded $34 of interest expense related to these notes payable, none of which was paid during 2009. Total accrued and unpaid interest on these notes payable was $54 at June 30, 2009.

(4)  GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2009 and December 31, 2008, our goodwill totaled $1,656 and $1,656, respectively, and our indefinite-lived intangible asset totaled $510 and $510, respectively. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K.

As of June 30, 2009 and December 31, 2008, we had finite-lived intangible assets which totaled $769 and $836, net of accumulated amortization of $101 and $34, respectively. At June 30, 2009 and December 31, 2008, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2008 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of June 30, 2009, these assets had remaining estimated useful lives of 63 months, 111 months, and 51 months, respectively. These intangible assets are allocated to our Thermal Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of SFAS 144.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2009:
Balance - January 1, 2009	$836
Amortization	(67)
Balance - June 30, 2009	$769

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2009	$135
2010	$135
2011	$135
2012	$135
2013	$123

(5)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and the first six months of 2009, we have taken actions to reduce our cost structure. The actions we have taken are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

2009

Thermal Products Segment Restructuring
During the first six months of 2009, we approved three separate workforce reductions in our Thermal Products segment. On January 15, 2009, we approved a reduction of 5 employees, representing approximately 6% of the total employees in this segment and on February 19, 2009, we approved a reduction in workforce of 6 employees, representing approximately 8% of the total employees in this segment (collectively the "Q1 2009 TP Workforce Reduction"). We completed the communications of these actions to our employees on January 22, 2009 and February 19, 2009, respectively. We incurred $60 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. On April 8, 2009, we approved a reduction of 11 employees, representing approximately 15% of the total employees in this segment (the "Q2 2009 TP Workforce Reduction"). We completed the communication of this action to our employees on April 15, 2009. We incurred approximately $62 in total costs related to these actions for one-time termination benefits. These costs were incurred in the second quarter of 2009.

These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1,256.

Mechanical Products Segment Restructuring
On April 8, 2009, we approved a reduction in workforce in our Mechanical Products segment of 13 employees which represented approximately 20% of the employees in this segment. We incurred approximately $71 in total costs related to this action for one-time termination benefits. These costs were incurred in the second quarter of 2009. We completed the communication of this action to our employees on April 15, 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)  RESTRUCTURING AND OTHER CHARGES (Continued)

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We currently expect to terminate the final two employees by the end of the third quarter of 2009. We currently estimate facility closure costs of approximately $28 for our Japanese operation. We expect to vacate our Japanese facility at the end of the third quarter of 2009.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment, of 8 employees and notified these employees of their planned termination on April 20, 2009. We terminated four employees on May 15, 2009, one employee on May 31, 2009, and three employees on June 30, 2009. We incurred approximately $51 in total costs related to this action for one-time termination benefits. We incurred these costs during the second quarter of 2009. In connection with this action, we plan to centralize manufacturing of all mechanical products in our Cherry Hill, New Jersey operation.

The reductions in force noted above for our Japanese and Singaporean operations totaled 13 employees, representing 26% of the employees in our Mechanical Products segment.

These actions (collectively, the "Q2 2009 MP Plan") were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1,538.

Electrical Products Segment Restructuring
On April 27, 2009, we approved workforce reductions in our Electrical Products segment (the "Q2 2009 EP Workforce Reduction"). On April 30, 2009, we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We incurred approximately $77 in total costs related to these actions for one-time termination benefits. We incurred these costs during the second quarter of 2009.

These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $779.

Corporate Segment Restructuring
On April 8, 2009, we approved a reduction in workforce in our Corporate segment of one employee which represented approximately 20% of the employees in this segment (the "Q2 2009 Corporate Workforce Reduction"). We incurred approximately $6 in total costs related to this action for one-time termination benefits. These costs were incurred in the second quarter of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152. We completed the communications of these actions to our employees on April 15, 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $202.

Our restructuring costs for the six months ended June 30, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Sub-Total 2008 Plans
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$141
Accruals for (reversals of) one-time termination benefits	10	-	(3)	(5)	2
Severance and other cash payments related to one-time termination benefits	(65)	(23)	-	(33)	(121)
Balance - June 30, 2009	$ 17	$ 5	$ -	$ -	$ 22

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)  RESTRUCTURING AND OTHER CHARGES (Continued)
	Q1 2009 TP Workforce Reduction	Q2 2009 TP Workforce Reduction	Q2 2009 MP Plan	Q2 2009 EP Workforce Reduction	Q2 2009 Corporate Workforce Reduction	Sub-Total 2009 Plans	Total All Plans
Balance - January 1, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 141
Accruals for one-time termination benefits	60	62	122	77	6	327	329
Severance and other cash payments related to one-time termination benefits	(60)	(62)	(113)	(66)	(6)	(307)	(428)
Balance - June 30, 2009	$ -	$ -	$ 9	$ 11	$ -	$ 20	$ 42

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
Q2 2008 MP Workforce Reduction
Balance - January 1, 2008	$ -
Accruals in the six months ended June 30, 2008	200
Severance and other cash payments	-
Balance - June 30, 2008	$200

(6)  MAJOR CUSTOMERS

During the six months ended June 30, 2009, no customer accounted for 10% or more of our consolidated net revenues. Texas Instruments Incorporated accounted for 18% of our consolidated net revenues for the six months ended June 30, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. Teradyne, Inc. accounted for 11% of our consolidated net revenues for the six months ended June 30, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Electrical Products and Mechanical Products segments. During the six months ended June 30, 2008, no other customer accounted for 10% or more of our consolidated net revenues.

(7)  INVENTORIES

Inventories held at June 30, 2009 and December 31, 2008 were comprised of the following:
	June 30, 2009	Dec. 31, 2008
Raw materials	$2,470	$3,145
Work in process	303	298
Inventory consigned to others	150	165
Finished goods	349	585
	$3,272	$4,193

(8)  NOTES PAYABLE TO STOCKHOLDER

As a result of our acquisition of Sigma, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 and $1,525 outstanding at June 30, 2009 and December 31, 2008, respectively. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments beginning on October 6, 2010. During the first six months of 2009, we recorded $34 of interest expense related to these notes payable, none of which was paid during 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

In accordance with FASB Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, we record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $59 for the six months ended June 30 during both 2009 and 2008. In addition, certain of our operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid as accrued rent which is included in other accrued expenses on our balance sheet.

(10)  GUARANTEES

Product Warranties

Warranty expense for the six months ended June 30, 2009 and 2008 was $35 and $57, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2009:
Balance - January 1, 2009	$281
Payments made under product warranty	(59)
Accruals for product warranty	35
Balance - June 30, 2009	$257

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Note 13 to the consolidated financial statements in our 2008 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by the sub-lessee with regard to its obligations under the sub-lease agreement is remote. However, as of June 30, 2009, there was approximately $136 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of June 30, 2009, we have not recorded any amounts in our financial statements related to this guarantee.

(11) STOCK-BASED COMPENSATION

As of June 30, 2009, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 17 to the consolidated financial statements in our 2008 Form 10-K.

As of June 30, 2009, total compensation expense to be recognized in future periods was $255. The weighted average period over which this expense is expected to be recognized is 1.9 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2009 and 2008, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$ 2	$ 6	$ 3	$ 12
Selling expenses	2	8	5	16
Engineering and product development expense	3	12	11	25
General and administrative expenses	15	85	47	169
	$22	$111	$66	$222

There was no compensation expense capitalized in the six months ended June 30, 2009 or 2008.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2009:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2009	119,000	$4.14
Granted	-	-
Vested	(23,000)	4.05
Forfeited	(15,750)	4.09
Nonvested shares outstanding, June 30, 2009	80,250	4.17

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2009:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009 (420,000 exercisable)	420,000	$3.44
Granted	-	-
Exercised	-	-
Forfeited/Expired	(7,000)	3.25
Options outstanding, June 30, 2009 (413,000 exercisable)	413,000	3.45

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $0 and $150 were made during the six month periods ended June 30, 2009 and 2008, respectively. Through December 31, 2008, we had made a total of $1,328 in profit sharing contributions. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

(13) SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface).

The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST PTE, Limited (Singapore) and Intestlogic GmbH (Germany). As discussed more fully in Note 5, we closed Intestlogic GmbH during the fourth quarter of 2008 and we are in the process of closing inTEST KK. In addition, we reduced our workforce significantly at inTEST Pte and are in the process of centralizing the manufacturing of all Mechanical Products in our Cherry Hill, New Jersey manufacturing facility. Diamond, which we acquired in July 2008, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, is included in the operations of our Cherry Hill, NJ manufacturing facility. Sales of this segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. In addition, this segment provides post warranty service and support for various ATE equipment.

The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2009	2008	2009	2008
Mechanical Products	$2,124	$ 4,156	$3,135	$ 9,182
Thermal Products	2,466	4,753	5,719	9,465
Electrical Products	442	2,871	943	4,818
Intersegment sales	(360)	(283)	(730)	(664)
	$4,672	$11,497	$9,067	$22,801

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
Intersegment sales:	2009	2008	2009	2008
Mechanical Products	$ -	$ -	$ -	$ -
Thermal Products	118	109	386	442
Electrical Products	242	174	344	222
	$360	$283	$730	$664
Earnings (loss) before income taxes:
Mechanical Products	$ (902)	$(2,026)	$(2,523)	$(3,227)
Thermal Products	(659)	314	(1,260)	459
Electrical Products	(415)	458	(870)	361
Corporate	16	(56)	(61)	(167)
	$(1,960)	$(1,310)	$(4,714)	$(2,574)
Net earnings (loss):
Mechanical Products	$ (894)	$(2,072)	$(2,516)	$(3,336)
Thermal Products	(659)	313	(1,260)	459
Electrical Products	(415)	458	(870)	361
Corporate	16	(56)	(61)	(167)
	$(1,952)	$(1,357)	$(4,707)	$(2,683)

			June 30, 2009	Dec. 31, 2008
Identifiable assets:
Mechanical Products			$ 5,107	$ 7,128
Thermal Products			8,886	12,018
Electrical Products			704	1,346
			$14,697	$20,492

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues from unaffiliated customers:
U.S.	$3,739	$ 9,063	$7,110	$17,093
Europe	267	1,018	695	2,642
Asia-Pacific	666	1,416	1,262	3,066
	$4,672	$11,497	$9,067	$22,801

			June 30, 2009	Dec. 31, 2008
Long-lived assets:
U.S.			$289	$474
Europe			121	125
Asia-Pacific			13	18
			$423	$617

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

During the first half of 2009, the deterioration in the global economy that began in 2008, continued to have significant negative impact on the demand for ATE. While all of our product segments experienced declines in the demand for their products during these periods, some experienced greater reductions in demand than others. The declines in bookings between the first quarter and the fourth quarter of 2008 were 73% in the Mechanical Products segment and 85% in the Electrical Products segment. These declines continued into the first quarter of 2009, with Mechanical Products and Electrical Products segment's bookings down 79% and 93%, respectively, from the first quarter of 2008 or 24% and 48%, respectively, from the fourth quarter of 2008 to the first quarter of 2009. We believe the significant declines in the bookings of both of these segments is due to the reduction in demand for ATE resulting from falling ATE utilization rates at our customers, who have experienced weakened demand for their products due to the global economic recession. While we presently see some positive indicators in both our Mechanical Products and our Electrical Products segments and while our bookings for the second quarter of 2009 in these segments increased 90% and 25%, respectively, as compared to the first quarter of 2009, our net revenues in both of these segments are still at levels that are significantly lower than those experienced in the comparable period in 2008. Consequently, we remain focused on methods to reduce both our operating losses and our cash burn.

Our Thermal Products (formerly known as Temperature Management) segment experienced increased bookings in the first half of 2008 and then reduced bookings in the second half of the year. The fourth quarter 2008 bookings for the Thermal Products segment, adjusted to eliminate the impact of the acquisition of Sigma Systems which was acquired in October 2008, declined 39% from the second quarter of 2008. This trend continued into the first quarter of 2009, with Thermal Products segment bookings, adjusted to eliminate the impact of Sigma, down 68% from the second quarter of 2008. We believe the lower level of declines experienced by the Thermal Products segment reflect the diversification of industries outside semiconductor served by the Thermal Products segment. However, while we have experienced the aforementioned increases in bookings in our other two segments during the second quarter of 2009 as compared to the first quarter of the year, total bookings for our Thermal Products segment, declined 9% during the second quarter of 2009 as compared to the first quarter of the year. The decline in bookings in the first half of 2009 in our Thermal Products segment impacted both their semiconductor and non-semiconductor bookings, although the decline in the non-semiconductor bookings exceeded the decline in the semiconductor bookings. In the second quarter of 2009, our Thermal Products segment's semiconductor bookings increased over the level achieved in the first quarter, while its non-semiconductor bookings declined significantly from the level achieved in the first quarter. We believe this trend reflects that many of our non-semiconductor customers are continuing to see declines in demand resulting from the global economic recession, while many of our semiconductor customers are seeing growth in demand.

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, which are difficult to quantify from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2009	2008	2009	2009	2008
Mechanical Products	$2,124	$ 4,156	$1,011	$3,135	$ 9,182
Thermal Products	2,466	4,753	3,253	5,719	9,465
Electrical Products	442	2,871	501	943	4,818
Intersegment sales	(360)	(283)	(370)	(730)	(664)
	$4,672	$11,497	$4,395	$9,067	$22,801
Intersegment sales:
Mechanical Products	$ -	$ -	$ -	$ -	$ -
Thermal Products	118	109	268	386	442
Electrical Products	242	174	102	344	222
	$360	$283	$370	$730	$664
Net revenues from affiliated customers (net of intersegment sales)
Mechanical Products	$2,124	$ 4,156	$1,011	$3,135	$ 9,182
Thermal Products	2,348	4,644	2,985	5,333	9,023
Electrical Products	200	2,697	399	599	4,596
	$4,672	$11,497	$4,395	$9,067	$22,801
Net revenues from unaffiliated customers:
U.S.	$3,739	$ 9,063	$3,371	$7,110	$17,093
Europe	267	1,018	428	695	2,642
Asia-Pacific	666	1,416	596	1,262	3,066
	$4,672	$11,497	$4,395	$9,067	$22,801

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Our consolidated net revenues for the quarter ended June 30, 2009 decreased $6.8 million or 59% as compared to the same period in 2008. During the second quarter of 2009, we continued to experience reduced levels of demand in all of our product segments. Our net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Product segments declined $2.0 million or 49%, $2.3 million or 50% and $2.5 million or 93%, respectively, as compared to the second quarter of 2008. Adjusted to exclude the net revenues of Sigma Systems Corp. ("Sigma") which we acquired in October 2008 as further discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, our consolidated net revenues would have declined $7.6 million or 66% and the net revenues (net of intersegment sales) of our Thermal Products segment in which Sigma is included, would have declined $3.1 million or 67% from the comparable period in 2008. We believe these declines reflect many of the factors discussed in the Overview.

Total orders for the quarter ended June 30, 2009 were $4.6 million compared to $3.8 million for the quarter ended March 31, 2009 and $10.0 million for the quarter ended June 30, 2008. Adjusted to exclude the orders of Sigma, total orders for the quarters ended June 30, 2009 and March 31, 2009 would have been $3.6 million and $2.9 million, respectively. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At June 30, 2009, our backlog of unfilled orders for all products was approximately $1.7 million compared with approximately $1.8 million at March 31, 2009 and $3.9 million at June 30, 2008. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2009. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. The review of our operations is on-going. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. The actions we have taken to date in 2009 are described in detail below. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Form 10-K for a detailed description of the actions taken during 2008.

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

2009 Restructuring Actions to Date
Effective March 1, 2009, we implemented salary reductions in each of our three product segments by means of a one-week furlough out of every four weeks in the case of the Mechanical Products and Electrical Products segments (a 25% reduction) and a one-week furlough each month in the case of the Thermal Products segment (a 23% reduction). In May 2009, we modified the one-week furloughs we implemented on March 1, 2009. In our Mechanical Products and Electrical Products segments, for employees earning over $75,000 annually, we changed from a one-week furlough in every four weeks to a 25% temporary salary reduction. In our Thermal Products segment, for employees earning over $70,000 annually, we changed from a one-week furlough per month to a 23% temporary salary reduction. In cases where the 25% temporary salary reduction would reduce an employee's annual salary below $75,000 (or where the 23% temporary salary reduction would reduce an employee's annual salary below $70,000), we did not reduce the employee's annual salary below $75,000 (or $70,000). In addition to these temporary salary reductions and periods of furlough, we have also reduced our workforce and made decisions about facility closures in each of our three product segments as described below.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Thermal Products Segment - During the first six months of 2009, we approved three separate workforce reductions in our Thermal Products segment. On January 15, 2009, we approved a reduction of 5 employees, representing approximately 6% of the total employees in this segment and on February 19, 2009, we approved a reduction in workforce of 6 employees, representing approximately 8% of the total employees in this segment (collectively the "Q1 2009 TP Workforce Reduction"). We completed the communications of these actions to our employees on January 22, 2009 and February 19, 2009, respectively. We incurred approximately $60,000 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. On April 8, 2009, we approved a reduction of 11 employees, representing approximately 15% of the total employees in this segment (the "Q2 2009 TP Workforce Reduction"). We completed the communication of this action to our employees on April 15, 2009. We incurred approximately $62,000 in total costs related to these actions for one-time termination benefits. These costs were incurred in the second quarter of 2009.

These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1.3 million.

Mechanical Products Segment - On April 8, 2009, we approved a reduction in workforce in our Mechanical Products segment of 13 employees which represented approximately 20% of the employees in this segment. We incurred approximately $71,000 in total costs related to this action for one-time termination benefits. These costs were incurred in the second quarter of 2009. We completed the communication of this action to our employees on April 15, 2009.

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We currently expect to terminate the final two employees by the end of the third quarter of 2009. We currently estimate facility closure costs of approximately $28,000 for our Japanese operation. We expect to vacate our Japanese facility at the end of the third quarter of 2009.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which is also part of our Mechanical Products segment, of 8 employees and notified these employees of their planned termination on April 20, 2009. We terminated four employees on May 15, 2009, one employee on May 31, 2009, and three employees on June 30, 2009. We incurred approximately $51,000 in total costs related to this action for one-time termination benefits. We incurred these costs during the second quarter of 2009. In connection with this action, we plan to centralize manufacturing of mechanical products in our Cherry Hill, New Jersey operation.

The reductions in force noted above for our Japanese and Singaporean operations totaled 13 employees, representing 26% of the employees in our Mechanical Products segment.

These actions (collectively, the "Q2 2009 MP Plan") were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1.5 million.

Electrical Products Segment - On April 27, 2009, we approved workforce reductions in our Electrical Products segment (the "Q2 2009 EP Workforce Reduction"). On April 30, 2009, we terminated 10 employees and an additional staff person was terminated on May 15, 2009, which represented 61% of the employees in this segment. We incurred approximately $77,000 in total costs related to these actions for one-time termination benefits. We incurred these costs during the second quarter of 2009.

These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $779,000.

Corporate Segment - On April 8, 2009, we approved a reduction in workforce in our Corporate segment of one employee which represented approximately 20% of the employees in this segment (the "Q2 2009 Corporate Workforce Reduction"). We incurred approximately $6,000 in total costs related to this action for one-time termination benefits. These costs were incurred in the second quarter of 2009. We also approved a reduction in the base salary of our Executive Chairman of approximately $152,000. We completed the communications of these actions to our employees on April 15, 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $202,000.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2009 and 2008, our OEM sales as a percentage of net revenues were 6% and 21%, respectively.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.7	60.7	75.5	60.6
Gross margin	30.3	39.3	24.5	39.4
Selling expense	22.2	19.3	24.0	18.9
Engineering and product development expense	12.3	12.3	14.7	12.4
General and administrative expense	29.4	17.7	33.7	18.8
Restructuring and other charges	5.8	1.7	3.6	0.9
Operating loss	(39.4)	(11.7)	(51.5)	(11.6)
Other income (expense)	(2.6)	0.4	(0.4)	0.4
Loss before income tax expense (benefit)	(42.0)	(11.3)	(51.9)	(11.2)
Income tax expense (benefit)	(0.2)	0.4	(0.0)	0.5
Net loss	(41.8)%	(11.7)%	(51.9)%	(11.7)%

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Net Revenues. Net revenues were $4.7 million for the quarter ended June 30, 2009 compared to $11.5 million for the same period in 2008, a decrease of $6.8 million or 59%. Our net revenues during the second quarter of 2009 included $798,000 of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during the second quarter of 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as discussed in the Overview.

During the second quarter of 2009, our net revenues from customers in the U.S., Europe and Asia decreased 59%, 74% and 53%, respectively, over the comparable period in 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 68% and 53%, respectively. The higher percentage decrease from our customers in Europe primarily reflects the closure of our Intestlogic subsidiary which occurred during the fourth quarter of 2008. Sales that would have been made by our Intestlogic subsidiary are now handled by our Cherry Hill operation in the U.S.

Gross Margin. Gross margin was 30% for the second quarter of 2009 compared to 39% for the same period in 2008. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $670,000 in absolute dollar terms during the second quarter of 2009 as compared to the same period in 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 30% of net revenues in the second quarter of 2009 from 18% of net revenues in the second quarter of 2008. The $670,000 decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense as a result of our reductions in workforce and the other compensation and benefits adjustments we have implemented as a part of our restructuring initiatives which are more fully discussed in the Overview. To a lesser extent, depreciation expense also decreased in the second quarter of 2009 compared to the same period in 2008 as a result of the impairment of long-lived assets in both our Mechanical Products and Electrical Products segments during the fourth quarter of 2008.

In addition to the increase in our fixed operating costs as a percentage of net revenues, our charges for excess and obsolete inventory increased both in absolute dollar terms and as a percentage of net revenues for the second quarter of 2009 as compared to the same period in 2008. Our charges for excess and obsolete inventory were $286,000 or 6.1% of net revenues for the second quarter of 2009 as compared to $195,000 or 1.7% of net revenues for the comparable period in 2008. As a result of the significant and rapid decline in demand for our products which occurred in the second half of 2008, as more fully discussed in the Overview, more of our inventory now meets our objective criteria which resulted in the increase in the absolute dollar amount of these charges during the second quarter of 2009 as compared to the same period in 2008. The increases as a percentage of net revenues in our fixed operating costs and charges for excess and obsolete inventory were partially offset by a decrease in our component material costs as a percentage of net revenues during the second quarter of 2009 as compared to the same period in 2008, reflecting changes in product and customer mix.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $1.0 million for the second quarter of 2009 compared to $2.2 million for the same period in 2008, a decrease of $1.2 million or 53%. The decrease in selling expense primarily reflects both a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we implemented, and lower levels of commissions, as a result of the significant decline in net revenues experienced in the second quarter of 2009 as compared to the second quarter of 2008. To a lesser extent, there was also a reduction in travel costs reflecting fewer trips, particularly to trade shows, during the second quarter of 2009 as compared to the second quarter of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $576,000 for the second quarter of 2009 compared to $1.4 million for the same period in 2008, a decrease of $841,000 or 59%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives. To a lesser extent, there were also decreases in spending on legal fees related to our intellectual property, research and development materials and the use of third-party consultants during the second quarter of 2009 as compared to the same period in 2008. During the second quarter of 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

General and Administrative Expense. General and administrative expense was $1.4 million for the second quarter of 2009 compared to $2.0 million for the same period in 2008, a decrease of $666,000 or 33%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, there was also a reduction in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters. These reductions were partially offset by increased legal expense and professional fees related to our restructuring actions and the retention of our financial advisor.

Restructuring and Other Charges. Restructuring and other charges were $269,000 for the second quarter of 2009 compared to $200,000 for the same period in 2008, an increase of $69,000 or 35%. As a result of the aforementioned significant decline in demand, which began in 2008 and has worsened in 2009, during the second quarter of 2009, we implemented restructuring plans in all three of our segments as discussed in more detail in the Overview. The charges incurred during the second quarter of 2009 represented one-time termination benefits related to these actions. During the second quarter of 2008, when the reduction in demand for ATE was becoming apparent, we implemented a restructuring plan in our Mechanical Products segment which included a reduction in the workforce in this segment by 18 employees, representing 18% of the total employees in this segment. The charges incurred during the second quarter of 2008 represented one-time termination benefits related to this action.

Other Income (Expense). Other expense was $121,000 for the second quarter of 2009 compared to other income of $47,000 for the comparable period in 2008, a decrease of $168,000. The shift from other income to other expense is primarily a result of an increase in foreign exchange losses combined with a reduction in interest income as a result of a lower average cash balance during the quarter.

Income Tax Expense (Benefit). For the quarter ended June 30, 2009, we recorded an income tax benefit of $8,000 compared to income tax expense of $47,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenues. Net revenues were $9.1 million for the six months ended June 30, 2009 compared to $22.8 million for the same period in 2008, a decrease of $13.7 million or 60%. Our net revenues during the first six months of 2009 included $1.8 million of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during the first six months of 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as previously discussed in the Overview.

During the six months ended June 30, 2009, our net revenues from customers in the U.S., Europe and Asia decreased 58%, 74% and 59%, respectively, over the comparable period in 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 69% and 58%,

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

respectively. The higher percentage decrease from our customers in Europe primarily reflects the closure of our Intestlogic subsidiary which occurred during the fourth quarter of 2008. Sales that would have been made by our Intestlogic subsidiary are now handled by our Cherry Hill operation in the U.S.

Gross Margin. Gross margin was 25% for the six months ended June 30, 2009 compared to 39% for the same period in 2008. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $1.1 million in absolute dollar terms during the first six months of 2009 as compared to the same period in 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 34% of net revenues in the first six months of 2009 from 19% of net revenues in the first six months of 2008. The $1.1 million decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, depreciation expense also decreased in the first six months of 2009 compared to the same period in 2008 as a result of the impairment of long-lived assets in both our Mechanical and Electrical Products segments during the fourth quarter of 2008.

In addition to the increase in our fixed operating costs as a percentage of net revenues, our charges for excess and obsolete inventory increased both in absolute dollar terms and as a percentage of net revenues for the first six months of 2009 as compared to the same period in 2008. Our charges for excess and obsolete inventory were $635,000 or 7.0% of net revenues for the first six months of 2009 as compared to $384,000 or 1.7% of net revenues for the comparable period in 2008. As a result of the significant and rapid decline in demand for our products which occurred in the second half of 2008, as more fully discussed in the Overview, more of our inventory now meets our objective criteria which resulted in the increase in the absolute dollar amount of these charges during the first six months of 2009 as compared to the same period in 2008. The increases as a percentage of net revenues in our fixed operating costs and our charges for excess and obsolete inventory were partially offset by a decrease in our component material costs as a percentage of net revenues during the first six months of 2009 as compared to the same period in 2008, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $2.2 million for six months ended June 30, 2009 compared to $4.3 million for the same period in 2008, a decrease of $2.1 million or 50%. The decrease in selling expense primarily reflects both a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we have implemented and lower levels of commissions, as a result of the significant decline in net revenues experienced in the first six months of 2009 as compared to the same period in 2008. To a lesser extent there was also a reduction in travel costs, freight costs and other advertising and trade show related expenditures primarily reflecting reduced attendance at trade shows during the first six months of 2009 as compared to the first six months of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $1.3 million for the six months ended June 30, 2009 compared to $2.8 million for the same period in 2008, a decrease of $1.5 million or 53%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives we have implemented. To a lesser extent, there were also decreases in spending on legal fees related to our intellectual property, research and development materials and the use of third-party consultants during the first six months of 2009 as compared to the same period in 2008. During the first six months of 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

General and Administrative Expense. General and administrative expense was $3.1 million for the six months ended June 30, 2009 compared to $4.3 million for the same period in 2008, a decrease of $1.2 million or 29%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, there was also a reduction in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters.

Restructuring and Other Charges. Restructuring and other charges were $329,000 for the six months ended June 30, 2009 compared to $200,000 for the same period in 2008, an increase of $129,000 or 65%. As a result of the aforementioned significant decline in demand, which began in 2008 and has worsened in 2009, during the second quarter of 2009, we implemented restructuring plans in all of our segments as discussed in more detail in the Overview. The charges incurred during the first six months of 2009 represented one-time termination benefits related to these actions. During the second quarter of 2008, when the reduction in demand for ATE was becoming apparent, we implemented a restructuring plan in our Mechanical Products segment which included a reduction in the workforce in this segment by 18 employees, representing 18% of the total employees in this segment. The charges incurred during the first six months of 2008 represented one-time termination benefits related to this action.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Other Income (Expense). Other expense was $40,000 for the six months ended June 30, 2009 compared to other income of $82,000 for the comparable period in 2008, a decrease of $122,000. The shift from other income to other expense is primarily a result of a reduction in interest income as a result of a lower average cash balance during the first six months of 2009.

Income Tax Expense (Benefit). For the six months ended June 30, 2009, we recorded an income tax benefit of $7,000 compared to income tax expense of $109,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash used in operations for the six months ended June 30, 2009 was $2.3 million compared to $837,000 for the same period in 2008. The increase in net cash used in operations primarily reflects our higher net loss for the first six months of 2009 as compared to the first six months of 2008. During the first six months of 2009, trade accounts and notes receivable decreased $911,000, inventories decreased $914,000 and accounts payable decreased $436,000, all of which reflect the reduction in the level of business during the first six months of 2009. Accrued wages and benefits decreased $306,000 during the first six months of 2009 reflecting the significant reductions in workforce and other salary and benefits adjustments that have been implemented as a part of our restructuring initiatives. Other assets decreased $664,000 during the six months ended June 30, 2009 primarily as a result of the termination of several life insurance policies held by our Japanese subsidiary. The cash surrender value of these policies was included in other assets on our balance sheet. These policies were terminated in connection with the decision to close this operation, as the policies served as the retirement assets for the employees of this operation. The amount of the cash surrender value that will be paid out to our remaining employees in Japan is recorded as a liability and is included in accrued wages and benefits on our balance sheet at June 30, 2009.

Purchases of property and equipment were $41,000 for the six months ended June 30, 2009. We have no significant commitments for capital expenditures for the balance of 2009, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Net cash used in financing activities for the six months ended June 30, 2009 was $4,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. This credit facility is secured by all the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. We have not utilized this facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. The terms of the loan agreement require that we maintain a minimum level of $200,000 of domestic cash. The loan agreement also contains certain negative covenants regarding, among other things, acquisitions and additional debt. We have notified the lender that certain aspects of our recent acquisitions may have violated these covenants. We are in discussions with our lender to terminate this line and to place $250,000 of our cash into a certificate of deposit which we will pledge to the lender as collateral for the outstanding letters of credit. The credit facility expiration was extended shortly after the close of the second quarter to September 30, 2010. If we do not replace the existing line with the pledged certificate of deposit, or if the violation of the negative covenants is not waived, the letters of credit may be drawn upon or the facility may be revoked and any amounts so drawn or otherwise due under the facility may be deducted from our accounts with the lender.

As of June 30, 2009, we had cash and cash equivalents of $4.6 million. During the quarter ended June 30, 2009, we received approximately $944,000 which represented the cash surrender value of several life insurance policies which were cancelled in connection with the closure of our Japanese operation, as discussed in the Overview. Of the amount received, approximately $494,000 represents retirement assets which will be paid out to the former managing director of this operation. We expect to pay out this amount prior to December 31, 2009. This amount is included in Accrued Wages and Benefits on our balance sheet as of June 30, 2009. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which have continued into the first and second quarters of 2009, as previously discussed, in order to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

As discussed in Note 2 to the consolidated financial statements in our 2008 Form 10-K, we received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. We have incurred significant losses in three of the last five years including losses in 2007 and 2008 and the first half of 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, and has worsened in 2009, has resulted in a significant reduction in equipment utilization rates in the semiconductor industry, which has had a significant negative impact on our bookings. Our bookings for the first quarter of 2009 decreased to $3.8 million compared to $6.3 million for the fourth quarter of 2008 and $8.2 million for the third quarter of 2008. While we presently see some positive indicators in certain of our segments, and although our bookings for the second quarter of 2009 increased to $4.6 million, we cannot be certain that the downturn is reversing or that we will have sufficient cash to continue to operate. Consequently, we continue to remain focused on methods to restructure our business and reduce our cash burn or to identify appropriate strategic alternatives. However, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2009, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2008 Form 10-K.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, the disclosure controls and procedures were effective as of the end of the period covered by this report in all regards other than ensuring that our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 were timely filed. Due to the Company's continued losses and the global economy's ongoing financial crisis during the first half of 2009, management determined that additional time was necessary for the Company's reduced and furloughed staff to prepare and file the Annual Report on Form 10-K so it could consider and implement further strategic alternatives for conserving cash. The delay in preparing and filing the Annual Report necessitated a delay in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, until the Annual Report was finalized and filed, which was completed on July 10, 2009. Our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 was finalized and filed on July 17, 2009. Other than requiring additional time due to reduced staff hours and management's determination that other activities required priority attention, the disclosure controls and procedures that were in effect at June 30, 2009 were the same controls and procedures relied upon for determination of our results for the period ended June 30, 2009 and were effective in determining such results and other information at the time they were determined.

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
inTEST Corporation
Date:	August 14, 2009	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2009	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1   Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen.

10.2   Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr.

10.3   Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham.

10.4   Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin.

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