Form 10-K/A
period 2008-12-31
INTEST CORP
filed 2009-09-29
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /  / No /X/ See "Explanatory Note" for updated information.

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

Large accelerated filer /  /                                                                                            Accelerated filer /  /
Non-accelerated filer (Do not check if a smaller reporting company) /  /                   Smaller reporting company /X/

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

EXPLANATORY NOTE
In connection with the preparation of our proxy materials for our 2009 Annual Meeting of Stockholders, we determined that our Annual Report on Form 10-K for the year ended December 31, 2008 (our "2008 Annual Report") should be amended to correctly state (A) that the approximate number of holders of our common stock as set forth in Item 5 includes both beneficial and record holders and (B) the annual base compensation of our Vice President and General Manager - Thermal Products Segment as set forth on Exhibit 10.20. Accordingly, we set forth herein and in the accompanying revised Exhibit 10.20 the amended and restated text of these portions of our 2008 Annual Report. In addition, this Form 10-K/A includes the complete text of Item 15 and a revised Index to Exhibits in order to include the additional certifications that are filed with this Form 10-K/A. We further note that at the time of filing our 2008 Annual Report, we had not filed certain reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (the "Required Reports") and disclosed this fact as required on the cover page of our 2008 Annual Report. Subsequent to filing our 2008 Annual Report, we filed the additional Required Reports, such that as of July 17, 2009, we had filed all of the Required Reports, and we remain current with the requirement to file reports under Section 13 or 15(d).

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

On June 15, 2009, the closing price for our common stock as reported on the NASDAQ Global Market was $0.20. As of June 15, 2009, we had 10,057,706 shares outstanding that were held by approximately 800 beneficial and record holders.

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

inTEST CORPORATION

By: /s/ Hugh T. Regan, Jr.
      Hugh T. Regan, Jr.
      Secretary, Treasurer and Chief Financial Officers

Date:   September 29, 2009

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
10.17

Security Agreement dated October 6, 2008 between SigmaSYS Corp., Sandy L. Hoover, Trustee of Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, and Sandy L. Hoover. (14)

10.18

Promissory Note #1 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003. (14)

10.19

Promissory Note #2 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003. (14)

10.20	Compensatory Arrangements of Executive Officers and Directors. (14) (*)
14	Code of Ethics. (15)
21	Subsidiaries of the Company. (14)
23.1	Consent of McGladrey & Pullen, LLP. (14)
23.2	Consent of KPMG LLP. (14)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a). (14)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a). (14)
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) with respect to Form 10-K, as amended by Form 10-K/A.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) with respect to Form 10-K, as amended by Form 10-K/A.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.3	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to Form 10-K, as amended by Form 10-K/A.
32.4	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to Form 10-K, as amended by Form 10-K/A.

(1)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 6, 2008, File No. 000-22529, filed October 10, 2008, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2006, File No. 000-22529, filed on July 27, 2007, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 2, 2007, File No. 000-22529, filed October 3, 2007, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(9)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(10)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2008, File No. 000-22529, filed July 10, 2009, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.