Form 10-Q
period 2009-09-30
INTEST CORP
filed 2009-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2009:

10,053,956

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	1
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008	2
	Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2009 and 2008	3
	Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2009	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6 - 19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30 - 31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Securities Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32
Index to Exhibits		33

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

                                                                     Sept. 30,  Dec. 31,
                                                                       2009       2008
ASSETS:                                                              --------   --------
Current assets:
  Cash and cash equivalents                                          $ 3,428    $ 7,137
  Trade accounts receivable, net of allowance for
    doubtful accounts of $187 and $148, respectively                   4,169      3,758
  Inventories                                                          3,237      4,193
  Prepaid expenses and other current assets                              467        816
     Total current assets                                             11,301     15,904
Property and equipment:
  Machinery and equipment                                              3,858      3,869
  Leasehold improvements                                                 576        576
                                                                       4,434      4,445
  Less: accumulated depreciation                                      (4,076)    (3,828)
     Net property and equipment                                          358        617
Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,245      1,346
Other assets                                                             284        969
     Total assets                                                    $14,844    $20,492
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,249    $ 1,830
  Accrued wages and benefits                                             773      1,569
  Accrued professional fees                                              336        391
  Accrued warranty                                                       240        281
  Accrued sales commissions                                              300        160
  Accrued restructuring and other charges                                  4        141
  Other accrued expenses                                                 471        553
  Domestic and foreign income taxes payable                               10        173
  Deferred rent                                                          118        118
  Capital lease obligations                                                3          8
     Total current liabilities                                         4,504      5,224
Notes payable to stockholder                                           1,525      1,525
Deferred rent, net of current portion                                    187        275
Capital lease obligations, net of current portion                          -          1
     Total liabilities                                                 6,216      7,025
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,193,255 and 10,209,005 shares issued, respectively               102        102
  Additional paid-in capital                                          25,765     25,665
  Accumulated deficit                                                (17,943)   (12,958)
  Accumulated other comprehensive earnings                             1,565      1,519
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                        8,628     13,467
     Total liabilities and stockholders' equity                      $14,844    $20,492
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2009       2008       2009       2008
                                               -------    -------    -------    -------
Net revenues                                   $ 6,009    $ 9,159    $15,076    $31,960
Cost of revenues                                 3,577      6,197     10,425     20,022
                                               -------    -------    -------    -------
      Gross margin                               2,432      2,962      4,651     11,938
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                                 988      1,863      3,161      6,180
   Engineering and product development
     expense                                       515      1,235      1,848      4,062
   General and administrative expense            1,161      1,750      4,219      6,038
   Impairment of long-lived assets                   -        133          -        133
   Restructuring and other charges                  27         61        356        261
                                               -------    -------    -------    -------
      Total operating expenses                   2,691      5,042      9,584     16,674
                                               -------    -------    -------    -------
Operating loss                                    (259)    (2,080)    (4,933)    (4,736)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   7         40         40        196
   Interest expense                                (20)        (1)       (54)        (1)
   Other                                            (5)        46        (44)       (28)
                                               -------    -------    -------    -------
      Total other income (expense)                 (18)        85        (58)       167
                                               -------    -------    -------    -------
Loss before income tax expense (benefit)          (277)    (1,995)    (4,991)    (4,569)
Income tax expense (benefit)                         1         37         (6)       146
                                               -------    -------    -------    -------
      Net loss                                 $  (278)   $(2,032)   $(4,985)   $(4,715)
                                               =======    =======    =======    =======

Net loss per common share - basic               $(0.03)    $(0.22)    $(0.50)    $(0.51)

Weighted average common shares
 outstanding-basic                           9,982,972  9,337,092  9,971,157  9,322,964

Net loss per common share - diluted             $(0.03)    $(0.22)    $(0.50)    $(0.51)

Weighted average common and common
 share equivalents outstanding-diluted       9,982,972  9,337,092  9,971,157  9,322,964

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2009      2008      2009      2008
                                           -------   -------   -------   -------

Net loss                                   $  (278)  $(2,032)  $(4,985)  $(4,715)

Foreign currency translation adjustments       114      (455)       46        20
                                           -------   -------   -------   -------

Comprehensive loss                         $  (164)  $(2,487)  $(4,939)  $(4,695)
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                               ----------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                               ---------- ------ -------- ----------- ------------- -------- -------------

Balance, January 1, 2009       10,209,005  $ 102  $25,665   $(12,958)    $1,519      $(861)     $13,467

Net loss                                -      -        -     (4,985)         -          -       (4,985)

Other comprehensive earnings            -      -        -          -         46          -           46

Forfeiture of non-vested
  shares of restricted stock      (15,750)     -        -          -          -          -            -

Amortization of deferred
  compensation related to
  restricted stock                      -      -      100          -          -          -          100
                               ----------  -----  -------   --------     ------      -----      -------

Balance, September 30, 2009    10,193,255  $ 102  $25,765   $(17,943)    $1,565      $(861)     $ 8,628
                               ==========  =====  =======   ========     ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2009       2008
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(4,985)   $(4,715)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                          389        744
    Impairment of long-lived assets                                          -        133
    Foreign exchange loss                                                  113        172
    Amortization of deferred compensation related to restricted stock      100        334
    Loss on disposal of fixed assets                                        33          -
    Proceeds from sale of demonstration equipment, net of gain               3          7
    Changes in assets and liabilities:
      Trade accounts and notes receivable                                 (116)       423
      Inventories                                                          963        611
      Prepaid expenses and other current assets                            336        318
      Other assets                                                         661         16
      Accounts payable                                                     420        333
      Accrued wages and benefits                                          (779)       (78)
      Accrued professional fees                                            (56)        87
      Accrued warranty                                                     (42)       (64)
      Accrued sales commissions                                            140        (11)
      Accrued restructuring and other charges                             (136)        51
      Other accrued expenses                                               (78)       122
      Domestic and foreign income taxes payable                           (159)       (35)
      Deferred rent                                                        (88)       (88)
                                                                       -------    -------
Net cash used in operating activities                                   (3,281)    (1,640)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                    -       (262)
  Purchase of property and equipment                                       (61)      (320)
                                                                       -------    -------
Net cash used in investing activities                                      (61)      (582)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                    (6)        (5)
                                                                       -------    -------
Net cash used in financing activities                                       (6)        (5)
                                                                       -------    -------
Effects of exchange rates on cash                                         (361)       (43)
                                                                       -------    -------
Net cash used in all activities                                         (3,709)    (2,270)
Cash and cash equivalents at beginning of period                         7,137     12,215
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 3,428    $ 9,945
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Details of acquisition:
  Fair value of assets acquired                                                   $   132
  Liabilities assumed                                                                   -
  Goodwill resulting from acquisition                                                 130
                                                                                  -------
Net cash paid for acquisition                                                     $   262
                                                                                  =======
Forfeitures of non-vested shares of restricted stock                   $   (64)   $     -
                                                                       =======    =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $   160    $   (53)
  Interest                                                                   3          1

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

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We have three reportable segments which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface). We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore.

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

During the fourth quarter of 2008, we closed our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K., as discussed further in Note 4. On April 8, 2009, we approved the closure of our Japanese operation, and, on April 14, 2009, we approved reductions in workforce in our Singaporean operation, as discussed further in Note 4. In connection with these actions, we centralized manufacturing of mechanical products in our Cherry Hill, New Jersey operation. All of these operations are included in our Mechanical Products segment.

During the third quarter of 2009, we approved the relocation of Sigma to Sharon, Massachusetts. Sigma will share a facility with Temptronic Corporation. These two companies, along with an operation in Germany, comprise our Thermal Products segment. This relocation will commence in mid-December and we expect it to be completed and that Sigma will be fully operational by January 4, 2010. The anticipated costs associated with this relocation are discussed further in Note 4.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have incurred significant losses in three of the last five years, including losses in 2007 and 2008 and the first nine months of 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, worsened in 2009 and resulted in a significant reduction in equipment utilization rates in the semiconductor industry. While we presently see positive indicators in all of our segments, and although our bookings for the third quarter of 2009 increased to $7,886 as compared to $4,563 for the second quarter of the year, we continue to remain focused on methods to reduce our cash burn and manage our cash flow. As a result of our continued operating losses in 2009, primarily incurred during the first half of the year, combined with an increase in inventory purchases resulting from the increase in the level of orders during the third quarter of 2009, as of September 30, 2009, our cash and cash equivalents declined to $3,428 as compared to $4,606 as of June 30, 2009 and $7,137 as of December 31, 2008.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the quarter ended June 30, 2009, we received approximately $944, which represented the cash surrender value of several life insurance policies which were cancelled in connection with the closure of our Japanese operation. Of the amount received, approximately $494 represented retirement assets which were paid out to the former managing director of this operation during the third quarter of 2009. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

In light of deteriorating conditions in the semiconductor industry and the global economy, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which continued in the first nine months of 2009, in order to conserve cash and reduce costs. In addition, in April 2009, we retained a financial advisor to explore strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. If we are not successful in generating sufficient additional sales and conserving cash, or if we cannot obtain adequate financing for our working capital needs if our business continues expanding, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2008 Form 10-K.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $804 and $816 for the nine months ended September 30, 2009 and 2008, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill, Intangible and Long-Lived Assets

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Sales of our products are made through our sales employees, third-party sales representatives and distributors. There are no differences in revenue recognition policies based on the sales channel. We do not provide our customers with rights of return or exchanges. Revenue is generally recognized upon product shipment. Our customers' purchase orders do not typically contain any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer. To the extent that any customer purchase order contains customer-specific acceptance criteria, revenue recognition is deferred until customer acceptance.

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

For the nine months ended September 30, 2009, we recorded an income tax (benefit) of $(6) compared to income tax expense of $146 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share - basic is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Net earnings (loss) per common share - diluted is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - basic	9,982,972	9,337,092	9,971,157	9,322,964
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-	-	-
Weighted average common shares outstanding - diluted	9,982,972	9,337,092	9,971,157	9,322,964

Average number of potentially dilutive securities excluded from calculation	479,690	630,680	505,125	660,808
Weighted average exercise price of excluded securities	$3.55	$3.74	$3.57	$3.76

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is codified as ASC Topic 105. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. On the effective date of SFAS No. 168, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Subsequent to the effective

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

date of SFAS No. 168, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB issues Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted SFAS No. 168 as of the end of the third fiscal quarter of 2009. The adoption of FAS No. 168 did not have any impact on our consolidated financial statements, however, it changes our footnote referencing related to the sources for existing GAAP and recently issued modifications of GAAP.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 and related interpretations are codified as ASC Topic 820. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, Effective Date for FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 as of January 1, 2008 for assets and liabilities not subject to the deferral. We adopted SFAS No. 157 as of January 1, 2009 for assets and liabilities that were subject to the deferral. The adoption of SFAS No. 157 as of January 1, 2008 and January 1, 2009, respectively, did not have a material impact on our consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We adopted FSP FAS 157-4 effective as of the beginning of the second fiscal quarter of 2009. The adoption of FSP FAS 157-4 did not have any impact on our consolidated financial statements.

In April 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 is codified as ASC Topic 825 and relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 effective as of the beginning of the second fiscal quarter of 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) and related interpretations are codified as ASC Topic 805. SFAS 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 are effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We adopted SFAS 141(R) and FSP FAS 141(R)-1 as of January 1, 2009. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 will change our accounting for business combinations on a prospective basis for any business combination completed on or after January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 is codified as ASC Topic 350 and amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also adds certain disclosures to those already prescribed in SFAS No. 142. FSP FAS 142-3 is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requirements must be applied prospectively to all intangible assets recognized as of the effective date. We adopted FSP FAS 142-3 as of January 1, 2009. FSP FAS 142-3 will change our accounting for intangible assets acquired after the adoption date.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS 133-1 and FIN 45-4 is codified as ASC Topic 815 and amends SFAS No. 133 to require disclosures by entities that assume credit risk through the sale of credit derivatives including credit derivatives embedded in a hybrid instrument. The intent of these enhanced disclosures is to enable users of financial statements to assess the potential effect on its financial position, financial performance, and cash flows from these credit derivatives. This FSP also amends FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. FSP FAS 133-1 and FIN 45-4 encourages, but does not require, comparative disclosures. We adopted FSP FAS 133-1 and FIN 45-4 at the beginning of the fourth quarter of fiscal 2008. The adoption of FSP 133-1 and FIN 45-4 for reporting as of December 31, 2008, did not have any impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is codified as ASC Topic 855 and provides authoritative accounting guidance regarding subsequent events that was previously addressed in auditing literature. SFAS 165 modifies the guidance in AU Section 560 to name the two types of subsequent events as either recognized subsequent events (previously referred to in practice as, "Type I subsequent events") or non-recognized subsequent events (previously referred to in practice as, "Type II subsequent events"), and to require companies to disclose the date through which it has evaluated subsequent events, which for public companies should be the date the financial statements are issued. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our consolidated financial statements. We have evaluated subsequent events through November 13, 2009. We have determined there were no material subsequent events requiring disclosure in our consolidated financial statements for the nine months ended September 30, 2009.

New Accounting Standards

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value ("ASU 2009-05"), which amends ASC Topic 820, Fair Value Measurements. ASU 2009-05 clarifies the application of certain valuation techniques in circumstances when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance provided in ASU 2009-05 is effective for us beginning October 1, 2009. We do not expect ASU 2009-05 to have a material impact on our consolidated financial statements once adopted.

(3)  GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2009 and December 31, 2008, our goodwill totaled $1,656 and $1,656, respectively, and our indefinite-lived intangible asset totaled $510 and $510, respectively. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K.

As of September 30, 2009 and December 31, 2008, we had finite-lived intangible assets which totaled $735 and $836, net of accumulated amortization of $135 and $34, respectively. At September 30, 2009 and December 31, 2008, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2008 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of September 30, 2009, these assets had remaining estimated useful lives of 60 months, 108 months, and 48 months, respectively. These intangible assets are allocated to our Thermal Products segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2009:
Balance - January 1, 2009	$836
Amortization	(101)
Balance - September 30, 2009	$735

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2010	$135
2011	$135
2012	$135
2013	$123
2014	$ 73

(4)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and the first half of 2009, we have taken actions to reduce our cost structure. The actions we have taken are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

During the third quarter of 2009, we approved the relocation of Sigma, currently located in El Cajon, California, to Sharon, Massachusetts where Temptronic Corporation's manufacturing operations are currently located (both of these operations are part of our Thermal Products segment). Sigma will share a facility with Temptronic Corporation. On September 30, 2009, we announced this relocation to the Sigma employees. In connection with the facility closure in El Cajon, we plan to terminate 18 Sigma employees during the fourth quarter of 2009, representing approximately 32% of the employees in this segment, and expect to incur approximately $104 in one-time termination benefits related to this action. We expect to complete the facility closure in El Cajon by the end of the fourth quarter of 2009 and incur approximately $77 of facility closure costs related to this action. We expect to incur approximately $125 to $150 of other costs associated with this consolidation of facilities. We expect to incur all of these costs during the fourth quarter of 2009 and expect that the completed actions in this segment will reduce our annual operating expenses by approximately $636. This action is being taken to reduce the operating expenses of this segment in response to current business conditions.

2009 Restructuring Actions

Thermal Products Segment
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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

Mechanical Products Segment
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

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We currently expect to terminate the final two employees by the end of the fourth quarter of 2009. During the third quarter of 2009, we recorded facility closure costs of $27 for our Japanese operation. We vacated our Japanese facility at the end of the third quarter of 2009.

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

Our restructuring costs for the nine months ended September 30, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Sub-Total 2008 Plans
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$141
Accruals for (reversals of) one-time termination benefits	10	-	(3)	(5)	2
Severance and other cash payments related to one-time termination benefits	(82)	(24)	-	(33)	(139)
Balance - September 30, 2009	$ -	$ 4	$ -	$ -	$ 4

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)
	Q1 2009 TP Workforce Reduction	Q2 2009 TP Workforce Reduction	Q2 2009 MP Plan	Q2 2009 EP Workforce Reduction	Q2 2009 Corporate Workforce Reduction	Sub-Total 2009 Plans	Total All Plans
Balance - January 1, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 141
Accruals for one-time termination benefits	60	62	122	77	6	327	329
Accruals for facility closure costs	-	-	27	-	-	27	27
Severance and other cash payments related to one-time termination benefits	(60)	(62)	(149)	(77)	(6)	(354)	(493)
Balance - September 30, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 4

2008 Restructuring Actions

Mechanical Products Segment
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

On September 12, 2008, we approved a restructuring plan for our Mechanical Products segment (the "Q3 2008 MP Plan"). As a part of this plan, we closed our manufacturing facility in Amerang, Germany and our engineering and sales office in the U.K. In addition to these facility closures, we reduced our domestic workforce by 4 employees, which represented approximately 7% of the total employees in this segment. We also implemented temporary salary reductions for certain employees of this segment, temporarily reduced the fees paid to members of our Board of Directors and implemented permanent reductions for expenses related to our use of third-party vendors. Effective January 1, 2009, we implemented additional temporary and permanent cost reductions associated with our employee benefit plans. This includes the temporary suspension of our 401(k) matching contributions and the implementation of an employee contribution of a portion of the cost of medical coverage for our domestic employees in this segment. The total costs incurred related to these actions were $331 which is made up of $140 for one-time termination benefits and $191 for facility closure costs. These actions were completed during the fourth quarter of 2008. We expect that the completed Q3 2008 MP Plan will reduce our annual operating expense structure by approximately $2,176.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

Our restructuring costs for the nine months ended September 30, 2008 are summarized as follows:
	Q2 2008 MP Workforce Reduction	Q3 2008 MP Plan	Q3 2008 EP Plan	Total
Balance - January 1, 2008	$ -	$ -	$ -	$ -
Accruals for one-time termination benefits	200	53	8	261
Severance and other cash payments related to one-time termination benefits	(188)	(25)	-	(213)
Balance - September 30, 2008	$ 12	$ 28	$ 8	$ 48

(5)  MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 12% and 17% of our consolidated net revenues for the nine months ended September 30, 2009 and 2008, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. Teradyne, Inc. accounted for 10% of our consolidated net revenues for the nine months ended September 30, 2008. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Electrical Products and Mechanical Products segments. During the nine months ended September 30, 2009 and 2008, no other customer accounted for 10% or more of our consolidated net revenues.

(6)  INVENTORIES

Inventories held at September 30, 2009 and December 31, 2008 were comprised of the following:
	Sept. 30, 2009	Dec. 31, 2008
Raw materials	$2,398	$3,145
Work in process	378	298
Inventory consigned to others	110	165
Finished goods	351	585
	$3,237	$4,193

(7)  NOTES PAYABLE TO STOCKHOLDER

As a result of our acquisition of Sigma, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, we had non-negotiable promissory notes in an aggregate principal amount of $1,525 and $1,525 outstanding at September 30, 2009 and December 31, 2008, respectively. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments beginning on October 6, 2010. During the first nine months of 2009, we recorded $51 of interest expense related to these notes payable, none of which was paid during the first nine months of 2009.

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $88 for the nine months ended September 30 during both 2009 and 2008. In addition, certain of our operating leases contain predetermined fixed escalations of minimum rentals during the original lease terms. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid as accrued rent which is included in other accrued expenses on our balance sheet.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  GUARANTEES

Product Warranties

Warranty expense for the nine months ended September 30, 2009 and 2008 was $49 and $63, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations.

The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2009:
Balance - January 1, 2009	$281
Payments made under product warranty	(90)
Accruals for product warranty	49
Balance - September 30, 2009	$240

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, as more fully discussed in Note 13 to the consolidated financial statements in our 2008 Form 10-K, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by the sub-lessee with regard to its obligations under the sub-lease agreement is remote. However, as of September 30, 2009, there was approximately $110 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of September 30, 2009, we have not recorded any amounts in our financial statements related to this guarantee.

(10) STOCK-BASED COMPENSATION

As of September 30, 2009, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 17 to the consolidated financial statements in our 2008 Form 10-K.

As of September 30, 2009, total compensation expense to be recognized in future periods was $220. The weighted average period over which this expense is expected to be recognized is 1.6 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2009 and 2008, respectively, related to nonvested shares:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Cost of revenues	$ 1	$ 6	$ 4	$ 18
Selling expenses	3	9	8	25
Engineering and product development expense	7	12	18	37
General and administrative expenses	23	85	70	254
	$34	$112	$100	$334

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

There was no compensation expense capitalized in the nine months ended September 30, 2009 or 2008.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2009:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2009	119,000	$4.14
Granted	-	-
Vested	(36,750)	4.12
Forfeited	(15,750)	4.09
Nonvested shares outstanding, September 30, 2009	66,500	4.16

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2009:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009 (420,000 exercisable)	420,000	$3.44
Granted	-	-
Exercised	-	-
Forfeited/Expired	(12,000)	3.29
Options outstanding, September 30, 2009 (408,000 exercisable)	408,000	3.45

(11) EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we may match a portion of employee contributions. This plan, including our discretionary employer matching contributions, is more fully discussed in Note 18 to the consolidated financial statements in our 2008 Form 10-K. Effective January 1, 2009, we temporarily suspended our discretionary employer matching contributions to this plan.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $0 and $225 were made during the nine month periods ended September 30, 2009 and 2008, respectively. Through December 31, 2008, we had made a total of $1,328 in profit sharing contributions. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

(12) SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products (formerly known as Manipulator and Docking Hardware), Thermal Products (formerly known as Temperature Management) and Electrical Products (formerly known as Tester Interface).

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)

The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: inTEST KK (Japan), inTEST Pte, Limited (Singapore) and Intestlogic GmbH (Germany). As discussed more fully in Note 4, we closed Intestlogic GmbH during the fourth quarter of 2008 and we closed inTEST KK during the third quarter of 2009. In addition, we reduced our workforce significantly at inTEST Pte and have centralized the manufacturing of all Mechanical Products in our Cherry Hill, New Jersey manufacturing facility. Diamond, which we acquired in July 2008, as more fully discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, is included in the operations of our Cherry Hill, NJ manufacturing facility. Sales of this segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market, as well as certain other related products which we design and market, but which are manufactured by third parties. In addition, this segment provides post warranty service and support for various ATE equipment.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2009	2008	2009	2008
Mechanical Products	$2,340	$3,792	$ 5,475	$12,974
Thermal Products	2,913	4,537	8,632	14,002
Electrical Products	981	1,385	1,924	6,203
Intersegment sales	(225)	(555)	(955)	(1,219)
	$6,009	$9,159	$15,076	$31,960
Intersegment sales:
Mechanical Products	$ 11	$ -	$ 11	$ -
Thermal Products	213	449	599	891
Electrical Products	1	106	345	328
	$225	$555	$955	$1,219
Earnings (loss) before income taxes:
Mechanical Products	$(399)	$(1,849)	$(2,922)	$(5,076)
Thermal Products	38	267	(1,222)	726
Electrical Products	45	(507)	(825)	(146)
Corporate	39	94	(22)	(73)
	$(277)	$(1,995)	$(4,991)	$(4,569)
Net earnings (loss):
Mechanical Products	$(400)	$(1,886)	$(2,916)	$(5,222)
Thermal Products	38	267	(1,222)	726
Electrical Products	45	(507)	(825)	(146)
Corporate	39	94	(22)	(73)
	$(278)	$(2,032)	$(4,985)	$(4,715)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)
	Sept. 30, 2009	Dec. 31, 2008
Identifiable assets:
Mechanical Products	$ 4,545	$ 7,128
Thermal Products	9,057	12,018
Electrical Products	1,242	1,346
	$14,844	$20,492

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net revenues from unaffiliated customers:
U.S.	$5,348	$6,672	$12,458	$23,765
Europe	353	714	1,048	3,356
Asia-Pacific	308	1,773	1,570	4,839
	$6,009	$9,159	$15,076	$31,960

			Sept. 30, 2009	Dec. 31, 2008
Long-lived assets:
U.S.			$235	$474
Europe			112	125
Asia-Pacific			11	18
			$358	$617

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

During the first nine months of 2009, the deterioration in the global economy that began in 2008 continued to have significant negative impact on the demand for ATE. While all of our product segments experienced declines in the demand for their products during these periods, some experienced greater reductions in demand than others. The declines in bookings between the first quarter and the fourth quarter of 2008 were 73% in the Mechanical Products segment and 85% in the Electrical Products segment. These declines continued into the first quarter of 2009, with Mechanical Products and Electrical Products segments' bookings down 79% and 93%, respectively, from the first quarter of 2008 and 24% and 48%, respectively, from the fourth quarter of 2008. We believe the significant declines in the bookings of both of these segments were due to the reduction in demand for ATE resulting from falling ATE utilization rates at our customers, who have experienced weakened demand for their products due to the global economic recession. We presently see positive indicators in both our Mechanical Products and our Electrical Products segments as evidenced by sequential quarterly increases in the bookings for each of these segments during the second and third quarters of 2009. For our Mechanical Products segment, our bookings increased 90% from the first to the second quarter of 2009, and 84% from the second to the third quarter of 2009. For our Electrical Products segment, our bookings increased 25% from the first to the second quarter of 2009, and 323% from the second to the third quarter of 2009. However, our bookings for the third quarter of 2009 for both of these segments are below the booking levels we experienced in early 2008. Consequently, we remain focused on methods to reduce both our operating losses and our cash burn.

Our Thermal Products segment experienced increased bookings in the first half of 2008 and then reduced bookings in the second half of the year. The fourth quarter 2008 bookings for the Thermal Products segment, adjusted to eliminate the impact of the acquisition of Sigma Systems Corp. ("Sigma") which was acquired in October 2008, declined 39% from the second quarter of 2008. This trend continued into the first quarter of 2009, with Thermal Products segment bookings, adjusted to eliminate the impact of Sigma, down 68% from the second quarter of 2008. We believe the lower level of declines experienced by the Thermal Products segment reflect the diversification of industries outside semiconductor served by the Thermal Products segment. However, while we have experienced the aforementioned increases in bookings in our other two segments during the second and third quarters of 2009 as compared to the first quarter of the year, total bookings for our Thermal Products segment declined 9% during the second quarter of 2009 as compared to the first quarter of the year. Bookings for our Thermal Products segment did increase 30% in the third quarter of 2009 as compared to the second quarter of 2009. The decline in bookings in the first half of 2009 in our Thermal Products segment impacted both their semiconductor and non-semiconductor bookings, although the decline in the non-semiconductor bookings exceeded the decline in the semiconductor bookings. In the second quarter of 2009, our Thermal Products segment's semiconductor bookings increased over the level achieved in the first quarter, while its non-semiconductor bookings declined significantly from the level achieved in the first quarter. In the third quarter of 2009, both the semiconductor and non-semiconductor bookings of our Thermal Products segment increased from the second quarter of 2009.

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
	(in 000's)
	Three Months Ended			NineMonths Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2009	2008	2009	2009	2008
Mechanical Products	$2,340	$3,792	$2,124	$ 5,475	$12,974
Thermal Products	2,913	4,537	2,466	8,632	14,002
Electrical Products	981	1,385	442	1,924	6,203
Intersegment sales	(225)	(555)	(360)	(955)	(1,219)
	$6,009	$9,159	$4,672	$15,076	$31,960
Intersegment sales:
Mechanical Products	$ 11	$ -	$ -	$ 11	$ -
Thermal Products	213	449	118	599	891
Electrical Products	1	106	242	345	328
	$225	$555	$360	$955	$1,219
Net revenues from affiliated customers (net of intersegment sales)
Mechanical Products	$2,329	$3,792	$2,124	$ 5,464	$12,974
Thermal Products	2,700	4,088	2,348	8,033	13,111
Electrical Products	980	1,279	200	1,579	5,875
	$6,009	$9,159	$4,672	$15,076	$31,960

Net revenues from unaffiliated customers:
U.S.	$5,348	$6,672	$3,739	$12,458	$23,765
Europe	353	714	267	1,048	3,356
Asia-Pacific	308	1,773	666	1,570	4,839
	$6,009	$9,159	$4,672	$15,076	$31,960

Our consolidated net revenues for the quarter ended September 30, 2009 decreased $3.2 million or 34% as compared to the same period in 2008. During the third quarter of 2009, we continued to experience reduced levels of demand in all of our product segments. Our net revenues (net of intersegment sales) of our Mechanical Products, Thermal Products and Electrical Products segments declined $1.5 million or 39%, $1.4 million or 34% and $299,000 or 23%, respectively, as compared to the third quarter of 2008. Adjusted to exclude the net revenues of Sigma which we acquired in October 2008 as further discussed in Note 3 to the consolidated financial statements in our 2008 Form 10-K, our consolidated net revenues would have declined $4.2 million or 45% and the net revenues (net of intersegment sales) of our Thermal Products segment in which Sigma is included, would have declined $2.4 million or 59% from the comparable period in 2008. We believe these declines reflect many of the factors discussed in the Overview.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

As also discussed in the Overview, we have now experienced two quarters of sequential growth in orders in both our Mechanical Products and Electrical Products segments. Our Thermal Products segment has experienced one quarter of growth in orders. We attribute these recent increases in part to some minor improvement in the general economy combined with increases in ATE utilization rates at many of our customers. Total orders for the quarter ended September 30, 2009 were $7.9 million compared to $4.6 million for the quarter ended June 30, 2009 and $3.8 million for the quarter ended March 31, 2009. Total orders for the quarter ended September 30, 2008 were $8.2 million. Adjusted to exclude the orders of Sigma, total orders for the quarters ended September 30, 2009, June 30, 2009 and March 31, 2009 would have been $6.8 million, $3.6 million and $2.9 million, respectively. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At September 30, 2009, our backlog of unfilled orders for all products was approximately $3.5 million compared with approximately $1.7 million at June 30, 2009 and $3.0 million at September 30, 2008. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2009. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

In addition, in April 2009, we retained a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and shareholder value. We determined that under then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. If we are not successful in generating sufficient additional sales and conserving cash, or if we cannot obtain adequate financing for our working capital needs if our business continues expanding, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code. See "Risk Factors" in our 2008 Form 10-K. We will likely incur additional restructuring charges in future periods, however, we cannot predict the amount of such charges at this time.

As a result of the recent improvements in our bookings, we currently expect that we will have an increased level of shipments in the fourth quarter of 2009, and that our bookings in the fourth quarter of 2009 will be consistent with or above the level we achieved in the third quarter of 2009. If these forecasts are met, we would expect that we would be profitable on a consolidated basis in the fourth quarter of 2009 and the first quarter of 2010. If we achieve profitability in the fourth quarter of 2009, and our quarterly bookings continue to be consistent with the level of the third quarter or grow, on or about the beginning of 2010, we would expect to restore a portion of the temporary salary reductions we implemented in 2008 and 2009 for all domestic employees (as discussed below).

2009 Restructuring Actions to Date
Effective March 1, 2009, we implemented salary reductions in each of our three product segments by means of a one-week furlough out of every four weeks in the case of the Mechanical Products and Electrical Products segments (a 25% reduction) and a one-week furlough each month in the case of the Thermal Products segment (a 23% reduction). In May 2009, we modified the one-week furloughs we implemented on March 1, 2009. In our Mechanical Products and Electrical Products segments, for employees earning over $75,000 annually, we changed from a one-week furlough in every four weeks to a 25% temporary salary reduction. In our Thermal Products segment, for employees earning over $70,000 annually, we changed from a one-week furlough per month to a 20% temporary salary reduction. In cases where the 25% temporary salary reduction would reduce an employee's annual salary below $75,000 (or where the 20% temporary salary reduction would reduce an employee's annual salary below $70,000), we did not reduce the employee's annual salary below $75,000 (or $70,000). In

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

During the third quarter of 2009, we approved the relocation of Sigma, currently located in El Cajon, California, to Sharon, Massachusetts where Temptronic Corporation's manufacturing operations are currently located (both of these operations are part of the our Thermal Products segment). Sigma will share a facility with Temptronic Corporation. On September 30, 2009, we announced this relocation to the Sigma employees. In connection with the facility closure in El Cajon, we plan to terminate 18 Sigma employees during the fourth quarter of 2009, representing approximately 32% of the employees in this segment, and expect to incur approximately $104,000 in one-time termination benefits related to this action. We expect to complete the facility closure in El Cajon by the end of the fourth quarter of 2009 and incur approximately $77,000 of facility closure costs related to this action. We expect to incur approximately $125,000 to $150,000 of other costs associated with this consolidation of facilities. We expect to incur all of these costs during the fourth quarter of 2009 and expect that the completed actions in this segment will reduce our annual operating expenses by approximately $636,000. This action is being taken to reduce the operating expenses of this segment in response to current business conditions.

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

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. No one-time termination benefits were paid to these employees or will be paid to the current employees when they are terminated. We currently expect to terminate the final two employees by the end of the fourth quarter of 2009. During the third quarter of 2009, we recorded facility closure costs of $27,000 for our Japanese operation. We vacated our Japanese facility at the end of the third quarter of 2009.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2009 and 2008, our OEM sales as a percentage of net revenues were 8% and 19%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.5	67.7	69.1	62.6
Gross margin	40.5	32.3	30.9	37.4
Selling expense	16.4	20.3	21.0	19.3
Engineering and product development expense	8.6	13.5	12.3	12.7
General and administrative expense	19.3	19.1	28.0	18.9
Impairment of long-lived assets	0.0	1.5	0.0	0.4
Restructuring and other charges	0.4	0.7	2.4	0.8
Operating loss	(4.2)	(22.8)	(32.8)	(14.7)
Other income (expense)	(0.3)	0.9	(0.4)	0.5
Loss before income tax expense (benefit)	(4.5)	(21.9)	(33.2)	(14.2)
Income tax expense (benefit)	0.0	0.4	0.0	0.5
Net loss	(4.5)%	(22.3)%	(33.2)%	(14.7)%

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Net Revenues. Net revenues were $6.0 million for the quarter ended September 30, 2009 compared to $9.2 million for the same period in 2008, a decrease of $3.2 million or 34%. Our net revenues during the third quarter of 2009 included $1.0 million of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during the third quarter of 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as discussed in the Overview.

During the third quarter of 2009, our net revenues from customers in the U.S., Europe and Asia decreased 20%, 51% and 83%, respectively, over the comparable period in 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 49% and 82%, respectively. The higher percentage decreases from our customers in Europe and Asia primarily reflect the closure of our Intestlogic subsidiary in Germany during the fourth quarter of 2008, the closure of our Japanese subsidiary during the second quarter of 2009 and the decision to stop manufacturing mechanical products in our Singaporean operation, also during the second quarter of 2009. Sales that would have been made by these operations are now handled by our Cherry Hill operation in the U.S.

Gross Margin. Gross margin was 41% for the third quarter of 2009 compared to 32% for the same period in 2008. The increase in gross margin is primarily the result of a decrease in component material costs as a percentage of net revenues, which were 30% of net revenues during the quarter ended September 30, 2009 compared to 37% in the comparable prior

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

period, primarily reflects changes in product and customer mix. To a lesser extent, the increase in gross margin can also be attributed to lower charges for excess and obsolete inventory during the third quarter of 2009 as compared to the same period in 2008. Our third quarter 2008 accrual for excess and obsolete inventory included approximately $209,000 of charges related to inventory at our manufacturing facility in Amerang, Germany, which we made the decision to close during the third quarter of 2008. These decreases were partially offset by an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $610,000 in absolute dollar terms during the third quarter of 2009 as compared to the same period in 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 23% of net revenues in the third quarter of 2009 from 22% of net revenues in the third quarter of 2008. The $610,000 decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense as a result of our reductions in workforce and the other compensation and benefits adjustments we have implemented as a part of our restructuring initiatives which are more fully discussed in the Overview. To a lesser extent, depreciation expense also decreased in the third quarter of 2009 compared to the same period in 2008 as a result of the impairment of long-lived assets in both our Mechanical Products and Electrical Products segments during the fourth quarter of 2008.

Selling Expense. Selling expense was $988,000 for the third quarter of 2009 compared to $1.9 million for the same period in 2008, a decrease of $875,000 or 47%. The decrease in selling expense primarily reflects both a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we implemented, and lower levels of commissions, as a result of the significant decline in net revenues experienced in the third quarter of 2009 as compared to the third quarter of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $515,000 for the third quarter of 2009 compared to $1.2 million for the same period in 2008, a decrease of $720,000 or 58%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives. To a lesser extent, there were also decreases in spending on research and development materials during the third quarter of 2009 as compared to the same period in 2008. During the third quarter of 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

General and Administrative Expense. General and administrative expense was $1.2 million for the third quarter of 2009 compared to $1.8 million for the same period in 2008, a decrease of $589,000 or 34%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives.

Restructuring and Other Charges. Restructuring and other charges were $27,000 for the third quarter of 2009 compared to $61,000 for the same period in 2008. The charges incurred during the third quarter of 2009 represent facility closure costs related to the closing of our Japanese subsidiary, as more fully discussed in the Overview. The charges incurred during the third quarter of 2008 represent one-time termination benefits related to workforce reductions in our Mechanical Products and Electrical Products segments and the closure of our Intestlogic operation, as more fully discussed in the Overview.

Impairment of Long-Lived Assets. During the quarter ended September 30, 2008 we recorded a charge of $133,000 related to the impairment of certain long-lived assets of our facility in Amerang, Germany which we closed in the fourth quarter of 2008. There were no similar charges during the third quarter of 2009.

Other Income (Expense). Other expense was $18,000 for the third quarter of 2009 compared to other income of $85,000 for the comparable period in 2008, a decrease of $103,000. The shift from other income to other expense is primarily a result of a reduction in interest income as a result of a lower average cash balance during the quarter.

Income Tax Expense (Benefit). For the quarter ended September 30, 2009, we recorded income tax expense of $1,000 compared to income tax expense of $37,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenues. Net revenues were $15.1 million for the nine months ended September 30, 2009 compared to $32.0 million for the same period in 2008, a decrease of $16.9 million or 53%. Our net revenues during the first nine months of 2009 included $2.8 million of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during the first nine months of 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as previously discussed in the Overview.

During the nine months ended September 30, 2009, our net revenues from customers in the U.S., Europe and Asia decreased 48%, 69% and 68%, respectively, over the comparable period in 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 65% and 67%, respectively.

The higher percentage decreases from our customers in Europe and Asia primarily reflect the closure of our Intestlogic subsidiary in Germany during the fourth quarter of 2008, the closure of our Japanese subsidiary during the second quarter of 2009 and the decision to stop manufacturing mechanical products in our Singaporean operation, also during the second quarter of 2009. Sales that would have been made by these operations are now handled by our Cherry Hill operation in the U.S.

Gross Margin. Gross margin was 31% for the nine months ended September 30, 2009 compared to 37% for the same period in 2008. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $1.8 million in absolute dollar terms during the first nine months of 2009 as compared to the same period in 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 30% of net revenues in the first nine months of 2009 from 20% of net revenues in the first nine months of 2008. The $1.8 million decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, depreciation expense also decreased in the first nine months of 2009 compared to the same period in 2008 as a result of the impairment of long-lived assets in both our Mechanical and Electrical Products segments during the fourth quarter of 2008.

In addition to the increase in our fixed operating costs as a percentage of net revenues, our charges for excess and obsolete inventory increased as a percentage of net revenues for the first nine months of 2009 as compared to the same period in 2008. Although the absolute dollar value of these charges was relatively unchanged, they were not as fully absorbed due to the significant reduction in the level of our net revenues. Our charges for excess and obsolete inventory were $804,000 or 5% of net revenues for the first nine months of 2009 as compared to $816,000 or 3% of net revenues for the comparable period in 2008. The increases as a percentage of net revenues in our fixed operating costs and our charges for excess and obsolete inventory were partially offset by a decrease in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix. Our component material costs were 30% of net revenues during the first nine months of 2009 as compared to 37% of net revenues for the same period in 2008.

Selling Expense. Selling expense was $3.2 million for nine months ended September 30, 2009 compared to $6.2 million for the same period in 2008, a decrease of $3.0 million or 49%. The decrease in selling expense primarily reflects both a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we have implemented and lower levels of commissions, as a result of the significant decline in net revenues experienced in the first nine months of 2009 as compared to the same period in 2008. To a lesser extent there was also a reduction in travel costs, freight costs and other advertising and trade show related expenditures primarily reflecting reduced attendance at trade shows and fewer sales personnel traveling during the first nine months of 2009 as compared to the first nine months of 2008.

Engineering and Product Development Expense. Engineering and product development expense was $1.8 million for the nine months ended September 30, 2009 compared to $4.1 million for the same period in 2008, a decrease of $2.2 million or 55%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives we have implemented. To a lesser extent, there were also decreases in spending on research and development materials, legal fees related to our intellectual property and the use of third-party consultants during the first nine months of 2009 as compared to the same period in 2008. During the first nine months of 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

General and Administrative Expense. General and administrative expense was $4.2 million for the nine months ended September 30, 2009 compared to $6.0 million for the same period in 2008, a decrease of $1.8 million or 30%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, there was also a reduction in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters.

Restructuring and Other Charges. Restructuring and other charges were $356,000 for the nine months ended September 30, 2009 compared to $261,000 for the same period in 2008. As a result of the aforementioned significant decline in demand, which began in 2008 and has worsened in 2009, during the fourth quarter of 2008 and the first nine months of 2009, we implemented restructuring plans in all of our segments as discussed in more detail in the Overview. The charges incurred during the first nine months of 2009 represented one-time termination benefits and facility closure costs related to these actions. During the second and third quarters of 2008, when the reduction in demand for ATE was becoming apparent, we implemented restructuring plans in our Mechanical Products and Electrical Products segments which included a reduction in the workforce in these segments by 22 employees, representing 25% and 9% of the total employees in these segments, respectively. We also made the determination to close our Intestlogic manufacturing operation in Germany. The charges incurred during the first nine months of 2008 represent one-time termination benefits related to these actions, as more fully discussed in the Overview.

Impairment of Long-Lived Assets. During the nine months ended September 30, 2008 we recorded a charge of $133,000 related to the impairment of certain long-lived assets of our facility in Amerang, Germany which we closed in the fourth quarter of 2008. There were no similar charges during the comparable period in 2009.

Other Income (Expense). Other expense was $58,000 for the nine months ended September 30, 2009 compared to other income of $167,000 for the comparable period in 2008, a decrease of $225,000. The shift from other income to other expense is primarily a result of a reduction in interest income as a result of a lower average cash balance during the first nine months of 2009. In addition, the first nine months of 2009 included interest expense of $51,000 related to the acquisition of Sigma, which closed on October 6, 2008.

Income Tax Expense (Benefit). For the nine months ended September 30, 2009, we recorded an income tax benefit of $6,000 compared to income tax expense of $146,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash used in operations for the nine months ended September 30, 2009 was $3.3 million compared to $1.6 million for the same period in 2008. The increase in net cash used in operations primarily reflects in part a lower level of non-cash charges in the first nine months of 2009 as compared to the first nine months of 2008 as well as changes in working capital due to the closure of our Japanese subsidiary. During the first nine months of 2009, prepaid expenses and other current assets decreased $336,000 and other assets decreased $661,000 primarily as a result of the termination of several life insurance policies held by our Japanese subsidiary. The cash surrender value of these policies was included in these assets on our balance sheet. These policies were terminated in connection with the decision to close this operation, as the policies served as the retirement assets for the employees of this operation. The amounts owed to our employees in Japan related to theses policies were recorded as accrued wages and benefits. Accrued wages and benefits decreased $779,000 during the first nine months of 2009, primarily reflecting the payment of the aforementioned liabilities to our Japanese employees. Inventories decreased $963,000 primarily reflecting the reduced levels of demand in the first nine months of 2009 which resulted in charges for excess and obsolete inventory of $804,000 being recorded during this period. Trade notes and accounts receivable and accounts payable increased $116,000 and $420,000, respectively, primarily as a result of the recent increases in the level of our orders and, accordingly, the level of our net revenues.

Purchases of property and equipment were $61,000 for the nine months ended September 30, 2009. We have no significant commitments for capital expenditures for the balance of 2009, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Net cash used in financing activities for the nine months ended September 30, 2009 was $6,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. This facility had been secured by the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their aforementioned liens against the assets of our operations in exchange for pledged certificates of deposit totaling $250,000. The loan agreement for this facility contained certain negative covenants regarding, among other things, acquisitions and additional debt. We had notified the lender that our recent acquisitions may have violated these covenants and the lender has provided waivers of those covenant violations as well as eliminated those covenants. We have not used our secured credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit.

As of September 30, 2009, we had cash and cash equivalents of $3.4 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which have continued into the first nine months of 2009, as previously discussed, in order to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. If we are not successful in generating sufficient additional sales and conserving cash, or if we cannot obtain adequate financing for our working capital needs if our business continues expanding, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code.

While we currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our near term working capital requirements, in light of the increased demand for our products and our current plans to restore salaries for our domestic employees in early 2010, we may need additional working capital in 2010. Consequently, in late October 2009, we retained the services of a third-party financial intermediary that specializes in debt placements for companies in distressed situations to assist us in soliciting proposals from lenders to provide us with a revolving line of credit of up to $2.0 million secured by the assets of our domestic operations. We expect to receive these proposals during the fourth quarter of 2009 and hope to put in place prior to the end of 2009 either a revolving line of credit or a commitment to lend. We cannot be certain that we will be successful in obtaining any lending proposals, or that the terms proposed in any of these lending proposals will be satisfactory to us or that we will be successful in achieving our goal of putting a revolving credit facility or a commitment to lend in place.

As discussed in Note 2 to the consolidated financial statements in our 2008 Form 10-K, we received a report from our independent registered public accounting firm expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many events, some of which may be outside of our direct control, including, among other things, the success and timeliness of our cost reduction initiatives and the availability of financing, if needed, to fund our working capital requirements. We have incurred significant losses in three of the last five years including losses in 2007 and 2008 and the first nine months of 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. However, the continuing weakness and turmoil of the macroeconomic environment that began in 2008, worsened in 2009 and resulted in a significant reduction in equipment utilization rates in the semiconductor industry which has had a significant negative impact on our bookings. While we presently see positive indicators in all of our segments, and although our bookings for the third quarter of 2009 increased to $7.9 million as compared to $4.6 million for the second quarter of the year, we continue to remain focused on methods to reduce our cash burn and manage our cash flow. We cannot be certain that the downturn is reversing or that we will have sufficient cash to continue to operate. Consequently, we continue to remain focused on methods to restructure our business and reduce our cash burn or to identify appropriate strategic alternatives. However, if we are not successful in accomplishing these goals or alternatives, we may be forced to seek relief through a filing under the U.S. Bankruptcy Code or liquidate and dissolve our business. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2009, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2008 Form 10-K.

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

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of

inTEST CORPORATION

Item 4T.  CONTROLS AND PROCEDURES (Continued)

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, the disclosure controls and procedures were effective as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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
inTEST Corporation
Date:	November 13, 2009	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 13, 2009	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1   First Amendment to Lease between inTEST Corporation and The Irvine Company dated August 10, 2009.

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