Form 10-K
period 2009-12-31
INTEST CORP
filed 2010-03-31
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2009 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), was: $1,545,403.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2010, was 10,301,456.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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
    our cost-containment initiatives;
    the implementation of current and future facility consolidations and restructuring initiatives;
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
    stock price fluctuations;
    the anticipated market for our products; and
    other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

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

INTRODUCTION

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Analog Devices, Inc., Cypress Semiconductor Corporation, Emerson Electric Co., Freescale Semiconductor, Inc., Hakuto Co. Ltd., LTX-Credence Corporation, Northrop Grumman Corporation, Teradyne, Inc., Texas Instruments Incorporated, and W.L. Gore & Associates, Inc.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments as more fully discussed under "Our Segments" below which consist of our Mechanical Products, Thermal Products and Electrical Products segments.

During 2008, we completed two acquisitions of complementary businesses as part of our continuing strategy to expand our business through the acquisition of businesses or technologies and our strategy to diversify our revenue streams outside the ATE market.

In July 2008, we acquired the assets of Diamond Integration, L.L.C., ("Diamond") a business that provides post-warranty service for ATE equipment to semiconductor manufacturers. The total cost to acquire these assets was $262,000. The results of Diamond are included in our Mechanical Products segment. Please see Note 3 of the footnotes to our consolidated financial statements for details of the purchase price allocation.

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

Business Environment

Changes in global economic conditions affect the demand for products which contain semiconductors which in turn has a significant impact on the demand for ATE. The global economy and financial markets experienced extreme disruption in late 2008 and most of 2009 and remain at levels well below historical levels. This caused a significant weakening in both consumer and business demand for products which contain semiconductors, which in turn caused the ATE utilization rates at our customers to decline materially from normal levels. As a result, we experienced significant declines in the bookings and sales of our products during the fourth quarter of 2008 and the first quarter of 2009. This downward trend reversed in the second quarter of 2009, when we experienced sequential growth in both the bookings and sales of our products which continued throughout the balance of 2009. We currently expect demand to continue to be strong throughout 2010, although our visibility remains limited.

As a result of the deterioration in our business in late 2008 and early 2009, we took a number of steps to reduce our fixed operating costs and preserve cash. These actions included workforce reductions, salary and benefit reductions for remaining staff, facility closures and consolidations and other operating expense reductions. Our goal was to reduce our fixed cost structure to a level better aligned with the reduced level of demand we were experiencing so that when business conditions improved, we would return to profitability on a lower level of revenues. These actions and trends are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

INDUSTRY

Overview

Historically, the semiconductor market has been characterized by rapid technological change, wide fluctuations in demand and shortening product life cycles. Designers and manufacturers of a variety of electronic and industrial products, such as cell phones, telecom and datacom systems, Internet access devices, computers, transportation and consumer electronics, require increasingly complex ICs to provide improved end-product performance demanded by their customers. Semiconductor manufacturers generally compete based on product performance and price. We believe that testing costs represent a significant portion of the total cost of manufacturing ICs. Semiconductor manufacturers remain under pressure to maximize production yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. In order to address these market trends, semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

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

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of industries to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisition of Sigma has significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature and humidity chambers can accommodate large thermal masses and are found in both laboratory and production environments.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2009, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service offices in the U.S., Europe and Asia. As part of our 2009 restructuring actions, we suspended manufacturing operations at our Singapore operation and closed our sales office in

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

Japan both of which were a part of our Mechanical Products segment. In addition, in our Thermal Products segment, we consolidated the operations of Sigma from its El Cajon, CA facility into our Temptronic Corporation facility in Sharon, MA. These items are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Despite these actions, our engineers remain easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

In the last several quarters we have had to balance our actions to achieve appropriate adjustments to our operating structure and yet meet the needs of our customers in the changing business environment. In addition, we remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

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

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., Europe and Asia. As part of our 2009 restructuring actions, we suspended manufacturing operations in our Singapore operation and closed our Japanese sales office and we significantly reduced staff in certain offices. Despite these actions, we continue to maintain appropriate personnel with relatively easy access for our customers. These items are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, medical/pharmaceutical, electronic, aerospace/defense, communications and consumer electronics. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2009 and 2008 approximately $2.5 million or 11% and $5.9 million or 15%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

Controlling costs. At the same time as we are pursuing growth opportunities, we will seek ways to more aggressively streamline our cost structure, so that we are positioned to offer products at prices that provide the margin for a reasonable profit as well as the resources for continual product development.

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products.

During 2009, our Mechanical Products segment consisted of our manufacturing operation in Cherry Hill, New Jersey as well as our subsidiaries in Singapore (inTEST Pte) and Japan (inTEST KK). During the fourth quarter of 2009, we completed the closure of inTEST KK in Japan. During 2008, we centralized all manufacturing of mechanical products in our Cherry Hill, New Jersey facility (we had previously manufactured these products in Singapore as well as in Germany). The facility closure and consolidation actions described above are in response to the aforementioned significant reduction in demand we experienced in late 2008 and early 2009. Effective January 1, 2010, our Singapore operation (inTEST Pte), which no longer manufactures mechanical products, became part of our Thermal Products segment, which historically sold its thermal products through this operation while it was also a manufacturing operation for the Mechanical Products segment.

During 2009, our Thermal Products segment consisted of our subsidiaries in Sharon, Massachusetts (Temptronic Corporation and Sigma Systems Corp) and Germany (Temptronic GmbH). We consolidated the operations of Sigma from its El Cajon, CA facility into Temptronic's Sharon, MA facility in December 2009. As noted in the prior paragraph, effective January 1, 2010, our Singapore operation (inTEST Pte) became part of the Thermal Products segment.

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

Mechanical Products

Manipulator Products. We offer four lines of manipulator products: the in2(R), the M Series, the Aero Series and the Cobal Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. Certain members of the Aero family are also available as a lower-cost solution for dedicated prober-only or handler-only test cell applications.

The in2(R) and Cobal Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and Cobal Series manipulators range in price from approximately $12,000 to $80,000.

The M Series line of manipulator products consists of the M400 and M500 manipulators. These compact universal manipulators are designed to handle test heads weighing less than 550 pounds. The up and down movement is counter-balanced by an air-pressure-based floating state technology. The M Series manipulators range in price from approximately $12,000 to $30,000.

The Aero Series of manipulator products consists of the Aero 450H and Aero 150P manipulators. These manipulators are designed to handle test heads weighing less than 1,500 pounds. The up and down movement is supported by an air-pressure-based floating state technology. The Aero Series manipulators range in price from $10,000 to $30,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

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

Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) and MobileTemp(TM) products range in price from approximately $6,000 to $50,000.

Our acquisition of Sigma has significantly broadened our product line and provided access to a wide array of market applications. Sigma products are used to test or condition products in almost every market, including food, pharmaceutical, medical, electronic test, and material test, to name a few.

Thermal and Humidity Chambers: Our chamber products are available in variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as of -190 degrees

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are priced from $10,000 to $60,000.

Thermal Platforms: Our platforms are available in surface sizes ranging from 7.2 square inches to 396 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning and testing devices with a flat surface. Platforms are available with temperature ranges as broad as -185 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are priced from $6,500 to $45,000.

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $1,000 to $60,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 18 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

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

Our internal sales staff handles sales to ATE manufacturers and is responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California and Texas.

In Europe we sell to semiconductor and ATE manufacturers through our internal sales staff and through the use of independent sales representatives. In China, Japan, Malaysia, the Philippines, Singapore, South Korea, Taiwan and Thailand, we sell through the use of independent sales representatives who are supervised by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas. Technical support is provided to Asian customers primarily by employees based in Malaysia, the Philippines and Taiwan.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

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

Texas Instruments Incorporated accounted for 14% and 16% of our consolidated net revenues in 2009 and 2008, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 42% and 47% of our net revenues in 2009 and 2008, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	LTX-Credence Corporation	Emerson Electric Co.
Cypress Semiconductor Corporation	Teradyne, Inc.	Hakuto Co. Ltd.
Freescale Semiconductor, Inc.		Northrup Grumman Corporation
Texas Instruments Incorporated		W.L. Gore & Associates, Inc.

MANUFACTURING AND SUPPLY

As of December 31, 2009, our principal manufacturing operations consisted of assembly and testing at our facilities in New Jersey, Massachusetts and California. We had manufacturing operations in Singapore at our inTEST Pte operation through the end of the second quarter of 2009. In April 2009, we approved the suspension of manufacturing operations at our Singapore operation, which had manufactured products for our Mechanical Products segment. All Mechanical Products segment manufacturing is now centralized in our Cherry Hill, New Jersey facility. In December 2009, we consolidated the operations of Sigma from its facility in El Cajon, CA to Temptronic's facility in Sharon, MA. The consolidation of manufacturing operations was done to reduce our fixed operating costs in response to the significant reduction in demand we experienced in our business during the later portion of 2008 and early 2009, as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We do not believe the closure of Sigma's El Cajon operations or the suspension of manufacturing operations in Singapore have or will adversely impact our ability to effectively meet our customers' needs. We expect to be able to continue to provide appropriate customer support from our other operations in the U.S., Europe and Asia.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our San Jose, California facility obtained ISO 9001:2000 certification. Neither of our New Jersey and San Jose, California facilities have completed their 2009 ISO audits due to the loss of most of our internal ISO auditors in our redutions in force. Our Massachusetts facility completed ISO 9001:2000 certification in November 2004 and upgraded to ISO 9001:2008 in November 2009.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2009, we employed a total of 24 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $2.4 million in 2009 and $5.1 million in 2008 on engineering and product development, respectively. The significant reduction in engineering and product development spending in 2009 compared to 2008 was due to the headcount reductions we undertook in response to the significant reduction in demand we experienced in our business during the later portion of 2008 and early 2009.

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

As of December 31, 2009, we held 56 active U.S. patents and had 19 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2010 and extending through 2025. During 2009, we had five U.S. patents expire and five U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the semiconductor equipment industry, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. For additional information regarding risks related to our intellectual property, see "Risk Factors. "

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1.    BUSINESS (Continued)

COMPETITION

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

Our principal competitors for tester interface products are Xandex, Inc., Reid-Ashman Manufacturing, Esmo AG and Integrated Test Corporation.

BACKLOG

At December 31, 2009, our backlog of unfilled orders for all products was approximately $4.6 million compared with approximately $2.4 million at December 31, 2008. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2010. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2009, we had 107 full time employees, including 42 in manufacturing operations, 43 in customer support/operations and 22 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and/or financial condition would likely suffer, and the price of our stock could be negatively affected.

Current global economic conditions have had an impact on our business and may continue to do so.

Demand for our products and our operating results depend on worldwide economic conditions and their impact on levels of business spending, which deteriorated significantly in many countries and regions in late 2008 and throughout 2009. While economic conditions began to improve during late 2009 in many countries and regions, they still remain well below historical levels and may remain depressed for the foreseeable future. These uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties may continue to depress future sales of our products and services.

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

New statutory and regulatory requirements could adversely affect our operating results.

The federal government has launched an aggressive statutory and regulatory agenda with the goal of enacting social and economic reforms.  This agenda includes recently enacted health care reform legislation as well as proposed financial system regulatory reform, and proposed climate change and other environmental legislation and regulations. In addition, many state and local governments are faced with budget crises that are causing these bodies to consider enacting significant tax increases.  Our sales and results of operations may be adversely affected by these new legal requirements and tax increases.

It is highly uncertain which of these statutory proposals will be enacted.  In addition, once any statutes are passed, it is uncertain how the proper government agencies will enact the regulations necessary to carry out the statutory requirements.  Accordingly, we cannot determine the costs and other effects of new legal requirements with certainty.  For example, new legislation or regulations may cause us to experience increased costs as a direct result of our compliance efforts.  At this point, we are unable to determine the impact that newly enacted federal healthcare legislation could have on our employer-sponsored medical plans. We may also indirectly experience increased costs to the extent such legal requirements increase the prices of goods and services that we purchase as a result of increased compliance costs to the vendors who provide these costs and services to us or the reduced availability of raw materials that we need to purchase.  In addition, we cannot determine the impact that new legal requirements or tax increases will have on the business operations of our customers, where significant increases in operating costs due to the costs to comply with new legal requirements or tax increases may reduce their future product development and capital spending budgets, both of which may adversely impact our future revenues and profitability.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

We may not be able to raise additional funds necessary to finance our operations on favorable terms or at all.

Historically, we have financed our operations through the cash flow generated by operations. However, in recent years, we have utilized a significant portion of our cash and cash equivalents to fund our operations due to losses we experienced in 2007, 2008 and 2009. In late 2009, we retained the services of a third-party financial intermediary to assist us in obtaining proposals from various lenders to provide a $2.0 million revolving line of credit secured by our assets. Upon receipt of the proposals from several lenders, we chose to not put a secured revolving line of credit in place due to the improvements we were experiencing in our business and our outlook for the first quarter of 2010. However, should our business decline in the future and we are not able to reduce our operating expenses, we may need additional funds to operate our business and we may not be able to raise those funds on favorable terms or at all.

If we are not able to reduce our operating expenses during periods of weak demand, or if we utilize significant amounts of cash to implement our acquisition strategy or other strategic alternatives, we will erode our cash resources and may not have sufficient cash to operate our businesses.

As of December 31, 2009, we had cash and cash equivalents of $2.6 million. As of February 28, 2010, we had cash and cash equivalents of $3.4 million. In light of the depressed conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008 and early 2009 in order to conserve cash and reduce costs. These actions included workforce reductions, temporary salary reductions, furloughs and facility closures, as more fully discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. In response to improved business conditions, we eliminated all furloughs in our operations in late 2009 and reinstated salaries for most employees at the beginning of 2010. We may incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time. Under present market conditions and with our present resources, our goals remain to conserve cash, control costs and generate sales of our products. If we are unable to meet these goals, then we may not have sufficient cash to operate our business.

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
    costs and timing of integration of our acquisitions and plant consolidations and relocations;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

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

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2009 and 2008, our product warranty charges were $63,000 and $55,000, or 0.3% and 0.1% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product "families" which typically have higher levels of warranty claims than existing product families and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

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

Texas Instruments Inc. accounted for 14% and 16% of our consolidated net revenues in 2009 and 2008, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 42% and 47% of our net revenues in 2009 and 2008, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality of the semiconductor market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We believe that in recent years there have been a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs)

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases acrossmultiple vendors. These shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

Our customers' purchasing patterns can vary significantly from month to month and cannot be easily predicted, thus resulting in fluctuations in our backlog and quarterly results.

Our backlog at December 31, 2009 was $4.6 million compared to $2.4 million at December 31, 2008. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced problems with several customers in collecting outstanding accounts receivable due to cash flow difficulties related to the global economic recession.

Historically, the majority of our customers have paid their outstanding accounts receivable due to us within 30 to 60 days of the shipment date. Recently, as a result of the global economic recession, we have seen many of our customers delay the payment of their outstanding accounts receivable due to us. In addition, we had two customers enter bankruptcy, which caused us to either fully write off or partially write off the outstanding accounts receivable they owed us. We may have additional customers seek relief under bankruptcy that would delay the collection of other outstanding accounts receivable or cause additional write offs of accounts receivable as bad debt. As a result, we may need to begin to factor our accounts receivable or obtain secured lines of credit at interest rates much higher than we have historically been offered for such lines of credit in order to maintain reasonable levels of cash to operate our business.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative impact on our business.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees. During 2009, in response to the significant operating losses we have sustained and in an effort to conserve cash, we implemented workforce reductions, temporary salary reductions and furloughs, reduced or eliminated certain employee benefits and closed facilities. These actions have had a negative impact on overall employee morale. In response to improved business conditions, in late 2009, we eliminated all furloughs for employees in our operations and restored salaries for most employees and board retainers for directors in the beginning of 2010. We currently plan to restore the 401(k) Plan discretionary matching contribution for all domestic employees on April 1, 2010. To date, we have not experienced any significant employee turnover as a result of these actions, which we believe is most likely the result of the impact of the global economic recession and increased levels of unemployment in most of the markets in which we operate. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries and maintain employee benefits which have been previously reduced or eliminated, we may not be able to retain our senior management and other key employees. Our business could suffer if we are unable to retain one of more of our senior officers or other key employees.

Significant fluctuations in our net revenues and operating results strain our management, employees and other resources.

Over the last several years, we have experienced significant fluctuations in our net revenues and operating results. As a result of these sometimes sudden and significant changes in our market, we have implemented cost controls, including salary

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2010 and 2025, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 14% and 27% of consolidated net revenues in 2009 and 2008, respectively. Export sales from our U.S. manufacturing facilities totaled $11.7 million, or 50% of consolidated net revenues, in 2009 and $17.0 million, or 44% of consolidated net revenues, in 2008. The portion of our consolidated net revenues that were derived from sales by our subsidiaries in the Asia-Pacific region was 8% in 2009 and 15% in 2008. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

We conduct business in foreign currencies, and fluctuations in the values of those currencies could result in foreign exchange losses.

In 2009, approximately 2% of our net revenues were denominated in Japanese yen and approximately 6% were denominated in Euros. During 2009, we recorded foreign exchange currency transaction gains of $63,000. Future fluctuations in the value of the Euro (we closed our Japanese subsidiary in December 2009 and do not expect to have future sales in Japanese Yen at this time) could result in foreign exchange gains or losses. Any strengthening of the U.S. dollar in relation to the currencies of our competitors or customers, or strengthening or weakening of the Euro in relation to other currencies in which our customers or competitors do business, could adversely affect our competitiveness. Moreover, a strengthening of the U.S. dollar or other competitive factors could put pressure on us to denominate a greater portion of our sales in foreign currencies, thereby increasing our exposure to fluctuations in exchange rates. Any devaluation of these currencies would hurt our business. We do not undertake hedging activities against the majority of our exchange rate risk. Fluctuations in exchange rates may adversely affect our competitive position or result in foreign exchange losses, either of which could cause our business to suffer.

Changes in securities laws and regulations have increased, and may continue to increase, our costs of compliance with such laws and regulations.

Changes in securities laws and regulations have increased our legal compliance and financial reporting costs. Additional recent changes and future changes in securities regulations are expected to continue to affect our costs. In order to comply with certain requirements of the Sarbanes-Oxley Act, such as the internal control system requirements of Section 404 of the Act, we have incurred, and expect to incur significant additional expenses in future periods to comply with these new requirements, including the requirement for the examination of our internal control system by our independent registered public accounting firm during the year ended December 31, 2010. We are continuing to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

The inability to maintain effective internal control over financial reporting may result in a loss of investor confidence in the accuracy and completeness of our financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement that law require us to include in our Annual Reports on Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. We will be required to include in our Annual Reports on Form 10-K for the years ending on or after December 31, 2010, an attestation report by our independent registered public accounting firm (our IRPA), reporting as to whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the relevant year. During our assessment process, if our management identifies one or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal control is effective. While our assessment (as reported in Item 9A(T) of this Report) is that our internal control over financial reporting was effective as of December 31, 2009, the effectiveness of our internal control in future periods cannot be assured, and the effectiveness of our internal control over financial reporting may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of any future date, or if our IRPA does not attest to the effectiveness of our internal control, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Should we fail to timely file our future required filings with the Securities and Exchange Commission ("SEC") or maintain a closing bid price of $1.00 or more per share, our common shares could be delisted from trading on NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares, and our ability to raise additional capital.

During 2009, we were not in compliance with the requirements for continued listing on NASDAQ due to the late filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the period ending March 31, 2009. We regained compliance with the NASDAQ continued listing standards upon filing the Form 10-K on July 9, 2009 and the Form 10-Q on July 17, 2009, which were within the allowed extension period. Another requirement for continued listing is that the closing bid price for our common stock be above $1.00 per share (the "Minimum Bid Price Rule"). Our closing bid price fell below $1.00 on October 1, 2008 and regained compliance by closing above $1.00

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 1A. RISK FACTORS (Continued)

for 10 consecutive business days on December 22, 2009. We could be late in filing future annual or quarterly SEC filings for various reasons and our closing bid price could fall below $1.00 for an extended period of time. If we do not file our annual or quarterly SEC filings within the required timeframe or allowed extension period or if our closing bid price falls below $1.00 for an extended period of time, our common shares could be delisted from trading on the NASDAQ, which could materially adversely affect the liquidity of our common shares, the price of our common shares, and our ability to raise additional capital.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2009, we leased 8 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2009.
Location	Lease Expiration	Approx. Square Footage	Principal Uses
Cherry Hill, NJ	9/10	80,000	Corporate headquarters and design, manufacturing, service and sales - mechanical products.
Sharon, MA	2/11	62,400	Design, manufacturing, service and sales - thermal products.
San Jose, CA	4/12	25,088	Design, manufacturing, service and sales - electrical products

We currently have excess space in all facilities we lease and expect these facilities will meet our foreseeable future needs. In September 2009, we vacated our leased offices in Tokyo, Japan upon expiration of the six month notice period required under the lease. Our Japanese operation, which was part of our Mechanical Products segment, was closed as part of our restructuring initiatives. (Sales of our mechanical products that had been handled through this operation are now handled through our operation in Cherry Hill, New Jersey.) In December 2009, we requested and received a two month extension to the existing lease on our Cherry Hill, New Jersey facility. This lease extension was granted in connection with our planned relocation from our Cherry Hill, New Jersey facility to a 50,515 square foot facility located in Mount Laurel, NJ. We expect to sign the lease for the Mount Laurel, New Jersey facility early in the second quarter of 2010. This lease will expire 123 months after we take occupancy, which is expected to occur in late October 2010.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   (Removed and Reserved)

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Capital Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2009	High	Low
First Quarter	$ .38	$ .11
Second Quarter	.32	.11
Third Quarter	.50	.16
Fourth Quarter	2.26	.31
2008
First Quarter	2.59	1.75
Second Quarter	2.20	1.60
Third Quarter	1.97	1.05
Fourth Quarter	1.18	.10

On March 15, 2010, the closing price for our common stock as reported on the NASDAQ Capital Market was $1.40. As of March 15, 2010, we had 10,301,456 shares outstanding that were held of record by approximately 750 beneficial and record holders.

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
	Years Ended December 31,
	2009	2008	2007	2006	2005
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$23,499	$38,790	$48,705	$62,346	$53,359
Gross margin	7,813	13,785	18,695	26,307	19,780
Operating income (loss)	(5,046)	(9,440)	(6,853)	3,520	(3,508)
Net earnings (loss)	(4,843)	(9,133)	(6,739)	2,871	(3,620)
Net earnings (loss) per common share:
Basic	$(0.49)	$(0.97)	$(0.73)	$0.32	$(0.41)
Diluted	$(0.49)	$(0.97)	$(0.73)	$0.31	$(0.41)
Weighted average common shares outstanding :
Basic	9,975	9,465	9,215	9,047	8,807
Diluted	9,975	9,465	9,215	9,188	8,807

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 6.   SELECTED FINANCIAL DATA (Continued)
	As of December 31,
	2009	2008	2007	2006	2005
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 2,647	$ 7,137	$12,215	$13,174	$ 7,295
Working capital	6,252	10,680	18,649	20,393	16,195
Total assets	15,144	20,492	27,723	35,759	30,869
Long-term debt, net of current portion	1,144	1,526	8	16	23
Total stockholders' equity	8,594	13,467	21,507	26,822	22,806

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. See, also, "Item 1A. - Risk Factors. "

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

During 2009, the deterioration in the global economy that began in 2008 continued to have a significant negative impact on the demand for ATE. All of our product segments experienced declines in demand during this period. During 2009, our consolidated orders declined $11.4 million or 31% as compared to 2008. Adjusted to eliminate the orders of Sigma Systems Corp. ("Sigma"), which we acquired in October 2008 as further discussed in Note 3 to our consolidated financial statements, our consolidated orders would have declined $13.5 million or 38%. We believe the significant declines in our orders during 2009 were due to the reduction in demand for ATE resulting from falling ATE utilization rates at our customers, who have experienced weakened demand for their products due to the global economic recession. Although 2009 as a whole experienced lower levels of demand than in 2008, during the second quarter of 2009, we started to see some positive indicators in the industry. This increase in demand in the ATE industry resulted in sequential quarterly growth in both our orders and net

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

revenues during the second, third and fourth quarters of 2009. Our consolidated orders increased 21% from the first to the second quarter of 2009, 73% from the second to the third quarter of 2009 and 19% from the third to the fourth quarter of 2009. Our consolidated net revenues increased 6% from the first to the second quarter of 2009, 29% from the second to the third quarter of 2009 and 40% from the third to the fourth quarter of 2009.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the increased role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. In addition, due to the current global recession several semiconductor manufacturers have failed, which has resulted in a significant amount of used ATE equipment coming onto the market, which has reduced demand for certain types of new ATE equipment. While the supply of used equipment on the market has negatively impacted demand in all our product segments, we believe our Thermal Products segment has experienced a higher level of loss of current sales due to this issue. We currently expect the increased demand for ATE equipment will consume the supply of used equipment within several quarters, but we cannot determine with any degree of certainty when this issue of oversupply of used equipment will cease. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, which are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	Years Ended December 31,
	2009	2008
Net revenues from unaffiliated customers
Mechanical Products	$ 9,961	$15,001
Thermal Products	11,952	18,753
Electrical Products	2,760	6,759
Intersegment sales	(1,174)	(1,723)
	$23,499	$38,790
Intersegment sales:
Mechanical Products	$ 11	$ 27
Thermal Products	818	1,237
Electrical Products	345	459
	$1,174	$1,723
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$ 9,950	$14,974
Thermal Products	11,134	17,516
Electrical Products	2,415	6,300
	$23,499	$38,790

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Years Ended December 31,
	2009	2008
Net revenues from unaffiliated customers:
U.S.	$20,210	$29,225
Europe	1,490	3,888
Asia-Pacific	1,799	5,677
	$23,499	$38,790

Our consolidated net revenues for the year ended December 31, 2009 decreased $15.3 million or 39% as compared to 2008. The net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments decreased 34%, 36% and 62%, respectively, during 2009 as compared to 2008. Adjusted to exclude the net revenues of Sigma, our consolidated net revenues would have decreased by $18.0 million or 48% and the net revenues (net of intersegment sales) of our Thermal Products segment, in which the results of Sigma are included, would have decreased by 55% in 2009 as compared to 2008. As previously mentioned, we have seen a positive trend in our net revenues in the last three quarters of 2009. Our consolidated net revenues for the fourth quarter of 2009, increased 40% compared to the third quarter of the year and 92% compared to the first quarter of 2009.

Total orders for the year ended December 31, 2009 decreased to $25.6 million on a consolidated basis as compared to $37.0 million for 2008. For our Mechanical, Thermal and Electrical Products segments, total orders for 2009 were $12.2 million, $11.0 million and $2.5 million, respectively, compared to $14.3 million, $17.1 million and $5.6 million, respectively, for 2008. Adjusted to exclude the orders of Sigma, total consolidated orders for 2009 would have been $22.0 million as compared to $35.5 million for 2008 and total orders for our Thermal Products segment for 2009 would have been $7.3 million as compared to $15.6 million for 2008. However, similar to the recent trend in our net revenues noted above, our consolidated orders for the fourth quarter of 2009, increased 19% compared to the third quarter of the year and 151% compared to the first quarter of 2009.

During 2009, our net revenues from customers in the U.S. decreased 31%. After adjustment to eliminate the impact of changes in foreign currency exchange rates, our net revenues from customers in Europe and Asia decreased 59% and 68%, respectively, during 2009 as compared to 2008. The larger percentage decrease in our net revenues from customers in Europe and Asia primarily reflects the closure of our Intestlogic operation in Germany during the fourth quarter of 2008 and the closure of our operation in Japan during 2009. In addition, during 2009, we ceased manufacturing Mechanical Products in our operation in Singapore. Sales that would have been handled by these operations are now handled through our operation in Cherry Hill, New Jersey.

Backlog

At December 31, 2009, our backlog of unfilled orders for all products was approximately $4.6 million compared with approximately $2.4 million at December 31, 2008. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2010. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In early 2008, we commenced a review of our operations to more aggressively streamline our cost structure in line with the current business environment. The review of our operations is on-going. As part of this process, we are focusing on methods to increase our profitability worldwide, including pursuing other types of revenue streams and additional growth opportunities. In the latter part of 2008 and throughout 2009, we have also implemented several restructuring plans. These restructuring plans have included workforce reductions, facility closures and consolidations, and other temporary and permanent salary and benefit reductions for most remaining employees. These actions are described in detail in Note 5 to our consolidated financial statements.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, in April 2009, we retained a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and shareholder value. We determined that under then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. While these strategies appear to have been effective in allowing us to reach our goals, there can be no assurance that we will continue to be successful in generating sufficient additional sales and conserving cash. If we do not continue to generate additional sales or conserve our cash position, then we will need to obtain financing to satisfy our working capital needs. We are not certain that such financial will be available on acceptable terms, or at all, if and when we need it. See "Item 1A. - Risk Factors."

The increase in our net revenues during the fourth quarter of 2009, as previously mentioned, combined with the impact of certain of our restructuring plans which were implemented earlier in the year, resulted in profitability on a consolidated basis in the fourth quarter of 2009. We currently expect that our orders in the first quarter of 2010 will be above the level we achieved in the fourth quarter of 2009. In light of this, we expect that we will be profitable on a consolidated basis in the first quarter of 2010. Based on the increased level of our orders and our forecasts that indicate that we will continue to experience this higher level of net revenues and, accordingly, profitability, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, effective January 1, 2010, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level effective January 1, 2010, reflecting a voluntary continued 35% reduction in his salary. We currently plan to restore the 401(k) Plan discretionary matching contribution for all domestic employees on April 1, 2010. This discretionary matching contribution was suspended for most of these employees at the beginning of 2009. We continue to explore other methods to improve our profitability including further facility consolidation.

Impairment Charges

Generally accepted accounting principles require us to perform at least an annual assessment for impairment of goodwill and other indefinite life intangible assets and to monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. At December 31, 2009 and 2008, we had goodwill and indefinite life intangible assets which totaled $2.2 million. At December 31, 2009 and 2008, we also had long-lived assets which totaled $1.0 million and $1.5 million, respectively. These long-lived assets consisted of finite-lived intangible assets of $702,000 and $836,000, respectively, and property and equipment of $297,000 and $617,000, respectively. During 2008, we recorded an impairment charge for goodwill of $130,000 and we recorded an impairment charge related to long-lived assets of $1.4 million. There were no similar charges recorded in 2009. Please refer to Note 4 of the footnotes to our consolidated financial statements for further discussion of our annual goodwill, intangible and long-lived asset impairment review process, as well as the charges that resulted from this process in 2008.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

We incurred charges for excess and obsolete inventory of $1.0 million for each of the years ended December 31, 2009 and 2008. The level of these charges was based upon a variety of factors, including changes in demand for our products and new product designs. See also the section entitled "Critical Accounting Policies."

During the years ended December 31, 2009 and 2008 we utilized $192,000 and $102,000, respectively, of material in production that had been written off as obsolete in prior periods. When previously written off inventory material is used in production, it has a zero cost basis and as a result, has the impact of improving our gross margin in the period used. For the years ended December 31, 2009 and 2008, the use of inventory which had previously been determined to be obsolete, did not materially change our gross margin.

Product Warranty Charges

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2009 and 2008, our product warranty charges were $63,000 and $55,000, or 0.3% and 0.1% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product families which typically have higher levels of warranty claims than existing product families, and, at our discretion, providing warranty repairs or replacements to customers after the contracted warranty period has expired in order to promote strong customer relations. See also "Critical Accounting Policies."

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2009 and 2008, our OEM sales as a percentage of net revenues were 13% and 17%, respectively, and our sales of thermal products in other industries outside the ATE industry as a percentage of net revenues were 11% and 15%, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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
	Percentage of Net Revenues Years Ended December 31,
	2009	2008
Net revenues	100.0%	100.0%
Cost of revenues	66.8	64.5
Gross margin	33.2	35.5
Selling expense	18.4	20.3
Engineering and product development expense	10.3	13.1
General and administrative expense	23.2	20.8
Impairment of long-lived assets	0.0	3.5
Impairment of goodwill	0.0	0.3
Restructuring and other charges	2.8	1.8
Operating loss	(21.5)	(24.3)
Other income	0.7	0.9
Loss before income tax expense (benefit)	(20.8)	(23.4)
Income tax expense (benefit)	(0.2)	0.1
Net loss	(20.6)%	(23.5)%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues. Net revenues were $23.5 million for the year ended December 31, 2009 compared to $38.8 million for the same period in 2008, a decrease of $15.3 million or 39%. Our net revenues during 2009 and 2008 included $3.7 million and $986,000, respectively, of net revenues attributable to Sigma, which we acquired in October 2008, as previously discussed. We believe the significant decline in our net revenues during 2009 primarily reflects the impact which the current global economic recession has had on the demand for ATE, as previously discussed in the Overview.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During 2009, our net revenues from customers in the U.S., Europe and Asia decreased 31%, 62% and 68%, respectively, as compared to 2008. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 59% and 68%, respectively. The higher percentage decreases from our customers in Europe and Asia primarily reflect the closure of our Intestlogic subsidiary in Germany during the fourth quarter of 2008, the cessation of sales by our Japanese subsidiary during the second quarter of 2009 (which was finally closed during the fourth quarter of 2009) and the decision to stop manufacturing mechanical products in our Singaporean operation, also during the second quarter of 2009. Sales that would have been made by these operations are now handled by our Cherry Hill, New Jersey operation.

Gross Margin. Gross margin was 33% for the year ended December 31, 2009 compared to 36% for the same period in 2008. The decrease in gross margin is primarily the result of an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $2.4 million in absolute dollar terms during 2009 as compared to 2008, these costs were not as fully absorbed due to the significantly lower net revenues levels. As a result, these costs increased to 25% of net revenues in 2009 from 22% of net revenues in 2008. The $2.4 million decrease in the absolute dollar amount of our fixed operating costs primarily represents lower salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, depreciation expense and the cost of our corporate insurance policies also decreased in 2009 compared to 2008. The reduction in depreciation expense was a result of the impairment of long-lived assets in both our Mechanical and Electrical Products segments during the fourth quarter of 2008. The decrease in the cost of our corporate insurance policies reflects the lower headcount and revenue levels upon which much of the premiums for these policies are based. These decreases were partially offset by an increase in costs associated with Diamond in 2009 as compared to 2008. We had twelve months of expense for Diamond in 2009 compared to six months of expense in 2008. We acquired Diamond in July 2008, as previously discussed.

In addition to the increase in our fixed operating costs as a percentage of net revenues, our charges for excess and obsolete inventory increased as a percentage of net revenues for 2009 as compared to 2008. Although the absolute dollar value of these charges was relatively unchanged, they were not as fully absorbed due to the significant reduction in the level of our net revenues. The increases as a percentage of net revenues in our fixed operating costs and our charges for excess and obsolete inventory were partially offset by a decrease in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix. Our component material costs were 33% of net revenues during 2009 as compared to 36% of net revenues in 2008.

Selling Expense. Selling expense was $4.3 million for the year ended December 31, 2009 compared to $7.9 million for the same period in 2008, a decrease of $3.5 million or 45%. The decrease in selling expense primarily reflects both a reduction in salaries and benefits expense, reflecting the aforementioned restructuring initiatives we have implemented and lower levels of commissions, as a result of the significant decline in net revenues experienced in 2009 as compared to 2008. To a lesser extent there was also a reduction in travel costs, advertising and trade show related expenditures and freight costs, primarily reflecting reduced attendance at trade shows and fewer sales personnel traveling during 2009 as compared to 2008.

Engineering and Product Development Expense. Engineering and product development expense was $2.4 million for the year ended December 31, 2009 compared to $5.1 million for the same period in 2008, a decrease of $2.6 million or 52%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of the aforementioned restructuring initiatives we have implemented. To a lesser extent, there were also decreases in spending on research and development materials, legal fees related to our intellectual property and the use of third-party consultants during 2009 as compared to 2008. During 2008, we had a higher level of ongoing development efforts related to a new family of manipulators which we introduced during the latter part of 2008.

General and Administrative Expense. General and administrative expense was $5.4 million for the year ended December 31, 2009 compared to $8.1 million for the same period in 2008, a decrease of $2.6 million or 33%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting the impact of our restructuring initiatives. To a lesser extent, there was also a reduction in professional fees for third-party consultants who assist us with the documentation and testing of our internal control over financial reporting procedures and related compliance matters and fees paid to our outside directors, also reduced as part of our restructuring initiatives.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges. Restructuring and other charges were $663,000 for the year ended December 31, 2009 compared to $717,000 for the same period in 2008. The charges incurred during 2009 and 2008 represented one-time termination benefits and facility closure costs related to our various restructuring plans which are more fully discussed in Note 5 to our consolidated financial statements.

Impairment of Long-Lived Assets. During 2008, due to the significant operating losses experienced by our Mechanical Products and Electrical Products segments, combined with our forecasts that indicated potential future losses for these segments, we recorded a charge of $1.4 million for the partial impairment of certain long-lived assets. The impaired assets which are allocated to our Electrical Products segment include property and equipment. The impaired assets which are allocated to our Mechanical Products segment include intangible assets which consist of the patent applications held by our Intestlogic subsidiary at the time of our acquisition of this operation in 2002, a customer list and a non-compete agreement which resulted from our acquisition of Diamond in July 2008, as well as certain property and equipment held by our Cherry Hill, New Jersey manufacturing facility and our Japanese sales and distribution operation. There were no similar charges during 2009.

Impairment of Goodwill. During 2008, due to the significant operating losses experienced by our Mechanical Products segment, combined with our forecasts that indicated potential future losses for this segment, we recorded a charge of $130,000 which represented the full impairment of the goodwill that resulted from the acquisition of Diamond in July 2008. There were no similar charges during 2009.

Please refer to Note 4 of the footnotes of our consolidated financial statements for further discussion of our annual goodwill, intangible and long-lived asset impairment review process, as well as the charges that resulted from that process in 2008.

Other Income (Expense). Other income was $151,000 for the year ended December 31, 2009 compared to $360,000 for the comparable period in 2008, a decrease of $209,000. The decrease in other income is primarily a result of a reduction in interest income as a result of a lower average cash balance during 2009.This decrease was partially offset by the recording of a $184,000 foreign exchange transaction gain related to the final dissolution of our subsidiary in Japan during the fourth quarter of 2009.

Income Tax Expense (Benefit). For the year ended December 31, 2009, we recorded an income tax benefit of $52,000 compared to income tax expense of $53,000 for the same period in 2008. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash used in operations for the year ended December 31, 2009 was $4.2 million compared to $2.9 million for the same period in 2008. The increase in net cash used in operations reflects in part a lower level of non-cash charges in 2009 as compared to 2008 as well as changes in working capital due to our improved operating results in the fourth quarter of 2009 compared to the fourth quarter of 2008 and the closure of our Japanese subsidiary. During 2009, accounts receivable increased $1.5 million reflecting the significant increase in our net revenues in the fourth quarter of 2009 as compared to the fourth quarter of 2008. During 2009, other assets decreased $471,000 primarily as a result of the termination of several life insurance policies held by our Japanese subsidiary. The cash surrender value of these policies was included in these assets on our balance sheet. These policies were terminated in connection with the decision to close this operation, as the policies served as the retirement assets for the employees of this operation. The amounts owed to our employees in Japan related to these policies were recorded as accrued wages and benefits. Accrued wages and benefits decreased $903,000 during 2009, primarily reflecting the payment of the aforementioned liabilities to our Japanese employees, and, to a lesser extent, lower headcount at December 31, 2009 as compared to December 31, 2008. The reduction in headcount reflects the various restructuring actions taken during 2009, as discussed in the Overview. Inventories decreased $1.1 million primarily reflecting the reduced levels of demand in 2009 which resulted in charges for excess and obsolete inventory of $1.0 million being recorded during this period. Accounts payable increased $748,000, primarily as a result of the recent increases in the level of our orders.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Purchases of property and equipment were $86,000 for the year ended December 31, 2009. Currently, we have no significant commitments for capital expenditures for 2010, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. We will be relocating the Mechanical Product segment operations and corporate staff currently occupying our Cherry Hill, New Jersey facility into a smaller facility located in Mount Laurel, New Jersey during the fourth quarter of 2010. We are currently in the process of obtaining proposals for the various costs associated with this move and do not yet have a complete estimate of the total capital expenditures that we will incur to complete this move. The landlord for the new Mount Laurel facility will be providing the majority of the tenant improvement dollars for this facility, which we will amortize over the life of the lease as deferred rental expense.

Net cash used in financing activities for the year ended December 31, 2009 was $9,000, which represents payments made under capital lease obligations.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. This facility had been secured by all the assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their liens against the assets of our operations in exchange for pledged certificates of deposit totaling $250,000. The loan agreement for this facility contained certain negative covenants regarding, among other things, acquisitions and additional debt. In 2009, we had notified the lender that our 2008 acquisitions may have violated these covenants and the lender has provided waivers of those covenant violations as well as eliminated those covenants going forward. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit.

As of December 31, 2009, we had cash and cash equivalents of $2.6 million. At February 28, 2010, we had cash and cash equivalents of $3.4 million, In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which continued throughout 2009, as previously discussed, in order to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. While these strategies appear to have been effective in allowing us to reach our goals, there can be no assurance that we will continue to be successful in generating sufficient additional sales and conserving cash. If we do not continue to generate additional sales or conserve our cash position, we will need to obtain financing to satisfy our working capital needs. We are not certain that such financing will be available on acceptable terms, or at all, if and when we need it.

While we currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our near term working capital requirements, in light of the increased demand for our products and our current plans to restore salaries for our domestic employees in early 2010, we may need additional working capital in 2010. Consequently, in late October 2009, we retained the services of a third-party financial intermediary that specializes in debt placements for companies in distressed situations to assist us in soliciting proposals from lenders to provide us with a revolving line of credit of up to $2.0 million secured by the assets of our domestic operations. Late in the fourth quarter of 2009, we received lending proposals from several institutions that were willing to consider providing a committed working capital facility secured by the assets of our domestic operations excluding the assets of Sigma (which secure the notes payable to stockholders resulting from the acquisition of Sigma). In light of the increased bookings and revenues we experienced in the fourth quarter of 2009 and our belief that these improvements would continue into 2010 as well as the reduction in the burn rate of our cash during the fourth quarter due to these improved business results and our forecast that we would begin to build cash and cash equivalents in the second quarter of 2010, management chose to not incur the costs associated with moving forward with the lender's final due diligence related to putting a working capital facility in place as we did not believe the facility would be needed. While we believe we could move forward with putting a committed working capital facility in place with any one of the lenders who provided proposals to us, we cannot be certain that the proposed lending terms would still be offered to us by the lenders or that the terms offered to us would be satisfactory to us or that we would be successful in closing the working capital facility.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We have incurred significant losses in four of the last five years including losses in 2007, 2008 and 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. As previously discussed, we presently see positive indicators in all of our segments. Our bookings for the fourth quarter of 2009 increased to $9.4 million as compared to $7.9 million for the third quarter of the year, and we currently expect that our orders in the first quarter of 2010 will be above the level we achieved in the fourth quarter of 2009. In light of this, we expect that we will be profitable on a consolidated basis in the first quarter of 2010. However, we cannot be certain that the downturn is reversing or that we will have sufficient cash to continue to operate. Consequently, we continue to remain focused on methods to restructure our business and reduce our cash burn or to identify appropriate strategic alternatives. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2009, we recorded an inventory obsolescence charge for excess and obsolete inventory of $1.0 million.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

where these intangibles and/or long-lived assets are associated. If the carrying value of the intangible assets and/or long-lived assets exceeds the undiscounted cash flows of our projections, then we would measure the impairment charge. We measure the impairment based on the excess of the carrying amount over the fair value of the assets. At December 31, 2009, identifiable intangibles and long-lived assets were $1.5 million. During 2009, we did not record any impairment charges related to our long-lived assets.

Goodwill

At least annually, we review our goodwill for impairment by comparing the fair value of our reporting units to their carrying values. If the result of this analysis is that the carrying value of the reporting unit exceeds its fair value, then the fair value of the reporting unit is allocated to its identifiable tangible and intangible assets, resulting in an implied valuation of goodwill associated with the reporting unit. We would measure the impairment based on the difference between the implied valuation of the goodwill and its actual carrying value. As of December 31, 2009, goodwill was $1.7 million. During 2009, we did not record any impairment charges related to our goodwill.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2009, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2009, accrued warranty was $228,000 and we recorded charges related to product warranty of $63,000 for the year then ended.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2009 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 9A(T).  CONTROLS AND PROCEDURES (Continued)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on November 4, 2009 (the "Meeting"). Notice of the Meeting was mailed to stockholders of record on or about October 1, 2009, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

In the election of the members of the Board of Directors, there was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors and all such nominees were elected. The number of votes cast for or withheld for each nominee for election to the Board of Directors were as follows:
Nominee	For	Withheld
Alyn R. Holt	7,213,564	1,161,996
Robert E. Matthiessen	7,211,064	1,164,496
Stuart F. Daniels, Ph.D.	7,210,785	1,164,775
James J. Greed, Jr.	7,327,882	677,678
James W. Schwartz, Esq.	7,698,088	677,472
Thomas J. Reilly, Jr.	7,762,907	612,653

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of inTEST

The names of our directors, together with their ages and certain other information, are listed below.
Name	Age	Position
Alyn R. Holt	72	Executive Chairman
Robert E. Matthiessen	65	President, Chief Executive Officer and Director
Stuart F. Daniels, Ph.D.	69	Director
James J. Greed, Jr.	71	Director
James W. Schwartz, Esq.	75	Director
Thomas J. Reilly, Jr.	70	Director

Biographical and Other Information Regarding inTEST's Directors

Biographical information regarding the business experience of each of our directors and the primary aspects of each of our directors' experience, qualifications, attributes or skills that led to the conclusion that each of our directors should serve on our Board of Directors is set forth below.

Alyn R. Holt is a co-founder of inTEST Corporation and has served as our Chairman (renamed Executive Chairman in October 2007) since our inception in September 1981. Mr. Holt also served as our Chief Executive Officer from September 1981 to August 1998. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Holt's education as an engineer and his experience as the designer and developer of the basic products in our Mechanical Products segment, as well as his knowledge and industry experience as a founder and our former Chief Executive Officer for 17 years and an industry participant for approximately 50 years, are the attributes, skills, experiences and qualifications that allow Mr. Holt to provide visionary leadership as the Chairman of our Board of Directors.

Robert E. Matthiessen has served as our Chief Executive Officer since August 1998 and our President since February 1997. Mr. Matthiessen also served as our Chief Operating Officer from December 1997 to August 1998. Prior to that, Mr. Matthiessen served as our Executive Vice President after joining us in October 1984. Mr. Matthiessen has served as a director since February 1997. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Matthiessen's education and experience in the fields of mechanical and electrical engineering, his vast experience in the ATE industry throughout his over 40 year career and his expansive network of contacts and relationships in this industry, in addition to his over 25 years of experience at our Company, are the attributes, skills, experiences and qualifications that uniquely qualify him to execute our strategies and make valuable contributions as one of our directors.

Stuart F. Daniels, Ph.D. is a co-founder of inTEST Corporation and served as our Vice President and a director in 1982. Dr. Daniels was reappointed as a director in April 1997. In March 1996, Dr. Daniels founded The Daniels Group, which is engaged in technology assessment, intellectual property protection and commercialization consulting. From 1980 to December 1995, Dr. Daniels held several management positions with Siemens Corporation and its subsidiaries. Among other attributes, skills, experiences and qualifications, the Board believes that Dr. Daniels' Ph.D. in electrical engineering, his over 40 years of management experience in the automation, electronics and electronics testing area, his intellectual property management skills and his detailed knowledge of our business and our products, are the attributes, skills, experiences and qualifications that allow Dr. Daniels to make a valuable contribution as one of our directors.

James J. Greed, Jr. has served as a director since our acquisition of Temptronic in March 2000. From April 1991 to December 1999, Mr. Greed was President of VLSI Standards, Inc., a leading supplier of calibration standards to the semiconductor and related industries. Following his retirement from VLSI, Mr. Greed founded Foothill Technology, a consulting firm, and has served as its Principal since its inception. From July 1992 through December 1999, Mr. Greed also served on the board of directors of Semiconductor Equipment and Materials International ("SEMI"), an international trade association, serving as

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

chairman for the 1996-1997 term and chairman of its International Standards Committee from 1993 to 1999. Among other attributes, skills, experience and qualifications, the Board believes that Mr. Greed's education as an engineer and his extensive technical and management experience in the ATE industry throughout his over 40 year career, as well as his current consulting activities, which allow him to remain current with trends and future developments in the ATE industry, are the attributes, skills, experiences and qualifications that allow Mr. Greed to make a valuable contribution as one of our directors and the Chairman of our Nominating and Corporate Governance Committees.

James W. Schwartz, Esq. has served as a director since April 2004. Mr. Schwartz was a Partner of Saul Ewing LLP, the Company's law firm, from September 1968 until December 2003, where he served as legal counsel to various corporations, partnerships, other entities and individuals. From January 2004 through December 2004, Mr. Schwartz continued with Saul Ewing as Special Counsel. Since January 2005, Mr. Schwartz has been Of Counsel to Saul Ewing. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Schwartz's over 40 years of experience as a corporate and securities attorney at a large Philadelphia firm providing counsel to corporations and other business entities regarding mergers and acquisitions, securities matters and general business matters, as well as his long history of involvement with and service to our Company, are the attributes, skills, experiences and qualifications that allow Mr. Schwartz to make a valuable contribution as one of our directors.

Thomas J. Reilly, Jr. has served as a director since May 2005. From 1976 to 1996, Mr. Reilly was as an audit partner at Arthur Andersen LLP where he was involved in the audits of public and private companies. Mr. Reilly also serves on the board of directors of Astea International Inc., a publicly traded company that develops, markets and supports service management software solutions. Among other attributes, skills, experiences and qualifications, the Board believes that Mr. Reilly's accounting education and his over 30 years of experience as a certified public accountant at a Big 4 accounting firm, including 20 years as an audit partner, give him insight into corporate finance trends and practices and an ability to understand generally accepted accounting principles and internal control procedures and to analyze and evaluate financial statements. These attributes, skills, experiences and qualifications, in addition to his outside board service at another public company, which provides him with additional experiences regarding corporate governance trends and best practices and the implementation of SEC rules, are the attributes, skills, experiences and qualifications that allow Mr. Reilly to make a valuable contribution as one of our directors and as the Chairman of our Audit Committee.

Audit Committee

Our Board of Directors has a separately designated standing Audit Committee. The Audit Committee is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities with respect to our financial management and controls. The Committee's primary oversight responsibilities relate to the integrity of our accounting and financial reporting processes, audits of our financial statements, and systems of internal control over financial reporting and accounting matters, and the independence, qualifications, retention, and performance of our independent registered public accounting firm. During 2009, the members of the Committee were, and presently are, Thomas J. Reilly, Chairman, Stuart F. Daniels, James J. Greed and James W. Schwartz. The Board of Directors has determined that Mr. Reilly meets the criteria of an "audit committee financial expert" as that term is defined in Item 401 of Regulation S-K. The Board of Directors has also determined that each of the members of the Committee is independent within the meaning of NASDAQ Listing Rule 5605 ("Rule 5605"). The Committee held seven meetings during 2009.

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

Shareholder Nominating Procedures

There have been no material changes to the procedures provided in our definitive proxy statement for our 2009 Annual Meeting of Stockholders by which shareholders may recommend nominees to the Company's Board of Directors.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Executive Officers of inTEST

Our executive officers and their ages are as follows:
Name	Age	Position
Alyn R. Holt	72	Executive Chairman
Robert E. Matthiessen	65	President, Chief Executive Officer and Director
Hugh T. Regan, Jr.	50	Treasurer, Chief Financial Officer and Secretary
Daniel J. Graham	63	Senior Vice President, General Manager-Mechanical Products Segment and General Manager-Electrical Products Segment
James Pelrin	58	Vice President and General Manager-Thermal Products Segment

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

Daniel J. Graham has served as our Senior Vice President since August 2006 and as General Manager - Mechanical Products Segment since November 2004. In addition, he was made General Manager - Electrical Products Segment effective December 2009, where he was Acting General Manager since May 2009. Prior to that, Mr. Graham served as our Chief Technology Officer from April 2004 to November 2004, our Executive Vice President from October 2001 to November 2004 and as our Senior Vice President from June 1998 until October 2001. Mr. Graham served as our Vice Chairman from October 1998 to July 2005. Mr. Graham is a co-founder of inTEST Corporation and served as a director from June 1988 through July 2005.

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

Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during 2009, all Section 16(a) filing requirements applicable to these officers, directors and greater than ten-percent beneficial owners were timely met.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Generally, decisions regarding our executive compensation program reflect the individual contributions and performance of each executive officer as well as our overall business goals and strategies, the business cycle of our industry and prior cost-containment initiatives and adjustments. In addition, our executive compensation program has been developed with reference to the executive compensation practices of comparable companies in our industry to ensure that the total compensation opportunity provided to our executives is competitive with the market in which we compete for executive talent. Underlying our executive compensation program, particularly, in the case of executive officers who have price-setting authority, is the philosophy that the interests of our stockholders are best served by a program that includes a significant incentive or variable component based on our performance. In allocating total compensation between fixed pay, such as base salary and benefits, and variable pay for these executive officers, our general policy has been to structure compensation so that the portion achievable through variable pay represents approximately one third of the executive's total compensation opportunity.

The primary elements of our executive compensation include fixed base salary and benefits, variable performance compensation, stock-awards and change in control payments. The following sections set forth certain information with respect to the compensation we paid, or recognized as an expense in accordance with Accounting Standards Codification ("ASC") Topic 718 (Compensation - Stock Compensation) to our Chief Executive Officer and two of our other executive officers who were serving as such at December 31, 2009. These officers are referred to as our "Named Executive Officers."

Summary Compensation Table
For the Fiscal Year Ended December 31, 2009
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(A)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Robert E. Matthiessen President, Chief Executive Officer and Director	2009 2008	$228,170 306,260	$ 500 500	(1) (1)	-- --	$ -5,046	(2)	$ - 4,750	(3)	$228,670 316,556

James Pelrin VP and GM-Thermal Products Segment	2009 2008	$180,078 213,257	-- --		-- --	$ - 10,092	(4)	$ 3,804 21,892	(5) (5)	$183,882 245,240

Hugh T. Regan, Jr. Treasurer, Secretary and Chief Financial Officer	2009 2008	$161,411 206,439	$ 500 4,243	(1) (6)	-- --	-- --		$ - 10,253	(7)	$161,911 220,935

_______________________

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 11.   EXECUTIVE COMPENSATION (Continued)
(A)	There were no stock awards granted in fiscal year 2009 or 2008.

(1)	Represents an annual holiday bonus.

(2)	Consists of 1.0% of consolidated pre-tax profits plus 1.0% of each product segment's pre-tax profits that was paid in July 2009.

(3)	Consists of matching contributions to 401(k) Plan Account.

(4)	Consists of 2.0% of pre-tax profits of the Thermal Products segment that was paid in July 2009.

(5)

Consists of $1,908 and $2,375 for matching contributions to Mr. Pelrin's 401(k) Plan Account, $-0- and $17,937 profit sharing contributions, and $1,896 and $1,580 for unused sick days in 2009 and 2008, respectively.

(6)	Consists of a discretionary bonus of $3,743 and an annual holiday bonus of $500.

(7)	Consists of $4,750 matching contributions to Mr. Regan's 401(k) Plan Account and $5,503 for unused paid time off days.

Employment Agreements. We have not entered into any employment agreements with our Named Executive Officers. However, as discussed in the "Potential Payments Upon Termination Following a Change of Control" section below, we have entered into agreements with Messrs. Matthiessen, Pelrin and Regan, which provide for the payment of certain benefits in the event of termination of employment following a change in control.

Variable Compensation. Variable compensation for 2009 was determined for each of our Named Executive Officers, other than our Chief Financial Officer, under a pre-established formula tied to our pre-tax profitability as follows:
    President and Chief Executive Officer - Our President and Chief Executive Officer earns a cash incentive payment equal to 1% of our overall, consolidated pre-tax profits plus 1% of the pre-tax profit of each of our three product segments.
    Vice President and General Manager of Thermal Products Segment - The Vice President and General Manager of our Thermal Products segment earns a cash payment equal to 2% of the pre-tax profit for that product segment.

For 2009, there was no annual variable compensation earned by our Named Executive Officers.

In lieu of formula-based variable compensation, our Chief Financial Officer is eligible for a discretionary bonus, subject to the recommendation of the Chief Executive Officer and approval of the Compensation Committee. There was no discretionary bonus awarded to our Chief Financial Officer for 2009.

Grants of Stock-Based Awards. We did not grant any stock-based awards during 2009.

Retirement Benefits. Our executive officers are provided retirement benefits under the same tax-qualified 401(k) plan provided to other employees working in the same product segment as the officer. Messrs. Matthiessen and Regan participate in the 401(k) plan provided to employees of our Mechanical Products Segment. This 401(k) plan allows participants to make contributions from their own salary on a pre-tax basis and provides a discretionary employer matching contribution not to exceed $4,750 a year. Mr. Pelrin participates in the 401(k) plan provided to employees in the Thermal Products segment which limits the employer matching contribution to $2,375 and provides a discretionary employer profit sharing contribution, allocated to eligible participants on a pro rata basis based on compensation. The amount of employer contributions made to our 401(k) plans for our Named Executive Officers for 2009 and 2008 are included in the column entitled "All Other Compensation" in the Summary Compensation Table. We do not provide any other retirement benefits to our Named Executive Officers.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 11.   EXECUTIVE COMPENSATION (Continued)
Outstanding Equity Awards at Fiscal Year-End For the Fiscal Year Ended December 31, 2009
	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested($) (2)
Robert E. Matthiessen	124,000	--	$3.04	2/23/2013	5,000(1)	$8,650

James Pelrin	18,000	--	$2.99	10/22/2011	4,500(1)	$7,785

Hugh T. Regan, Jr.	12,500	--	$3.04	2/23/2013	5,000(1)	$8,650

(1)

Represents the unvested portion of restricted stock that was granted on March 6, 2007 under the Amended and Restated 1997 Stock Plan. These shares will vest in equal portions on March 6, 2010 and 2011.

(2)	Based on the closing share price on December 31, 2009 of $1.73.

Potential Payments Upon Termination Following a Change of Control. We have Change of Control Agreements in place with Messrs. Matthiessen, Pelrin and Regan. These Change of Control Agreements provide for the payment of certain benefits upon the executive's termination of employment by us without Cause or by the executive for Good Reason within two years following a Change of Control. These benefits consist of the continuation of the executive's base salary and fringe benefits for the one year period following the termination of his employment and payment of the variable performance based compensation that he would have earned for such one year period.

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

The term "Good Reason" under the Change of Control Agreements means a material adverse change in an executive's status, responsibilities or benefits; a failure to be nominated or elected to his current officer position; a requirement to report to anyone other than his direct report; an assignment of duties inconsistent with his current officer position; any reduction in base salary, variable component or formula for determining the variable component which would have the effect of reducing his variable component, or other reduction in compensation or benefits; or a requirement to relocate more than thirty miles from his current office.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 11.   EXECUTIVE COMPENSATION (Continued)

The benefits payable under the Change of Control Agreements are subject to the release of any claims that Messrs. Matthiessen, Pelrin and Regan may have against us pursuant to the agreements as we may request. Fringe benefits will be reduced or eliminated to the extent that comparable benefits are received from another source. Furthermore, the benefits will be reduced to the extent that the payments would not be deductible by us (in whole or in part) under Section 280G of the Internal Revenue Code.

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

Director Compensation

The following table sets forth the compensation earned by, or paid in cash to, the members of our Board of Directors, who are not Named Executive Officers, for the year ended December 31, 2009. No equity awards were made to any of the members of our Board of Directors in 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(A)	Option Awards ($)	All Other Compensation ($)	Total ($)
Stuart F. Daniels, Ph.D.	$57,694(1)	--(2)	--(2)	--	$57,694
James J. Greed, Jr.	$22,436(3)	-- (4)	-- (4)	--	$22,436
Thomas J. Reilly, Jr.	$25,642(5)	-- (6)	-- (6)	--	$25,642
James W. Schwartz, Esq.	$25,642(7)	-- (8)	-- (8)	--	$25,642

(A)				There were no stock awards granted in fiscal year 2009.

(1)

Consists of $16,026 annual retainer, $9,616 for service on the Executive Committee, $6,410 for service as Chair of the Compensation Committee, and $25,642 for service as Chair of the Intellectual Property Committee.

(2)				As of December 31, 2009, Dr. Daniels held 5,000 restricted shares and options to purchase 10,000 shares, which options were fully vested and exercisable.

(3)				Consists of $16,026 annual retainer and $6,410 for service as Chair of the Nominating and Corporate Governance Committee.

(4)				As of December 31, 2009, Mr. Greed held 5,000 restricted shares and options to purchase 10,000 shares, which options were fully vested and exercisable.

(5)				Consists of $16,026 annual retainer and $9,616 for service as Chair of the Audit Committee.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 11.   EXECUTIVE COMPENSATION (Continued)

(6)	As of December 31, 2009, Mr. Reilly held 5,000 restricted shares and options to purchase 10,000 shares, which options were fully vested and exercisable.

(7)	Consists of $16,026 annual retainer and $9,616 for service on the Executive Committee.

(8)	As of December 31, 2009, Mr. Schwartz held 5,000 restricted shares and options to purchase 10,000 shares, which options were fully vested and exercisable.

Non-employee directors currently receive an annual retainer of $25,000, non-employee members of the Executive Committee receive an additional annual fee of $15,000 and the chairmen of the committees of the Board receive an additional annual fee as follows: the Chairman of the Audit Committee receives an additional annual fee of $15,000; the Chairman of the Compensation Committee receives an additional annual fee of $10,000; the Chairman of the Intellectual Property Committee receives an additional annual fee of $75,000; and the Chairman of the Nominating and Corporate Governance Committee receives an additional annual fee of $10,000. In addition, we reimburse non-employee directors' travel expenses and other costs associated with attending Board or committee meetings. We do not pay additional cash compensation to our officers for their service as directors.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2009:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	408,000	$3.45	440,000
Equity compensation plans not approved by security holders	-	-	-
Total	408,000	$3.45	440,000

(1)			The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)			The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Voting Securities and Principal Stockholders

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 15, 2010 (except where otherwise noted) by:
    each of our Named Executive Officers (as that term is defined in Item 11 of this Report);
    each of our directors;
    all directors and executive officers as a group; and
    each stockholder known by inTEST to own beneficially more than 5% of our common stock.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Percentage ownership in the following table is based on 10,301,456 shares of common stock outstanding as of March 15, 2010. We have determined beneficial ownership in the table in accordance with the rules of the Securities and Exchange Commission ("SEC"). In computing the number of shares beneficially owned by any person or group of persons and the percentage ownership of that person or group, shares of common stock subject to options held by such person or group of persons that are currently exercisable, or will become exercisable by May 15, 2010 ("Option Shares"), are deemed to be beneficially owned by such person and outstanding for the calculation of such person's percentage ownership. However, we have not deemed these shares to be outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes following the table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.
Name of Beneficial Owner	Shares Beneficially Owned as of March 15, 2010(1)	Percent of Class (Approx.)
Directors and Named Executive Officers:
Stuart F. Daniels, Ph.D. (2)	52,682	*
James J. Greed, Jr. (3)	36,000	*
Thomas J. Reilly, Jr. (4)	36,000	*
James W. Schwartz, Esq. (5)	41,000	*
Alyn R. Holt (6) (7)	1,527,006	14.8%
Robert E. Matthiessen (8)	236,019	2.3%
James Pelrin (9)	61,841	*
Hugh T. Regan, Jr. (10)	56,100	*
All directors and executive officers as a group (9 individuals) (11)	2,258,595	21.5%

Five-Percent Stockholders:
Leviticus Partners, L.P. (12)	947,565	9.2%
FMR Corp. (13)	909,300	8.8%
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

(2)	Includes 10,000 Option Shares and 12.500 Restricted Shares.

(3)	Includes 10,000 Option Shares and 12,500 Restricted Shares.

(4)	Includes 10,000 Option Shares and 12,500 Restricted Shares.

(5)	Includes 1,000 shares owned by Mr. Schwartz's spouse, 10,000 Option Shares and 12,500 Restricted Shares.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)
(6)	The address of the stockholder is c/o inTEST, 7 Esterbrook Lane, Cherry Hill, New Jersey 08003.

(7)

Includes 10,000 Restricted Shares, 399,000 shares held by various trusts established by Mr. Holt for which Mr. Holt shares investment and voting power. Excludes 150,427 shares owned by Mr. Holt's spouse. Mr. Holt disclaims beneficial ownership of the shares owned by his spouse.

(8)	Includes 124,000 Option Shares and 12,500 Restricted Shares. Excludes 61,618 shares owned by Mr. Matthiessen's spouse. Mr. Matthiessen disclaims beneficial ownership of the shares owned by his spouse.

(9)	Includes 18,000 Option Shares and 12,250 Restricted Shares, and, as of December 31, 2009, 10,204 shares in our 401(k) plan.

(10)	Includes 12,500 Option Shares and 12,500 Restricted Shares.

(11)	Includes 194,500 Option Shares and 109,500 Restricted Shares.

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

Transactions with Related Persons

We have not entered into any transactions with related persons since January 1, 2009, nor is the Company otherwise a party to a current transaction, in which the amount of the transaction exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

McGladrey & Pullen, LLP was appointed as our independent registered public accounting firm ("IRPA Firm") on June 16, 2008. McGladrey & Pullen, LLP audited our consolidated financial statements for the years ended December 31, 2009 and 2008.

The following table sets forth the fees billed by McGladrey & Pullen, LLP as described below:
Fee Category:	2009	2008

Audit Fees	$295,000	$330,000(1)
Audit-Related Fees	-	-
Tax Fees	45,947	42,710
All Other Fees	-	-

Total Fees	$340,947	$372,710

(1)

Excludes fee of $40,000 paid to KPMG, LLP, our former IRPA Firm, during 2008 for their review of our Annual Report on Form 10-K for the year ended December 31, 2008 in connection with the issuance of their consent to our use of their audit opinion in our 2007 financial statements included in that report.

Audit Fees: Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements for 2009 and 2008, respectively, that are included in quarterly reports during those years and services that are normally provided by our IRPA Firm in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed in each of 2009 and 2008 for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services would include accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of fees billed in each of 2009 and 2008 for tax related services including advice, preparation of returns and other tax services related to federal, state and international taxes.

All Other Fees: Consists of fees billed in each of 2009 and 2008 for all services other than those reported above.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee's policy is to pre-approve all audit and non-audit services provided by our IRPA Firm. On an ongoing basis, management defines and communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the Audit Committee approves the engagement of our IRPA Firm for such services. The Audit Committee has also delegated authority to Mr. Reilly, the Chairman of the Audit Committee, and if Mr. Reilly is unavailable, to any other Audit Committee member, to pre-approve permitted services. Any such pre-approval must be reported to the Audit Committee at its next meeting. The Audit Committee did not approve any services pursuant to the de minimis exception of Rule 2-01(c)(7)(i)(C) of Regulation S-X during 2009.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 31, 2010

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2010

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2010

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 31, 2010

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 31, 2010

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 31, 2010

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 31, 2010

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 31, 2010

Index to Exhibits

Exhibit Number	Description of Exhibit
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

3.1	Certificate of Incorporation. (2)
3.2	Bylaws, as amended on October 30, 2007. (3)
10.1	Lease Agreement between First Industrial, L.P. and the Company, dated June 6, 2000. (4)
10.2	First Amendment to Lease between First Industrial, L.P. and the Company dated October 2, 2000. (5)
10.3	Second Amendment to Lease between First Industrial, L.P. and the Company dated December 23, 2003. (5)
10.4	Third Amendment to Lease between Brown Pelican LLC (indirect assignee of First Industrial, L.P.) and the Company dated as of July 16, 2007. (6)
10.5	Lease between SPHOS, Inc. and Temptronic Corporation (a subsidiary of the Company), dated December 27, 2000. (7)
10.6	Lease between The Irvine Company and the Company dated September 15, 2004. (8)
10.7	inTEST Corporation Amended and Restated 1997 Stock Plan. (9)(*)
10.8	inTEST Corporation 2007 Stock Plan. (10)(*)
10.9	Form of Restricted Stock Grant. (11)(*)
10.10	Form of Stock Option Grant - Director. (11)(*)
10.11	Form of Stock Option Grant - Officer. (11)(*)
10.12	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (12)(*)
10.13	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (12)(*)
10.14	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (13)(*)
10.15	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (13)(*)
10.16	Change of Control Agreement dated May 5, 2008 between the Company and Dale E. Christman (former General Manager-Electrical Products Segment). (13)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (14)(*)
10.18	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (14)(*)
10.19	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham. (14)(*)
10.20	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (14)(*)
10.21

Security Agreement dated October 6, 2008 between SigmaSYS Corp., Sandy L. Hoover, Trustee of Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003, and Sandy L. Hoover. (15)

10.22

Promissory Note #1 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Exemption Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003. (15)

10.23

Promissory Note #2 dated October 6, 2008 between the Company and Sandy L. Hoover, Trustee of the Sandy L. Hoover Trust, a sub-trust of the Robert T. Stewart Separate Property Trust dated March 17, 2003. (15)

10.24	Compensatory Arrangements of Executive Officers and Directors. (*)

Index to Exhibits

Exhibit Number	Description of Exhibit
14	Code of Ethics. (16)
21	Subsidiaries of the Company.
23	Consent of McGladrey & Pullen, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 6, 2008, File No. 000-22529, filed October 10, 2008, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2000, File No. 000-22529, filed August 14, 2000, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-K/A for the year ended December 31, 2006, File No. 000-22529, filed on July 27, 2007, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 2, 2007, File No. 000-22529, filed October 3, 2007, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2000, File No. 000-22529, filed March 30, 2001, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(9)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(10)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2008, File No. 000-22529, filed July 9, 2009, and incorporated herein by reference.
(16)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MCGLADREY & PULLEN, LLP

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of inTEST Corporation's internal control over financial reporting as of December 31, 2009, included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
March 31, 2010

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2009        2008
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 2,647    $ 7,137
  Trade accounts receivable, net of allowance for
    doubtful accounts of $154 and $148, respectively                  5,413      3,758
  Inventories                                                         3,064      4,193
  Prepaid expenses and other current assets                             377        816
     Total current assets                                            11,501     15,904
Property and equipment:
  Machinery and equipment                                             3,377      3,869
  Leasehold improvements                                                533        576
                                                                      3,910      4,445
  Less: accumulated depreciation                                     (3,613)    (3,828)
     Net property and equipment                                         297        617
Goodwill                                                              1,656      1,656
Intangible assets, net                                                1,212      1,346
Other assets                                                            478        969
     Total assets                                                   $15,144    $20,492
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 2,576    $ 1,830
  Accrued wages and benefits                                            653      1,569
  Accrued professional fees                                             375        391
  Accrued warranty                                                      228        281
  Accrued sales commissions                                             315        160
  Accrued restructuring and other charges                               130        141
  Other accrued expenses                                                455        553
  Domestic and foreign income taxes payable                              18        173
  Notes payable to stockholder                                          381          -
  Deferred rent                                                         118        118
  Capital lease obligations                                               -          8
     Total current liabilities                                        5,249      5,224
Notes payable to stockholder, net of current portion                  1,144      1,525
Deferred rent, net of current portion                                   157        275
Capital lease obligations, net of current portion                         -          1
Total liabilities                                                     6,550      7,025

Commitments and Contingencies (Notes 11,12,14 and 17)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,193,255 and 10,209,005 shares issued, respectively              102        102
  Additional paid-in capital                                         25,798     25,665
  Accumulated deficit                                               (17,801)   (12,958)
  Accumulated other comprehensive earnings                            1,356      1,519
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively    (861)      (861)
     Total stockholders' equity                                       8,594     13,467

     Total liabilities and stockholders' equity                     $15,144    $20,492
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2009             2008
                                                          -------          -------
Net revenues                                              $23,499          $38,790
Cost of revenues                                           15,686           25,005
      Gross margin                                          7,813           13,785

Operating expenses:
   Selling expense                                          4,333            7,875
   Engineering and product development expense              2,418            5,064
   General and administrative expense                       5,445            8,062
   Impairment of long-lived assets                              -            1,377
   Impairment of goodwill                                       -              130
   Restructuring and other charges                            663              717
      Total operating expenses                             12,859           23,225

Operating loss                                             (5,046)          (9,440)
                                                          -------          -------
Other income (expense):
   Interest income                                             44              297
   Interest expense                                           (72)             (21)
   Other                                                      179               84
      Total other income                                      151              360
Loss before income tax expense (benefit)                   (4,895)          (9,080)
Income tax expense (benefit)                                  (52)              53
                                                          -------          -------
      Net loss                                            $(4,843)         $(9,133)
                                                          =======          =======
Net loss per common share:
  Basic                                                    $(0.49)          $(0.97)
  Diluted                                                  $(0.49)          $(0.97)
Weighted average common shares outstanding:
  Basic                                                  9,975,266        9,465,006
  Diluted                                                9,975,266        9,465,006

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2009             2008
                                                          -------          -------
Net loss                                                  $(4,843)         $(9,133)
Transfer of cumulative translation adjustment
  upon dissolution of foreign subsidiary                     (184)               -
Foreign currency translation adjustments                       21              180
                                                          -------          -------
Comprehensive loss                                        $(5,006)         $(8,953)
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           Accumulated
                                   Common Stock   Additional                  Other                  Total
                                -----------------  Paid-In    Accumulated Comprehensive  Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit       Earnings     Stock      Equity
                                ---------- ------ ---------- ------------ -------------  -------- -------------
Balance, January 1, 2008         9,666,505  $  97   $24,757    $ (3,825)     $1,339      $  (861)     $21,507

Net loss                                 -      -         -      (9,133)          -            -       (9,133)
Other comprehensive earnings             -      -         -           -         180            -          180
Amortization of deferred
  compensation related to
  restricted stock                       -      -       418           -           -            -          418
Forfeiture of non-vested
  shares of restricted stock        (7,500)     -         -           -           -            -            -
Issuance of common stock in
  connection with Acquisition      550,000      5       490           -           -            -          495
                                ----------  -----   -------    --------      ------      -------      -------
Balance, December 31, 2008      10,209,005    102    25,665     (12,958)      1,519         (861)      13,467

Net loss                                 -      -         -      (4,843)          -            -       (4,843)
Other comprehensive loss                 -      -         -           -        (163)           -         (163)
Amortization of deferred
  compensation related to
  restricted stock                       -      -       133           -           -            -          133
Forfeiture of non-vested
  shares of restricted stock       (15,750)     -         -           -           -            -            -
                                ----------  -----   -------    --------      ------      -------      -------

Balance, December 31, 2009      10,193,255  $ 102   $25,798    $(17,801)     $1,356      $  (861)     $ 8,594
                                ==========  =====   =======    ========      ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2009             2008
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $(4,843)         $(9,133)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                             501            1,073
    Impairment of goodwill                                                      -              130
    Impairment of long-lived assets                                             -            1,377
    Foreign exchange (gain) loss                                              (63)             148
    Amortization of deferred compensation related to restricted stock         133              418
    Loss on sale of fixed assets                                               36               47
    Proceeds from sale of demonstration equipment, net of gain                  6                7
    Changes in assets and liabilities:
      Trade accounts receivable                                            (1,544)           3,228
      Inventories                                                           1,130            1,170
      Prepaid expenses and other current assets                               430              407
      Other assets                                                            471              (43)
      Accounts payable                                                        748             (822)
      Accrued wages and benefits                                             (903)            (471)
      Accrued professional fees                                               (17)              79
      Accrued warranty                                                        (53)            (106)
      Accrued sales commissions                                               155             (239)
      Accrued restructuring and other charges                                 (11)             145
      Other accrued expenses                                                  (96)            (185)
      Domestic and foreign income taxes payable                              (154)             (46)
      Deferred rent                                                          (118)            (118)
                                                                          -------          -------
Net cash used in operating activities                                      (4,192)          (2,934)
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions of businesses                                                    -           (1,764)
  Purchase of property and equipment                                          (86)            (400)
                                                                          -------          -------
Net cash used in investing activities                                         (86)          (2,164)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                       (9)              (6)
                                                                          -------          -------
Net cash used in financing activities                                          (9)              (6)
                                                                          -------          -------
Effects of exchange rates on cash                                            (203)              26
                                                                          -------          -------
Net cash used in all activities                                            (4,490)          (5,078)
Cash and cash equivalents at beginning of period                            7,137           12,215
                                                                          -------          -------
Cash and cash equivalents at end of period                                $ 2,647          $ 7,137
                                                                          =======          =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Details of acquisitions:
  Fair value of assets acquired                                                            $ 2,959
  Liabilities assumed                                                                         (961)
  Common stock issued                                                                         (495)
  Debt issued                                                                               (1,525)
  Goodwill resulting from acquisitions                                                       1,786
                                                                                           -------
Net cash paid for acquisitions                                                             $ 1,764
                                                                                           =======
Forfeiture of non-vested shares of restricted stock                       $   (64)         $   (32)
                                                                          =======          =======
Cash payments (refunds) for:
  Domestic and foreign income taxes                                       $   130          $  (172)
  Interest                                                                     74                1

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

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We have three reportable segments which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore.

During 2008, we acquired Diamond Integration L.L.C. ("Diamond") and Sigma Systems Corp. ("Sigma"), as discussed further in Note 3. The results of Diamond from the date of acquisition are included in our Mechanical Products segment. The results of Sigma from the date of acquisition are included in our Thermal Products segment.

During the fourth quarter of 2008, we closed our manufacturing facility in Amerang, Germany, and our engineering and sales office in the U.K. On April 14, 2009, we approved reductions in workforce in our Singaporean operation. In connection with this action, we centralized manufacturing of mechanical products in our Cherry Hill, New Jersey operation. During the fourth quarter of 2009, we closed our Japanese operation. Sales of our mechanical products that had been handled through this operation are now handled through our operation in Cherry Hill, New Jersey. All of these operations were included in our Mechanical Products segment. In addition, during the third quarter of 2009, we approved the relocation of Sigma to Sharon, Massachusetts. Sigma will share a facility with Temptronic Corporation. These two companies, along with an operation in Germany, comprise our Thermal Products segment. The relocation of Sigma commenced in mid-December and was completed during the first quarter of 2010. All of these actions, including the costs associated with them, are discussed further in Note 5.

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

Results of Operations and Management's Plans

We have incurred significant losses in four of the last five years, including losses in 2007, 2008 and 2009. These losses were attributable to operations as well as to charges for impairments and restructurings. We have managed our liquidity during this time primarily through a series of cost reduction initiatives. The weakness and turmoil of the macroeconomic environment that began in 2008 and worsened in 2009 resulted in a significant reduction in equipment utilization rates in the semiconductor industry. While we presently see positive indicators in all of our segments, and although we have experienced sequential quarterly growth in our bookings during 2009, we continue to remain focused on methods to reduce our cash burn and manage our cash flow. As a result of our continued operating losses in 2009, primarily incurred during the first half of the year, combined with the cash utilized to implement the various restructuring plans put in place during 2009, our cash and cash equivalents declined to $2,647 as of December 31, 2009 compared to $7,137 as of December 31, 2008. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS (Continued)

In light of deteriorating conditions in the semiconductor industry and the global economy during 2008 and the first part of 2009, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which continued in 2009, in order to conserve cash and reduce costs (as more fully discussed in Note 5). In addition, in April 2009, we retained a financial advisor to explore strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. We will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense was $45 and $61 for the years ended December 31, 2009 and 2008, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair value of our notes payable to stockholder approximates its carrying value based upon the rates offered to us for similar type arrangements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $1,023 and $1,033 for the years ended December 31, 2009 and 2008, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $366 and $964 for the years ended December 31, 2009 and 2008, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

Goodwill, Intangible and Long-Lived Assets

Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment, we perform a step I test to identify potential impairment, in which the fair value of a reporting unit is compared with its book value. If the book value of a reporting unit exceeds its fair value, a step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification ("ASC") Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 16.

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

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize these charges when we have vacated the premises. In addition, as a result of plans to consolidate excess facilities, we may incur other associated costs such as charges to relocate inventory, equipment or personnel. We recognize charges for other associated costs when these costs are incurred, which is generally when the goods or services have been provided to us. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset.

Foreign Currency

For our foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2009 and 2008, foreign currency transaction gains (losses) were $63 and $(148). The amount recorded in 2009 includes a $184 foreign currency translation adjustment related to the final dissolution of our subsidiary located in Japan, as more fully discussed in Note 5.

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
	Years Ended December 31,
	2009	2008
Weighted average common shares outstanding - basic	9,975,266	9,465,006
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	-
Weighted average common shares outstanding - diluted	9,975,266	9,465,006
Average number of potentially dilutive securities excluded from calculation	497,469	639,762
Weighted average exercise price of excluded securities	$3.57	$3.74

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is codified as ASC Topic 105. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. On the effective date of SFAS No. 168, the ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC became non-authoritative. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. Subsequent to the effective date of SFAS No. 168, the FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB issues Accounting Standards Updates ("ASU"). The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted SFAS No. 168 as of the end of the third fiscal quarter of 2009. The adoption of FAS No. 168 did not have any impact on our consolidated financial statements, however, it changes our footnote referencing related to the sources for existing GAAP and recently issued modifications of GAAP.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC Topic 855, Subsequent Events ("ASC 855") (formerly SFAS No. 165, Subsequent Events) establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 had no effect on our financial statements. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"), which amends ASC Topic 855 to clarify which entities are required to evaluate subsequent events through the date the financial statements are issued and the scope of the disclosure requirements related to subsequent events. ASU 2010-09 is effective for us on a prospective basis immediately. The adoption of ASU 2010-09 did not have any impact on our consolidated financial statements. We have determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2009.

ASC Topic 805 (formerly SFAS No. 141 (R), Business Combinations) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In April 2009, the FASB issued additional standards under ASC Topic 805 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. These new standards are effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. We adopted these new standards under ASC Topic 805 as of January 1, 2009. The adoption of these standards will change our accounting for business combinations on a prospective basis for any business combination completed on or after January 1, 2009.

ASC Topic 350 (formerly FSP FAS 142-3, Determination of the Useful Life of Intangible Assets) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and also adds certain disclosure requirements. This new standard is effective as of the beginning of the first fiscal year beginning after December 15, 2008, and early adoption is prohibited. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We adopted this new standard as of January 1, 2009. The adoption of this new standard will change our accounting for intangible assets acquired after the adoption date.

New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. We are currently evaluating the impacts, if any, on our consolidated financial statements.

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

The results of Diamond have been included in our Mechanical Products segment from the date of acquisition. See Note 4 for discussion of the impairment of Diamond goodwill and intangible assets as of December 31, 2008. The effects on the pro forma consolidated results of operations inclusive of the acquisition of Diamond are not material.

Sigma Systems Corp.

On October 6, 2008, we entered into and consummated an Agreement and Plan of Merger (the "Merger Agreement") with Sigma Systems Corp. ("Sigma"), its President, Sandy L. Hoover, and its stockholders pursuant to which all of the outstanding shares of Sigma were exchanged for $1,000 in cash, 550,000 shares of our common stock, and non-negotiable promissory notes in an aggregate principal amount of $1,525. The notes bear interest at the prime rate plus 1.25%, are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal installments beginning on October 6, 2010. See additional disclosures related to the promissory notes in Note 9. During the closing of the transaction, we repaid $303 of debt that was on the books of Sigma prior to the acquisition, of which $118 was a working capital loan that had been provided to Sigma by the selling stockholders.

Sigma is a leading manufacturer of thermal platforms, custom configured environmental chambers and other environmental test solutions for a variety of industries including automotive, medical/pharmaceutical, electronic, aerospace/defense and semiconductor. The results of Sigma have been included in our Thermal Products segment from the date of acquisition. The following is an allocation of the purchase price:
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   ACQUISITIONS (Continued)

The unaudited pro forma consolidated results of operations as if the acquisition of Sigma had occurred on January 1, 2008 after giving effect to non-recurring charges, are as follows:
Pro Forma:	2008
Net revenues	$15,364
Net loss	$(9,031)
Diluted loss per share	$(0.90)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Indefinite Life Intangible Assets

As of December 31, 2009 and 2008, our goodwill totaled $1,656 and our indefinite life intangible assets totaled $510. Changes in the amount of the carrying value of goodwill for the years ended December 31, 2009 and 2008 are as follows:
	Mechanical Products		Thermal Products		Total
	2009	2008	2009	2008	2009	2008
Balance - Beginning of period	$ -	$ -	$1,656	$ -	$1,656	$ -
Acquisition of Diamond Integration, L.L.C.	-	130	-	-	-	130
Acquisition of Sigma Systems Corp.	-	-	-	1,656	-	1,656
Impairment of goodwill	-	(130)	-	-	-	(130)
Balance - End of period	$ -	$ -	$1,656	$1,656	$1,656	$1,656

Changes in the amount of the carrying value of indefinite life intangible assets, all of which are allocated to our Thermal Products segment, for the years ended December 31, 2009 and 2008 are as follows:
	2009	2008
Balance - Beginning of period	$510	$ -
Acquisition of Sigma Systems Corp.	-	510
Balance - End of period	$510	$510

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2009 and 2008, we assessed our goodwill and indefinite life intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. In both 2009 and 2008, we used a 16% discount rate for the discounted cash flows based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment, we performed a step I test to identify potential impairment, in which the fair value of a reporting unit was compared with its book value. If the book value of a reporting unit exceeded its fair value, a step II test was performed in which the implied fair value of goodwill was compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeded the implied fair value, an impairment loss was recorded in an amount equal to that excess.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

During the indefinite life intangible asset impairment assessment, we compared the fair value of our intangible assets with their carrying amount. If the carrying amount of our intangible assets exceeded their fair value, an impairment loss was recognized in an amount equal to that excess.

Sigma Goodwill and Intangible Assets
In December 2009 and 2008, we completed our annual impairment assessments for the goodwill and indefinite life intangible assets that are allocated to our Thermal Products reporting unit. This goodwill and the indefinite life intangible asset are both a result of our acquisition of Sigma in October 2008, as discussed in Note 3. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 14% or $769 at December 31, 2009 and by 22% or $1,804 at December 31, 2008.

Diamond Goodwill
In December 2008, we completed our annual impairment assessment for the goodwill that was allocated to our Mechanical Products reporting unit. This goodwill resulted from our acquisition of Diamond in July 2008, as discussed in Note 3. Due to the significant operating losses experienced by our Mechanical Products reporting unit during 2008, combined with our forecasts that indicated potential future losses for this reporting unit, we determined that the fair value of this reporting unit was less than its carrying value. We determined that the carrying value of goodwill allocated to this reporting unit exceeded the implied fair value of goodwill and therefore our goodwill allocated to this reporting unit was fully impaired. As a result of this impairment, we recorded a charge of $130.

Finite-lived Intangible Assets

As of December 31, 2009 and 2008, we had finite-lived intangible assets which totaled $701 and $836, respectively, net of accumulated amortization of $169 and $34, respectively. At December 31, 2009 and 2008, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of December 31, 2009, these assets had remaining estimated useful lives of 57 months, 105 months, and 45 months, respectively. These intangible assets are allocated to our Thermal Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Please see "Impairment of Long-Lived Assets and Finite-Lived Intangible Assets" below for the results of our assessment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2009 and 2008, respectively:
	Mechanical Products		Thermal Products		Total
	2009	2008	2009	2008	2009	2008
Balance - Beginning of period	$ -	$273	$836	$ -	$836	$273
Acquisition of Diamond Integration, L.L.C.	-	95	-	-	-	95
Acquisition of Sigma Systems Corp.	-	-	-	870	-	870
Amortization	-	(75)	(135)	(34)	(135)	(109)
Impact of foreign currency translation	-	(9)	-	-	-	(9)
Impairment of finite-lived intangible assets	-	(284)	-	-	-	(284)
Balance - End of period	$ -	$ -	$701	$836	$701	$836

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2010	$135
2011	$135
2012	$135
2013	$123
2014	$ 73

Impairment of Long-Lived Asset and Finite-lived Intangible Assets

In accordance with ASC Topic 350 (Intangibles - Goodwill and Other) and ASC Topic 360 (Property, Plant and Equipment), we review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment.

2009 Assessments
During December 2009, due to the continued operating losses experienced during 2009 in all of our segments, we assessed the long-lived assets of all our segments for impairment. Our assessment indicated that the finite-lived intangible assets and property and equipment that are allocated to these segments were not impaired.

2008 Assessments
During December 2008, due to the significant operating losses experienced during 2008, combined with our forecasts that indicated potential future losses for our Mechanical Products and Electrical Products segments, we assessed the long-lived assets allocated to these segments for impairment. Our assessment indicated that the finite-lived intangible assets and certain property and equipment that are allocated to these segments were impaired. The impaired assets which were allocated to our Electrical Products segment included property and equipment. The impaired assets which were allocated to our Mechanical Products segment included the intangible asset which consisted of the patent applications held by our Intestlogic subsidiary, two intangible assets consisting of a customer list and a non-compete agreement which resulted from our acquisition of Diamond in July 2008, as discussed further in Note 3, and certain property and equipment held by our Cherry Hill, New Jersey manufacturing facility and our Japanese sales and distribution operation. The impairment charge of $1,244 which was recorded in December 2008 included $284 related to our finite-lived intangible assets and $960 related to our property and equipment.

In addition to the impairment charge recorded in December 2008, we also recorded an impairment charge of $133 in the third quarter of 2008 related to the property and equipment of our Intestlogic subsidiary which we announced in September 2008 we were going to close. See further discussion of the closure of this operation in Note 5. This operation was closed during the fourth quarter of 2008 and was included in our Mechanical Products segment.

(5)   RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and 2009, we have taken actions to reduce our cost structure. The actions we have taken are described below. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we have taken to be temporary in nature. For instance, in future periods, we may choose to restore all or a portion of the salary and benefits we have reduced or hire additional staff as we deem necessary and appropriate. Any such restoration or increase in staffing would impact the ultimate level of savings which will result from our restructuring actions. See further information on such restorations in Note 20.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   RESTRUCTURING AND OTHER CHARGES (Continued)

2009 Restructuring Actions

Thermal Products Segment
During 2009, we approved three separate workforce reductions in our Thermal Products segment. On January 15, 2009, we approved a reduction of 5 employees, representing approximately 6% of the total employees in this segment and on February 19, 2009, we approved a reduction in workforce of 6 employees, representing approximately 8% of the total employees in this segment (collectively the "Q1 2009 TP Workforce Reduction"). We completed the communications of these actions to our employees on January 22, 2009 and February 19, 2009, respectively. We incurred $60 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. On April 8, 2009, we approved a reduction of 11 employees, representing approximately 15% of the total employees in this segment (the "Q2 2009 TP Workforce Reduction"). We completed the communication of this action to our employees on April 15, 2009. We incurred approximately $62 in total costs related to these actions for one-time termination benefits. These costs were incurred in the second quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1,256.

In September 2009, we approved the relocation of Sigma from El Cajon, California to Sharon, Massachusetts (the "Sigma Relocation") where Temptronic Corporation's manufacturing operations are located and Sigma will share a facility with Temptronic (both of these operations are part of our Thermal Products segment). On September 30, 2009, we announced this relocation to the Sigma employees. In connection with the facility closure in El Cajon, we terminated 18 Sigma employees, representing approximately 32% of the employees in this segment, and incurred approximately $115 in one-time termination benefits related to this action. We completed the facility closure in El Cajon during the fourth quarter of 2009 and completed the relocation of the product line to our facility in Sharon during the first quarter of 2010. Through December 31, 2010, we incurred approximately $195 of facility closure costs related to this action. These costs included lease termination fees of approximately $62 and other costs associated with this consolidation of facilities, including the cost to relocate inventory, equipment and personnel, of approximately $133. This action was taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expenses by approximately $636.

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

Also on April 8, 2009, we approved the closure of our Japanese operation, which is part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. The two remaining employees were terminated during the fourth quarter of 2009. No one-time termination benefits were paid to these employees when they were terminated. During the third quarter of 2009, we recorded facility closure costs of $27 for our Japanese operation. We vacated our Japanese facility at the end of the third quarter of 2009. We completed the closure of this operation during the fourth quarter of 2009.

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

All of the actions discussed above (collectively, the "Q2 2009 MP Plan") were taken to reduce the operating expenses of this segment in response to current business conditions. We expect that the completed actions in this segment will reduce our annual operating expense structure by approximately $1,538.

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

Our restructuring costs for year ended December 31, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Sub-Total 2008 Plans
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$141
Accruals for (reversals of) one-time termination benefits	10	(4)	(3)	(5)	(2)
Severance and other cash payments related to one-time termination benefits	(82)	(24)	-	(33)	(139)
Balance - December 31, 2009	$ -	$ -	$ -	$ -	$ -
	Q1 2009 TP Workforce Reduction	Q2 2009 TP Workforce Reduction	Q2 2009 MP Plan	Q2 2009 EP Workforce Reduction	Q2 2009 Corporate Workforce Reduction	Sigma Relocation	Sub-Total 2009 Plans	Total All Plans
Balance - January 1, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ 141
Accruals for one-time termination benefits	60	62	122	77	6	115	442	440
Accruals for facility closure costs	-	-	27	-	-	195	222	222
Severance and other cash payments related to one-time termination benefits and facility closure costs	(60)	(62)	(149)	(77)	(6)	(180)	(534)	(673)
Balance - December 31, 2009	$ -	$ -	$ -	$ -	$ -	$130	$ 130	$ 130

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

(6)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 14% and 16% of our consolidated net revenues in 2009 and 2008, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products segment. During the years ended December 31, 2009 and 2008, no other customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2009	2008
Raw materials	$2,176	$3,145
Work in process	285	298
Inventory consigned to others	72	165
Finished goods	531	585
	$3,064	$4,193

(8)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued rent	$147	$184
Accrued repairs	153	153
Accrued customer obligations	92	92
Other	63	124
	$455	$553

(9)   DEBT

Notes Payable to Stockholder

As a result of our acquisition of Sigma as more fully discussed in Note 3, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding at December 31, 2009 and 2008. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments of $381 beginning on October 6, 2010.

Line of Credit

As of December 31, 2009, we have a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility had been secured by all assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their liens against the assets of our operations in exchange for pledged certificates of deposit totaling $250. These certificates of deposit are included in Other Assets on our balance sheet. The loan agreement for this facility contained certain negative covenants regarding, among other things, acquisitions and additional debt. In 2009, we had notified the lender that our 2008 acquisitions may have violated these covenants and the lender has provided waivers of those covenant violations as well as eliminated those covenants going forward. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2010.

Letters of Credit

At each of December 31, 2009 and 2008, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expires January 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   DEBT (Continued)

At each of December 31, 2009 and 2008, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2010, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

(10)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2009 and 2008 was $118 and $118, respectively.

(11)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2009 and 2008 was $1,664 and $1,674, respectively.

In December 2009, we requested and received a two month extension to the existing lease on our Cherry Hill, New Jersey facility. This lease extension was granted in connection with our planned relocation from our Cherry Hill, New Jersey facility to a smaller facility located in Mount Laurel, New Jersey. We expect to sign the lease for the Mount Laurel, New Jersey facility early in the second quarter of 2010. This lease will expire 123 months after we take occupancy, which is expected to occur in late October 2010. The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2009 as well as the operating lease for the Mount Laurel, New Jersey facility which we expect to sign early in the second quarter of 2010 are as follows:
2010	$1,590
2011	$ 746
2012	$ 486
2013	$ 389
2014	$ 385
Thereafter	$2,784
$6,380

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)   GUARANTEES

Product Warranties

Warranty expense for the years ended December 31, 2009 and 2008 was $63 and $55, respectively. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2009 and 2008:
	2009	2008
Balance - Beginning of period	$ 281	$ 387
Payments made under warranty	(116)	(161)
Accruals for product warranty	63	55
Balance - End of period	$ 228	$ 281

U.K. Lease Guarantee

In connection with the closure of our U.K manufacturing operation in 2005, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of December 31, 2009, there was approximately $89 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of December 31, 2009 we have not recorded any amounts in our financial statements related to this guarantee.

(13)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of certain of our foreign subsidiaries which we consider to be permanently reinvested and, as a result, for which U.S. income taxes have not been provided was $1,373 at December 31, 2009. At December 31, 2008 there was an accumulated deficit of $(2,460).

Earnings (loss) before income taxes was as follows:
	Years Ended December 31,
	2009	2008
Domestic	$(3,820)	$(6,915)
Foreign	(1,075)	(2,165)
	$(4,895)	$(9,080)

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2009	2008
Current
Domestic -- Federal	$ -	$ -
Domestic -- state	(20)	(54)
Foreign	(32)	107
	(52)	53
Deferred	-	-
Income tax expense (benefit)	$ (52)	$ 53

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  INCOME TAXES (Continued)

During 2009 and 2008, we repatriated $21 and $1,200, respectively, in foreign earnings for which no U.S. income taxes had previously been provided as we had considered these amounts to be permanently reinvested. There was no tax effect of this distribution as it was offset by our net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008:
	December 31,
	2009	2008
Deferred tax assets:
Net operating loss (Federal, state and foreign)	$6,565	$5,267
Depreciation of property and equipment	1,131	1,251
Foreign tax credit carryforward	836	833
Inventories	320	444
Accrued vacation pay	74	149
Accrued warranty	64	52
Allowance for doubtful accounts	58	41
Accrued bonuses	5	6
Other	62	59
	9,115	8,102
Valuation allowance	(8,599)	(7,159)
Deferred tax assets	516	943
Deferred tax liabilities:
Net intangible assets	(460)	(511)
Unremitted earnings of foreign subsidiaries	(56)	(429)
Accrued royalty income	-	(3)
Deferred tax liabilities	(516)	(943)

Net deferred tax asset	$ -	$ -

The valuation allowance for deferred tax assets as of the beginning of 2009 and 2008 was $7,159 and $5,112, respectively. The net change in the valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $1,440 and $2,047, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2029. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  INCOME TAXES (Continued)

An analysis of the effective tax rate for the years ended December 31, 2009 and 2008 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2009	2008
Expected income tax (benefit) provision at U.S. statutory rate	$(1,664)	$(3,087)
Increase (decrease) in tax from:
Effects of NOL and tax credit carryforwards and changes in valuation allowance	1,345	2,616
Repatriation of international earnings	225	408
Nondeductible expenses	98	162
Foreign income tax rate differences	(50)	(11)
State tax expense (credit)	(13)	(35)
Tax impact of liquidation of foreign subsidiary	7	-
Income tax expense (benefit)	$ (52)	$ 53

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2009 and 2008, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2006 and thereafter are subject to examination by the relevant taxing authorities.

(14)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(15)  RELATED PARTY TRANSACTIONS

On June 30, 2005, in connection with the closing of our U.K. manufacturing operation, we sold certain assets of this operation, including the machine shop assets, to the then managing director of our U.K. manufacturing operation for $132. In connection with this transaction, we took back a $132 note receivable with a five-year term with interest payable quarterly at the rate of 4.5%. At December 31, 2009 and 2008, the balance outstanding under this note receivable was $19 and $23, respectively, and is included in Other Assets on our balance sheet.

As of December 31, 2009 and 2008, we have notes payable in the aggregate amount of $1,525 to one of our stockholders, Sandy Hoover. This note payable is a result of our acquisition of Sigma which is more fully discussed in Note 3. The terms of the note are discussed in Note 9.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2009 and 2008, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock may be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2009, 440,000 shares remain available to grant under the 2007 Stock Plan.

We have not granted any stock options during 2009 or 2008. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2009, total compensation expense to be recognized in future periods was $177. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 1.4 years.

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2009:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008 (466,500 exercisable)	466,500	$3.52
Granted	-	-
Exercised	-	-
Canceled	(46,500)	4.19
Options outstanding, December 31, 2008 (420,000 exercisable)	420,000	3.44
Granted	-	-
Exercised	-	-
Canceled	(12,000)	3.29
Options outstanding, December 31, 2009 (408,000 exercisable)	408,000	3.45

The following table summarizes information about stock options outstanding at December 31, 2009:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2009	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	332,000	2.93 years	$3.10	$ -
$3.61 - $4.00	41,000	2.53 years	$3.78	-
$5.66 - $6.75	35,000	2.39 years	$6.35	-
	408,000		$3.45	$ -

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $1.73 at December 31, 2009, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  STOCK-BASED COMPENSATION PLAN (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2009 and 2008, respectively, related to nonvested shares:
	Years Ended December 31,
	2009	2008
Cost of revenues	$ 5	$ 22
Selling expense	11	28
Engineering and product development expense	24	48
General and administrative expense	93	320
	$133	$418

There was no compensation expense capitalized in 2009 or 2008. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2009:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2008	225,750	$4.29
Granted	-	-
Vested	(99,250)	4.48
Forfeited	(7,500)	4.24
Nonvested shares outstanding, December 31, 2008	119,000	4.14
Granted	-	-
Vested	(36,750)	4.12
Forfeited	(15,750)	4.09
Nonvested shares outstanding, December 31, 2009	66,500	4.14

The total fair value of the shares which vested during the years ended December 31, 2009 and 2008 was $6 and $95, respectively.

(17)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). Sigma, which we acquired in October 2008 as discussed more fully in Note 3, also had a defined contribution 401(k) plan for its employees. Effective February 1, 2009, we merged the defined contribution 401(k) plan of Sigma into the inTEST 401(k) Plan. All permanent employees of inTEST Corporation, inTEST Silicon Valley Corp and Sigma who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest over four years. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. Effective January 1, 2009, we have suspended matching contributions for the domestic operations within our Mechanical and Electrical Products segments. Sigma, which is included in our Thermal Products segment, continued to match employee contributions throughout 2009. For the years ended December 31, 2009 and 2008, we contributed $17 and $266 to the plan, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  EMPLOYEE BENEFIT PLANS (Continued)

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation, inTEST Silicon Valley Corporation and Sigma employees. Effective April 1, 2009, we have suspended matching contributions. For the years ended December 31, 2009 and 2008, Temptronic contributed $18 and $71 to the plan, respectively.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Accruals for profit sharing contributions totaling $0 and $300 were made during 2009 and 2008, respectively. Through December 31, 2009, we had made a total of $1,328 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

(18)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products.

The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility as well as the operations of three of our foreign subsidiaries: Intestlogic GmbH (Germany), inTEST KK (Japan) and inTEST Pte, Limited (Singapore). Diamond, which we acquired in July 2008, as more fully discussed in Note 3, is included in the operations of our Cherry Hill, New Jersey manufacturing facility. As discussed more fully in Note 5, we closed Intestlogic GmbH during the fourth quarter of 2008 and we closed inTEST KK during the fourth quarter of 2009. In addition, we reduced our workforce significantly at inTEST Pte and have centralized the manufacturing of all Mechanical Products in our Cherry Hill, New Jersey manufacturing facility. As a result of this workforce reduction and centralization of manufacturing operations, the remaining operations at inTEST Pte will be primarily the sale and servicing of Thermal Products. As a result, effective January 1, 2010, this operation will be included in our Thermal Products segment for reporting. Sales of our Mechanical Products segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market. In addition, this segment provides post warranty service and support for various ATE equipment.

The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008, as more fully discussed in Note 3. As noted above, effective January 1, 2010, this segment will also include the operations of inTEST Pte, Limited. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2009	2008
Net revenues from unaffiliated customers:
Mechanical Products	$ 9,961	$15,001
Thermal Products	11,952	18,753
Electrical Products	2,760	6,759
Intersegment sales	(1,174)	(1,723)
	$23,499	$38,790
Intersegment sales:
Mechanical Products	$ 11	$ 27
Thermal Products	818	1,237
Electrical Products	345	459
	$1,174	$1,723
Depreciation/amortization:
Mechanical Products	$ 40	$ 317
Thermal Products	458	382
Electrical Products	3	374
	$501	$1,073
Operating income (loss):
Mechanical Products	$(2,378)	$(8,363)
Thermal Products	(1,818)	485
Electrical Products	(886)	(1,572)
Corporate	36	10
	$(5,046)	$(9,440)
Earnings (loss) before income taxes:
Mechanical Products	$(2,253)	$(8,002)
Thermal Products	(1,767)	484
Electrical Products	(911)	(1,572)
Corporate	36	10
	$(4,895)	$(9,080)
Income tax expense (benefit):
Mechanical Products	$(49)	$ 46
Thermal Products	(3)	7
Electrical Products	-	-
Corporate	-	-
	$(52)	$ 53
Net earnings (loss):
Mechanical Products	$(2,204)	$(8,048)
Thermal Products	(1,764)	477
Electrical Products	(911)	(1,572)
Corporate	36	10
	$(4,843)	$(9,133)
Capital expenditures:
Mechanical Products	$ 2	$ 97
Thermal Products	65	208
Electrical Products	19	95
	$86	$400

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  SEGMENT INFORMATION (Continued)
	December 31,
Identifiable assets:	2009	2008
Mechanical Products	$ 5,525	$ 7,128
Thermal Products	8,433	12,018
Electrical Products	1,186	1,346
	$15,144	$20,492

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2009	2008
U.S.	$20,210	$29,225
Europe	1,490	3,888
Asia-Pacific	1,799	5,677
	$23,499	$38,790
	December 31,
Long-lived assets:	2009	2008
U.S.	$200	$474
Europe	91	125
Asia-Pacific	6	18
	$297	$617

(19)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2009. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/09(1)	6/30/09(2)	9/30/09(3)	12/31/09(4)	Total
Net revenues	$ 4,395	$ 4,672	$ 6,009	$ 8,423	$23,499
Gross margin	803	1,416	2,432	3,162	7,813
Earnings (loss) before income tax expense (benefit)	(2,754)	(1,960)	(277)	96	(4,895)
Income tax expense (benefit)	1	(8)	1	(46)	(52)
Net earnings (loss)	(2,755)	(1,952)	(278)	142	(4,843)

Net earnings (loss) per common share - basic	$(0.28)	$(0.20)	$(0.03)	$0.01	$(0.49)
Weighted average common shares outstanding - basic	9,956,989	9,973,225	9,982,972	9,987,456	9,975,266
Net earnings (loss) per common share - diluted	$(0.28)	$(0.20)	$(0.03)	$0.01	$(0.49)
Weighted average common shares outstanding - diluted	9,956,989	9,973,225	9,982,972	9,987,456	9,975,266

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(19)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/08	6/30/08(5)	9/30/08(6)	12/31/08(7)	Total
Net revenues	$11,304	$11,497	$ 9,159	$ 6,830	$38,790
Gross margin	4,453	4,523	2,962	1,847	13,785
Loss before income tax expense (benefit)	(1,264)	(1,310)	(1,995)	(4,511)	(9,080)
Income tax expense (benefit)	62	47	37	(93)	53
Net loss	(1,326)	(1,357)	(2,032)	(4,418)	(9,133)

Net loss per common share - basic	$(0.14)	$(0.15)	$(0.22)	$(0.45)	$(0.97)
Weighted average common shares outstanding - basic	9,307,670	9,323,975	9,337,092	9,888,043	9,465,006
Net loss per common share - diluted	$(0.14)	$(0.15)	$(0.22)	$(0.45)	$(0.97)
Weighted average common shares outstanding - diluted	9,307,670	9,323,975	9,337,092	9,888,043	9,465,006

(1)	The quarter ended March 31, 2009 included $60 of restructuring charges.
(2)	The quarter ended June 30, 2009 included $269 of restructuring charges.
(3)	The quarter ended September 30, 2009 included $27 of restructuring charges.
(4)	The quarter ended December 31, 2009 included $307 of restructuring charges.
(5)	The quarter ended June 30, 2008 included $200 of restructuring charges.
(6)	The quarter ended September 30, 2008 included a $133 charge for impairment of long-lived assets and $61 of restructuring charges.
(7)	The quarter ended December 31, 2008 included a $130 charge for impairment of goodwill, a $1,244 charge for impairment of long-lived assets and $456 of restructuring charges.

(20)  SUBSEQUENT EVENTS

Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. We currently plan to restore the 401(k) Plan discretionary matching contribution for all domestic employees on April 1, 2010. This discretionary matching contribution was suspended for most of these employees at the beginning of 2009.

In addition, on March 11, 2010, we issued 250,000 shares of restricted stock to various employees and directors. Based on a grant date fair value of $1.42 per share, we will record total compensation expense of $355 related to these shares. This expense will be recorded on a straight-line basis over the four year vesting period.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2008
Allowance for doubtful accounts	109	61	(22)	148
Warranty reserve	387	55	(161)	281

Year Ended December 31, 2009
Allowance for doubtful accounts	148	45	(39)	154
Warranty reserve	281	63	(116)	228