Form 10-Q
period 2010-03-31
INTEST CORP
filed 2010-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2010:

10,301,456

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	2
	Unaudited Consolidated Statements of Comprehensive Earnings (Loss) for the three months ended March 31, 2010 and 2009	3
	Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements	6 - 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T.	Controls and Procedures	24 - 25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26
Index to Exhibits		27

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2010       2009
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 2,873    $ 2,647
  Trade accounts receivable, net of allowance for doubtful
    accounts of $91 and $154, respectively                             6,539      5,413
  Inventories                                                          3,617      3,064
  Prepaid expenses and other current assets                              396        377
     Total current assets                                             13,425     11,501
Property and equipment:
  Machinery and equipment                                              3,359      3,377
  Leasehold improvements                                                 578        533
                                                                       3,937      3,910
  Less: accumulated depreciation                                      (3,653)    (3,613)
     Net property and equipment                                          284        297

Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,178      1,212
Restricted certificates of deposit                                       500        250
Other assets                                                             221        228
     Total assets                                                    $17,264    $15,144
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 3,055    $ 2,576
  Accrued wages and benefits                                           1,066        653
  Accrued professional fees                                              379        375
  Accrued warranty                                                       211        228
  Accrued sales commissions                                              404        315
  Accrued restructuring and other charges                                 34        130
  Other accrued expenses                                                 632        455
  Domestic and foreign income taxes payable                               20         18
  Notes payable to stockholder                                           381        381
  Deferred rent                                                          118        118
     Total current liabilities                                         6,300      5,249
Notes payable to stockholder, net of current portion                   1,144      1,144
Deferred rent, net of current portion                                    128        157
     Total liabilities                                                 7,572      6,550
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,440,755 and 10,193,255 shares issued, respectively               104        102
  Additional paid-in capital                                          25,836     25,798
  Accumulated deficit                                                (16,689)   (17,801)
  Accumulated other comprehensive earnings                             1,302      1,356
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                        9,692      8,594
     Total liabilities and stockholders' equity                      $17,264    $15,144
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2010      2009
                                                                    --------  --------

Net revenues                                                         $ 9,529   $ 4,395
Cost of revenues                                                       4,992     3,592
                                                                     -------   -------
Gross margin                                                           4,537       803
                                                                     -------   -------

Operating expenses:
  Selling expense                                                      1,229     1,137
  Engineering and product development expense                            701       757
  General and administrative expense                                   1,481     1,684
  Restructuring and other charges                                          -        60
                                                                     -------   -------
Total operating expenses                                               3,411     3,638
                                                                     -------   -------
Operating income (loss)                                                1,126    (2,835)
                                                                     -------   -------
Other income (expense):
Interest income                                                            3        17
Interest expense                                                         (18)      (17)
Other                                                                      4        81
                                                                     -------   -------
Total other income (expense)                                             (11)       81
                                                                     -------   -------
Earnings (loss) before income tax expense                              1,115    (2,754)
Income tax expense                                                         3         1
                                                                     -------   -------

Net earnings (loss)                                                  $ 1,112   $(2,755)
                                                                     =======   =======

Net earnings (loss) per common share - basic                           $0.11    $(0.28)

Weighted average common shares outstanding - basic                 9,993,089 9,956,989

Net earnings (loss) per common share - diluted                         $0.11    $(0.28)

Weighted average common shares and common share
 equivalents outstanding - diluted                                 9,998,892 9,956,989

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2010       2009
                                                                --------   -------
Net earnings (loss)                                              $1,112    $(2,755)

Foreign currency translation adjustments                            (54)      (303)
                                                                 ------    -------

Comprehensive earnings (loss)                                    $1,058    $(3,058)
                                                                 ======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                          Accumulated           Total
                                  Common Stock   Additional                 Other               Stock-
                                ----------------   Paid-In   Accumulated Comprehensive Treasury holders'
                                 Shares   Amount   Capital     Deficit      Income      Stock   Equity
                               ---------- ------ ----------  ----------- ------------- -------- -------

Balance, January 1, 2010       10,193,255  $ 102   $25,798    $(17,801)     $1,356      $(861)  $ 8,594

Net earnings                            -      -         -       1,112           -          -     1,112

Other comprehensive loss                -      -         -           -         (54)         -       (54)

Amortization of deferred
compensation related
to restricted stock                     -      -        40           -           -          -        40

Issuance of non-vested
shares of restricted stock        250,000      2        (2)          -           -          -         -

Forfeiture of non-vested
shares of restricted stock         (2,500)     -         -           -           -          -         -
                               ----------  -----   -------    --------      ------      -----   -------

Balance, March 31, 2010        10,440,755  $ 104   $25,836    $(16,689)     $1,302      $(861)  $ 9,692
                               ==========  =====   =======    ========      ======      =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                         2010       2009
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                    $ 1,112    $(2,755)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
  Depreciation and amortization                                             95        129
  Foreign exchange (gain) loss                                               5        (46)
  Amortization of deferred compensation related to restricted stock         40         44
  Changes in assets and liabilities:
    Trade accounts receivable                                           (1,153)       887
    Inventories                                                           (563)       633
    Prepaid expenses and other current assets                              (20)       185
    Restricted certificates of deposit                                    (250)         -
    Other assets                                                             1         23
    Accounts payable                                                       479       (503)
    Accrued wages and benefits                                             422         10
    Accrued professional fees                                                5        (63)
    Accrued warranty                                                       (17)       (17)
    Accrued sales commissions                                               90        (43)
    Accrued restructuring and other charges                                (97)      (116)
    Other accrued expenses                                                 177         16
    Domestic and foreign income taxes payable                                2        (49)
    Deferred rent                                                          (29)       (29)
                                                                       -------    -------
Net cash provided by (used in) operating activities                        299     (1,694)
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (54)       (33)
                                                                       -------    -------
Net cash used in investing activities                                      (54)       (33)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations                                      -         (3)
                                                                       -------    -------
Net cash used in financing activities                                        -         (3)
                                                                       -------    -------
Effects of exchange rates on cash                                          (19)      (171)
                                                                       -------    -------
Net cash provided by (used in) all activities                              226     (1,901)
Cash and cash equivalents at beginning of period                         2,647      7,137
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 2,873    $ 5,236
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING  ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $   355     $    -
Forfeiture of non-vested shares of restricted stock                    $   (11)    $    -
Cash payments for:
  Domestic and foreign income taxes                                    $     1     $   51
  Interest                                                             $     -     $    -

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

On April 14, 2009, we approved reductions in workforce in our Singaporean operation. In connection with this action, we centralized manufacturing of mechanical products in our Cherry Hill, New Jersey operation. During the fourth quarter of 2009, we closed our Japanese operation. Sales of our mechanical products that had been handled through this operation are now handled through our operation in Cherry Hill, New Jersey. Both of these operations were included in our Mechanical Products segment. In addition, during the third quarter of 2009, we approved the relocation of Sigma Systems Corporation ("Sigma") to Sharon, Massachusetts. Sigma now shares a facility with Temptronic Corporation. These two companies, along with an operation in Germany and the remaining sales and support operations of our subsidiary in Singapore, comprise our Thermal Products segment. The relocation of Sigma commenced in mid-December and was completed during the first quarter of 2010. All of these actions, including the costs associated with them, are discussed further in Note 4.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 (the "2009 Form 10-K").

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $142 and $350 for the three months ended March 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification ("ASC") Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 10.

Subsequent Events

We have made an assessment of our operations and determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended March 31, 2010.

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

For the quarters ended March 31, 2010 and 2009, we recorded income tax expense of $3 and $1, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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
	Three Months Ended March 31,
	2010	2009
Weighted average common shares outstanding -- basic	9,993,089	9,956,989
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	5,803	-
Weighted average common shares and common share equivalents outstanding -- diluted	9,998,892	9,956,989

Average number of potentially dilutive securities excluded from calculation	452,562	530,939
Weighted average exercise price of excluded securities	$3.62	$3.59

New Accounting Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for reporting as of March 31, 2010 did not have any impact on our consolidated financial statements.

(3)  GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2010 and December 31, 2009, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K.

As of March 31, 2010 and December 31, 2009, we had finite-lived intangible assets which totaled $668 and $701, net of accumulated amortization of $202 and $169, respectively. At March 31, 2010 and December 31, 2009, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2009 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of March 31, 2010, these assets had remaining estimated useful lives of 54 months, 102 months, and 42 months, respectively. These intangible assets are allocated to our Thermal Products segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2010:
Balance - January 1, 2010	$701
Amortization	(33)
Balance - March 31, 2010	$668

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2010	$135
2011	$135
2012	$135
2013
$123
2014
$ 73

(4)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and 2009, we took actions to reduce our cost structure. The actions taken in 2009 are discussed below. Actions taken in 2008 are discussed in Note 5 to the consolidated financial statements in our 2009 Form 10-K. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we take these temporary actions, it is generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improve sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

2009 Restructuring Actions

Thermal Products Segment
During 2009, we approved three separate workforce reductions in our Thermal Products segment. On January 15, 2009, we approved a reduction of five employees, representing approximately 6% of the total employees in this segment and on February 19, 2009, we approved a reduction in workforce of six employees, representing approximately 8% of the total employees in this segment (collectively the "Q1 2009 TP Workforce Reduction"). We completed the communications of these actions to our employees on January 22, 2009 and February 19, 2009, respectively. We incurred $60 in total costs related to these actions for one-time termination benefits. These costs were incurred in the first quarter of 2009. On April 8, 2009, we approved a reduction of 11 employees, representing approximately 15% of the total employees in this segment (the "Q2 2009 TP Workforce Reduction"). We completed the communication of this action to our employees on April 15, 2009. We incurred approximately $62 in total costs related to these actions for one-time termination benefits. These costs were incurred in the second quarter of 2009. These actions were taken to reduce the operating expenses of this segment in response to current business conditions.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

In September 2009, we approved the relocation of Sigma from El Cajon, California to Sharon, Massachusetts (the "Sigma Relocation") where Temptronic Corporation's manufacturing operations are located. Sigma will share a facility with Temptronic (both of these operations are part of our Thermal Products segment). On September 30, 2009, we announced this relocation to the Sigma employees. In connection with the facility closure in El Cajon, we terminated 18 Sigma employees, representing approximately 32% of the employees in this segment, and incurred approximately $115 in one-time termination benefits related to this action during the fourth quarter of 2009. We completed the facility closure in El Cajon during the fourth quarter of 2009 and completed the relocation of the product line to our facility in Sharon during the first quarter of 2010. During the fourth quarter of 2009, we incurred approximately $195 of facility closure costs related to this action. These costs included lease termination fees of approximately $62 and other costs associated with this consolidation of facilities, including the cost to relocate inventory, equipment and personnel, of approximately $133. This action was taken to reduce the operating expenses of this segment in response to current business conditions.

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

Also on April 8, 2009, we approved the closure of our Japanese operation, which was part of our Mechanical Products segment. The four full-time and one part-time employees were notified of this planned closure on April 24, 2009. Three full-time employees were terminated on May 31, 2009. The two remaining employees were terminated during the fourth quarter of 2009. No one-time termination benefits were paid to these employees when they were terminated. During the third quarter of 2009, we recorded facility closure costs of $27 for our Japanese operation. We vacated our Japanese facility at the end of the third quarter of 2009. We completed the closure of this operation during the fourth quarter of 2009.

On April 14, 2009, we approved reductions in workforce in our Singaporean operation, which was also part of our Mechanical Products segment at that time, of eight employees and notified these employees of their planned termination on April 20, 2009. We terminated four employees on May 15, 2009, one employee on May 31, 2009, and three employees on June 30, 2009. We incurred approximately $51 in total costs related to this action for one-time termination benefits. We incurred these costs during the second quarter of 2009. In connection with this action, we centralized manufacturing of all mechanical products in our Cherry Hill, New Jersey operation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

Our restructuring costs for the three months ended March 31, 2010 and 2009, respectively, are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Accruals for one-time termination benefits and facility closure costs	-
Severance and other cash payments related to one-time termination benefits and facility closure costs	(96)
Balance - March 31, 2010	$ 34

	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Q1 2009 TP Workforce Reduction	Total
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$ -	$ 141
Accruals for one-time termination benefits	-	-	-	-	60	60
Severance and other cash payments related to one-time termination benefits and facility closure costs	(65)	(23)	-	(33)	(60)	(181)
Balance - March 31, 2009	$ 7	$ 5	$ 3	$ 5	$ -	$ 20

(5)  MAJOR CUSTOMERS

Teradyne, Inc. accounted for 19% of our consolidated net revenues for the three months ended March 31, 2010. These revenues were generated by both our Mechanical and Electrical Products segments. Texas Instruments Incorporated accounted for 18% of our consolidated net revenues for the three months ended March 31, 2010. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. During the three months ended March 31, 2010, no other customer accounted for 10% or more of our consolidated net revenues. During the three months ended March 31, 2009, no customer accounted for 10% or more of our consolidated net revenues.

(6)  INVENTORIES

Inventories held at March 31, 2010 and December 31, 2009 were comprised of the following:
	Mar. 31, 2010	Dec. 31, 2009
Raw materials	$2,486	$2,176
Work in process	795	285
Inventory consigned to others	103	72
Finished goods	233	531
	$3,617	$3,064

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT

Notes Payable to Stockholder

As a result of our acquisition of Sigma as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding at March 31, 2010 and December 31, 2009. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments of $381 beginning on October 6, 2010.

Line of Credit

At each of March 31, 2010 and December 31, 2009, we have a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility had been secured by all assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their liens against the assets of our operations in exchange for pledged certificates of deposit in amounts equal to the face amount of the letters of credit issued under this facility. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2010.

Letters of Credit

At each of March 31, 2010 and December 31, 2009, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expires January 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

At each of March 31, 2010 and December 31, 2009, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2010, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

On April 1, 2010, an additional letter of credit in the amount of $250 was issued. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $250. This letter of credit was issued as a security deposit under a lease that we have entered into for a facility in Mount Laurel, New Jersey. Our Mechanical Products operation which is currently located in Cherry Hill, New Jersey will be relocating to this smaller facility in Mount Laurel, New Jersey during the fourth quarter of 2010. This letter of credit expires April 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends 123 months after we take occupancy of the facility.

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the three months ended March 31, 2010 and 2009 was $29 and $29, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  GUARANTEES

Product Warranties

Warranty expense for the three months ended March 31, 2010 and 2009 was $14 and $18, respectively. The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2010:
Balance - January 1, 2010	$228
Payments made under product warranty	(31)
Accruals for product warranty	14
Balance - March 31, 2010	$211

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of March 31, 2010, there was approximately $63 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of March 31, 2010 we have not recorded any amounts in our financial statements related to this guarantee.

(10)  STOCK-BASED COMPENSATION

As of March 31, 2010, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 16 to the consolidated financial statements in our 2009 Form 10-K.

As of March 31, 2010, total compensation expense to be recognized in future periods was $492. The weighted average period over which this expense is expected to be recognized is 3.5 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2010 and 2009, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2010	2009
Cost of revenues	$ 2	$ 1
Selling expense	3	3
Engineering and product development expense	7	8
General and administrative expense	28	32
	$ 40	$ 44

There was no compensation expense capitalized in the three months ended March 31, 2010 or 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)  STOCK-BASED COMPENSATION (Continued)

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2010:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2010	66,500	$4.14
Granted	250,000	1.42
Vested	(19,500)	4.10
Forfeited	(2,500)	4.24
Nonvested shares outstanding, March 31, 2010	294,500	1.84

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2010:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 (408,000 exercisable)	408,000	$ 3.45
Granted	-	-
Exercised	-	-
Forfeited/Expired	(5,000)	3.35
Options outstanding, March 31, 2010 (403,000 exercisable)	403,000	3.45

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we may match a portion of employee contributions. This plan, including our discretionary employer matching contributions, is more fully discussed in Note 17 to the consolidated financial statements in our 2009 Form 10-K. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Through December 31, 2008, we had made a total of $1,328 in profit sharing contributions. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Accordingly, no accruals for profit sharing contributions were made during the three month periods ended March 31, 2010 or 2009. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(12)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  SEGMENT INFORMATION (Continued)

The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility and the operations of Diamond, which we acquired in July 2008, as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K. In addition, in 2009, our Mechanical Products segment included the operations of two of our foreign subsidiaries: inTEST KK (Japan) and inTEST Pte, Limited (Singapore). As discussed more fully in Note 4, we closed inTEST KK during the fourth quarter of 2009. In addition, we reduced our workforce significantly at inTEST Pte and have centralized the manufacturing of all Mechanical Products in our Cherry Hill, New Jersey manufacturing facility. As a result of this workforce reduction and centralization of manufacturing operations, the remaining operations at inTEST Pte are primarily the sale and servicing of Thermal Products. Accordingly, effective January 1, 2010, this operation is included in our Thermal Products segment for reporting and we have reclassified the 2009 segment disclosures to reflect this change. Sales of our Mechanical Products segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market. In addition, this segment provides post warranty service and support for various ATE equipment.

The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008, as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K. As noted above, effective January 1, 2010, this segment also includes the operations of inTEST Pte, Limited. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2010	2009
Mechanical Products	$4,756	$ 553
Thermal Products	3,512	3,711
Electrical Products	1,262	501
Intersegment sales	(1)	(370)
	$9,529	$4,395
Intersegment sales:
Mechanical Products	$ -	$ -
Thermal Products	-	268
Electrical Products	1	102
	$ 1	$370
Earnings (loss) before income taxes:
Mechanical Products	$1,050	$(1,494)
Thermal Products	24	(728)
Electrical Products	165	(455)
Corporate	(124)	(77)
	$1,115	$(2,754)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  SEGMENT INFORMATION (Continued)
	Three Months Ended March 31,
	2010	2009
Net earnings (loss):
Mechanical Products	$1,047	$(1,495)
Thermal Products	24	(728)
Electrical Products	165	(455)
Corporate	(124)	(77)
	$1,112	$(2,755)

	Mar. 31, 2010	Dec. 31, 2009
Identifiable assets:
Mechanical Products	$ 6,579	$ 5,004
Thermal Products	8,833	8,954
Electrical Products	1,852	1,186
	$17,264	$15,144

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended March 31,
	2010	2009
Net revenues from unaffiliated customers:
U.S.	$8,820	$3,371
Europe	317	428
Asia-Pacific	392	596
	$9,529	$4,395

	Mar. 31, 2010	Dec. 31, 2009
Long-lived assets:
U.S.	$171	$200
Europe	74	91
Asia-Pacific	39	6
	$284	$297

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" of our 2009 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2009 Form 10-K.

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. See, also, Part I, Item 1A - "Risk Factors" of our 2009 Form 10-K.

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, we market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, aerospace, medical and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

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
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2010	2009	2009
Mechanical Products	$4,756	$ 553	$4,257
Thermal Products	3,512	3,711	3,549
Electrical Products	1,262	501	836
Intersegment sales	(1)	(370)	(219)
	$9,529	$4,395	$8,423
Intersegment sales
Mechanical Products	$ -	$ -	$ -
Thermal Products	-	268	219
Electrical Products	1	102	-
	$ 1	$370	$219
Net revenues from unaffiliated customers (net of intersegment sales)
Mechanical Products	$4,756	$ 553	$4,257
Thermal Products	3,512	3,443	3,330
Electrical Products	1,261	399	836
	$9,529	$4,395	$8,423
Net revenues from unaffiliated customers
U.S.	$8,820	$3,371	$7,752
Europe	317	428	442
Asia-Pacific	392	596	229
	$9,529	$4,395	$8,423

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our consolidated net revenues for the quarter ended March 31, 2010 increased $5.1 million or 117% as compared to the same period in 2009. During 2009, we continued to experience a significant decline in demand in all of our product segments. This decline in demand began in the second half of 2008 and worsened significantly as the global economic recession that began in late 2008 continued in 2009. The most significant declines we experienced in our consolidated net revenues occurred in the first half of 2009. For the first and second quarters of 2009, our quarterly consolidated net revenues totaled $4.4 million and $4.7 million, respectively. However, as 2009 progressed, the semiconductor industry began to experience increased levels of demand which resulted in increased levels of orders for our products. As a result of the improvement in demand in the semiconductor industry, we experienced sequential quarterly growth in the level of both our orders and net revenues throughout 2009. This sequential quarterly growth continued in the first quarter of 2010. Our consolidated net revenues increased $1.1 million or 13% during the first quarter of 2010 as compared to the fourth quarter of 2009.

Total orders for the quarter ended March 31, 2010 were $14.0 million compared to $9.4 million for the quarter ended December 31, 2009 and $3.8 million for the quarter ended March 31, 2009. We cannot be certain what the level of our orders or net revenues will be in any future period.

Backlog

At March 31, 2010, our backlog of unfilled orders for all products was approximately $9.1 million compared with approximately $4.6 million at December 31, 2009 and $1.8 million at March 31, 2009. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2010. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and 2009, we took actions to reduce our cost structure. The actions we took are discussed in Note 4 to the accompanying consolidated financial statements and in Note 5 to the consolidated financial statements in our 2009 Form 10-K. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we take these temporary actions, it is generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improve sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2010 and 2009, our OEM sales as a percentage of net revenues were 25% and 6%, respectively.

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
	Percentage of Net Revenues Quarters Ended March 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	52.4	81.7
Gross margin	47.6	18.3
Selling expense	12.9	25.9
Engineering and product development expense	7.4	17.2
General and administrative expense	15.5	38.3
Restructuring and other charges	0.0	1.4
Operating income (loss)	11.8	(64.5)
Other income (expense)	(0.1)	1.8
Earnings (loss) before income tax expense	11.7	(62.7)
Income tax expense	0.0	0.0
Net earnings (loss)	11.7%	(62.7)%

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Net Revenues. Net revenues were $9.5 million for the quarter ended March 31, 2010 compared to $4.4 million for the same period in 2009, an increase of $5.1 million or 117%. We believe the significant increase in our net revenues during the first quarter of 2010 primarily reflects the increased level of demand in the ATE industry in the first quarter of 2010 as compared to the same period in 2009, as previously discussed in the Overview.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first quarter of 2010, our net revenues from customers in the U.S. increased 162% while our net revenues from customers in Europe and Asia decreased 26% and 34%, respectively, compared to the same period in 2009. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease in net revenues from customers in Europe and Asia would have been 30% and 34%, respectively. The decrease for our customers in Europe primarily reflects the lower levels of demand we experienced in the first quarter of 2010 compared to the comparable prior period in our European operation. We attribute this to the fact that a significant portion of this operation's revenues are from markets outside of the ATE industry, many of which are still impacted by the effects of the global economic recession. The decrease from our customers in Asia primarily reflects our decision to cease manufacturing our Mechanical Products in Singapore, which we announced during the second quarter of 2009. In addition, we announced our decision to close our operation in Japan during the second quarter of 2009. Sales of Mechanical Products that would have been made by these operations are now handled by our operation in Cherry Hill, New Jersey and are included in our net revenues from U.S. customers in 2010.

Gross Margin. Gross margin was 48% for the first quarter of 2010 compared to 18% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Our fixed operating costs represented 15% of net revenues in the first quarter of 2010 compared to 38% of net revenues in the first quarter of 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in the first quarter of 2010. To a lesser extent, there was also a decrease in our charges for obsolete and excess inventory and our direct labor costs during the first quarter of 2010 as compared to the same period in 2009. Our charges for obsolete and excess inventory decreased $208,000 in absolute dollar terms. As a percentage of net revenues, these charges declined to 2% for the first quarter of 2010 as compared to 8% for the same period in 2009. The $208,000 decrease in these charges primarily reflects that fewer items are falling into our standard objective criteria as a result of the recent increase in demand for our products. Our direct labor costs declined $39,000 in absolute dollar terms or from 6% of net revenues for the first quarter of 2009 to 3% of net revenues for the same period in 2010. The reduction in the absolute dollar value of direct labor primarily reflects reduced headcount. These decreases were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $1.2 million for the first quarter of 2010 compared to $1.1 million for the same period in 2009, an increase of $92,000 or 8%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in the first quarter of 2010 as compared to the first quarter of 2009. The increase in commissions was partially offset by a reduction in salary and benefits expense, primarily reflecting lower headcount in the first quarter of 2010 as compared to the first quarter of 2009.

Engineering and Product Development Expense. Engineering and product development expense was $701,000 for the first quarter of 2010 compared to $757,000 for the same period in 2009, a decrease of $56,000 or 7%.The decrease in engineering and product development expense primarily reflects lower salaries and benefits expense as a result of lower headcount.

General and Administrative Expense. General and administrative expense was $1.5 million for the first quarter of 2010 compared to $1.7 million for the same period in 2009, a decrease of $203,000 or 12%. This decrease was primarily a result of lower levels of salaries and benefits expense reflecting lower headcount. This decrease was partially offset by the accrual of profit-based bonuses on our results for the quarter.

Restructuring and Other Charges. There were no restructuring and other charges for the first quarter of 2010. Restructuring and other charges were $60,000 for the first quarter of 2009. The charges incurred during the first quarter of 2009 represent one-time termination benefits related to a workforce reduction in our Thermal Products segment.

Other Income (Expense). Other expense was $11,000 for the first quarter of 2010 compared to other income of $81,000 for the first quarter of 2009, a decrease in income of $92,000. The decrease primarily represents a decrease in foreign currency gains and lower levels of interest income.

Income Tax Expense. For the quarter ended March 31, 2010, we recorded income tax expense of $3,000 compared to income tax expense of $1,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2010 was $299,000 compared to net cash used in operations of $1.7 million for the same period in 2009. The shift from net cash used in operations to net cash provided by operations primarily reflects our net earnings of $1.1 million for the first quarter of 2010 as compared to our net loss of $2.8 million for the first quarter of 2009. During the first quarter of 2010, trade accounts receivable increased $1.2 million, inventories increased $563,000 and accounts payable increased $479,000, all of which reflect the significant increase in the level of business during the first quarter of 2010. Restricted certificates of deposit increased $250,000 reflecting the purchase of a certificate of deposit which is pledged to support a letter of credit that was issued effective April 1, 2010 in the face amount of $250,000. This letter of credit serves as the security deposit for a lease we have entered into for a facility in Mount Laurel, New Jersey. Our Mechanical Products segment operation and corporate headquarters which is currently located in Cherry Hill, New Jersey will relocate to this smaller facility in the fourth quarter of 2010. Accrued wages and benefits increased $422,000 primarily reflecting the restoration of certain salaries and benefits that had been reduced in 2008 and 2009 as a part of our restructuring initiatives. This restoration was effective January 1, 2010.

Purchases of property and equipment were $54,000 for the three months ended March 31, 2010. We have no significant commitments for capital expenditures for the balance of 2010, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. As previously mentioned, we will be relocating the Mechanical Product segment operations and corporate staff currently occupying our Cherry Hill, New Jersey facility into a smaller facility located in Mount Laurel, New Jersey during the fourth quarter of 2010. We are currently in the process of obtaining proposals for the various costs associated with this move and do not yet have a complete estimate of the total capital expenditures that we will incur to complete this move. The landlord for the new Mount Laurel facility will be providing the majority of the tenant improvement dollars for this facility, which we will amortize over the life of the lease as deferred rental expense.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. This facility is secured by pledged certificates of deposit totaling $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit.

As of March 31, 2010, we had cash and cash equivalents of $2.9 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which continued throughout 2009. These actions are discussed in more detail in Note 4 to the accompanying consolidated financial statements and in Note 5 to our consolidated financial statements in our 2009 Form 10-K. The goal of these actions was to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. While these strategies appear to have been effective in allowing us to reach our goals, and while we currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, in light of the increased demand for our products and the restoration of salaries and benefits for our domestic employees in early 2010, we may need additional working capital in 2010. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2010, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2009 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2010 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any,

inTEST CORPORATION

Item 4T.  CONTROLS AND PROCEDURES (Continued)

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

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
inTEST Corporation
Date:	May 14, 2010	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2010	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Treasurer and Chief Financial Officer

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

10.1* Compensatory Arrangements of Certain Officers: Previously filed as Item 5.02 of the
         Company's Current Report on Form 8-K filed on March 16, 2010 and incorporated herein by reference. (CP)

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

* Indicates document previously filed.

(CP) Indicates a management contract or compensatory plan, contract or arrangement in which directors and/or executive officers participate.