Form 10-Q
period 2010-06-30
INTEST CORP
filed 2010-08-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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
YES  X      NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ____    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                                                Accelerated filer  ___
Non-accelerated filer   ___ (Do not check if a smaller reporting company)                        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2010:

10,345,476

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2010       2009
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 3,134    $ 2,647
  Trade accounts receivable, net of allowance for
    doubtful accounts of $134 and $154, respectively                  10,704      5,413
  Inventories                                                          3,176      3,064
  Prepaid expenses and other current assets                              205        377
     Total current assets                                             17,219     11,501
Property and equipment:
  Machinery and equipment                                              3,188      3,377
  Leasehold improvements                                                 579        533
                                                                       3,767      3,910
  Less: accumulated depreciation                                      (3,532)    (3,613)
     Net property and equipment                                          235        297
Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,144      1,212
Restricted certificates of deposit                                       500        250
Other assets                                                             181        228
     Total assets                                                    $20,935    $15,144
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,899    $ 2,576
  Accrued wages and benefits                                           1,279        653
  Accrued professional fees                                              425        375
  Accrued warranty                                                       263        228
  Accrued sales commissions                                              790        315
  Accrued restructuring and other charges                                  -        130
  Other accrued expenses                                                 674        455
  Domestic and foreign income taxes payable                               14         18
  Notes payable to stockholder                                           381        381
  Deferred rent                                                          118        118
     Total current liabilities                                         6,843      5,249
Notes payable to stockholder, net of current portion                   1,144      1,144
Deferred rent, net of current portion                                     98        157
     Total liabilities                                                 8,085      6,550
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,454,505 and 10,193,255 shares issued, respectively               105        102
  Additional paid-in capital                                          25,891     25,798
  Accumulated deficit                                                (13,521)   (17,801)
  Accumulated other comprehensive earnings                             1,236      1,356
  Treasury stock, at cost; 139,299 and 139,299 shares, respectively     (861)      (861)
     Total stockholders' equity                                       12,850      8,594
     Total liabilities and stockholders' equity                      $20,935    $15,144
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2010       2009       2010       2009
                                               -------    -------    -------    -------
Net revenues                                   $15,260    $ 4,672    $24,789    $ 9,067
Cost of revenues                                 7,892      3,256     12,884      6,848
                                               -------    -------    -------    -------
      Gross margin                               7,368      1,416     11,905      2,219
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,754      1,036      2,983      2,173
   Engineering and product development
     expense                                       787        576      1,488      1,333
   General and administrative expense            1,653      1,374      3,134      3,058
   Restructuring and other charges                   -        269          -        329
                                               -------    -------    -------    -------
      Total operating expenses                   4,194      3,255      7,605      6,893
                                               -------    -------    -------    -------
Operating income (loss)                          3,174     (1,839)     4,300     (4,674)
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   1         16          4         33
   Interest expense                                (18)       (17)       (36)       (34)
   Other                                             9       (120)        13        (39)
                                               -------    -------    -------    -------
      Total other expense                           (8)      (121)       (19)       (40)
                                               -------    -------    -------    -------
Earnings (loss) before income tax
  expense (benefit)                              3,166     (1,960)     4,281     (4,714)
Income tax expense (benefit)                        (2)        (8)         1         (7)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $ 3,168    $(1,952)   $ 4,280    $(4,707)
                                               =======    =======    =======    =======

Net earnings (loss) per common share-basic       $0.32     $(0.20)     $0.43     $(0.47)

Weighted average common shares
 outstanding-basic                          10,006,956  9,973,225 10,000,061  9,965,152

Net earnings (loss) per common share-diluted     $0.31      (0.20)     $0.42     $(0.47)

Weighted average common and common
 share equivalents outstanding-diluted      10,186,364  9,973,225 10,093,146  9,965,152

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2010      2009      2010      2009
                                           -------   -------   -------   -------

Net earnings (loss)                        $ 3,168   $(1,952)  $ 4,280   $(4,707)

Foreign currency translation adjustments       (66)      235      (120)      (68)
                                           -------   -------   -------   -------

Comprehensive earnings (loss)              $ 3,102   $(1,717)  $ 4,160   $(4,775)
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                               ----------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                               ---------- ------ -------- ----------- ------------- -------- -------------

Balance, January 1, 2010       10,193,255  $ 102  $25,798   $(17,801)    $1,356      $(861)     $ 8,594

Net earnings                            -      -        -      4,280          -          -        4,280

Other comprehensive loss                -      -        -          -       (120)         -         (120)

Amortization of deferred
  compensation related to
  restricted stock                      -      -       96          -          -          -           96

Issuance of non-vested
  shares of restricted stock      263,750      3       (3)         -          -          -            -

Forfeiture of non-vested
  shares of restricted stock       (2,500)     -        -          -          -          -            -
                               ----------  -----  -------   --------     ------      -----      -------

Balance, June 30, 2010         10,454,505  $ 105  $25,891   $(13,521)    $1,236      $(861)     $12,850
                               ==========  =====  =======   ========     ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2010       2009
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 4,280    $(4,707)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          190        265
    Foreign exchange loss                                                    9        101
    Amortization of deferred compensation related to restricted stock       96         66
    (Gain) loss on disposal of property and equipment                       (5)        33
    Proceeds from sale of demonstration equipment, net of gain               8          3
    Changes in assets and liabilities:
      Trade accounts receivable                                         (5,331)       911
      Inventories                                                         (136)       914
      Prepaid expenses and other current assets                            170        483
      Restricted certificates of deposit                                  (250)         -
      Other assets                                                          32        664
      Accounts payable                                                     321       (436)
      Accrued wages and benefits                                           647       (306)
      Accrued professional fees                                             51        (33)
      Accrued warranty                                                      35        (24)
      Accrued sales commissions                                            476         54
      Accrued restructuring and other charges                             (130)       (97)
      Other accrued expenses                                               222        (10)
      Domestic and foreign income taxes payable                             (3)      (125)
      Deferred rent                                                        (59)       (59)
                                                                       -------    -------
Net cash provided by (used in) operating activities                        623     (2,303)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (75)       (41)
                                                                       -------    -------
Net cash used in investing activities                                      (75)       (41)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                     -         (4)
                                                                       -------    -------
Net cash used in financing activities                                        -         (4)
                                                                       -------    -------
Effects of exchange rates on cash                                          (61)      (183)
                                                                       -------    -------
Net cash provided by (used in) all activities                              487     (2,531)
Cash and cash equivalents at beginning of period                         2,647      7,137
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 3,134    $ 4,606
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $   411    $     -
Forfeitures of non-vested shares of restricted stock                   $   (11)   $   (64)

Cash payments (refunds) for:
  Domestic and foreign income taxes                                    $    (6)   $    77
  Interest                                                                   -          -

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $353 and $635 for the six months ended June 30, 2010 and 2009, respectively.

Goodwill, Intangible and Long-Lived Assets

Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Subsequent Events

We have made an assessment of our operations and determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three and six months ended June 30, 2010.

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

For the six months ended June 30, 2010 we recorded income tax expense of $1 compared to an income tax benefit of $7 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	10,006,956	9,973,225	10,000,061	9,965,152
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	179,408	-	93,085	-
Weighted average common shares outstanding - diluted	10,186,364	9,973,225	10,093,146	9,965,152

Average number of potentially dilutive securities excluded from calculation	149,083	504,749	305,823	517,842
Weighted average exercise price of excluded securities	$4.07	$3.57	$3.67	$3.58

New Accounting Standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 for reporting as of March 31, 2010 did not have any impact on our consolidated financial statements.

(3)  GOODWILL AND INTANGIBLE ASSETS

At each of June 30, 2010 and December 31, 2009, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K.

As of June 30, 2010 and December 31, 2009, we had finite-lived intangible assets which totaled $634 and $701, net of accumulated amortization of $236 and $169, respectively. At June 30, 2010 and December 31, 2009, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2009 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of June 30, 2010, these assets had remaining estimated useful lives of 51 months, 99 months, and 39 months, respectively. These intangible assets are allocated to our Thermal Products segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2010:
Balance - January 1, 2010	$701
Amortization	(67)
Balance - June 30, 2010	$634

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2010	$135
2011	$135
2012	$135
2013	$123
2014	$ 73

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

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

In September 2009, we approved the relocation of Sigma from El Cajon, California to Sharon, Massachusetts (the "Sigma Relocation") where Temptronic Corporation's manufacturing operations are located. As a result of the relocation, Sigma now shares a facility with Temptronic (both of these operations are part of our Thermal Products segment). On September 30, 2009, we announced this relocation to the Sigma employees. In connection with the facility closure in El Cajon, we terminated 18 Sigma employees, representing approximately 32% of the employees in this segment, and incurred approximately $115 in one-time termination benefits related to this action during the fourth quarter of 2009. We completed the facility closure in El Cajon during the fourth quarter of 2009 and completed the relocation of the product line to our facility in Sharon during the first quarter of 2010. During the fourth quarter of 2009, we incurred approximately $195 of facility closure costs related to this action. These costs included lease termination fees of approximately $62 and other costs associated with this consolidation of facilities, including the cost to relocate inventory, equipment and personnel, of approximately $133. This action was taken to reduce the operating expenses of this segment in response to current business conditions.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

Our restructuring costs for the six months ended June 30, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Accruals for one-time termination benefits and facility closure costs	-
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - June 30, 2010	$ -

Our restructuring costs for the six months ended June 30, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Sub-Total 2008 Plans
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$141
Accruals for (reversals of) one-time termination benefits	10	-	(3)	(5)	2
Severance and other cash payments related to one-time termination benefits	(65)	(23)	-	(33)	(121)
Balance - June 30, 2009	$ 17	$ 5	$ -	$ -	$ 22

	Q1 2009 TP Workforce Reduction	Q2 2009 TP Workforce Reduction	Q2 2009 MP Plan	Q2 2009 EP Workforce Reduction	Q2 2009 Corporate Workforce Reduction	Sub-Total 2009 Plans	Total All Plans
Balance - January 1, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 141
Accruals for one-time termination benefits	60	62	122	77	6	327	329
Severance and other cash payments related to one-time termination benefits	(60)	(62)	(113)	(66)	(6)	(307)	(428)
Balance - June 30, 2009	$ -	$ -	$ 9	$ 11	$ -	$ 20	$ 42

(5)  MAJOR CUSTOMERS

Texas Instruments Incorporated and Teradyne, Inc. each accounted for 15% of our consolidated net revenues for the six months ended June 30, 2010. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the six months ended June 30, 2010, no other customer accounted for 10% or more of our consolidated net revenues. During the six months ended June 30, 2009, no customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6)  INVENTORIES

Inventories held at June 30, 2010 and December 31, 2009 were comprised of the following:
	June 30, 2010	Dec. 31, 2009
Raw materials	$2,209	$2,176
Work in process	512	285
Inventory consigned to others	58	72
Finished goods	397	531
	$3,176	$3,064

(7)  DEBT

Notes Payable to Stockholder

As a result of our acquisition of Sigma as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding at June 30, 2010 and December 31, 2009. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments of $381 beginning on October 6, 2010.

Line of Credit

At each of June 30, 2010 and December 31, 2009, we have a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility had been secured by all assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their liens against the assets of our operations in exchange for pledged certificates of deposit in amounts equal to the face amount of the letters of credit issued under this facility. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2010. We expect to renew it for an additional year.

Letters of Credit

At each of June 30, 2010 and December 31, 2009, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expires January 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

At each of June 30, 2010 and December 31, 2009, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2010, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT (Continued)

On April 1, 2010, an additional letter of credit in the amount of $250 was issued. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $250. This letter of credit was issued as a security deposit under a lease that we have entered into for a facility in Mount Laurel, New Jersey. Our Mechanical Products operation which is currently located in Cherry Hill, New Jersey will be relocating to this smaller facility in Mount Laurel, New Jersey during the fourth quarter of 2010. This letter of credit expires April 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends 123 months after we take occupancy of the facility. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the six months ended June 30, 2010 and 2009 was $59 and $59, respectively.

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

(9)  GUARANTEES

Product Warranties

Warranty expense for the six months ended June 30, 2010 and 2009 was $102 and $35, respectively. The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2010:
Balance - January 1, 2010	$228
Payments made under product warranty	(67)
Accruals for product warranty	102
Balance - June 30, 2010	$263

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of June 30, 2010, there was approximately $41 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of June 30, 2010 we have not recorded any amounts in our financial statements related to this guarantee.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION

As of June 30, 2010, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 16 to the consolidated financial statements in our 2009 Form 10-K.

As of June 30, 2010, total compensation expense to be recognized in future periods was $493. The weighted average period over which this expense is expected to be recognized is 3.3 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months and six months ended June 30, 2010 and 2009, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$ 3	$ 2	$ 5	$ 3
Selling expenses	5	2	8	5
Engineering and product development expense	9	3	16	11
General and administrative expenses	39	15	67	47
	$56	$22	$96	$66

There was no compensation expense capitalized in the six months ended June 30, 2010 or 2009.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2010:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2010	66,500	$4.14
Granted	263,750	1.56
Vested	(19,500)	4.10
Forfeited	(2,500)	4.24
Nonvested shares outstanding, June 30, 2010	308,250	1.94

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2010:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 (408,000 exercisable)	408,000	$3.45
Granted	-	-
Exercised	-	-
Forfeited/Expired	(51,000)	4.86
Options outstanding, June 30, 2010 (357,000 exercisable)	357,000	3.25

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we may match a portion of employee contributions. This plan, including our discretionary employer matching contributions, is more fully discussed in Note 17 to the consolidated financial statements in our 2009 Form 10-K. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009. Total expense recorded related to these matching contributions was $103 and $0 for the six months ended June 30, 2010 and 2009, respectively.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective April 1, 2010, we restored the profit sharing contributions which had been suspended at the beginning of 2009 due to operating losses being incurred by Temptronic. Accruals for profit sharing contributions totaling $75 and $0 were made during the six month periods ended June 30, 2010 and 2009, respectively. Through June 30, 2010, we had made a total of $1,403 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2010	2009	2010	2009
Mechanical Products	$ 7,778	$1,751	$12,534	$2,304
Thermal Products	4,726	2,863	8,238	6,574
Electrical Products	2,776	442	4,038	943
Intersegment sales	(20)	(384)	(21)	(754)
	$15,260	$4,672	$24,789	$9,067
Intersegment sales:
Mechanical Products	$ 4	$ -	$ 4	$ -
Thermal Products	-	142	-	410
Electrical Products	16	242	17	344
	$ 20	$384	$ 21	$754
Earnings (loss) before income taxes:
Mechanical Products	$1,864	$ (749)	$2,914	$(2,243)
Thermal Products	475	(812)	499	(1,540)
Electrical Products	960	(415)	1,125	(870)
Corporate	(133)	16	(257)	(61)
	$3,166	$(1,960)	$4,281	$(4,714)
Net earnings (loss):
Mechanical Products	$1,859	$ (753)	$2,906	$(2,248)
Thermal Products	482	(800)	506	(1,528)
Electrical Products	960	(415)	1,125	(870)
Corporate	(133)	16	(257)	(61)
	3,168	$(1,952)	$4,280	$(4,707)

Identifiable assets:			June 30, 2010	Dec. 31, 2009
Mechanical Products			$ 8,307	$ 5,004
Thermal Products			9,732	8,954
Electrical Products			2,896	1,186
			$20,935	$15,144

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location of the selling entity.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2010	2009	2010	2009
U.S.	$14,140	$3,739	$22,960	$7,110
Europe	391	267	708	695
Asia-Pacific	729	666	1,121	1,262
	$15,260	$4,672	$24,789	$9,067

			June 30, 2010	Dec. 31, 2009
Long-lived assets:
U.S.			$140	$200
Europe			58	91
Asia-Pacific			37	6
			$235	$297

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

market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. In addition, due to the global recession, several semiconductor manufacturers have failed, which has resulted in a significant amount of used ATE equipment coming onto the market, which has reduced demand for certain types of new ATE equipment. While the supply of used equipment on the market has negatively impacted demand in all our product segments, we believe our Thermal Products segment has experienced a higher level of loss of current sales due to this issue. We currently expect the increased demand for ATE equipment will consume the supply of used equipment within several quarters, but we cannot determine with any degree of certainty when this issue of oversupply of used equipment will cease. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, which are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location of the selling entity).
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2010	2009	2010	2010	2009
Mechanical Products	$ 7,778	$1,751	$4,756	$12,534	$2,304
Thermal Products	4,726	2,863	3,512	8,238	6,574
Electrical Products	2,776	442	1,262	4,038	943
Intersegment sales	(20)	(384)	(1)	(21)	(754)
	$15,260	$4,672	$9,529	$24,789	$9,067
Intersegment sales:
Mechanical Products	$ 4	$ -	$ -	$ 4	$ -
Thermal Products	-	142	-	-	410
Electrical Products	16	242	1	17	344
	$20	$384	$ 1	$21	$754
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$ 7,774	$1,751	$4,756	$12,530	$2,304
Thermal Products	4,726	2,721	3,512	8,238	6,164
Electrical Products	2,760	200	1,261	4,021	599
	$15,260	$4,672	$9,529	$24,789	$9,067
Net revenues from unaffiliated customers:
U.S.	$14,140	$3,739	$8,820	$22,960	$7,110
Europe	391	267	317	708	695
Asia-Pacific	729	666	392	1,121	1,262
	$15,260	$4,672	$9,529	$24,789	$9,067

Our consolidated net revenues for the quarter ended June 30, 2010 increased $10.6 million or 227% as compared to the same period in 2009, and $5.7 million or 60% as compared to the quarter ended March 31, 2010. For the quarter ended June 30, 2010, net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $6.0 million or 344%, $2.0 million or 74% and $2.6 million or 1280%, respectively, compared to the same period in 2009 and $3.0 million or 64%, $1.2 million or 35% and $1.5 million or 119% compared to the quarter ended March 31, 2010.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The increase in our net revenues during the second quarter of 2010 reflects continued strong demand in the ATE industry that began in the second half of 2009. During the first half of 2009, we continued to experience a significant decline in demand in all of our product segments. This decline in demand began in the second half of 2008 and worsened significantly as the global economic recession that began in late 2008 continued into 2009. However, as 2009 progressed, the semiconductor industry began to experience increased levels of demand which resulted in increased levels of orders for our products. As a result of the improvement in demand in the semiconductor industry, we experienced sequential quarterly growth in the level of both our orders and net revenues throughout 2009. This sequential quarterly growth continued in the first and second quarters of 2010 with respect to our net revenues. During the second quarter of 2010, however, our total consolidated orders declined $1.8 million or 13% as compared to the first quarter of the year. This decrease was made up of a $2.4 million or 35% decline in orders for our Mechanical Products segment and a $1.0 million or 33% decline in orders for our Electrical Products segment, which were partially offset by an increase in orders for our Thermal Products segment of $1.6 million or 38%.

We believe the decline in orders in our Mechanical and Electrical Products segments during the second quarter of 2010 as compared to the first quarter of the year reflects, in part, a spike in orders towards the end of the first quarter of 2010. We believe this may reflect customers placing orders earlier than they have done in the past as the strong demand in the ATE industry has resulted in longer lead times for certain products. In contrast to the declines in orders experienced by these two product segments during the second quarter of 2010, our Thermal Products segment experienced increased levels of demand, particularly towards the end of the second quarter. This increased demand resulted in the aforementioned 38% increase in their orders for the second quarter of 2010 as compared to the first quarter of the year. Our Thermal Products segment has historically lagged our other two product segments in regard to experiencing the impact of both declines and increases in the levels of demand within the ATE industry. This historical trend has held true in this most recent up cycle as this segment has only recently begun to see a more significant increase in the level of its orders and net revenues. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At June 30, 2010, our backlog of unfilled orders for all products was approximately $6.0 million compared with approximately $9.1 million at March 31, 2010 and $1.7 million at June 30, 2009. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2010. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure. The actions we took are discussed in Note 4 to the accompanying consolidated financial statements and in Note 5 to the consolidated financial statements in our 2009 Form 10-K. The review of our operations is on-going. We continue to explore methods to further reduce our costs and we will likely incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2010 and 2009, our OEM sales as a percentage of net revenues were 21% and 6%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.7	69.7	52.0	75.5
Gross margin	48.3	30.3	48.0	24.5
Selling expense	11.5	22.2	12.0	24.0
Engineering and product development expense	5.2	12.3	6.0	14.7
General and administrative expense	10.8	29.4	12.6	33.7
Restructuring and other charges	0.0	5.8	0.0	3.6
Operating income (loss)	20.8	(39.4)	17.4	(51.5)
Other income (expense)	(0.1)	(2.6)	(0.1)	(0.4)
Income (loss) before income tax expense (benefit)	20.7	(42.0)	17.3	(51.9)
Income tax expense (benefit)	0.0	(0.2)	0.0	(0.1)
Net income (loss)	20.7%	(41.8)%	17.3%	(51.8)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Net Revenues. Net revenues were $15.3 million for the quarter ended June 30, 2010 compared to $4.7 million for the same period in 2009, an increase of $10.6 million or 227%. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Product segments increased $6.0 million or 344%, $2.0 million or 74% and $2.6 million or 1280%, respectively, compared to the same period in 2009. We believe the significant increase in our net revenues during the second quarter of 2010 primarily reflects the increased level of demand in the ATE industry in the second quarter of 2010 as compared to the same period in 2009, as previously discussed in the Overview.

During the second quarter of 2010, our net revenues from customers in the U.S., Europe and Asia increased 278%, 46% and 10%, respectively, compared to the same period in 2009. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the increase in net revenues from customers in Europe and Asia would have been 59% and 10%, respectively. The lower percentage increase for our customers in Europe and Asia primarily reflects that these operations are part of our Thermal Products segment which, to date, has not experienced as significant an increase in demand as has been experienced in our other two product segments. As previously discussed in the Overview, our Thermal Products segment typically lags our other two product segments in experiencing both increased and decreased levels of demand in the ATE industry and has only recently begun to see a more significant increase in the level of its orders. Another factor causing these lower growth rates is our Thermal Products segment's diversification of revenues outside of the ATE industry and that the recent growth in demand in the ATE industry has been greater than the overall growth rate of the global economy. For our customers in Asia, the lower percentage increase also reflects our decision to cease manufacturing our Mechanical Products in Singapore and our decision to close our operation in Japan, both of which we announced during the second quarter of 2009. Sales of Mechanical Products that would have been made by these operations are now handled by our operation in Cherry Hill, New Jersey and are included in our net revenues from U.S. customers in 2010.

Gross Margin. Gross margin was 48% for the second quarter of 2010 compared to 30% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Although in absolute dollar terms, our fixed operating costs increased $257,000 during the second quarter of 2010 as compared to the same period in 2009, these costs represented only 11% of net revenues in the second quarter of 2010 compared to 30% of net revenues in the second quarter of 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in the second quarter of 2010. The increase in the absolute dollar value of these costs primarily reflects increased salary and benefits expense due to the reinstatement during 2010 of certain salaries and benefits which had been temporarily reduced during 2009 as a part of our cost containment initiatives. Similar to our fixed operating costs, our direct labor costs increased $213,000 in absolute dollar terms, primarily reflecting the hiring of additional staff as well as an increase in overtime resulting from the significant increase in our production levels. However, these costs decreased slightly as a percentage of net revenues during the second quarter of 2010 as compared to the same period in 2009 as they were more fully absorbed by the higher net revenue levels in the second quarter of 2010. Our charges for obsolete and excess inventory decreased $75,000 in absolute dollar terms. As a percentage of net revenues these charges decreased from 6% during the second quarter of 2009 to 1% during the same period in 2010, primarily as a result of the significant increase in net revenue levels during this time period. The decrease as a percentage of net revenues in our fixed operating costs, direct labor and charges for obsolete and excess inventory were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $1.8 million for the second quarter of 2010 compared to $1.0 million for the same period in 2009, an increase of $718,000 or 69%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in the second quarter of 2010 as compared to the second quarter of 2009.

Engineering and Product Development Expense. Engineering and product development expense was $787,000 for the second quarter of 2010 compared to $576,000 for the same period in 2009, an increase of $211,000 or 37%. The increase in engineering and product development expense primarily reflects higher salaries and benefits expense as a result of the aforementioned reinstatement of certain salaries and benefits during 2010.

General and Administrative Expense. General and administrative expense was $1.7 million for the second quarter of 2010 compared to $1.4 million for the same period in 2009, an increase of $279,000 or 20%. This increase primarily reflects the accrual of profit related bonuses on our results for the second quarter of 2010.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Restructuring and Other Charges. There were no restructuring and other charges for the second quarter of 2010. Restructuring and other charges were $269,000 for the second quarter of 2009. The charges incurred during the second quarter of 2009 represent one-time termination benefits related to workforce reductions that were part of our business restructuring initiatives implemented during 2009.

Other Income (Expense). Other expense was $8,000 for the second quarter of 2010 compared to other expense of $121,000 for the second quarter of 2009, a decrease of $113,000. The decrease primarily represents a decrease in foreign currency losses.

Income Tax Expense. For the quarter ended June 30, 2010, we recorded an income tax benefit of $2,000 compared to an income tax benefit of $8,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Revenues. Net revenues were $24.8 million for the six months ended June 30, 2010 compared to $9.1 million for the same period in 2009, an increase of $15.7 million or 173%. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $10.2 million or 444%, $2.1 million or 34% and $3.4 million or 571%, respectively. We believe the significant increase in our net revenues during the first six months of 2010 primarily reflects the increased level of demand in the ATE industry in the first half of 2010 as compared to the same period in 2009, as previously discussed in the Overview.

During the first six months of 2010, our net revenues from customers in the U.S. and Europe increased 223% and 2%, respectively, while our net revenues from customers in Asia decreased 11% compared to the same period in 2009. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the increase in net revenues from customers in Europe would have been 3% and the decrease from our customers in Asia would have been unchanged. The lower percentage increase for our customers in Europe primarily reflects that this operation is part of our Thermal Products segment which, to date, has not experienced as significant an increase in demand as has been experienced in our other two product segments, as previously discussed. For our customers in Asia, the decrease reflects both the aforementioned lower demand experienced for our Thermal products as compared to our other two product segments as well as our decision to cease manufacturing our Mechanical Products in Singapore and our decision to close our operation in Japan, both of which we announced during the second quarter of 2009. Sales of Mechanical Products that would have been made by these operations are now handled by our operation in Cherry Hill, New Jersey and are included in our net revenues from U.S. customers in 2010.

Gross Margin. Gross margin was 48% for the six months ended June 30, 2010 compared to 25% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Although in absolute dollar terms, our fixed operating costs were relatively unchanged during the first six months of 2010 as compared to the same period in 2009, these costs represented only 13% of net revenues during the first six months of 2010 compared to 34% of net revenues during the same period in 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in the first six months of 2010. To a lesser extent, both our charges for obsolete and excess inventory and our direct labor costs decreased as a percentage of net revenues during the first half of 2010 as compared to the same period in 2009. Our charges for obsolete and excess inventory decreased $283,000 in absolute dollar terms, and declined from 7% of net revenues for the first six months of 2009 to 1% of net revenues for the comparable period in 2010. The $283,000 reduction in these charges primarily reflects that more items were falling into our objective criteria and being written off during the first half of 2009 when our volume of sales was significantly lower as compared to the same period in 2010. Although our direct labor costs decreased from 5% of net revenues for the first six months of 2009 to 3% of net revenues for the comparable period in 2010 as a result of the higher net revenue levels, the absolute dollar amount of these costs increased $174,000 primarily reflecting the hiring of additional staff as well as an increase in overtime resulting from the significant increase in our production levels. The decrease as a percentage of net revenues in our fixed operating costs, charges for obsolete and excess inventory and direct labor were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $3.0 million for the six months ended June 30, 2010 compared to $2.2 million for the same period in 2009, an increase of $810,000 or 37%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in the first six months of 2010 as compared to the first six months of 2009.

Engineering and Product Development Expense. Engineering and product development expense was $1.5 million for the six months ended June 30, 2010 compared to $1.3 million for the same period in 2009, an increase of $155,000 or 12%. The increase in engineering and product development expense primarily reflects higher salaries and benefits expense as a result of the aforementioned reinstatement of certain salaries and benefits during 2010. To a lesser extent, there were also increases in spending on research and development materials and patent legal costs.

General and Administrative Expense. General and administrative expense was $3.1 million in each of the six months ended June 30, 2010 and 2009. Lower salary and benefits expense and a reduction in professional fees were offset by the accrual of profit related bonuses on our results for the first six months of 2010. The decrease in salary and benefits expense primarily reflects lower headcount as a result both of the closure of our Japanese operation as well as the reduction in our operations in Singapore where we made the decision to cease manufacturing of our Mechanical products during the second quarter of 2009. The reduction in professional fees primarily reflects lower accruals for third-party professionals who assist us with our compliance efforts. As a result of recent changes to federal legislation, we are no longer required to have our independent registered public accounting firm ("IRPA") provide us with their opinion on our internal control structure. Prior to this recent change in legislation, we would have been required to obtain this opinion for the first time in 2010. This opinion would have required that an integrated audit be performed by our IRPA.

Restructuring and Other Charges. There were no restructuring and other charges for the six months ended June 30, 2010. Restructuring and other charges were $329,000 for the first six months of 2009. The charges incurred during the first six months of 2009 represent one-time termination benefits related to workforce reductions that were part of our business restructuring initiatives implemented during 2009.

Other Income (Expense). Other expense was $19,000 for the six months ended June 30, 2010 compared to other expense of $40,000 for the comparable period in 2009, a decrease of $21,000. The decrease primarily represents a decrease in foreign currency losses which was partially offset by a reduction in interest income as a result of lower average cash balances.

Income Tax Expense. For the six months ended June 30, 2010, we recorded income tax expense of $1,000 compared to an income tax benefit of $7,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2010 was $623,000 compared to net cash used in operations of $2.3 million for the same period in 2009. The shift from net cash used in operations to net cash provided by operations primarily reflects our net earnings of $4.3 million for the first six months of 2010 as compared to our net loss of $4.7 million for the first six months of 2009. During the first six months of 2010, trade accounts receivable increased $5.3 million, accrued commissions increased $476,000 and accounts payable increased $321,000, all of which reflect the significant increase in the level of business during the first six months of 2010. Accrued wages and benefits increased $647,000 during the first six months of 2010 which primarily reflects the accrual of profit based bonuses on our results for the first half of 2010, and, to a lesser extent, the restoration of certain salaries and benefits that had been temporarily reduced or eliminated as a part of our cost containment efforts during 2008 and 2009. Restricted certificates of deposit increased $250,000 reflecting the purchase of a certificate of deposit which is pledged to support a letter of credit that was issued effective April 1, 2010 in the face amount of $250,000. This letter of credit serves as the security deposit for a lease we have entered into for a facility in Mount Laurel, New Jersey. Our Mechanical Products segment operation and corporate headquarters which is currently located in Cherry Hill, New Jersey will relocate to this smaller facility in the fourth quarter of 2010.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Purchases of property and equipment were $75,000 for the six months ended June 30, 2010. We have no significant commitments for capital expenditures for the balance of 2010, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. As previously mentioned, we will be relocating the Mechanical Product segment operations and corporate staff currently occupying our Cherry Hill, New Jersey facility into a smaller facility located in Mount Laurel, New Jersey during the fourth quarter of 2010. We are currently in the process of obtaining proposals for the various costs associated with this move and do not yet have a complete estimate of the total capital expenditures that we will incur to complete this move. The landlord for the new Mount Laurel facility will be providing the majority of the tenant improvement dollars for this facility, which we will amortize over the life of the lease as deferred rental expense. We expect to reduce our annual operating expenses by approximately $250,000 per year as a result of the relocation of our Cherry Hill operation to Mount Laurel.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. This facility is secured by pledged certificates of deposit totaling $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2010. We expect to renew it for an additional year.

As of June 30, 2010, we had cash and cash equivalents of $3.1 million. In light of deteriorating conditions in the semiconductor industry and the global economic recession, we initiated a series of restructuring and cost reduction programs during the fourth quarter of 2008, which continued throughout 2009. These actions are discussed in more detail in Note 4 to the accompanying consolidated financial statements and in Note 5 to our consolidated financial statements in our 2009 Form 10-K. The goal of these actions was to conserve cash and reduce costs. In April 2009, we retained the services of a financial advisor to assist us in assessing our strategic alternatives to enhance operating performance and stockholder value. We determined that under the then current market conditions and with our then current resources, our goals were to continue conserving cash, reducing costs and generating sales of our products. Since that time, we have implemented strategies consistent with those goals and remain committed to those objectives. We also continue to consider other alternatives as we may deem appropriate. While these strategies appear to have been effective in allowing us to reach our goals, and while we currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, in light of the increased demand for our products and the restoration of salaries and benefits for our domestic employees in early 2010, we may need additional working capital in 2010. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2010, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2009 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements at June 30, 2010 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	August 13, 2010	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 13, 2010	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1* Lease Agreement dated May 10, 2010 between the Company and Exeter 804 East Gate, LLC:
         Previously filed as Exhibit 10.1 of the Company's Form 8-K filed on May 13, 2010 and incorporated herein by reference.

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