Form 10-Q
period 2010-09-30
INTEST CORP
filed 2010-11-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

(856) 505-8800
(Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ____    NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ___                                                                                Accelerated filer  ___
Non-accelerated filer   ___ (Do not check if a smaller reporting company)                        Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2010:

10,345,476

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Sept. 30,  Dec. 31,
                                                                       2010       2009
                                                                     --------   --------
ASSETS:                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 6,197    $ 2,647
  Trade accounts receivable, net of allowance for
    doubtful accounts of $238 and $154, respectively                   7,940      5,413
  Inventories                                                          3,188      3,064
  Prepaid expenses and other current assets                              465        377
     Total current assets                                             17,790     11,501
Property and equipment:
  Machinery and equipment                                              3,224      3,377
  Leasehold improvements                                                 581        533
     Gross property and equipment                                      3,805      3,910
  Less: accumulated depreciation                                      (3,613)    (3,613)
     Net property and equipment                                          192        297
Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,111      1,212
Restricted certificates of deposit                                       500        250
Other assets                                                             222        228
     Total assets                                                    $21,471    $15,144
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,554    $ 2,576
  Accrued wages and benefits                                           1,511        653
  Accrued professional fees                                              405        375
  Accrued warranty                                                       266        228
  Accrued sales commissions                                              628        315
  Accrued restructuring and other charges                                  -        130
  Other accrued expenses                                                 595        455
  Domestic and foreign income taxes payable                               31         18
  Notes payable to stockholder                                           381        381
  Deferred rent                                                          118        118
     Total current liabilities                                         5,489      5,249
Notes payable to stockholder, net of current portion                   1,144      1,144
Deferred rent, net of current portion                                     69        157
     Total liabilities                                                 6,702      6,550
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,464,505 and 10,193,255 shares issued, respectively               105        102
  Additional paid-in capital                                          25,911     25,798
  Accumulated deficit                                                (11,843)   (17,801)
  Accumulated other comprehensive earnings                             1,332      1,356
  Treasury stock, at cost; 119,029 and 139,299 shares, respectively     (736)      (861)
     Total stockholders' equity                                       14,769      8,594
     Total liabilities and stockholders' equity                      $21,471    $15,144
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2010       2009       2010       2009
                                               -------    -------    -------    -------
Net revenues                                   $11,305    $ 6,009    $36,094    $15,076
Cost of revenues                                 5,853      3,577     18,737     10,425
                                               -------    -------    -------    -------
      Gross margin                               5,452      2,432     17,357      4,651
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,444        988      4,427      3,161
   Engineering and product development
     expense                                       767        515      2,255      1,848
   General and administrative expense            1,555      1,161      4,689      4,219
   Restructuring and other charges                   -         27          -        356
                                               -------    -------    -------    -------
      Total operating expenses                   3,766      2,691     11,371      9,584
                                               -------    -------    -------    -------
Operating income (loss)                          1,686       (259)     5,986     (4,933)
                                               -------    -------    -------    -------

Other income (expense):
   Interest income                                   2          7          6         40
   Interest expense                                (18)       (20)       (54)       (54)
   Other                                            24         (5)        37        (44)
                                               -------    -------    -------    -------
      Total other income (expense)                   8        (18)       (11)       (58)
                                               -------    -------    -------    -------
Earnings (loss) before income tax
  expense (benefit)                              1,694       (277)     5,975     (4,991)
Income tax expense (benefit)                        16          1         17         (6)
                                               -------    -------    -------    -------
      Net earnings (loss)                      $ 1,678    $  (278)   $ 5,958    $(4,985)
                                               =======    =======    =======    =======

Net earnings (loss) per common share-basic       $0.17     $(0.03)     $0.60     $(0.50)

Weighted average common shares
 outstanding-basic                          10,033,034  9,982,972 10,011,173  9,971,157

Net earnings (loss) per common share-diluted     $0.17     $(0.03)     $0.59     $(0.50)

Weighted average common and common
 share equivalents outstanding-diluted      10,194,580  9,982,972 10,127,329  9,971,157

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2010      2009      2010      2009
                                           -------   -------   -------   -------

Net earnings (loss)                        $ 1,678   $  (278)  $ 5,958   $(4,985)

Foreign currency translation adjustments        96       114       (24)       46
                                           -------   -------   -------   -------

Comprehensive earnings (loss)              $ 1,774   $  (164)  $ 5,934   $(4,939)
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                               ----------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                               ---------- ------ -------- ----------- ------------- -------- -------------

Balance, January 1, 2010       10,193,255  $ 102  $25,798   $(17,801)    $1,356      $(861)     $ 8,594

Net earnings                            -      -        -      5,958          -          -        5,958

Other comprehensive loss                -      -        -          -        (24)         -          (24)

Amortization of deferred
  compensation related to
  restricted stock                      -      -      166          -          -          -          166

Issuance of non-vested
  shares of restricted stock      273,750      3       (3)         -          -          -            -

Forfeiture of non-vested
  shares of restricted stock       (2,500)     -        -          -          -          -            -

Issuance of 20,270 shares of
  treasury stock to satisfy
  profit sharing liability              -      -      (50)         -          -        125           75
                               ----------  -----  -------   --------     ------      -----      -------

Balance, September 30, 2010    10,464,505  $ 105  $25,911   $(11,843)    $1,332      $(736)     $14,769
                               ==========  =====  =======   ========     ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2010       2009
                                                                       -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                  $ 5,958    $(4,985)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                          281        389
    Foreign exchange loss                                                   10        113
    Amortization of deferred compensation related to restricted stock      166        100
    Profit sharing expense funded through the issuance of treasury stock    75          -
    (Gain) loss on disposal of property and equipment                       (5)        33
    Proceeds from sale of demonstration equipment, net of gain               8          3
    Changes in assets and liabilities:
      Trade accounts receivable                                         (2,540)      (116)
      Inventories                                                         (131)       963
      Prepaid expenses and other current assets                            (89)       336
      Restricted certificates of deposit                                  (250)      (250)
      Other assets                                                           1        661
      Accounts payable                                                  (1,025)       420
      Accrued wages and benefits                                           865       (779)
      Accrued professional fees                                             31        (56)
      Accrued warranty                                                      38        (42)
      Accrued sales commissions                                            314        140
      Accrued restructuring and other charges                             (130)      (136)
      Other accrued expenses                                               141        (78)
      Domestic and foreign income taxes payable                             13       (159)
      Deferred rent                                                        (88)       (88)
                                                                       -------    -------
Net cash provided by (used in) operating activities                      3,643     (3,531)
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                       (84)       (61)
                                                                       -------    -------
Net cash used in investing activities                                      (84)       (61)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of capital lease obligations                                     -         (6)
                                                                       -------    -------
Net cash used in financing activities                                        -         (6)
                                                                       -------    -------
Effects of exchange rates on cash                                           (9)      (361)
                                                                       -------    -------
Net cash provided by (used in) all activities                            3,550     (3,959)
Cash and cash equivalents at beginning of period                         2,647      7,137
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 6,197    $ 3,178
                                                                       =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $   448    $     -
Forfeitures of non-vested shares of restricted stock                   $   (11)   $   (64)

Cash payments for:
  Domestic and foreign income taxes                                    $     1    $   160
  Interest                                                                   -          3

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

During the second quarter of 2009, we approved reductions in workforce in our Singaporean operation. In connection with this action, we centralized manufacturing of mechanical products in our Cherry Hill, New Jersey operation. During the fourth quarter of 2009, we closed our Japanese operation. Sales of our mechanical products that had been handled through this operation are now handled through our operation in Cherry Hill, New Jersey. Both of these operations were included in our Mechanical Products segment. In addition, during the third quarter of 2009, we approved the relocation of Sigma Systems Corporation ("Sigma") to Sharon, Massachusetts. We completed the relocation of Sigma during the first quarter of 2010 and have combined Sigma's operations with those of Temptronic Corporation. Temptronic Corporation, along with an operation in Germany and the remaining sales and support operations of our subsidiary in Singapore, comprise our Thermal Products segment. All of these actions, including the costs associated with them, are discussed further in Note 4.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $421 and $804 for the nine months ended September 30, 2010 and 2009, respectively.

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

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at the time made.

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

Subsequent Events

We have made an assessment of our operations and determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three and nine months ended September 30, 2010, except as discussed in Note 13.

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

For the nine months ended September 30, 2010 we recorded income tax expense of $17 compared to an income tax benefit of $6 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Weighted average common shares outstanding - basic	10,033,034	9,982,972	10,011,173	9,971,157
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	161,546	-	116,156	-
Weighted average common shares outstanding - diluted	10,194,580	9,982,972	10,127,329	9,971,157

Average number of potentially dilutive securities excluded from calculation	155,861	479,690	255,835	505,125
Weighted average exercise price of excluded securities	$3.91	$3.55	$3.72	$3.57

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

(3)  GOODWILL AND INTANGIBLE ASSETS

At each of September 30, 2010 and December 31, 2009, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit, as discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K.

As of September 30, 2010 and December 31, 2009, we had finite-lived intangible assets which totaled $601 and $701, net of accumulated amortization of $269 and $169, respectively. At September 30, 2010 and December 31, 2009, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008, as discussed further in Note 3 to the consolidated financial statements in our 2009 Form 10-K. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of September 30, 2010, these assets had remaining estimated useful lives of 48 months, 96 months, and 36 months, respectively. These intangible assets are allocated to our Thermal Products segment.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2010:
Balance - January 1, 2010	$701
Amortization	(100)
Balance - September 30, 2010	$601

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2011	$135
2012	$135
2013	$123
2014	$ 73
2015	$ 27

(4)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and 2009, we took actions to reduce our cost structure. The actions taken in 2009 are discussed below. Actions taken in 2008 are discussed in Note 5 to the consolidated financial statements in our 2009 Form 10-K. We continue to explore methods to further reduce our costs and we may incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES (Continued)

Our restructuring costs for the nine months ended September 30, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - September 30, 2010	$ -

Our restructuring costs for the nine months ended September 30, 2009 are summarized as follows:
	Q3 2008 MP Plan	Q4 2008 MP Plan	Q3 2008 EP Plan	Q4 2008 EP Plan	Sub-Total 2008 Plans
Balance - January 1, 2009	$ 72	$ 28	$ 3	$ 38	$141
Accruals for (reversals of) one-time termination benefits	10	-	(3)	(5)	2
Severance and other cash payments related to one-time termination benefits	(82)	(24)	-	(33)	(139)
Balance - September 30, 2009	$ -	$ 4	$ -	$ -	$ 4

	Q1 2009 TP Workforce Reduction	Q2 2009 TP Workforce Reduction	Q2 2009 MP Plan	Q2 2009 EP Workforce Reduction	Q2 2009 Corporate Workforce Reduction	Sub-Total 2009 Plans	Total All Plans
Balance - January 1, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 141
Accruals for one-time termination benefits	60	62	122	77	6	327	329
Accruals for facility closure costs	-	-	27	-	-	27	27
Severance and other cash payments related to one-time termination benefits	(60)	(62)	(149)	(77)	(6)	(354)	(493)
Balance - September 30, 2009	$ -	$ -	$ -	$ -	$ -	$ -	$ 4

(5)  MAJOR CUSTOMERS

Teradyne, Inc. accounted for 14% of our consolidated net revenues for the nine months ended September 30, 2010. Texas Instruments Incorporated accounted for 13% and 12% of our consolidated net revenues for the nine months ended September 30, 2010 and 2009, respectively. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the nine months ended September 30, 2010 and 2009, no other customer accounted for 10% or more of our consolidated net revenues.

(6)  INVENTORIES

Inventories held at September 30, 2010 and December 31, 2009 were comprised of the following:
	Sept. 30, 2010	Dec. 31, 2009
Raw materials	$2,237	$2,176
Work in process	390	285
Inventory consigned to others	79	72
Finished goods	482	531
	$3,188	$3,064

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT

As a result of our acquisition of Sigma as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding at September 30, 2010 and December 31, 2009. The notes bear interest at the prime rate plus 1.25% and are secured by the assets of Sigma. Interest is payable annually on the anniversary of closing. Principal is payable in four equal annual installments of $381 beginning on October 6, 2010.

Line of Credit

At each of September 30, 2010 and December 31, 2009, we have a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility had been secured by all assets of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation, excluding all patents, trademarks and applications for same. During the quarter ended September 30, 2009, we agreed with the lender who provides this secured credit facility to release their liens against the assets of our operations in exchange for pledged certificates of deposit in amounts equal to the face amount of the letters of credit issued under this facility. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011.

Letters of Credit

At each of September 30, 2010 and December 31, 2009, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expires January 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

At each of September 30, 2010 and December 31, 2009, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2011, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

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

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent was $88 for the nine months ended September 30 during both 2010 and 2009.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  GUARANTEES

Product Warranties

Warranty expense for the nine months ended September 30, 2010 and 2009 was $144 and $49, respectively. The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2010:
Balance - January 1, 2010	$228
Payments made under product warranty	(106)
Accruals for product warranty	144
Balance - September 30, 2010	$266

U.K. Lease Guarantee

In connection with the closure of our U.K. manufacturing operation, we have entered into a sub-leasing arrangement for the facility which was occupied by this operation prior to its closure. As a condition of the sub-lease, the landlord of this facility has required that we guarantee the performance of the sub-lessee with respect to the lease payments. We have performed a credit analysis of the sub-lessee and believe that a default by them with regard to their obligations under the sub-lease agreement is remote. However, as of September 30, 2010, there was approximately $22 of future payments that we would be obligated to make if the sub-lessee were to default and we were unable to enter into a new sub-lease agreement with another party. Our original lease on this facility extends through December 31, 2010. As of September 30, 2010 we have not recorded any amounts in our financial statements related to this guarantee.

(10) STOCK-BASED COMPENSATION

As of September 30, 2010, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 16 to the consolidated financial statements in our 2009 Form 10-K.

As of September 30, 2010, total compensation expense to be recognized in future periods was $458. The weighted average period over which this expense is expected to be recognized is 3.1 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months and nine months ended September 30, 2010 and 2009, respectively, related to nonvested shares:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Cost of revenues	$ 3	$ 1	$ 8	$ 4
Selling expenses	5	3	13	8
Engineering and product development expense	13	7	29	18
General and administrative expenses	49	23	116	70
	$70	$34	$166	$100

There was no compensation expense capitalized in the nine months ended September 30, 2010 or 2009.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2010:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2010	66,500	$4.14
Granted	273,750	1.64
Vested	(34,500)	4.11
Forfeited	(2,500)	4.24
Nonvested shares outstanding, September 30, 2010	303,250	1.89

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2010:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 (408,000 exercisable)	408,000	$3.45
Granted	-	-
Exercised	-	-
Forfeited/Expired	(61,000)	4.28
Options outstanding, September 30, 2010 (347,000 exercisable)	347,000	3.25

(11) EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we may match a portion of employee contributions. This plan, including our discretionary employer matching contributions, is more fully discussed in Note 17 to the consolidated financial statements in our 2009 Form 10-K. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009. Total expense recorded related to these matching contributions was $157 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective April 1, 2010, we restored the profit sharing contributions which had been suspended at the beginning of 2009 due to operating losses being incurred by Temptronic. Total expense recorded for profit sharing contributions was $150 and $0 for the nine months ended September 30, 2010 and 2009, respectively. Through September 30, 2010, we had made a total of $1,478 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2010	2009	2010	2009
Mechanical Products	$ 3,952	$2,032	$16,486	$ 4,336
Thermal Products	4,830	3,325	13,068	9,899
Electrical Products	2,552	981	6,590	1,924
Intersegment sales	(29)	(329)	(50)	(1,083)
	$11,305	$6,009	$36,094	$15,076
Intersegment sales:
Mechanical Products	$ 5	$ 11	$ 9	$ 11
Thermal Products	-	317	-	727
Electrical Products	24	1	41	345
	$29	$329	$50	$1,083
Earnings (loss) before income taxes:
Mechanical Products	$ 277	$(338)	$3,191	$(2,581)
Thermal Products	624	(23)	1,123	(1,563)
Electrical Products	791	45	1,916	(825)
Corporate	2	39	(255)	(22)
	$1,694	$(277)	$5,975	$(4,991)
Net earnings (loss):
Mechanical Products	$ 263	$(340)	$3,169	$(2,588)
Thermal Products	623	(22)	1,129	(1,550)
Electrical Products	791	45	1,916	(825)
Corporate	1	39	(256)	(22)
	$1,678	$(278)	$5,958	$(4,985)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)
	Sept. 30, 2010	Dec. 31, 2009
Identifiable assets:
Mechanical Products	$ 7,689	$ 5,004
Thermal Products	10,612	8,954
Electrical Products	3,170	1,186
	$21,471	$15,144

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net revenues from unaffiliated customers:
U.S.	$ 4,595	$3,126	$12,807	$ 7,461
Foreign	6,710	2,883	23,287	7,615
	$11,305	$6,009	$36,094	$15,076

			Sept. 30, 2010	Dec. 31, 2009
Long-lived assets:
U.S.			$107	$200
Foreign			85	97
			$192	$297

(13) SUBSEQUENT EVENTS

On October 8, 2010, the Governor of California signed the state's budget which continued the suspension of the net operating loss corporate tax benefit for 2010 and 2011. As a result of this action, we will not be able to use our existing net operating loss carry forward to offset our taxable income for 2010 and the impact of this suspension will cause us to accrue approximately $70 of income tax expense for the nine months ended September 30, 2010. This accrual will be made during the fourth quarter of 2010, since this was the period in which this change was enacted.

On October 27, 2010, our Temptronic subsidiary entered into a 126-month lease for a 52,700 square foot facility located in Mansfield, MA, to replace their existing facility in Sharon, MA, where the lease expires on February 28, 2011. In connection with the new lease, Temptronic will provide a security deposit of $200 in the form of a letter of credit secured by pledged certificates of deposit. The lease provides for six months of free rent in the first six months of the lease term, which is expected to begin on or about March 1, 2010. Temptronic will contribute $115 toward the cost of the landlord provided tenant improvements. We expect to reduce our annual operating expenses by approximately $140 per year as a result of this move.

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

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location to which the goods are shipped).
	(in 000's)
	Three Months Ended			NineMonths Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2010	2009	2010	2010	2009
Mechanical Products	$ 3,952	$2,032	$ 7,778	$16,486	$ 4,336
Thermal Products	4,830	3,325	4,726	13,068	9,899
Electrical Products	2,552	981	2,776	6,590	1,924
Intersegment sales	(29)	(329)	(20)	(50)	(1,083)
	$11,305	$6,009	$15,260	$36,094	$15,076
Intersegment sales:
Mechanical Products	$ 5	$ 11	$ 4	$ 9	$ 11
Thermal Products	-	317	-	-	727
Electrical Products	24	1	16	41	345
	$29	$329	$20	$50	$1,083
Net revenues from unaffiliated customers (net of intersegment sales)
Mechanical Products	$ 3,947	$2,021	$7,774	$16,477	$ 4,325
Thermal Products	4,830	3,008	4,726	13,068	9,172
Electrical Products	2,528	980	2,760	6,549	1,579
	$11,305	$6,009	$15,260	$36,094	$15,076

Net revenues from unaffiliated customers:
U.S.	$ 4,595	$3,126	$ 5,429	$12,807	$ 7,461
Foreign	6,710	2,883	9,831	23,287	7,615
	$11,305	$6,009	$15,260	$36,094	$15,076

Our consolidated net revenues for the quarter ended September 30, 2010 increased $5.3 million or 88% as compared to the same period in 2009. Compared to the quarter ended June 30, 2010, our consolidated net revenues decreased $4.0 million or 26%. For the quarter ended September 30, 2010, net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $1.9 million or 95%, $1.8 million or 61% and $1.5 million or 158%, respectively, compared to the same period in 2009. Compared to the quarter ended June 30, 2010, the net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $3.8 million or 49% and $232,000 or 8%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $104,000 or 2%.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

The increase in our consolidated net revenues during the third quarter of 2010 as compared to the same period in 2009 reflects continued strong demand in the ATE industry that began in the second half of 2009. During the first half of 2009, we continued to experience a significant decline in demand in all of our product segments. This decline in demand began in the second half of 2008 and worsened significantly as the global economic recession that began in late 2008 continued into 2009. However, as 2009 progressed, the semiconductor industry began to experience increased levels of demand which resulted in increased levels of orders for our products. As a result of the improvement in demand in the semiconductor industry, we experienced sequential quarterly growth in the level of both our orders and net revenues throughout 2009. This sequential quarterly growth continued in the first and second quarters of 2010 with respect to our net revenues. During the second quarter of 2010, however, our total consolidated orders declined $1.8 million or 13% as compared to the first quarter of the year. This decrease was made up of a $2.4 million or 35% decline in orders for our Mechanical Products segment and a $1.0 million or 33% decline in orders for our Electrical Products segment, which was partially offset by an increase in orders for our Thermal Products segment of $1.6 million or 38%. The decrease in the level of our orders in our Mechanical and Electrical Products segments during the second quarter of 2010 resulted in the aforementioned decline in the net revenues of these segments during the third quarter of 2010 as compared to the second quarter of the year. During the third quarter of 2010, we experienced a further decline in the level of our consolidated orders, which decreased $2.4 million or 20% from the level achieved in the second quarter of 2010. Total orders for our Mechanical, Thermal and Electrical Products segments declined $827,000 or 18%, $1.5 million or 26% and $139,000 or 7% during the third quarter of 2010 as compared to the second quarter of the year. As a result, we expect our consolidated net revenues for the fourth quarter of the year to decline from the level of the third quarter. We believe the recent declines in orders in all of our segments during the third quarter of 2010 as compared to the second quarter of the year reflect normal cyclical variation in the ATE industry. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At September 30, 2010, our backlog of unfilled orders for all products was approximately $4.5 million compared with approximately $6.0 million at June 30, 2010 and $3.5 million at September 30, 2009. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2010. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure. The actions we took are discussed in Note 4 to the accompanying consolidated financial statements and in Note 5 to the consolidated financial statements in our 2009 Form 10-K. We continue to explore methods to further reduce our costs and we may incur additional restructuring charges in future periods; however, we cannot predict the amount of such charges at this time.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2010 and 2009, our OEM sales as a percentage of net revenues were 20% and 8%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.8	59.5	51.9	69.1
Gross margin	48.2	40.5	48.1	30.9
Selling expense	12.8	16.4	12.3	21.0
Engineering and product development expense	6.8	8.6	6.2	12.3
General and administrative expense	13.8	19.3	13.0	28.0
Restructuring and other charges	0.0	0.4	0.0	2.4
Operating income (loss)	14.8	(4.2)	16.6	(32.8)
Other income (expense)	0.1	(0.3)	0.0	(0.4)
Earnings (loss) before income tax expense (benefit)	14.9	(4.5)	16.6	(33.2)
Income tax expense (benefit)	0.1	0.0	0.1	0.0
Net earnings (loss)	14.8%	(4.5)%	16.5%	(33.2)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Net Revenues. Net revenues were $11.3 million for the quarter ended September 30, 2010 compared to $6.0 million for the same period in 2009, an increase of $5.3 million or 88%. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Product segments increased $1.9 million or 95%, $1.8 million or 61% and $1.5 million or 158%, respectively, compared to the same period in 2009. We believe the significant increase in our net revenues during the third quarter of 2010 primarily reflects the increased level of demand in the ATE industry in the third quarter of 2010 as compared to the same period in 2009, as previously discussed in the Overview.

During the third quarter of 2010, our net revenues from customers in the U.S. increased 47% and our net revenues from foreign customers increased 133%, respectively, as compared to the same period in 2009. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the increase in net revenues from foreign customers would have been 134%. The higher percentage increase for our foreign customers primarily reflects the increasing number of semiconductor fabrication facilities, including third-party test and assembly houses, which are based overseas.

Gross Margin. Gross margin was 48% for the third quarter of 2010 compared to 41% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Although in absolute dollar terms, our fixed operating costs increased $235,000 during the third quarter of 2010 as compared to the same period in 2009, these costs represented only 14% of net revenues in the third quarter of 2010 compared to 23% of net revenues in the third quarter of 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in the third quarter of 2010. The increase in the absolute dollar value of these costs primarily reflects increased salary and benefits expense due to the reinstatement during 2010 of certain salaries and benefits which had been temporarily reduced during 2009 as a part of our cost containment initiatives. Similar to our fixed operating costs, our direct labor costs increased $113,000 in absolute dollar terms, primarily reflecting the hiring of additional staff as well as an increase in overtime resulting from the significant increase in our production levels. However, these costs decreased slightly as a percentage of net revenues during the third quarter of 2010 as compared to the same period in 2009 as they were more fully absorbed by the higher net revenue levels in the third quarter of 2010. Our charges for obsolete and excess inventory decreased $100,000 in absolute dollar terms. This decrease primarily reflects that more items were falling into our objective criteria and being written off during third quarter of 2009 when our volume of sales was significantly lower as compared to the same period in 2010. As a percentage of net revenues these charges decreased from 3% during the third quarter of 2009 to 1% during the same period in 2010, primarily as a result of the significant increase in net revenue levels during this time period. The decrease as a percentage of net revenues in our fixed operating costs, direct labor and charges for obsolete and excess inventory were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $1.4 million for the third quarter of 2010 compared to $988,000 for the same period in 2009, an increase of $456,000 or 46%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in the third quarter of 2010 as compared to the third quarter of 2009. To a lesser extent, there was also an increase in salary and benefits expense as a result of the aforementioned reinstatement of salaries and benefits during 2010.

Engineering and Product Development Expense. Engineering and product development expense was $767,000 for the third quarter of 2010 compared to $515,000 for the same period in 2009, an increase of $252,000 or 49%. The increase in engineering and product development expense primarily reflects higher salaries and benefits expense as a result of the aforementioned reinstatement of salaries and benefits during 2010.

General and Administrative Expense. General and administrative expense was $1.6 million for the third quarter of 2010 compared to $1.2 million for the same period in 2009, an increase of $394,000 or 34%. This increase primarily reflects the accrual of profit related bonuses on our results for the third quarter of 2010 combined with higher salaries and benefits expense as a result of the aforementioned reinstatement of salaries and benefits during 2010. To a lesser extent, there was also an increase in bad debt expense due to an increase in the amount of past due receivables.

Restructuring and Other Charges. There were no restructuring and other charges for the third quarter of 2010. Restructuring and other charges were $27,000 for the third quarter of 2009. The charges incurred during the third quarter of 2009 represent facility closure costs related to the closing of our Japanese subsidiary.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Other Income (Expense). Other income was $8,000 for the third quarter of 2010 compared to other expense of $18,000 for the third quarter of 2009. The shift to other income in the third quarter of 2010 from other expense in the comparable prior period primarily represents fees paid by one customer to expedite the delivery of an order as well as a reduction in foreign exchange transaction losses in the third quarter of 2010 as compared to the same period in 2009.

Income Tax Expense. For the quarter ended September 30, 2010, we recorded income tax expense of $16,000 compared to income tax expense of $1,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Revenues. Net revenues were $36.1 million for the nine months ended September 30, 2010 compared to $15.1 million for the same period in 2009, an increase of $21.0 million or 139%. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $12.2 million or 281%, $3.9 million or 43% and $5.0 million or 315%, respectively. We believe the significant increase in our net revenues primarily reflects the increased level of demand in the ATE industry in the first nine months of 2010 as compared to the same period in 2009, as previously discussed in the Overview. We believe the higher year over year increases in the net revenues of both our Mechanical and Electrical Products segments reflects that fact that these segments historically have been the first to experience improved demand following a downturn, while our Thermal Products segment has historically trailed these other two segments by approximately six months in experiencing improved demand following a downturn.

During the nine months ended September 30, 2010, our net revenues from customers in the U.S. increased 72% and our net revenues from foreign customers increased 206%, respectively, as compared to the same period in 2009. The impact of changes in foreign currency exchange rates on the increase in net revenues from foreign customers was less than 1%. The higher percentage increase for our foreign customers primarily reflects the increasing number of semiconductor fabrication facilities, including third-party test and assembly houses, which are based overseas.

Gross Margin. Gross margin was 48% for the nine months ended September 30, 2010 compared to 31% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Although in absolute dollar terms, our fixed operating costs increased $245,000 during the first nine months of 2010 as compared to the same period in 2009, these costs represented only 13% of net revenues during the first nine months of 2010 compared to 30% of net revenues during the same period in 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in the first nine months of 2010. The increase in the absolute dollar value of these costs primarily reflects increased salary and benefits expense due to the reinstatement during 2010 of certain salaries and benefits which had been temporarily reduced during 2009 as a part of our cost containment initiatives. This increase was partially offset by higher utilization rates at our machine shop in Cherry Hill, New Jersey combined with lower levels of depreciation and rent. In addition to the decline in our fixed operating costs as a percentage of net revenues, both our charges for obsolete and excess inventory and our direct labor costs also decreased as a percentage of net revenues during the first nine months of 2010 as compared to the same period in 2009. Our charges for obsolete and excess inventory decreased $383,000 in absolute dollar terms, and declined from 5% of net revenues for the first nine months of 2009 to 1% of net revenues for the comparable period in 2010. The $383,000 reduction in these charges primarily reflects that more items were falling into our objective criteria and being written off during the first nine months of 2009 when our volume of sales was significantly lower as compared to the same period in 2010. Although our direct labor costs decreased from 4% of net revenues for the first nine months of 2009 to 3% of net revenues for the comparable period in 2010 as a result of the higher net revenue levels, the absolute dollar amount of these costs increased $288,000 primarily reflecting the hiring of additional staff as well as an increase in overtime resulting from the significant increase in our production levels. The decrease as a percentage of net revenues in our fixed operating costs, charges for obsolete and excess inventory and direct labor were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $4.4 million for the nine months ended September 30, 2010 compared to $3.2 million for the same period in 2009, an increase of $1.3 million or 40%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in the first nine months of 2010 as compared to the first nine months of 2009.

Engineering and Product Development Expense. Engineering and product development expense was $2.3 million for the nine months ended September 30, 2010 compared to $1.8 million for the same period in 2009, an increase of $407,000 or 22%. The increase in engineering and product development expense primarily reflects higher salaries and benefits expense as a result of the aforementioned reinstatement of salaries and benefits during 2010.

General and Administrative Expense. General and administrative expense was $4.7 million for the nine months ended September 30, 2010 compared to $4.2 million for the same period in 2009, an increase of $470,000 or 11%. The increase primarily reflects the accrual of profit related bonuses on our results for the first nine months of 2010. To a lesser extent, there was also an increase in bad debt expense due to an increase in the amount of past due receivables. These increases were partially offset by a reduction in professional fees, primarily reflecting lower accruals for third-party professionals who assist us with our compliance efforts. As a result of recent changes to federal legislation, we are no longer required to have our independent registered public accounting firm ("IRPA") provide us with their opinion on our internal control structure. Prior to this recent change in legislation, we would have been required to obtain this opinion for the first time in 2010. This opinion would have required that an integrated audit be performed by our IRPA.

Restructuring and Other Charges. There were no restructuring and other charges for the nine months ended September 30, 2010. Restructuring and other charges were $356,000 for the first nine months of 2009. The charges incurred during the first nine months of 2009 represent one-time termination benefits and facility closure costs related to workforce reductions and facility closures that were part of our business restructuring initiatives implemented during 2009.

Other Income (Expense). Other expense was $11,000 for the nine months ended September 30, 2010 compared to other expense of $58,000 for the comparable period in 2009, a decrease of $47,000. The decrease primarily represents a decrease in foreign currency losses which was partially offset by a reduction in interest income as a result of lower average cash balances.

Income Tax Expense. For the nine months ended September 30, 2010, we recorded income tax expense of $17,000 compared to an income tax benefit of $6,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2010 was $3.6 million compared to net cash used in operations of $3.5 million for the same period in 2009. The shift from net cash used in operations to net cash provided by operations primarily reflects our net earnings of $6.0 million for the first nine months of 2010 as compared to our net loss of $5.0 million for the first nine months of 2009. During the first nine months of 2010, trade accounts receivable increased $2.5 million and accrued commissions increased $314,000, both of which reflect the significant increase in the level of business during the first nine months of 2010. To a lesser extent, the increase in accounts receivable also reflects certain customers who are taking longer to pay us than they have historically done. Accounts payable decreased $1.0 million during the first nine months of 2010 reflecting the recent decline in the level of our order activity combined with the timing of our payments to vendors. Accrued wages and benefits increased $865,000 during the first nine months of 2010 which primarily reflects the accrual of profit based bonuses on our results for the first half of 2010, and, to a lesser extent, the restoration of salaries and benefits that had been temporarily reduced or suspended as a part of our cost containment efforts during 2008 and 2009. Restricted certificates of deposit increased $250,000 reflecting the purchase of a certificate of deposit which is pledged to support a letter of credit that was issued effective April 1, 2010 in the face amount of $250,000. This letter of credit serves as the security deposit for a lease we have entered into for a facility in Mount Laurel, New Jersey. Our Mechanical Products segment operation and corporate headquarters which is currently located in Cherry Hill, New Jersey will relocate to this smaller facility in the fourth quarter of 2010.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Purchases of property and equipment were $84,000 for the nine months ended September 30, 2010. We have no significant commitments for capital expenditures for the balance of 2010, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. As previously mentioned, we will be relocating the Mechanical Product segment operations and corporate staff currently occupying our Cherry Hill, New Jersey facility into a smaller facility located in Mount Laurel, New Jersey during the fourth quarter of 2010. We are currently in the process of obtaining proposals for the various costs associated with this move and do not yet have a complete estimate of the total capital expenditures that we will incur to complete this move. The landlord for the new Mount Laurel facility will be providing the majority of the tenant improvement dollars for this facility, which we will amortize over the life of the lease as deferred rental expense. We expect to reduce our annual operating expenses by approximately $250,000 per year as a result of the relocation of our Cherry Hill operation to Mount Laurel.

As a result of our acquisition of Sigma as more fully discussed in Note 3 to the consolidated financial statements in our 2009 Form 10-K, we have non-negotiable promissory notes in an aggregate principal amount of $1.5 million outstanding at September 30, 2010. Principal is payable in four equal annual installments of $381,000 beginning on October 6, 2010. We currently plan to retire the entire amount of these notes during the fourth quarter of 2010.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. This facility is secured by pledged certificates of deposit totaling $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011. On April 1, 2010 an additional letter of credit was issued in the face amount of $250,000, as discussed above. This letter of credit is supported by a separate pledged certificate of deposit that is not a part of our secured credit facility.

As of September 30, 2010, we had cash and cash equivalents of $6.2 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2010, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2009 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements at September 30, 2010 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	November 12, 2010	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 12, 2010	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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