Form 10-K
period 2010-12-31
INTEST CORP
filed 2011-03-31
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2010 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________________ to ___________________

Commission File Number 0-22529

inTEST Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	22-2370659 (I.R.S. Employer Identification Number)
804 EAST GATE DRIVE, SUITE 200 MT. LAUREL, NEW JERSEY (Address of Principal Executive Offices)	08054 (Zip Code)
Registrant's telephone number, including area code: (856) 505-8800
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), was: $26,183,645.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2011, was 10,344,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
    costs associated with compliance with new SEC regulations;
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
    stock price fluctuations;
    the anticipated market for our products; and
    other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, including savings we expect to achieve or other effects of any of the foregoing matters.

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

INTRODUCTION

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are used by semiconductor manufacturers in conjunction with automatic test equipment, or ATE, in the testing of integrated circuits, or ICs. Our high performance products are designed to enable semiconductor manufacturers to improve the efficiency of their IC test processes and, consequently, their profitability. We supply our products worldwide to major semiconductor manufacturers and semiconductor test subcontractors directly and through leading ATE manufacturers. Our largest customers include Analog Devices, Inc., ASE, Inc., Cypress Semiconductor Corporation, Emerson Electric Co., Freescale Semiconductor, Inc., Hakuto Co. Ltd., JDS Uniphase Corporation, ST Microelectronics, Inc., Teradyne, Inc. and Texas Instruments Incorporated.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments, as more fully discussed under "Our Segments" below, which consist of our Mechanical Products, Thermal Products and Electrical Products segments.

Business Environment

Changes in global economic conditions affect the demand for products which contain semiconductors which in turn has a significant impact on the demand for ATE. In recent years, the global economy and financial markets experienced extreme disruption which caused a significant weakening in both consumer and business demand for products which contain semiconductors, which in turn caused the ATE utilization rates at our customers to decline materially from normal levels. As a result, we experienced significant declines in the bookings and sales of our products during late 2008 and early 2009. This downward trend reversed in the second half of 2009 and we have experienced significant growth in both the bookings and sales of our products during 2010. We currently expect demand to continue to be strong throughout 2011, although our ability to forecast business cycles remains limited.

As a result of the deterioration in our business in late 2008 and early 2009, we took a number of steps to reduce our fixed operating costs and preserve cash. Our goal was to reduce our fixed cost structure to a level better aligned with the reduced level of demand we were experiencing so that when business conditions improved, we would return to profitability on a lower level of revenues. Our business results improved in late 2009 and throughout 2010, and the benefits of our restructuring efforts enabled us to achieve record profitability during 2010 with strong growth in our working capital. These cost-containment actions and business conditions are more fully discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of industries to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisition of Sigma Systems Corporation ("Sigma"), in October 2008, has significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature and humidity chambers can accommodate large thermal masses and are found in both laboratory and production environments.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2010, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service offices in the U.S., U.K., Germany and Singapore. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

In the last several years we have had to balance our actions to achieve appropriate adjustments to our operating structure and yet meet the needs of our customers in the changing business environment. In addition, we remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' ATE needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Providing Technologically Advanced Solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff is continually engaged in developing new and improved products and manufacturing processes.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., U.K., Germany and Singapore.

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base and, in the case of both the Temptronic acquisition in 2000 and the Sigma acquisition in 2008, provided access to markets that are less sensitive to cyclicality than the ATE market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the ATE market.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, medical/pharmaceutical, electronic, aerospace/defense, communications and consumer electronics. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2010 and 2009 approximately $8.0 million or 17% and $2.5 million or 11%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

Thermal Chambers: Our chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as of -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are priced from $10,000 to $60,000.

Thermal Platforms: Our platforms are available in surface sizes ranging from 7.2 square inches to 396 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning and testing devices with a flat surface. Platforms are available with temperature ranges as broad as -185 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are priced from $6,500 to $65,000.

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $5,000 to $60,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 17 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

Thermal Products: We market our thermal products under the inTEST Thermal Solutions name and sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other industries in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other industries. We visit our distributors regularly and have trained them to sell and service all of our thermal products.

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

Texas Instruments Incorporated accounted for 14% of our consolidated net revenues in both 2010 and 2009, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 49% and 42% of our net revenues in 2010 and 2009, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers include:
Semiconductor Manufacturers	ATE Manufacturers
Analog Devices, Inc.	Teradyne, Inc.
ASE, Inc.
Cypress Semiconductor Corporation	Other
Freescale Semiconductor, Inc.	Emerson Electric Co.
ST Microelectronics, Inc	Hakuto Co. Ltd.
Texas Instruments Incorporated.	JDS Uniphase Corporation

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

MANUFACTURING AND SUPPLY

As of December 31, 2010, our principal manufacturing operations consisted of assembly and testing at our facilities in New Jersey, Massachusetts and California. We had manufacturing operations in Singapore at our inTEST Pte operation through the end of the second quarter of 2009. In April 2009, we approved the suspension of manufacturing operations at our Singapore operation, which had manufactured products for our Mechanical Products segment. All Mechanical Products segment manufacturing is now centralized in our Cherry Hill, New Jersey facility. In January 2011, we relocated our Mechanical Products segment manufacturing operations and our corporate offices to a new, smaller facility in Mt. Laurel, New Jersey.

In December 2009, we consolidated the operations of Sigma from its facility in El Cajon, California to Temptronic's facility in Sharon, Massachusetts. In February 2011, we relocated Temptronic's facility to a new, smaller facility in Mansfield, Massachusetts.

The consolidation and relocations of manufacturing operations were done to reduce our fixed operating costs and streamline operations as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our San Jose, California facility obtained ISO 9001:2000 certification. Neither our New Jersey nor our San Jose, California facility have completed their 2009 ISO audits due to the loss of most of our internal ISO auditors in our reductions in force. As a result, we are no longer ISO 9001 certified, although we continue to employ all the practices embodied in this standard. Our Massachusetts facility completed ISO 9001:2000 certification in November 2004 and upgraded to ISO 9001:2008 in November 2009.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2010, we employed a total of 26 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.0 million in 2010 and $2.4 million in 2009 on engineering and product development, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

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

As of December 31, 2010, we held 53 active U.S. patents and had 16 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2011 and extending through 2027. During 2010, we had six U.S. patents expire and three U.S. patents were issued. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our principal competitors for manipulator products are Esmo AG, Reid-Ashman Manufacturing and Advantest Corporation. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturer Teradyne (who is also our customer) on the sale of docking hardware and manipulators.

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

Our principal competitors for tester interface products are Reid-Ashman Manufacturing, Esmo AG and Integrated Test Corporation.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1.    BUSINESS (Continued)

BACKLOG

At December 31, 2010, our backlog of unfilled orders for all products was approximately $6.1 million compared with approximately $4.6 million at December 31, 2009. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2011. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2010, we had 128 full time employees, including 59 in manufacturing operations, 45 in customer support/operations and 24 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Demand for our products and our operating results depend on worldwide economic conditions and their impact on levels of business and consumer spending. Such conditions deteriorated significantly in many countries and regions in late 2008 and throughout 2009. While economic conditions began to improve during late 2009 in many countries and regions, they still remain below historical levels and may remain depressed for the foreseeable future. More recently, political instability in the Middle East and North Africa has negatively impacted global financial markets. In the past, these uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties could depress future sales of our products and services.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

New statutory and regulatory requirements, tax increases and changes in government spending could adversely affect our operating results.

The federal government has launched an aggressive statutory and regulatory agenda with the goal of enacting social and economic reforms.  This agenda includes health care reform legislation and financial system regulatory reform, as well as proposed climate change and other environmental legislation and regulations. In addition, many state and local governments are faced with budget crises that are causing these bodies to consider enacting significant tax increases, reducing or eliminating the use of net operating loss carryforwards or making significant budget cuts.  Our sales and results of operations may be adversely affected by these new legal requirements and government actions.

It is uncertain how the applicable government agencies will enact the regulations necessary to carry out the statutory requirements.  Accordingly, we cannot determine the costs and other effects of new legal requirements with certainty.  For example, new legislation or regulations may cause us to experience increased costs as a direct result of our compliance efforts.  At this point, we are unable to determine the impact that newly enacted federal healthcare legislation could have on our employer-sponsored medical plans. We may also indirectly experience increased costs to the extent such legal requirements increase the prices of goods and services that we purchase as a result of increased compliance costs to the vendors who provide these costs and services to us or the reduced availability of raw materials that we need to purchase.  In addition, we cannot determine the impact that new legal requirements, tax increases or state and local government spending cuts will have on the business operations of our customers, where significant increases in operating costs due to the costs to comply with new legal requirements or tax increases may reduce their future product development and capital spending budgets, both of which may adversely impact our future revenues and profitability.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

    changes in government regulations; and
    political or economic instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

We have experienced varying levels of product warranty costs and cannot predict the level of such costs that we may incur in future periods.

We accrue product warranty charges quarterly, based upon our historical claims experience. In addition, from time to time, we accrue additional amounts based upon known product warranty issues, such as product retrofits. For the years ended December 31, 2010 and 2009, our product warranty charges were $187,000 and $63,000, or 0.4% and 0.3% of net revenues, respectively. The level of our product warranty charges both in absolute dollars and as a percentage of net revenues is affected by a number of factors including the cyclicality of demand in the ATE industry, the prototype nature of much of our business, the complex nature of many of our products, the introduction of new product "families" which typically have higher levels of warranty claims than existing product families and, at our discretion, providing warranty repairs or replacements to customers after the contractual warranty period has expired in order to promote strong customer relations. If our products have reliability, quality or other problems, or the market perceives our products to be deficient, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses.

Our business is subject to intense competition.

We face significant competition throughout the world in each of our product segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than we do. In order to remain competitive, we must be able to continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. Over the last several years, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price based competition, which could materially adversely affect our business, financial condition and results of operations.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Texas Instruments Inc. accounted for 14% of our consolidated net revenues in both 2010 and 2009, respectively, and Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 49% and 42% of our net revenues in 2010 and 2009, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

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

Our backlog at December 31, 2010 was $6.1 million compared to $4.6 million at December 31, 2009. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced problems with several customers in collecting outstanding accounts receivable due to cash flow difficulties related to the global economic recession.

Historically, the majority of our customers have paid their outstanding accounts receivable due to us within 30 to 60 days of the shipment date. During 2009 and the first half of 2010, as a result of the global economic recession, we have seen many of our customers delay the payment of their outstanding amounts due to us. In addition, we had two customers enter bankruptcy, which caused us to either fully write off or partially write off the outstanding amounts they owed us. Recently, business conditions have improved and, as a result, we have seen our customers return to more historically normal payment patterns. However, should economic or business conditions deteriorate again, we may have additional customers seek relief under bankruptcy that would delay the collection of other outstanding accounts receivable or cause additional write offs of accounts receivable as bad debt. As a result, we may need to begin to factor our accounts receivable or obtain secured lines of credit at interest rates much higher than we have historically been offered for such lines of credit in order to maintain reasonable levels of cash to operate our business.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative effect on our business.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees. During 2009, in response to the significant operating losses we have sustained and in an effort to conserve cash, we implemented workforce reductions, temporary salary reductions and furloughs, reduced or eliminated certain employee benefits and closed facilities. These actions had a negative impact on overall employee morale. In response to improved business conditions, in late 2009, we eliminated all furloughs for employees in our operations and restored salaries for employees and board retainers for directors on January 1, 2010 and restored the 401(k) Plan discretionary matching contribution for all domestic employees on April 1, 2010. In addition, due to improvements in our profitability, we were able to provide salary increases to our employees in 2010 for the first time in several years. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries and maintain employee benefits which have been previously reduced or eliminated, we may not be able to retain our senior management and other key employees. Our business could suffer if we are unable to retain one of more of our senior officers or other key employees.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

selling products that will satisfy customer needs or that will attain market acceptance. Our failure to provide products that effectively and timely meet customer needs or gain market acceptance will negatively affect our business prospects.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2011 and 2027, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

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

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 10% and 14% of consolidated net revenues in 2010 and 2009, respectively. Export sales from our U.S. manufacturing facilities totaled $27.3 million, or 59% of consolidated net revenues, in 2010 and $11.7 million, or 50% of consolidated net revenues, in 2009. We expect our international revenues will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement that law require us to include in our Annual Reports on Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. During our assessment process, if our management identifies one

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 1A. RISK FACTORS (Continued)

or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal control is effective. While our assessment (as reported in Item 9A of this Report) is that our internal control over financial reporting was effective as of December 31, 2010, the effectiveness of our internal control in future periods cannot be assured, and the effectiveness of our internal control over financial reporting may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of any future date, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2010, we leased 6 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2010.
Location at December 31, 2010	Lease Expiration	Approx. Square Footage	Principal Uses	New Location	New Lease Expiration	Approx. Square Footage
Cherry Hill, NJ	9/10*	80,000	Corporate headquarters and Mechanical Products segment operations.	Mt. Laurel, NJ	4/21	54,897
Sharon, MA	2/11	62,400	Thermal Products segment operations.	Mansfield, MA	8/21	52,700
San Jose, CA	4/12	25,088	Electrical Products segment operations.	N/A	N/A	N/A
* On month-to-month extension at December 31, 2010.

We relocated our corporate headquarters and our Mechanical Products segment's design, manufacturing, service and sales operations from our Cherry Hill, New Jersey facility to a 54,897 square foot facility located in Mt. Laurel, New Jersey in January 2011. This lease expires in April 2021. We relocated our Thermal Products segment's design, manufacturing, service and sales operations from our Sharon, Massachusetts facility, to an approximately 52,700 square foot facility located in Mansfield, Massachusetts in February 2011. This lease expires in August 2021.

When the lease for our current facility in San Jose, CA expires in April 2012, we expect to relocate this operation to a smaller facility in the same general area. While we have just begun our search for a new facility for this operation, we believe that adequate space is readily available in this market at rates that are the same or less than the rate we currently pay. All of our facilities have space to accommodate our needs for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   [Removed and Reserved]

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Capital Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2010	High	Low
First Quarter	$2.05	$1.30
Second Quarter	4.65	1.52
Third Quarter	4.34	2.38
Fourth Quarter	3.46	2.15
2009
First Quarter	.38	.11
Second Quarter	.32	.11
Third Quarter	.50	.16
Fourth Quarter	2.26	.31

On March 15, 2011, the closing price for our common stock as reported on the NASDAQ Capital Market was $3.44. As of March 15, 2011, we had 10,344,226 shares outstanding that were held of record by approximately 750 beneficial and record holders.

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
	Years Ended December 31,
	2010	2009	2008	2007	2006
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$46,204	$23,499	$38,790	$48,705	$62,346
Gross margin	22,145	7,813	13,785	18,695	26,307
Operating income (loss)	7,350	(5,046)	(9,440)	(6,853)	3,520
Net earnings (loss)	7,252	(4,843)	(9,133)	(6,739)	2,871
Net earnings (loss) per common share:
Basic	$0.72	$(0.49)	$(0.97)	$(0.73)	$0.32
Diluted	$0.72	$(0.49)	$(0.97)	$(0.73)	$0.31
Weighted average common shares outstanding :
Basic	10,019	9,975	9,465	9,215	9,047
Diluted	10,142	9,975	9,465	9,215	9,188

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 6.   SELECTED FINANCIAL DATA (Continued)
	As of December 31,
	2010	2009	2008	2007	2006
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$ 6,895	$ 2,647	$ 7,137	$12,215	$13,174
Working capital	11,793	6,252	10,680	18,649	20,393
Total assets	21,408	15,144	20,492	27,723	35,759
Long-term debt, net of current portion	-	1,144	1,526	8	16
Total stockholders' equity	16,104	8,594	13,467	21,507	26,822

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" "or anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" for examples of statements made in this Report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors."

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. These industry cycles are difficult to predict and in recent years have become more volatile and, in certain cases, shorter in duration. Because the industry cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
	Years Ended December 31,
Net revenues from unaffiliated customers	2010	2009
Mechanical Products	$20,087	$ 8,593
Thermal Products	18,194	13,448
Electrical Products	7,973	2,760
Intersegment sales	(50)	(1,302)
	$46,204	$23,499
Intersegment sales:
Mechanical Products	$ 9	$ 11
Thermal Products	-	946
Electrical Products	41	345
	$50	$1,302
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$20,078	$ 8,582
Thermal Products	18,194	12,502
Electrical Products	7,932	2,415
	$46,204	$23,499
	Years Ended December 31,
Net revenues from unaffiliated customers:	2010	2009
U.S.	$17,510	$10,072
Foreign	28,694	13,427
	$46,204	$23,499

Our consolidated net revenues for the year ended December 31, 2010 increased $22.7 million or 97% as compared to 2009. For the year ended December 31, 2010, net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Products segments increased $11.5 million or 134%, $5.7 million or 46% and $5.5 million or 228%, respectively, compared to 2009. The increase in our consolidated net revenues during 2010 as compared to 2009 reflects continued strong demand in the ATE industry that began in the second half of 2009. During the first half of 2009, we continued to experience a significant decline in demand in all of our product segments that had begun in the second half of 2008 and worsened significantly as the global economic recession that began in late 2008 continued into 2009. As 2009 progressed, however, the ATE industry began to experience increased levels of demand which resulted in increased levels of orders for our products. The increased level of demand in the ATE industry continued throughout 2010.

Although the level of demand for our products in any given quarter during 2010 exceeded that which we experienced for the comparable quarter during 2009, we experienced fluctuations in the level of our orders and our net revenues on a sequential quarterly basis during 2010. During the first quarter of 2010, our consolidated orders increased $4.6 million or 49%, from the level experienced in the fourth quarter of 2009. However, in the second and third quarters of 2010, we experienced sequential quarterly declines in the level of our consolidated orders of $1.8 million or 13% and $2.4 million or 20%, respectively. This trend reversed in the fourth quarter of 2010 as we experienced a $1.9 million or 19% increase in our orders during the fourth quarter of 2010 as compared to the third quarter of 2010. With respect to our consolidated net revenues, we experienced sequential quarterly increases during the first and second quarters of 2010 of $1.1 million or 13% and $5.7 million or 60%, respectively. This was followed by sequential quarterly declines in the third and fourth quarters of 2010 of $4.0 million or 26% and $1.2 million or 11%, respectively. However, as a result of the increase in our consolidated orders during the fourth quarter of 2010, we currently expect our net revenues during the first quarter of 2011 to exceed the level recorded in the fourth quarter of 2010. Although it currently appears that demand within the ATE industry remains strong, we cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At December 31, 2010, our backlog of unfilled orders for all products was approximately $6.1 million compared with approximately $4.6 million at December 31, 2009. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2011. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and temporary salary and benefits reductions. The actions we took during 2009 are discussed in Note 4 to the accompanying 2010 consolidated financial statements.

We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we offer is affected by a number of factors including the amount of intellectual property (such as

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2010 and 2009, our OEM sales as a percentage of net revenues were 18% and 13%, respectively, and our sales of thermal products in other industries outside the ATE industry as a percentage of net revenues were 17% and 11%, respectively.

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

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. In addition, some of the products manufactured by our Thermal Products segment are used in industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics, defense and medical industries. The results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

The following table sets forth, for the periods indicated, the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues Years Ended December 31,
	2010	2009
Net revenues	100.0%	100.0%
Cost of revenues	52.1	66.8
Gross margin	47.9	33.2
Selling expense	12.4	18.4
Engineering and product development expense	6.6	10.3
General and administrative expense	13.0	23.2
Restructuring and other charges	0.0	2.8
Operating income (loss)	15.9	(21.5)
Other income	0.1	0.7
Earnings (loss) before income tax expense (benefit)	16.0	(20.8)
Income tax expense (benefit)	0.3	(0.2)
Net earnings (loss)	15.7%	(20.6)%

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues. Net revenues were $46.2 million for the year ended December 31, 2010 compared to $23.5 million for the same period in 2009, an increase of $22.7 million or 97%. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $11.5 million or 134%, $5.7 million or 46% and $5.5 million or 228%, respectively. We believe the significant increase in our net revenues primarily reflects the increased level of demand in the ATE industry in 2010 as compared to 2009, as previously discussed in the Overview. We believe the higher year over year increases in the net revenues of both our Mechanical and Electrical Products segments reflects the fact that these segments historically have been the first to experience improved demand following a downturn, while our Thermal Products segment has historically trailed these other two segments by approximately six months in experiencing improved demand following a downturn. Additionally, our Thermal Products segment has historically experienced lower overall percentage increases and decreases in the level of its orders and net revenues throughout the cycles within the ATE industry. We attribute this to both its diversification outside of the ATE market, as previously discussed, as well as to the fact that a portion of this segment's product sales are for use in research and development activities which are still ongoing during industry downturns, although potentially at a reduced level.

During the year ended December 31, 2010, our net revenues from customers in the U.S. increased 74% and our net revenues from foreign customers increased 114%, respectively, as compared to the same period in 2009. The impact of changes in foreign currency exchange rates on the increase in net revenues from foreign customers was less than 1%. The higher percentage increase for our foreign customers primarily reflects the increasing number of semiconductor fabrication facilities, including third-party test and assembly houses, which are based overseas.

Gross Margin. Gross margin was 48% for the year ended December 31, 2010 compared to 33% for the same period in 2009. The improvement in gross margin is primarily the result of a decrease in our fixed operating costs as a percentage of net revenues. Although in absolute dollar terms, our fixed operating costs increased $476,000 during 2010 as compared to 2009, these costs represented only 14% of net revenues during 2010 compared to 25% of net revenues during 2009. The significant decrease as a percentage of net revenues reflects that these costs were more fully absorbed by the much higher net revenue levels in 2010. The increase in the absolute dollar value of these costs primarily reflects increased salary and benefits expense due to the reinstatement during 2010 of certain salaries and benefits which had been temporarily reduced during 2009 as a part of our cost containment initiatives. This increase was partially offset by higher utilization rates at our machine shop in Cherry Hill, New Jersey combined with lower levels of depreciation and rent. In addition to the decline in our fixed operating costs as a percentage of net revenues, both our charges for obsolete and excess inventory and our direct labor costs also decreased as a percentage of net revenues during 2010 as compared to 2009. Our charges for obsolete and excess inventory decreased $679,000 in absolute dollar terms, and declined from 4% of net revenues for 2009 to 1% of net revenues for 2010. The $679,000 reduction in these charges primarily reflects that more items were falling into our objective criteria and being written off during 2009 when our volume of sales was significantly lower as compared to 2010. Although our direct labor costs decreased from 4% of net revenues for 2009 to 3% of net revenues for 2010 as a result of the higher net revenue levels, the absolute dollar amount of these costs increased $324,000 primarily reflecting the hiring of additional staff as well as an increase in overtime resulting from the significant increase in our production levels. The decrease as a percentage of net revenues in our fixed operating costs, charges for obsolete and excess inventory and direct labor were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $5.7 million for year ended December 31, 2010 compared to $4.3 million for the same period in 2009, an increase of $1.4 million or 32%. The increase in selling expense primarily reflects higher levels of commissions as a result of the significant increase in net revenues experienced in 2010 as compared to 2009. To a lesser extent, there was also an increase in accruals for product warranty which were also driven by the higher revenue levels in 2010.

Engineering and Product Development Expense. Engineering and product development expense was $3.0 million for year ended December 31, 2010 compared to $2.4 million for the same period in 2009, an increase of $626,000 or 26%. The increase in engineering and product development expense primarily reflects higher salaries and benefits expense as a result of the aforementioned reinstatement of salaries and benefits during 2010.

General and Administrative Expense. General and administrative expense was $6.0 million for the year ended December 31, 2010 compared to $5.4 million for the same period in 2009, an increase of $589,000 or 11%. The increase primarily reflects the accrual of profit related bonuses on our results for 2010. To a lesser extent there was also an increase in fees paid to our

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Board of Directors and costs associated with our investor relations activities. The level of fees paid to our Board of Directors had been reduced in 2009 as a part of our cost containment initiatives. These fees were reinstated during 2010. These increases were partially offset by a reduction in professional fees, primarily reflecting a reduction in the number and extent of our consultations with our third-party legal counsel regarding various corporate governance and compliance matters.

Restructuring and Other Charges. There were no restructuring and other charges for the year ended December 31, 2010. Restructuring and other charges were $663,000 for the year ended December 31, 2009. The charges incurred during 2009 represent one-time termination benefits and facility closure costs related to workforce reductions and facility closures that were part of our business restructuring initiatives implemented during 2009.

Other Income (Expense). Other income was $50,000 for the year ended December 31, 2010 compared to $151,000 for the comparable period in 2009, a decrease of $101,000. The decrease primarily represents a decrease in foreign currency gains which was partially offset by the recording of a gain on the sale of certain fully depreciated machinery and equipment. During 2009, we recorded a $184,000 foreign exchange transaction gain related to the final dissolution of our subsidiary in Japan during the fourth quarter of that year. There was no similar gain recorded in 2010.

Income Tax Expense. For the year ended December 31, 2010, we recorded income tax expense of $148,000 compared to an income tax benefit of $52,000 for the same period in 2009. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2010 was $6.4 million compared to net cash used in operations of $4.2 million for the same period in 2009. The shift from net cash used in operations to net cash provided by operations primarily reflects our net earnings of $7.3 million for 2010 as compared to our net loss of $4.8 million for 2009. During 2010, accrued wages and benefits increased $1.1 million which primarily reflects the accrual of profit based bonuses on our results for 2010, and, to a lesser extent, the restoration of salaries and benefits that had been temporarily reduced or suspended as a part of our cost containment efforts during 2008 and 2009. Accounts payable decreased $905,000 during 2010, primarily reflecting the timing of our payments to vendors. Trade accounts receivable increased $866,000 and inventory increased $437,000 during 2010 which primarily reflects the increase in the level of business during 2010. Restricted certificates of deposit increased $450,000 reflecting the purchase of certificates of deposit which are pledged to support letters of credit issued as security deposits under two separate lease agreements we entered into during 2010. One of these leases is for a facility in Mt. Laurel, New Jersey to which our operation in Cherry Hill, New Jersey relocated in January 2011. The other lease is for a facility in Mansfield, Massachusetts to which our operation in Sharon, Massachusetts relocated in February 2011.

Purchases of property and equipment were $659,000 for the year ended December 31, 2010. These purchases included rental equipment and a new car for our Thermal Products segment operation in Germany, a new tester for our Electrical Products segment that will be used primarily for quality assurance activities for this operation, and leasehold improvements related to our new facilities in New Jersey and Massachusetts, as previously discussed. We have no significant commitments for capital expenditures for 2011, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As a result of our acquisition of Sigma in October 2008, we had non-negotiable promissory notes in an aggregate principal amount of $1.5 million outstanding as of the end of 2009. These notes were fully repaid during the fourth quarter of 2010.

We have a secured credit facility that provides for maximum borrowings of $250,000. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250,000. This facility is secured by pledged certificates of deposit totaling $250,000. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011. On April 1, 2010 and November 8, 2010, two additional letters of credit were issued in the face amounts of $250,000 and $200,000, respectively. These letters of credit are supported by separate pledged certificates of deposit that are not a part of our secured credit facility.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of December 31, 2010, we had cash and cash equivalents of $6.9 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2010, we recorded an inventory obsolescence charge for excess and obsolete inventory of $344,000.

Goodwill, Intangible and Long-Lived Assets

Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. During the goodwill impairment assessment, we perform a Step I test to identify potential impairment, in which the fair value of a reporting unit is compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. As of December 31, 2010, goodwill was $1.7 million. During 2010, we did not record any impairment charges related to our goodwill.

- 27

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2010, indefinite-lived intangible assets were $510,000. During 2010, we did not record any impairment charges related to our indefinite-lived intangible assets.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2010, finite-lived intangibles and long-lived assets were $1.3 million. During 2010, we did not record any impairment charges related to our long-lived assets.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2010, due to our history of operating losses, we have a 100% valuation allowance against all deferred tax assets, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2010, accrued warranty was $274,000 and we recorded charges related to product warranty of $187,000 for the year then ended.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2010 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2011, or, if our proxy statement is not filed on or before April 29, 2011, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2011, or, if our proxy statement is not filed on or before April 29, 2011, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2011, or, if our proxy statement is not filed on or before April 29, 2011, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2010:
Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	337,000	$3.26	168,750
Equity compensation plans not approved by security holders	-	-	-
Total	337,000	$3.26	168,750

(1)			The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)			The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2011, or, if our proxy statement is not filed on or before April 29, 2011, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2011, or, if our proxy statement is not filed on or before April 29, 2011, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 31, 2011

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2011

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 31, 2011

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 31, 2011

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 31, 2011

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 31, 2011

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 31, 2011

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 31, 2011

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (4)
10.3	Lease between The Irvine Company and the Company dated September 15, 2004. (5)
10.4	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.5	inTEST Corporation 2007 Stock Plan. (7)(*)
10.6	Form of Restricted Stock Grant. (8)(*)
10.7	Form of Stock Option Grant - Director. (8)(*)
10.8	Form of Stock Option Grant - Officer. (8)(*)
10.9	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (9)(*)
10.10	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (9)(*)
10.11	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (10)(*)
10.12	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (10)(*)
10.13	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (11)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (11)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham. (11)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (11)(*)
10.17	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics. (12)
21	Subsidiaries of the Company.
23	Consent of McGladrey & Pullen, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated September 15, 2004, File No. 000-22529, filed October 6, 2004, and incorporated herein by reference.
(6)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MCGLADREY & PULLEN, LLP

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
March 31, 2011

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2010        2009
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $ 6,895    $ 2,647
  Trade accounts receivable, net of allowance for
    doubtful accounts of $150 and $154, respectively                  6,244      5,413
  Inventories                                                         3,489      3,064
  Prepaid expenses and other current assets                             430        377
     Total current assets                                            17,058     11,501
Property and equipment:
  Machinery and equipment                                             3,534      3,377
  Leasehold improvements                                                765        533
     Gross property and equipment                                     4,299      3,910
  Less: accumulated depreciation                                     (3,581)    (3,613)
     Net property and equipment                                         718        297
Goodwill                                                              1,656      1,656
Intangible assets, net                                                1,077      1,212
Restricted certificates of deposit                                      700        250
Other assets                                                            199        228
     Total assets                                                   $21,408    $15,144
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,672    $ 2,576
  Accrued wages and benefits                                          1,779        653
  Accrued professional fees                                             373        375
  Accrued warranty                                                      274        228
  Accrued sales commissions                                             522        315
  Accrued restructuring and other charges                                 -        130
  Other accrued expenses                                                497        455
  Domestic and foreign income taxes payable                              30         18
  Notes payable to stockholder                                            -        381
  Deferred rent                                                         118        118
     Total current liabilities                                        5,265      5,249
Notes payable to stockholder, net of current portion                      -      1,144
Deferred rent, net of current portion                                    39        157
Total liabilities                                                     5,304      6,550

Commitments and Contingencies (Notes 10,11,13 and 16)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,464,505 and 10,193,255 shares issued, respectively              105        102
  Additional paid-in capital                                         25,973     25,798
  Accumulated deficit                                               (10,549)   (17,801)
  Accumulated other comprehensive earnings                            1,311      1,356
  Treasury stock, at cost; 119,029 and 139,299 shares, respectively    (736)      (861)
     Total stockholders' equity                                      16,104      8,594

     Total liabilities and stockholders' equity                     $21,408    $15,144
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2010             2009
                                                          -------          -------
Net revenues                                              $46,204          $23,499
Cost of revenues                                           24,059           15,686
      Gross margin                                         22,145            7,813

Operating expenses:
   Selling expense                                          5,717            4,333
   Engineering and product development expense              3,044            2,418
   General and administrative expense                       6,034            5,445
   Restructuring and other charges                              -              663
      Total operating expenses                             14,795           12,859

Operating income (loss)                                     7,350           (5,046)
                                                          -------          -------
Other income (expense):
   Interest income                                             12               44
   Interest expense                                           (64)             (72)
   Other                                                      102              179
      Total other income                                       50              151
Earnings (loss) before income tax expense (benefit)         7,400           (4,895)
Income tax expense (benefit)                                  148              (52)
                                                          -------          -------
      Net earnings (loss)                                 $ 7,252          $(4,843)
                                                          =======          =======
Net earnings (loss) per common share:
  Basic                                                    $0.72            $(0.49)
  Diluted                                                  $0.72            $(0.49)
Weighted average common shares outstanding:
  Basic                                                 10,019,000        9,975,266
  Diluted                                               10,141,552        9,975,266

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2010             2009
                                                          -------          -------
Net earnings (loss)                                       $ 7,252          $(4,843)
Reclassification of cumulative translation adjustment
  upon dissolution of foreign subsidiary                        -             (184)
Foreign currency translation adjustments                      (45)              21
                                                          -------          -------
Comprehensive earnings (loss)                             $ 7,207          $(5,006)
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                            Accumulated
                                   Common Stock   Additional                   Other                  Total
                                -----------------  Paid-In    Accumulated  Comprehensive  Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit        Earnings     Stock      Equity
                                ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2009        10,209,005  $ 102   $25,665    $(12,958)      $1,519      $  (861)     $13,467

Net loss                                 -      -         -      (4,843)           -            -       (4,843)
Other comprehensive earnings             -      -         -           -         (163)           -         (163)
Amortization of deferred
  compensation related to
  restricted stock                       -      -       133           -            -            -          133
Forfeiture of non-vested
  shares of restricted stock       (15,750)     -         -           -            -            -            -
                                ----------  -----   -------    --------       ------      -------      -------
Balance, December 31, 2009      10,193,255    102    25,798     (17,801)       1,356         (861)       8,594

Net income                               -      -         -       7,252            -            -        7,252
Other comprehensive loss                 -      -         -           -          (45)           -          (45)
Issuance of non-vested shares
  of restricted stock              273,750      3        (3)          -            -            -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -       228           -            -            -          228
Forfeiture of non-vested
  shares of restricted stock        (2,500)     -         -           -            -            -            -
Issuance of 20,270 shares of
  treasury stock to satisfy
  profit sharing liability               -      -       (50)          -            -          125           75
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2010      10,464,505  $ 105   $25,973    $(10,549)      $1,311      $  (736)     $16,104
                                ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2010             2009
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                     $ 7,252          $(4,843)
  Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                             395              501
    Foreign exchange (gain) loss                                               20              (63)
    Amortization of deferred compensation related to restricted stock         228              133
    Profit sharing expense funded through the issuance of treasury stock       75                -
    (Gain) loss on sale of fixed assets                                       (33)              36
    Proceeds from sale of demonstration equipment, net of gain                  8                6
    Changes in assets and liabilities:
      Trade accounts receivable                                              (866)          (1,544)
      Inventories                                                            (437)           1,130
      Prepaid expenses and other current assets                               (54)             430
      Restricted certificates of deposit                                     (450)            (250)
      Other assets                                                             23              721
      Accounts payable                                                       (905)             748
      Accrued wages and benefits                                            1,134             (903)
      Accrued professional fees                                                (1)             (17)
      Accrued warranty                                                         46              (53)
      Accrued sales commissions                                               207              155
      Accrued restructuring and other charges                                (130)             (11)
      Other accrued expenses                                                   43              (96)
      Domestic and foreign income taxes payable                                12             (154)
      Deferred rent                                                          (118)            (118)
                                                                          -------          -------
Net cash provided by (used in) operating activities                         6,449           (4,192)
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (659)             (86)
                                                                          -------          -------
Net cash used in investing activities                                        (659)             (86)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable to stockholder                                (1,525)               -
  Repayment of capital lease obligations                                        -               (9)
                                                                          -------          -------
Net cash used in financing activities                                      (1,525)              (9)
                                                                          -------          -------
Effects of exchange rates on cash                                             (17)            (203)
                                                                          -------          -------
Net cash provided by (used in) all activities                               4,248           (4,490)
Cash and cash equivalents at beginning of period                            2,647            7,137
                                                                          -------          -------
Cash and cash equivalents at end of period                                $ 6,895          $ 2,647
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   135          $   130
  Interest                                                                     76               74

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of non-vested shares of restricted stock                         $   448

Forfeiture of non-vested shares of restricted stock                       $   (11)         $   (64)

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

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patents and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense was $62 and $45 for the years ended December 31, 2010 and 2009, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts. The estimated fair value of our notes payable to stockholder at December 31, 2009 approximates its carrying value based upon the rates offered to us for similar type arrangements.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $344 and $1,023 for the years ended December 31, 2010 and 2009, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $261 and $366 for the years ended December 31, 2010 and 2009, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Standards Codification ("ASC") Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 15.

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

Foreign Currency

For our foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings (loss) in stockholders' equity. Transaction gains or losses are included in net earnings (loss). For the years ended December 31, 2010 and 2009, foreign currency transaction gains (losses) were $(20) and $63. The amount recorded in 2009 includes a $184 foreign currency translation adjustment related to the final dissolution of our subsidiary located in Japan, as more fully discussed in Note 4.

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
	Years Ended December 31,
	2010	2009
Weighted average common shares outstanding - basic	10,019,000	9,975,266
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	122,552	-
Weighted average common shares outstanding - diluted	10,141,552	9,975,266
Average number of potentially dilutive securities excluded from calculation	422,260	497,469
Weighted average exercise price of excluded securities	$3.42	$3.57

Effect of Authoritative Accounting Guidance Not Yet Adopted

In December 2010, the Financial Accounting Standards Board (the "FASB") issued an amendment to goodwill impairment testing. The amendment modifies Step I of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step II of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate any impact from the adoption of this guidance since we do not have any reporting units with zero or negative carrying amounts at December 31, 2010.

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will adopt this guidance in the event we consummate a business acquisition in the future.

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In July 2010, the FASB issued an amendment to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class, if applicable. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This amendment is effective for interim periods and fiscal years ending after December 15, 2010 and did not have any impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to an accounting standard regarding disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not have any impact on our consolidated financial statements.

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Indefinite Life Intangible Assets

As of December 31, 2010 and 2009, our goodwill totaled $1,656 and our indefinite life intangible assets totaled $510. Our indefinite life intangible assets consist of trademarks. This goodwill and these intangible assets are a result of our acquisition of Sigma in October 2008 and are allocated to our Thermal Products reporting unit.

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2010 and 2009, we assessed our goodwill and indefinite life intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. In both 2010 and 2009, the discount rate used for the discounted cash flows was 16%. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

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

During the goodwill impairment assessment in both 2010 and 2009, we performed a step I test to identify potential impairment, in which the fair value of the reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 6% or $593 at December 31, 2010 and by 14% or $769 at December 31, 2009.

During the indefinite life intangible asset impairment assessment in both 2010 and 2009, we compared the fair value of our intangible assets with their carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2010 and 2009.

Finite-lived Intangible Assets

As of December 31, 2010 and 2009, we had finite-lived intangible assets which totaled $567 and $701, respectively, net of accumulated amortization of $303 and $169, respectively. At December 31, 2010 and 2009, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of December 31, 2010, these assets had remaining estimated useful lives of 45 months, 93 months, and 33 months, respectively. These intangible assets are allocated to our Thermal Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Please see "Impairment of Long-Lived Assets and Finite-Lived Intangible Assets" below for the results of our assessment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2010 and 2009, respectively:
	2010	2009
Balance - Beginning of period	$701	$836
Amortization	(134)	(135)
Balance - End of period	$567	$701

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2011	$135
2012	$135
2013	$123
2014	$ 73
2015	$ 27

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

2010 Assessments
During 2010, we did not review our long-lived assets for impairment as we determined that there were no events or changes in business circumstances that indicated the need for such a review.

2009 Assessments
During December 2009, due to the continued operating losses experienced during 2009 in all of our segments, we assessed the long-lived assets of all our segments for impairment. Our assessment indicated that the finite-lived intangible assets and property and equipment that are allocated to these segments were not impaired.

(4)   RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and temporary salary and benefits reductions. The actions taken in 2009 are discussed below.

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

Our restructuring costs for the year ended December 31, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - December 31, 2010	$ -

Our restructuring costs for the year ended December 31, 2009 are summarized as follows:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   RESTRUCTURING AND OTHER CHARGES (Continued)
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

(5)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 14% of our consolidated net revenues in both 2010 and 2009. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the years ended December 31, 2010 and 2009, no other customer accounted for 10% or more of our consolidated net revenues.

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2010	2009
Raw materials	$2,268	$2,176
Work in process	385	285
Inventory consigned to others	223	72
Finished goods	613	531
	$3,489	$3,064

(7)  OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following:

	December 31,
	2010	2009
Accrued repairs	$205	$153
Accrued customer obligations	84	92
Accrued rent	83	147
Other	125	63
	$497	$455

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   DEBT

Notes Payable to Stockholder

At December 31, 2009, as a result of our acquisition of Sigma, we had non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding. We fully repaid these notes during the fourth quarter of 2010. These notes bore interest at the prime rate plus 1.25% and were secured by the assets of Sigma. Interest was payable annually commencing on the anniversary of closing.

Line of Credit

At each of December 31, 2010 and December 31, 2009, we have a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility is secured by pledged certificates of deposit totaling $250. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011.

Letters of Credit

At each of December 31, 2010 and December 31, 2009, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expired January 1, 2011 and was renewed for an additional year. The terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends February 28, 2011.

At each of December 31, 2010 and December 31, 2009, we also had an outstanding letter of credit in the amount of $50. This letter of credit was issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2011, however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

On April 1, 2010, an additional letter of credit in the amount of $250 was issued. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $250. This letter of credit was issued as a security deposit under a lease that we have entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

On November 8, 2010, an additional letter of credit in the amount of $200 was issued. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $200. This letter of credit was issued as a security deposit under a lease that we have entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 8, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

(9)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   LEASEHOLD IMPROVEMENTS AND DEFERRED RENT (Continued)

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2010 and 2009 was $118 and $118, respectively.

(10)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2010 and 2009 was $1,388 and $1,664, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as accrued rent which is included in other accrued expenses on our balance sheet.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2010 are as follows:
2011	$ 926
2012	$ 950
2013	$ 855
2014	$ 861
2015	$ 867
Thereafter	$5,412
$9,871

(11)   GUARANTEES

Product Warranties

Warranty expense for the years ended December 31, 2010 and 2009 was $187 and $63, respectively. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2010 and 2009:
	2010	2009
Balance - Beginning of period	$ 228	$ 281
Payments made under warranty	(141)	(116)
Accruals for product warranty	187	63
Balance - End of period	$ 274	$ 228

(12)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. The cumulative amount of undistributed earnings of certain of our foreign subsidiaries which we consider to be permanently reinvested and, as a result, for which U.S. income taxes have not been provided was $1,665 and $1,373 at December 31, 2010 and 2009, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

Earnings (loss) before income taxes was as follows:
	Years Ended December 31,
	2010	2009
Domestic	$7,053	$(3,820)
Foreign	347	(1,075)
	$7,400	$(4,895)

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2010	2009
Current
Domestic -- Federal	$ -	$ -
Domestic -- state	157	(20)
Foreign	(9)	(32)
	148	(52)
Deferred	-	-
Income tax expense (benefit)	$148	$ (52)

During 2009, we repatriated $21 in foreign earnings for which no U.S. income taxes had previously been provided as we had considered these amounts to be permanently reinvested. There was no tax effect of this distribution as it was offset by our net operating loss carryforwards.

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009:
	December 31,
Deferred tax assets:	2010	2009
Net operating loss (Federal, state and foreign)	$3,268	$6,565
Depreciation of property and equipment	993	1,131
Foreign tax credit carryforward	834	836
Inventories	254	320
Accrued vacation pay	126	74
Accrued warranty	64	64
Allowance for doubtful accounts	55	58
Accrued bonuses	-	5
Other	46	62
	5,640	9,115
Valuation allowance	(5,153)	(8,599)
Deferred tax assets	487	516
Deferred tax liabilities:
Net intangible assets	(409)	(460)
Unremitted earnings of foreign subsidiaries	(78)	(56)
Accrued royalty income	-	-
Deferred tax liabilities	(487)	(516)
Net deferred tax asset	$ -	$ -

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

The valuation allowance for deferred tax assets as of the beginning of 2010 and 2009 was $8,599 and $7,159, respectively. The net change in the valuation allowance for the years ended December 31, 2010 and 2009 was a decrease of $3,446 and an increase of $1,440, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2030. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we believe it is more likely than not that we will not realize the benefit of the deferred tax asset and, as a result, have recorded a full valuation allowance at December 31, 2010.

An analysis of the effective tax rate for the years ended December 31, 2010 and 2009 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2010	2009
Expected income tax (benefit) provision at U.S. statutory rate	$2,516	$(1,664)
Increase (decrease) in tax from:
Effects of NOL and tax credit carryforwards and changes in valuation allowance	(2,584)	1,345
State tax expense (credit)	104	(13)
Nondeductible expenses	90	98
Foreign income tax rate differences	22	(50)
Repatriation of international earnings	-	225
Tax impact of liquidation of foreign subsidiary	-	7
Income tax expense (benefit)	$ 148	$ (52)

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2010 and 2009, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2007 and thereafter are subject to examination by the relevant taxing authorities.

(13)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(14)  RELATED PARTY TRANSACTIONS

On June 30, 2005, in connection with the closing of our U.K. manufacturing operation, we sold certain assets of this operation, including the machine shop assets, to the then managing director of our U.K. manufacturing operation for $132. In connection with this transaction, we took back a $132 note receivable with a five-year term with interest payable quarterly at the rate of

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  RELATED PARTY TRANSACTIONS (Continued)

4.5%. During 2010, we extended the term of this note to June 30, 2011. At December 31, 2010 and 2009, the balance outstanding under this note receivable was $6 and $19, respectively, and is included in Other Assets on our balance sheet.

As of December 31, 2009, we had notes payable in the aggregate amount of $1,525 to one of our stockholders. These notes payable are a result of our acquisition of Sigma. We fully repaid these notes during the fourth quarter of 2010.

(15)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2010 and 2009, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock may be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2010, 168,750 shares remain available to grant under the 2007 Stock Plan.

We have not granted any stock options during 2010 or 2009. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2010, total compensation expense to be recognized in future periods was $397. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.9 years.

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2010:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009 (420,000 exercisable)	420,000	$3.44
Granted	-	-
Exercised	-	-
Canceled	(12,000)	3.29
Options outstanding, December 31, 2009 (408,000 exercisable)	408,000	3.45
Granted	-	-
Exercised	-	-
Canceled	(71,000)	4.13
Options outstanding, December 31, 2010 (337,000 exercisable)	337,000	3.26

The following table summarizes information about stock options outstanding at December 31, 2010:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2009	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$2.99 - $3.35	297,000	1.99 years	$3.09	$ -
$3.61 - $4.00	25,000	1.37 years	$3.70	-
$5.66 - $6.13	15,000	2.76 years	$5.82	-
	337,000		$3.26	$ -

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  STOCK-BASED COMPENSATION PLAN (Continued)

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $2.55 at December 31, 2010, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2010 and 2009, respectively, related to nonvested shares:
	Years Ended December 31,
	2010	2009
Cost of revenues	$ 11	$ 5
Selling expense	18	11
Engineering and product development expense	42	24
General and administrative expense	157	93
	$228	$133

There was no compensation expense capitalized in 2010 or 2009. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2010:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2009	119,000	$4.14
Granted	-	-
Vested	(36,750)	4.12
Forfeited	(15,750)	4.09
Nonvested shares outstanding, December 31, 2009	66,500	4.14
Granted	273,750	1.64
Vested	(34,500)	4.11
Forfeited	(2,500)	4.24
Nonvested shares outstanding, December 31, 2010	303,250	1.89

The total fair value of the shares that vested during the years ended December 31, 2010 and 2009 was $81 and $6, respectively, as of the vesting dates of these shares.

(16)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). Sigma, which we acquired in October 2008, also had a defined contribution 401(k) plan for its employees. Effective February 1, 2009, we merged the defined contribution 401(k) plan of Sigma into the inTEST 401(k) Plan. All permanent employees of inTEST Corporation, inTEST Silicon Valley Corp and Sigma who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest over four years. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. Effective January 1, 2009, we suspended matching contributions for the domestic operations within our Mechanical and Electrical Products segments. Sigma, which is included in our Thermal Products segment, continued to match employee contributions throughout 2009. Effective April 1, 2010, we reinstated the matching contributions for the domestic operations within our Mechanical and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  EMPLOYEE BENEFIT PLANS (Continued)

Electrical Products segments. For the years ended December 31, 2010 and 2009, we contributed $162 and $17 to the plan, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation, inTEST Silicon Valley Corporation and Sigma employees. Effective April 1, 2009, we suspended matching contributions. Effective April 1, 2010, we reinstated matching contributions. For the years ended December 31, 2010 and 2009, Temptronic contributed $54 and $18 to the plan, respectively.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Effective April 1, 2010, profit sharing contributions were reinstated. Accruals for profit sharing contributions totaling $225 and $0 were made during 2010 and 2009, respectively. Through December 31, 2010, we had made a total of $1,553 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

(17)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products.

The Mechanical Products segment includes the operations of our Cherry Hill, New Jersey manufacturing facility and the operations of Diamond, which we acquired in July 2008. In addition, in 2009, our Mechanical Products segment included the operations of two of our foreign subsidiaries: inTEST KK (Japan) and inTEST Pte, Limited (Singapore). As discussed more fully in Note 4, we closed inTEST KK during the fourth quarter of 2009. In addition, we reduced our workforce significantly at inTEST Pte and have centralized the manufacturing of all Mechanical Products in our Cherry Hill, New Jersey manufacturing facility. As a result of this workforce reduction and centralization of manufacturing operations, the remaining operations at inTEST Pte are primarily the sale and servicing of Thermal Products. Accordingly, effective January 1, 2010, this operation is included in our Thermal Products segment for reporting and we have reclassified the 2009 segment disclosures to reflect this change. Sales of our Mechanical Products segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market. In addition, this segment provides post warranty service and support for various ATE equipment.

The Thermal Products segment includes the operations of Temptronic Corporation in Sharon, Massachusetts, Temptronic GmbH (Germany) and Sigma, which we acquired in October 2008. As noted above, effective January 1, 2010, this segment also includes the operations of inTEST Pte, Limited and we have reclassified the 2009 segment disclosures to reflect this change. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

The Electrical Products segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products which we design, manufacture and market.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION (Continued)

automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2010	2009
Mechanical Products	$20,087	$ 8,593
Thermal Products	18,194	13,448
Electrical Products	7,973	2,760
Intersegment sales	(50)	(1,302)
	$46,204	$23,499
Intersegment sales:
Mechanical Products	$ 9	$ 11
Thermal Products	-	946
Electrical Products	41	345
	$ 50	$1,302
Depreciation/amortization:
Mechanical Products	$ 24	$ 31
Thermal Products	362	467
Electrical Products	9	3
	$395	$501
Operating income (loss):
Mechanical Products	$3,180	$(1,872)
Thermal Products	2,280	(2,324)
Electrical Products	2,083	(886)
Corporate	(193)	36
	$7,350	$(5,046)
Earnings (loss) before income taxes:
Mechanical Products	$3,256	$(1,784)
Thermal Products	2,273	(2,236)
Electrical Products	2,064	(911)
Corporate	(193)	36
	$7,400	$(4,895)
Income tax expense (benefit):
Mechanical Products	$74	$(16)
Thermal Products	33	(36)
Electrical Products	45	-
Corporate	(4)	-
	$148	$(52)
Net earnings (loss):
Mechanical Products	$3,182	$(1,768)
Thermal Products	2,240	(2,200)
Electrical Products	2,019	(911)
Corporate	(189)	36
	$7,252	$(4,843)
Capital expenditures:
Mechanical Products	$139	$ 2
Thermal Products	408	65
Electrical Products	112	19
	$659	$86

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION (Continued)
	December 31,
Identifiable assets:	2010	2009
Mechanical Products	$ 7,617	$ 5,004
Thermal Products	11,315	8,954
Electrical Products	2,476	1,186
	$21,408	$15,144

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2010	2009
U.S.	$17,510	$10,072
Foreign	28,694	13,427
	$46,204	$23,499
	December 31,
Long-lived assets:	2010	2009
U.S.	$359	$200
Foreign	359	97
	$718	$297

(18)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2010. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/10	6/30/10	9/30/10	12/31/10	Total
Net revenues	$ 9,529	$15,260	$11,305	$10,110	$46,204
Gross margin	4,537	7,368	5,452	4,788	22,145
Earnings before income tax expense	1,115	3,166	1,694	1,425	7,400
Income tax expense (benefit)	3	(2)	16	131	148
Net earnings	1,112	3,168	1,678	1,294	7,252

Net earnings per common share - basic	$0.11	$0.32	$0.17	$0.13	$0.72
Weighted average common shares outstanding - basic	9,993,089	10,006,956	10,033,034	10,042,226	10,019,000
Net earnings per common share - diluted	$0.11	$0.31	$0.17	$0.13	$0.72
Weighted average common shares outstanding - diluted	9,998,892	10,186,364	10,194,580	10,183,760	10,141,552

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/09(1)	6/30/09(2)	9/30/09(3)	12/31/09(4)	Total
Net revenues	$ 4,395	$ 4,672	$ 6,009	$ 8,423	$23,499
Gross margin	803	1,416	2,432	3,162	7,813
Earnings (loss) before income tax expense (benefit)	(2,754)	(1,960)	(277)	96	(4,895)
Income tax expense (benefit)	1	(8)	1	(46)	(52)
Net earnings (loss)	(2,755)	(1,952)	(278)	142	(4,843)

Net earnings (loss) per common share - basic	$(0.28)	$(0.20)	$(0.03)	$0.01	$(0.49)
Weighted average common shares outstanding - basic	9,956,989	9,973,225	9,982,972	9,987,456	9,975,266
Net earnings (loss) per common share - diluted	$(0.28)	$(0.20)	$(0.03)	$0.01	$(0.49)
Weighted average common shares outstanding - diluted	9,956,989	9,973,225	9,982,972	9,987,456	9,975,266

(1)	The quarter ended March 31, 2009 included $60 of restructuring charges.
(2)	The quarter ended June 30, 2009 included $269 of restructuring charges.
(3)	The quarter ended September 30, 2009 included $27 of restructuring charges.
(4)	The quarter ended December 31, 2009 included $307 of restructuring charges.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2009
Allowance for doubtful accounts	148	45	(39)	154
Warranty reserve	281	63	(116)	228

Year Ended December 31, 2010
Allowance for doubtful accounts	154	62	(66)	150
Warranty reserve	228	187	(141)	274