Form 10-Q
period 2011-03-31
INTEST CORP
filed 2011-05-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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
Mt. Laurel, New Jersey 08054
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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2011:

10,364,606

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2011 and 2010	3
	Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2011	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6 - 16

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22 - 23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	[Removed and Reserved]	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24
Index to Exhibits		24

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2011       2010
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 5,248    $ 6,895
  Trade accounts receivable, net of allowance for doubtful
    accounts of $151 and $150, respectively                            8,833      6,244
  Inventories                                                          4,003      3,489
  Prepaid expenses and other current assets                              267        430
     Total current assets                                             18,351     17,058
Property and equipment:
  Machinery and equipment                                              3,627      3,534
  Leasehold improvements                                                 507        765
     Gross property and equipment                                      4,134      4,299
  Less: accumulated depreciation                                      (2,891)    (3,581)
     Net property and equipment                                        1,243        718

Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,043      1,077
Restricted certificates of deposit                                       700        700
Other assets                                                             211        199
     Total assets                                                    $23,204    $21,408
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,325    $ 1,672
  Accrued wages and benefits                                           1,296      1,779
  Accrued professional fees                                              358        373
  Accrued warranty                                                       298        274
  Accrued sales commissions                                              578        522
  Other accrued expenses                                                 687        497
  Domestic and foreign income taxes payable                               33         30
  Deferred rent                                                          118        118
     Total current liabilities                                         5,693      5,265

Deferred rent, net of current portion                                     10         39
     Total liabilities                                                 5,703      5,304
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 and 10,464,505 shares issued, respectively               105        105
  Additional paid-in capital                                          26,051     25,973
  Accumulated deficit                                                 (9,292)   (10,549)
  Accumulated other comprehensive earnings                             1,373      1,311
  Treasury stock, at cost; 119,029 and 119,029 shares, respectively     (736)      (736)
     Total stockholders' equity                                       17,501     16,104
     Total liabilities and stockholders' equity                      $23,204    $21,408
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2011      2010
                                                                    --------  --------

Net revenues                                                         $11,704   $ 9,529
Cost of revenues                                                       6,611     4,992
                                                                     -------   -------
Gross margin                                                           5,093     4,537
                                                                     -------   -------

Operating expenses:
  Selling expense                                                      1,385     1,229
  Engineering and product development expense                            813       701
  General and administrative expense                                   1,634     1,481
                                                                     -------   -------
Total operating expenses                                               3,832     3,411
                                                                     -------   -------
Operating income                                                       1,261     1,126
                                                                     -------   -------
Other income (expense):
Interest income                                                            3         3
Interest expense                                                          (1)      (18)
Other                                                                     54         4
                                                                     -------   -------
Total other income (expense)                                              56       (11)
                                                                     -------   -------
Earnings before income tax expense                                     1,317     1,115
Income tax expense                                                        60         3
                                                                     -------   -------

Net earnings                                                         $ 1,257   $ 1,112
                                                                     =======   =======

Net earnings per common share - basic                                  $0.13     $0.11

Weighted average common shares outstanding - basic                10,067,748 9,993,089

Net earnings per common share - diluted                                $0.12     $0.11

Weighted average common shares and common share
 equivalents outstanding - diluted                                10,266,644 9,998,892

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2011       2010
                                                                --------   -------
Net earnings                                                     $1,257     $1,112

Foreign currency translation adjustments                             62        (54)
                                                                 ------     ------

Comprehensive earnings                                           $1,319     $1,058
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                          Accumulated           Total
                                  Common Stock   Additional                 Other               Stock-
                                ----------------   Paid-In   Accumulated Comprehensive Treasury holders'
                                 Shares   Amount   Capital     Deficit     Earnings     Stock   Equity
                               ---------- ------ ----------  ----------- ------------- -------- -------

Balance, January 1, 2011       10,464,505  $ 105   $25,973    $(10,549)     $1,311      $(736)  $16,104

Net earnings                            -      -         -       1,257           -          -     1,257

Other comprehensive earnings            -      -         -           -          62          -        62

Amortization of deferred
compensation related
to restricted stock                     -      -        48           -           -          -        48

Stock options exercised            10,000      -        30           -           -          -        30

Forfeiture of non-vested
shares of restricted stock        (11,250)     -         -           -           -          -         -
                               ----------  -----   -------    --------      ------      -----   -------

Balance, March 31, 2011        10,463,255  $ 105   $26,051    $ (9,292)     $1,373      $(736)  $17,501
                               ==========  =====   =======    ========      ======      =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ------------------
                                                                                   2011       2010
                                                                                 -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                                     $ 1,257    $ 1,112
Adjustments to reconcile net earnings to net cash provided
 by (used in) operating activities:
  Depreciation and amortization                                                      104         95
  Foreign exchange (gain) loss                                                        (9)         5
  Amortization of deferred compensation related to restricted stock                   48         40
  Gain on sale of property and equipment                                             (40)         -
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (2,576)    (1,153)
    Inventories                                                                     (504)      (563)
    Prepaid expenses and other current assets                                        164        (20)
    Restricted certificates of deposit                                                 -       (250)
    Other assets                                                                      (5)         1
    Accounts payable                                                                 653        479
    Accrued wages and benefits                                                      (492)       422
    Accrued professional fees                                                        (16)         5
    Accrued warranty                                                                  23        (17)
    Accrued sales commissions                                                         56         90
    Accrued restructuring and other charges                                            -        (97)
    Other accrued expenses                                                           190        177
    Domestic and foreign income taxes payable                                          3          2
    Deferred rent                                                                    (29)       (29)
                                                                                 -------    -------
Net cash provided by (used in) operating activities                               (1,173)       299
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment                                                 (574)       (54)
Proceeds from sale of property and equipment                                          40          -
                                                                                 -------    -------
Net cash used in investing activities                                               (534)       (54)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock options exercised                                                 30          -
                                                                                 -------    -------
Net cash provided by financing activities                                             30          -
                                                                                 -------    -------
Effects of exchange rates on cash                                                     30        (19)
                                                                                 -------    -------
Net cash provided by (used in) all activities                                     (1,647)       226
Cash and cash equivalents at beginning of period                                   6,895      2,647
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $ 5,248    $ 2,873
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $    26     $    1
  Interest                                                                       $     -     $    -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                                $     -     $  355
Forfeiture of non-vested shares of restricted stock                              $   (20)    $  (11)

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011 (the "2010 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $86 and $142 for the three months ended March 31, 2011 and 2010, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that, other than the filing of the shelf registration statement on Form S-3 discussed below, there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended March 31, 2011.

On May 4, 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the offering, from time to time, of securities to be issued by us. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $30,000 of common stock, preferred stock, warrants, debt securities and/or units, conducted in one or more offerings while the shelf registration statement is effective. The specific terms of any particular securities that we may offer will be determined at the time of such offering and will be described in a separately filed prospectus supplement at the time of such offering. Any offering under the registration statement will be subject to the requirement that the amount of securities offered and sold during any period of twelve months immediately prior to and including such sale may not exceed one-third of the aggregate market value of the common equity held by non-affiliates. We do not have any immediate plans to offer or sell our securities under the shelf registration statement. We intend to use the proceeds from any sale of securities under the registration statement for possible acquisition of businesses, technologies or products that are complementary to our existing businesses or other general corporate purposes, which may include working capital. At the present time, we have no specific plans or agreements with respect to any acquisition and are

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not engaged in any negotiations regarding any acquisition. On May 12, 2011, we received correspondence from the Securities and Exchange Commission indicating that it will not conduct a review of the shelf registration on Form S-3 and that we were permitted to request acceleration of the effective date of this registration statement.

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

Restructuring and Other Charges

We recognize a liability for restructuring charges at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize these charges when we have vacated the premises. In addition, as a result of plans to consolidate excess facilities, we may incur other associated costs such as charges to relocate inventory, equipment or personnel. We recognize charges for other associated costs when these costs are incurred, which is generally when the goods or services have been provided to us. Assets that may be impaired consist of property, plant and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset.

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

For the quarters ended March 31, 2011 and 2010, we recorded income tax expense of $60 and $3, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings Per Common Share

Net earnings per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings per common share - diluted is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

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
	Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding -- basic	10,067,748	9,993,089
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	198,896	5,803
Weighted average common shares and common share equivalents outstanding -- diluted	10,266,644	9,998,892

Average number of potentially dilutive securities excluded from calculation	59,950	452,562
Weighted average exercise price of excluded securities	$4.56	$3.62

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board (the "FASB") issued an amendment to an accounting standard regarding disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not have any impact on our consolidated financial statements.

In July 2010, the FASB issued an amendment to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class, if applicable. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This amendment is effective for interim periods and fiscal years ending after December 15, 2010. The adoption of this amendment did not have any impact on our consolidated financial statements.

In December 2010, the FASB issued an amendment to goodwill impairment testing. The amendment modifies Step I of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step II of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance did not have any impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will implement this guidance in the event we consummate a business acquisition in the future.

(3)  GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2011 and December 31, 2010, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma Systems Corp. ("Sigma") in October 2008 and are allocated to our Thermal Products reporting unit.

As of March 31, 2011 and December 31, 2010, we had finite-lived intangible assets which totaled $533 and $567, net of accumulated amortization of $337 and $303, respectively. At March 31, 2011 and December 31, 2010 we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of March 31, 2011, these assets had remaining estimated useful lives of 42 months, 90 months, and 30 months, respectively. These intangible assets are allocated to our Thermal Products segment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2011:
Balance - January 1, 2011	$567
Amortization	(34)
Balance - March 31, 2011	$533

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2011	$135
2012	$135
2013	$123
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

During three months ended March 31, 2011 and 2010, we did not record any restructuring charges. Changes in our liability for restructuring and other charges for the three months ended March 31, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Accruals for one-time termination benefits and facility closure costs	-
Severance and other cash payments related to one-time termination benefits and facility closure costs	(96)
Balance - March 31, 2010	$ 34

(5)  MAJOR CUSTOMERS

During the three months ended March 31, 2011, no customer accounted for 10% or more of our consolidated net revenues. During the three months ended March 31, 2010, Teradyne, Inc. accounted for 19% of our consolidated net revenues. These revenues were generated by both our Mechanical and Electrical Products segments. During the three months ended March 31, 2010, Texas Instruments Incorporated accounted for 18% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. No other customer accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2010.

(6)  INVENTORIES

Inventories held at March 31, 2011 and December 31, 2010 were comprised of the following:
	Mar. 31, 2011	Dec. 31, 2010
Raw materials	$2,854	$2,268
Work in process	498	385
Inventory consigned to others	245	223
Finished goods	406	613
	$4,003	$3,489

(7)  DEBT

Line of Credit

At each of March 31, 2011 and December 31, 2010, we had a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility is secured by pledged certificates of deposit totaling $250. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT (Continued)

Letters of Credit

At each of March 31, 2011 and December 31, 2010, we had four outstanding letters of credit totaling $700. All of these letters of credit were issued as security deposits under various operating leases we have entered into for our domestic facilities. Two of these letters of credit were issued under our credit facility, which is secured by pledged certificates of deposit as discussed above. The remaining two letters of credit are secured by separate pledged certificates of deposit. The individual letters of credit are discussed in more detail below.

At each of March 31, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expired January 1, 2011 and was renewed for an additional year. The terms of the lease required that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ended February 28, 2011. As a result of the termination of this lease in February 2011, this letter of credit will not be renewed when it expires on January 1, 2012.

At each of March 31, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $50. This letter of credit was originally issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

At each of March 31, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $250. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $250. This letter of credit was originally issued in April 2010 as a security deposit under a lease that we have entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

At each of March 31, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $200. This letter of credit was originally issued in November 2010 as a security deposit under a lease that we have entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 8, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the three months ended March 31, 2011 and 2010 was $29 and $29, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  GUARANTEES

Product Warranties

Warranty expense for the three months ended March 31, 2011 and 2010 was $73 and $14, respectively. The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2011:
Balance - January 1, 2011	$274
Payments made under product warranty	(49)
Accruals for product warranty	73
Balance - March 31, 2011	$298

(10)  STOCK-BASED COMPENSATION

As of March 31, 2011, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2010 Form 10-K.

As of March 31, 2011, total compensation expense to be recognized in future periods was $330. The weighted average period over which this expense is expected to be recognized is 2.9 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2011 and 2010, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2011	2010
Cost of revenues	$ 3	$ 2
Selling expense	5	3
Engineering and product development expense	13	7
General and administrative expense	27	28
	$ 48	$ 40

There was no compensation expense capitalized in the three months ended March 31, 2011 or 2010.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2011:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2011	303,250	$1.89
Granted	-	-
Vested	(79,500)	2.08
Forfeited	(11,250)	1.73
Nonvested shares outstanding, March 31, 2011	212,500	1.82

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)  STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2011:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2011 (337,000 exercisable)	337,000	$ 3.26
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	-	-
Options outstanding, March 31, 2011 (327,000 exercisable)	327,000	3.26

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan (the "inTEST 401(k) Plan") for our employees who work in the U.S. As a part of this plan, we may match a portion of employee contributions. This plan, including our discretionary employer matching contributions, is more fully discussed in Note 16 to the consolidated financial statements in our 2010 Form 10-K. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees which had been eliminated for most of these employees at the beginning of 2009.

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Effective April 1, 2010, profit sharing contributions were reinstated. Accruals for profit sharing contributions totaling $75 and $0 were made during the three months ended March 31, 2011 and 2010, respectively. Through March 31, 2011, we had made a total of $1,628 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

(12)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products.

The Mechanical Products segment includes the operations of our Mt. Laurel, New Jersey manufacturing facility. Sales of our Mechanical Products segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market. In addition, this segment provides post warranty service and support for various ATE equipment.

The Thermal Products segment includes the operations of Temptronic Corporation, Sigma Systems Corp., Temptronic GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2011	2010
Mechanical Products	$ 5,030	$4,756
Thermal Products	5,354	3,512
Electrical Products	1,346	1,262
Intersegment sales	(26)	(1)
	$11,704	$9,529
Intersegment sales:
Mechanical Products	$ -	$ -
Thermal Products	-	-
Electrical Products	26	1
	$26	$ 1
Earnings (loss) before income tax expense:
Mechanical Products	$ 521	$1,050
Thermal Products	763	24
Electrical Products	155	165
Corporate	(122)	(124)
	$1,317	$1,115
Net earnings (loss):
Mechanical Products	$ 473	$1,047
Thermal Products	745	24
Electrical Products	150	165
Corporate	(111)	(124)
	$1,257	$1,112

	Mar. 31, 2011	Dec. 31, 2010
Identifiable assets:
Mechanical Products	$ 8,404	$ 7,617
Thermal Products	12,140	11,315
Electrical Products	2,660	2,476
	$23,204	$21,408

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended March 31,
	2011	2010
Net revenues from unaffiliated customers:
U.S.	$ 4,227	$2,783
Foreign	7,477	6,746
	$11,704	$9,529

	Mar. 31, 2011	Dec. 31, 2010
Long-lived assets:
U.S.	$ 818	$359
Foreign	425	359
	$1,243	$718

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2010 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2010 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2010 Form 10-K.

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results, which are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location to which the goods are shipped).

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Three Months Ended
	Mar. 31,		Dec. 31,
Net revenues from unaffiliated customers	2011	2010	2010
Mechanical Products	$ 5,030	$4,756	$ 3,601
Thermal Products	5,354	3,512	5,126
Electrical Products	1,346	1,262	1,383
Intersegment sales	(26)	(1)	-
	$11,704	$9,529	$10,110
Intersegment sales
Mechanical Products	$ -	$ -	$ -
Thermal Products	-	-	-
Electrical Products	26	1	-
	$ 26	$ 1	$ -
Net revenues from unaffiliated customers (net of intersegment sales)
Mechanical Products	$ 5,030	$4,756	$ 3,601
Thermal Products	5,354	3,512	5,126
Electrical Products	1,320	1,261	1,383
	$11,704	$9,529	$10,110
Net revenues from unaffiliated customers
U.S.	$ 4,227	$2,783	$ 4,703
Foreign	7,477	6,746	5,407
	$11,704	$9,529	$10,110

Our consolidated net revenues for the quarter ended March 31, 2011 increased $2.2 million or 23% as compared to the same period in 2010. For the quarter ended March 31, 2011, net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $274,000 or 6%, $1.8 million or 52% and $59,000 or 5%, respectively, as compared to the same period in 2010. We believe the increase in our net revenues reflects continued strong demand in the ATE industry. We believe the more significant increase in the net revenues of our Thermal Products segment reflects that this segment lagged our other two product segments in coming out of the downturn that started in late 2008 and continued throughout the first half of 2009 and, as a result, did not experience as significant an increase in the levels of its net revenues until the second quarter of 2010. Historically, this segment has lagged our other two product segments in both entering and exiting industry cycles.

Total orders for the quarter ended March 31, 2011 were $13.1 million compared to $11.7 million for the quarter ended December 31, 2010 and $14.0 million for the quarter ended March 31, 2010. Although the level of demand for our products in any given quarter during 2010 exceeded that which we experienced for the comparable quarter during 2009, we experienced fluctuations in the level of our orders and our net revenues on a sequential quarterly basis during 2010. Although it currently appears that demand within the ATE industry remains strong, we cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments and we may experience fluctuations in the level of our sequential quarterly net revenues as 2011 progresses.

Backlog

At March 31, 2011, our backlog of unfilled orders for all products was approximately $7.5 million compared with approximately $6.1 million at December 31, 2010 and $9.1 million at March 31, 2010. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2011. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and temporary salary and benefits reductions. We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. The actions we took during 2009 are discussed in Note 4 to our 2010 Form 10-K. There were no additional restructuring actions taken in either 2010 or the first quarter of 2011. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2011 and 2010, our OEM sales as a percentage of net revenues were 14% and 25%, respectively.

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
	Percentage of Net Revenues Quarters Ended March 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	56.5	52.4
Gross margin	43.5	47.6
Selling expense	11.8	12.9
Engineering and product development expense	6.9	7.4
General and administrative expense	14.0	15.5
Operating income	10.8	11.8
Other income (expense)	0.5	(0.1)
Earnings before income tax expense	11.3	11.7
Income tax expense	0.5	0.0
Net earnings	10.8%	11.7%

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Net Revenues. Net revenues were $11.7 million for the quarter ended March 31, 2011 compared to $9.5 million for the same period in 2010, an increase of $2.2 million or 23%. We believe the increase in our net revenues during the first quarter of 2011 primarily reflects continued strong demand in the ATE industry in the first quarter of 2011, as previously discussed in the Overview.

During the quarter ended March 31, 2011, our net revenues from customers in the U.S. increased 52% and our net revenues from foreign customers increased 11%, respectively, as compared to the same period in 2010. The impact of changes in foreign currency exchange rates on the increase in net revenues from foreign customers was less than 1%. The higher percentage increase for our U.S. customers primarily reflects greater levels of demand from US-based customers.

Gross Margin. Gross margin was 44% for the first quarter of 2011 compared to 48% for the same period in 2010. The decline in gross margin is primarily the result of an increase in component material costs from 34% of net revenues for the quarter ended March 31, 2010 to 37% of net revenues for the quarter ended March 31, 2011. This increase primarily reflects changes in product mix for our Mechanical Products segment. To a lesser extent, there were also increases in our fixed operating costs and direct labor costs. Our fixed operating costs represented 16% of net revenues in the first quarter of 2011 compared to 15% of net revenues for the same period in 2010. In absolute dollar terms, these costs increased $475,000 from the first quarter of 2010 to the first quarter of 2011. Our direct labor costs, which were 3% of net revenues in both the first quarter of 2011 and 2010, increased $77,000 in absolute dollar terms over the comparable prior period. These increases were primarily the result of higher salary and benefits expense during the first quarter of 2011 as compared to the same period in 2010, reflecting additional headcount and, to a lesser extent, the restoration of 401(k) Plan discretionary matching contributions effective April 1, 2010 and annual raises for employees which generally occur each July. We also incurred additional rent and maintenance costs associated with the relocation of our domestic Mechanical and Thermal product segments during the first quarter of 2011. The move-related costs included in our fixed operating costs for the first quarter of 2011 were $74,000.

Selling Expense. Selling expense was $1.4 million for the first quarter of 2011 compared to $1.2 million for the same period in 2010, an increase of $156,000 or 13%. The increase in selling expense primarily reflects an increase in accruals for warranty expense combined with higher levels of commissions, both of which are primarily a result of the increase in net revenue levels in the first quarter of 2011 as compared to the first quarter of 2010.

Engineering and Product Development Expense. Engineering and product development expense was $813,000 for the first quarter of 2011 compared to $701,000 for the same period in 2010, an increase of $112,000 or 16%. The increase in engineering and product development expense primarily reflects the restoration of 401(k) Plan discretionary matching contributions effective April 1, 2010 and, to a lesser extent, increased spending on materials used in new product development.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense. General and administrative expense was $1.6 million for the first quarter of 2011 compared to $1.5 million for the same period in 2010, an increase of $153,000 or 10%. This increase was primarily a result of higher salary and benefits expense reflecting the restoration of 401(k) Plan discretionary matching contributions effective April 1, 2010 and annual raises for employees which generally occur each July. Also contributing to the increase, but to a lesser extent, were $54,000 of costs associated with the relocation of our domestic Mechanical and Thermal product segments during the first quarter. These increases were offset by reductions in professional fees.

Other Income (Expense). Other income was $56,000 for the first quarter of 2011 compared to other expense of $11,000 for the first quarter of 2010, an increase in income of $67,000. The increase primarily represents a gain on sale of property and equipment.

Income Tax Expense. For the quarter ended March 31, 2011, we recorded income tax expense of $60,000 compared to income tax expense of $3,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2011 was $1.2 million compared to net cash provided by operations of $299,000 for the same period in 2010. The shift from net cash provided by operations to net cash used in operations primarily reflects increases in the amount of trade accounts receivable and inventories at March 31, 2011 as compared to December 31, 2010. During the first quarter of 2011, trade accounts receivable increased $2.6 million and inventories increased $504,000, both reflecting increased business activity in the first quarter of 2011 as compared to the fourth quarter of 2010. During the three months ended March 31, 2011, accounts payable increased $653,000, also reflecting the increase in the level of business during the first quarter of 2011, while accrued wages and benefits decreased $492,000, primarily reflecting the payment in March 2011 of profit-related bonuses that had been accrued based on the financial results for the year ended December 31, 2010.

Purchases of property and equipment were $574,000 for the three months ended March 31, 2011. These purchases primarily represent leasehold improvements and other equipment purchased as a result of the relocation of two of our domestic facilities during the first quarter of 2011. We have no significant commitments for capital expenditures for the balance of 2011, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

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

As of March 31, 2011, we had cash and cash equivalents of $5.2 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2011, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2010 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2011 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  [Removed and Reserved]

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
inTEST Corporation
Date:	May 13, 2011	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 13, 2011	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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