Form 10-Q
period 2011-06-30
INTEST CORP
filed 2011-08-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011 or

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
YES  X      NO ____

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2011:

10,386,927

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2011       2010
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 8,879    $ 6,895
  Trade accounts receivable, net of allowance for
    doubtful accounts of $151 and $150, respectively                   8,278      6,244
  Inventories                                                          4,267      3,489
  Prepaid expenses and other current assets                              166        430
     Total current assets                                             21,590     17,058
Property and equipment:
  Machinery and equipment                                              3,555      3,534
  Leasehold improvements                                                 514        765
     Gross property and equipment                                      4,069      4,299
  Less: accumulated depreciation                                      (2,932)    (3,581)
     Net property and equipment                                        1,137        718
Goodwill                                                               1,656      1,656
Intangible assets, net                                                 1,010      1,077
Restricted certificates of deposit                                       700        700
Other assets                                                             181        199
                                                                     -------    -------
     Total assets                                                    $26,274    $21,408
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,105    $ 1,672
  Accrued wages and benefits                                           1,497      1,779
  Accrued professional fees                                              370        373
  Accrued warranty                                                       286        274
  Accrued sales commissions                                              682        522
  Other accrued expenses                                                 882        497
  Domestic and foreign income taxes payable                               59         30
  Deferred rent                                                           98        118
     Total current liabilities                                         5,979      5,265
Deferred rent, net of current portion                                      -         39
     Total liabilities                                                 5,979      5,304
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 and 10,464,505 shares issued, respectively               105        105
  Additional paid-in capital                                          26,039     25,973
  Accumulated deficit                                                 (6,637)   (10,549)
  Accumulated other comprehensive earnings                             1,398      1,311
  Treasury stock, at cost; 98,649 and 119,029 shares, respectively      (610)      (736)
     Total stockholders' equity                                       20,295     16,104
                                                                     -------    -------
     Total liabilities and stockholders' equity                      $26,274    $21,408
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2011       2010       2011       2010
                                               -------    -------    -------    -------
Net revenues                                   $13,800    $15,260    $25,504    $24,789
Cost of revenues                                 7,002      7,892     13,613     12,884
                                               -------    -------    -------    -------
      Gross margin                               6,798      7,368     11,891     11,905
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,587      1,754      2,972      2,983
   Engineering and product development
     expense                                       822        787      1,635      1,488
   General and administrative expense            1,666      1,653      3,300      3,134
                                               -------    -------    -------    -------
      Total operating expenses                   4,075      4,194      7,907      7,605
                                               -------    -------    -------    -------
Operating income                                 2,723      3,174      3,984      4,300
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   3          1          6          4
   Interest expense                                 (1)       (18)        (2)       (36)
   Other                                             8          9         62         13
                                               -------    -------    -------    -------
      Total other income (expense)                  10         (8)        66        (19)
                                               -------    -------    -------    -------
Earnings before income tax expense (benefit)     2,733      3,166      4,050      4,281
Income tax expense (benefit)                        78         (2)       138          1
                                               -------    -------    -------    -------
      Net earnings                             $ 2,655    $ 3,168    $ 3,912    $ 4,280
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.26      $0.32      $0.39      $0.43

Weighted average common shares
 outstanding - basic                        10,146,613 10,006,956 10,107,398 10,000,061

Net earnings per common share - diluted          $0.26      $0.31      $0.38      $0.42

Weighted average common and common
 share equivalents outstanding - diluted    10,296,902 10,186,364 10,281,857 10,093,146

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2011      2010      2011      2010
                                           -------   -------   -------   -------

Net earnings                               $ 2,655   $ 3,168   $ 3,912   $ 4,280

Foreign currency translation adjustments        25       (66)       87      (120)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 2,680   $ 3,102   $ 3,999   $ 4,160
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                   Common Stock   Addt'l                 Other                   Total
                               ----------------- Paid-In  Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount Capital    Deficit     Earnings      Stock     Equity
                               ---------- ------ -------- ----------- ------------- -------- -------------

Balance, January 1, 2011       10,464,505  $ 105  $25,973   $(10,549)    $1,311      $(736)     $16,104

Net earnings                            -      -        -      3,912          -          -        3,912

Other comprehensive earnings            -      -        -          -         87          -           87

Amortization of deferred
  compensation related to
  restricted stock                      -      -       87          -          -          -           87

Stock options exercised            10,000      -       30          -          -          -           30

Forfeiture of non-vested
  shares of restricted stock      (11,250)     -        -          -          -          -            -

Issuance of 20,380 shares to
  satisfy profit sharing
  liability                             -      -      (51)         -          -        126           75
                               ----------  -----  -------   --------     ------      -----      -------

Balance, June 30, 2011         10,463,255  $ 105  $26,039   $ (6,637)    $1,398      $(610)     $20,295
                               ==========  =====  =======   ========     ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2011       2010
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 3,912    $ 4,280
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          209        190
    Foreign exchange (gain) loss                                           (11)         9
    Amortization of deferred compensation related to restricted stock       87         96
    Profit sharing expense funded through the issuance of treasury stock    75          -
    (Gain) loss on sale of property and equipment                          (40)        (5)
    Proceeds from sale of demonstration equipment, net of gain             107          8
    Changes in assets and liabilities:
      Trade accounts receivable                                         (2,012)    (5,331)
      Inventories                                                         (761)      (136)
      Prepaid expenses and other current assets                            264        170
      Restricted certificates of deposit                                     -       (250)
      Other assets                                                          28         32
      Accounts payable                                                     432        321
      Accrued wages and benefits                                          (295)       647
      Accrued professional fees                                             (4)        51
      Accrued warranty                                                      12         35
      Accrued sales commissions                                            160        476
      Accrued restructuring and other charges                                -       (130)
      Other accrued expenses                                               383        222
      Domestic and foreign income taxes payable                             29         (3)
      Deferred rent                                                        (59)       (59)
                                                                       -------    -------
Net cash provided by operating activities                                2,516        623
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (640)       (75)
  Proceeds from sale of property and equipment                              40          -
                                                                       -------    -------
Net cash used in investing activities                                     (600)       (75)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                     30          -
                                                                       -------    -------
Net cash provided by financing activities                                   30          -
                                                                       -------    -------
Effects of exchange rates on cash                                           38        (61)
                                                                       -------    -------
Net cash provided by all activities                                      1,984        487
Cash and cash equivalents at beginning of period                         6,895      2,647
                                                                       -------    -------
Cash and cash equivalents at end of period                             $ 8,879    $ 3,134
                                                                       =======    =======

Cash payments for:
  Domestic and foreign income taxes                                    $    78    $     6
  Interest                                                             $     -    $     -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $     -    $   411
Forfeitures of non-vested shares of restricted stock                   $   (20)   $   (11)

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $197 and $353 for the six months ended June 30, 2011 and 2010, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three and six months ended June 30, 2011 other than the cancellation on July 12, 2011 of one of our outstanding letters of credit, as discussed further in Note 7.

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

For the six months ended June 30, 2011 and 2010, we recorded income tax expense of $138 and $1, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic	10,146,613	10,006,956	10,107,398	10,000,061
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	150,289	179,408	174,459	93,085
Weighted average common shares outstanding - diluted	10,296,902	10,186,364	10,281,857	10,093,146

Average number of potentially dilutive securities excluded from calculation	64,670	149,083	62,310	305,823
Weighted average exercise price of excluded securities	$4.38	$4.07	$4.47	$3.67

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2011, the FASB issued an amendment to Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

(3)  GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2011 and December 31, 2010, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma Systems Corp. ("Sigma") in October 2008 and are allocated to our Thermal Products reporting unit.

As of June 30, 2011 and December 31, 2010, we had finite-lived intangible assets which totaled $500 and $567, net of accumulated amortization of $370 and $303, respectively. At June 30, 2011 and December 31, 2010 we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of June 30, 2011, these assets had remaining estimated useful lives of 39 months, 87 months, and 27 months, respectively. These intangible assets are allocated to our Thermal Products segment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2011:
Balance - January 1, 2011	$567
Amortization	(67)
Balance - June 30, 2011	$500

Estimated annual amortization expense for 2011 is $135. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2012	$135
2013	$123
2014	$ 73
2015	$ 27
2016	$ 27

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

During six months ended June 30, 2011 and 2010, we did not record any restructuring charges. Changes in our liability for restructuring and other charges for the six months ended June 30, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Accruals for one-time termination benefits and facility closure costs	-
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - June 30, 2010	$ -

(5)  MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 11% of our consolidated net revenues for the six months ended June 30, 2011. Texas Instruments Incorporated and Teradyne, Inc. each accounted for 15% of our consolidated net revenues for the six months ended June 30, 2010. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the six months ended June 30, 2011 and 2010, no other customer accounted for 10% or more of our consolidated net revenues.

(6)  INVENTORIES

Inventories held at June 30, 2011 and December 31, 2010 were comprised of the following:
	June 30, 2011	Dec. 31, 2010
Raw materials	$3,145	$2,268
Work in process	482	385
Inventory consigned to others	272	223
Finished goods	368	613
	$4,267	$3,489

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT

Line of Credit

At each of June 30, 2011 and December 31, 2010, we had a secured credit facility that provides for maximum borrowings of $250. We have not used this credit facility to borrow any funds. Our usage consists of the issuance of letters of credit in the face amount of $250. This facility is secured by pledged certificates of deposit totaling $250. These certificates of deposit are included in Restricted Certificates of Deposit on our balance sheet. We pay a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. This credit facility expires on September 30, 2011.

Letters of Credit

At each of June 30, 2011 and December 31, 2010, we had four outstanding letters of credit totaling $700. All of these letters of credit were issued as security deposits under various operating leases we have entered into for our domestic facilities. Two of these letters of credit were issued under our credit facility, which is secured by pledged certificates of deposit as discussed above. The remaining two letters of credit are secured by separate pledged certificates of deposit. The individual letters of credit are discussed in more detail below.

At each of June 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expired January 1, 2011 and was renewed for an additional year. The terms of the lease required that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ended February 28, 2011. As a result of the termination of this lease in February 2011, this letter of credit was cancelled effective July 12, 2011.

At each of June 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $50. This letter of credit was originally issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

At each of June 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $250. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $250. This letter of credit was originally issued in April 2010 as a security deposit under a lease that we have entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

At each of June 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit is secured by a separate pledged certificate of deposit in the amount of $200. This letter of credit was originally issued in November 2010 as a security deposit under a lease that we have entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 8, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the six months ended June 30, 2011 and 2010 was $59 and $59, respectively.

(9)  GUARANTEES

Product Warranties

Warranty expense for the six months ended June 30, 2011 and 2010 was $103 and $102, respectively. The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2011:
Balance - January 1, 2011	$274
Payments made under product warranty	(91)
Accruals for product warranty	103
Balance - June 30, 2011	$286

(10) STOCK-BASED COMPENSATION

As of June 30, 2011, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2010 Form 10-K.

As of June 30, 2011, total compensation expense to be recognized in future periods was $291. The weighted average period over which this expense is expected to be recognized is 2.7 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months and six months ended June 30, 2011 and 2010, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$ 3	$ 3	$ 6	$ 5
Selling expense	5	5	10	8
Engineering and product development expense	13	9	26	16
General and administrative expense	18	39	45	67
	$39	$56	$87	$96

There was no compensation expense capitalized in the six months ended June 30, 2011 or 2010.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2011:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2011	303,250	$1.89
Granted	-	-
Vested	(83,250)	2.17
Forfeited	(11,250)	1.73
Nonvested shares outstanding, June 30, 2011	208,750	1.78

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2011:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2011 (337,000 exercisable)	337,000	$3.26
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	-	-
Options outstanding, June 30, 2011 (327,000 exercisable)	327,000	3.26

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

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions will be the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Effective April 1, 2010, profit sharing contributions were reinstated. Accruals for profit sharing contributions totaling $150 and $75 were made during the six months ended June 30, 2011 and 2010, respectively. Through June 30, 2011, we had made a total of $1,703 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

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
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2010
Mechanical Products	$ 5,097	$ 7,778	$10,127	$12,534
Thermal Products	6,667	4,726	12,021	8,238
Electrical Products	2,040	2,776	3,386	4,038
Intersegment sales	(4)	(20)	(30)	(21)
	$13,800	$15,260	$25,504	$24,789
Intersegment sales:
Mechanical Products	$ 4	$ 4	$ 4	$ 4
Thermal Products	-	-	-	-
Electrical Products	-	16	26	17
	$ 4	$ 20	$ 30	$ 21
Earnings (loss) before income taxes:
Mechanical Products	$ 591	$1,864	$1,112	$2,914
Thermal Products	1,830	475	2,593	499
Electrical Products	525	960	680	1,125
Corporate	(213)	(133)	(335)	(257)
	$2,733	$3,166	$4,050	$4,281
Net earnings (loss):
Mechanical Products	$ 554	$1,859	$1,027	$2,906
Thermal Products	1,789	482	2,534	506
Electrical Products	510	960	660	1,125
Corporate	(198)	(133)	(309)	(257)
	$2,655	$3,168	$3,912	$4,280

Identifiable assets:			June 30, 2011	Dec. 31, 2010
Mechanical Products			$ 8,741	$ 7,617
Thermal Products			14,459	11,315
Electrical Products			3,074	2,476
			$26,274	$21,408

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2010
U.S.	$ 4,796	$ 5,429	$ 9,023	$ 8,212
Foreign	9,004	9,831	16,481	16,577
	$13,800	$15,260	$25,504	$24,789

			June 30, 2011	Dec. 31, 2010
Long-lived assets:
U.S.			$ 827	$359
Foreign			310	359
			$1,137	$718

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2011	2010
Mechanical Products	$ 5,097	$ 7,778	$ 5,030	$10,127	$12,534
Thermal Products	6,667	4,726	5,354	12,021	8,238
Electrical Products	2,040	2,776	1,346	3,386	4,038
Intersegment sales	(4)	(20)	(26)	(30)	(21)
	$13,800	$15,260	$11,704	$25,504	$24,789
Intersegment sales:
Mechanical Products	$ 4	$ 4	$ -	$ 4	$ 4
Thermal Products	-	-	-	-	-
Electrical Products	-	16	26	26	17
	$ 4	$20	$26	$30	$21
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$ 5,093	$ 7,774	$ 5,030	$10,123	$12,530
Thermal Products	6,667	4,726	5,354	12,021	8,238
Electrical Products	2,040	2,760	1,320	3,360	4,021
	$13,800	$15,260	$11,704	$25,504	$24,789
Net revenues from unaffiliated customers:
U.S.	$ 4,796	$ 5,429	$ 4,227	$ 9,023	$ 8,212
Foreign	9,004	9,831	7,477	16,481	16,577
	$13,800	$15,260	$11,704	$25,504	$24,789

Our consolidated net revenues for the quarter ended June 30, 2011 increased $2.1 million or 18% as compared the quarter ended March 31, 2011. Net revenues (net of intersegment sales) of our Mechanical, Thermal and Electrical Products segments increased $63,000 or 1%, $1.3 million or 25% and $720,000 or 55%, respectively, for the quarter ended June 30, 2011 as compared to the quarter ended March 31, 2011. We believe the level of our net revenues during the quarter ended June 30, 2011 reflects continued strong demand in the ATE industry, although, as can be seen in the lower percentage increase in the net revenues of our Mechanical Products segment, we have recently experienced some softening in the level of demand within the industry. We believe the impact of this softening in demand was offset for our Electrical Products segment by new business we were able to win at one of our largest customers. For our Thermal Products segment, the impact of both increases and decreases in demand within the ATE industry are less significant due to the fact that only approximately 40-50% of this segment's sales are to semiconductor manufacturers with the balance of its sales being to customers in various industries outside the ATE industry. In addition, our Thermal Products segment has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry; this historical trend has held true in this most recent up cycle.

As compared to the same period in 2010, our consolidated net revenues for the quarter ended June 30, 2011 decreased $1.5 million or 10%. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $2.7 million or 35% and $720,000 or 26%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $1.9 million or 41% for the quarter ended June 30, 2011 as compared to the same period in 2010. We believe the decreases in the net revenues of our Mechanical and Electrical Products segments for the quarter ended June 30, 2011 as compared to the same period in 2010 primarily reflect a spike in demand that was experienced by both of these segments during the second quarter of 2010 caused by pent up demand following the significant down cycle that the ATE industry experienced from 2007 through 2009. In early 2010, many of our customers accelerated their orders as the lead times for certain of our products began to increase, resulting in the spike in demand during the second quarter of 2010. In contrast to our Mechanical and Electrical products segments, the net revenues of our Thermal Products segment increased significantly in the second quarter of 2011 as compared to the same period in 2010, as previously mentioned. We believe this increase reflects both that this segment lagged our other two product segments in coming out of the 2007/2009 downturn, combined with the recent strength in the industries other than ATE to which this segment sells.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Total consolidated orders for the quarter ended June 30, 2011 were $13.5 million compared to $13.1 million for the quarter ended March 31, 2011 and $12.2 million for the quarter ended June 30, 2010. For the quarter ended June 30, 2011, orders for our Mechanical, Thermal and Electrical Products segments were $4.3 million, $7.5 million and $1.7 million, respectively, compared to $5.6 million, $5.8 million and $1.7 million for the quarter ended March 31, 2011, respectively, and $4.5 million, $5.7 million and $2.0 million for the quarter ended June 30, 2010, respectively. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At June 30, 2011, our backlog of unfilled orders for all products was approximately $7.2 million compared with approximately $7.5 million at March 31, 2011 and $6.0 million at June 30, 2010. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2011. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and temporary salary and benefits reductions. We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration impacts the ultimate level of savings which result from our restructuring actions. The actions we took during 2009 are discussed in Note 4 to our 2010 Form 10-K. There were no additional restructuring actions taken in either 2010 or the first six months of 2011. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2011 and 2010, our OEM sales as a percentage of net revenues were 14% and 21%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.7	51.7	53.4	52.0
Gross margin	49.3	48.3	46.6	48.0
Selling expense	11.5	11.5	11.7	12.0
Engineering and product development expense	6.0	5.2	6.4	6.0
General and administrative expense	12.1	10.8	12.9	12.6
Operating income	19.7	20.8	15.6	17.4
Other income (expense)	0.1	(0.1)	0.3	(0.1)
Earnings before income tax expense (benefit)	19.8	20.7	15.9	17.3
Income tax expense (benefit)	0.6	0.0	0.5	0.0
Net earnings	19.2%	20.7%	15.4%	17.3%

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Net Revenues. Net revenues were $13.8 million for the quarter ended June 30, 2011 compared to $15.3 million for the same period in 2010, a decrease of $1.5 million or 10%. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $2.7 million or 35% and $720,000 or 26%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $1.9 million or 41% for the quarter ended June 30, 2011 as compared to the same period in 2010. We believe the decrease in our consolidated net revenues during the second quarter of 2011 primarily reflects the factors previously discussed in the Overview.

During the quarter ended June 30, 2011, our net revenues from customers in the U.S. decreased 12% and our net revenues from foreign customers decreased 8%, as compared to the same period in 2010. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease from foreign customers would have been 10%.

Gross Margin. Gross margin was 49% for the second quarter of 2011 compared to 48% for the same period in 2010. While our fixed operating costs declined in absolute dollar terms by $154,000 during the second quarter of 2011 as compared to the same period in 2010, as a result of the decline in the level of our consolidated net revenues during this period, these costs remained unchanged at 11% of net revenues for both periods. The decline in the absolute dollar value of these costs during the second quarter of 2011 as compared to the same period in 2010 primarily reflects lower facility related costs as a result of the relocation of our domestic Mechanical and Thermal Products segments during the first quarter of 2011. During the quarter ended June 30, 2011, our direct labor costs decreased $65,000, primarily reflecting the reduction in the level of our

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

consolidated net revenues, and our charges for obsolete and excess inventory decreased $100,000, primarily reflecting fewer items falling into our standard obsolete and excess criteria. As a percentage of net revenues, the combined decrease in our direct labor costs and our charges for obsolete and excess inventory was approximately 1%.

Selling Expense. Selling expense was $1.6 million for the second quarter of 2011 compared to $1.8 million for the same period in 2010, a decrease of $167,000 or 10%. The decrease in selling expense primarily reflects lower levels of commissions as a result of the decrease in net revenues experienced in the second quarter of 2011 as compared to the second quarter of 2010. To a lesser extent, there was also a decrease in accruals for product warranty claims. These decreases were partially offset by an increase in salary and benefits expense reflecting the hiring of additional sales staff.

Engineering and Product Development Expense. Engineering and product development expense was $822,000 for the second quarter of 2011 compared to $787,000 for the same period in 2010, an increase of $35,000 or 4%. The increase in engineering and product development expense primarily reflects higher legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was relatively unchanged at $1.7 million for both the second quarter of 2011 and the same period in 2010. Higher levels of professional fees, primarily related to the filing of our shelf registration statement on Form S-3 in May 2011, were offset by a reduction in bad debt expense.

Other Income (Expense). Other income was $10,000 for the second quarter of 2011 compared to other expense of $8,000 for the second quarter of 2010. The shift from other expense in 2010 to other income in 2011 primarily reflects lower interest expense as a result of the repayment of the notes payable to stockholder during the fourth quarter of 2010.

Income Tax Expense. For the quarter ended June 30, 2011, we recorded income tax expense of $78,000 compared to an income tax benefit of $2,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax expense recorded in 2011 primarily represents tax liabilities in various states in which we operate.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Revenues. Net revenues were $25.5 million for the six months ended June 30, 2011 compared to $24.8 million for the same period in 2010, an increase of $715,000 or 3%. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $2.4 million or 19% and $661,000 or 16%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $3.8 million or 46% for the six months ended June 30, 2011 as compared to the same period in 2010. We believe the increase in our consolidated net revenues during the first six months of 2011 primarily reflects the factors previously discussed in the Overview.

During the six months ended June 30, 2011, our net revenues from customers in the U.S. increased 10% while our net revenues from foreign customers decreased 1%, respectively, as compared to the same period in 2010. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the decrease from foreign customers would have been 2%.

Gross Margin. Gross margin was 47% for the six months ended June 30, 2011 compared to 48% for the same period in 2010. While our fixed operating costs increased in absolute dollar terms by $321,000 during the first six months of 2011 as compared to the same period in 2010, these costs remained relatively unchanged at 13% of net revenues for both periods. The increase in the absolute dollar value of these costs was primarily the result of higher salary and benefits expense during the first six months of 2011 as compared to the same period in 2010, reflecting additional headcount and, to a lesser extent, the restoration of 401(k) Plan discretionary matching contributions effective April 1, 2010 and annual raises for employees which generally occur each July. We also incurred additional rent and maintenance costs associated with the relocation of our domestic Mechanical and Thermal Products segments during the first quarter of 2011. The move-related costs included in our fixed operating costs for the first six months of 2011 were $74,000. Our direct labor costs were relatively unchanged, both in absolute dollar terms and as a percentage of net revenues for the first six months of 2011 as compared to the same period in 2010. Our charges for obsolete and excess inventory were relatively unchanged at approximately 1% of net revenues for both the first six months of 2011 and 2010; however, in absolute dollar terms, these charges decreased $156,000 during the first six month of 2011 as compared to the same period in 2010, primarily reflecting fewer items falling into our standard obsolete and excess criteria.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was relatively unchanged at $3.0 million for both the first six months of 2011 and 2010. Lower levels of commissions reflecting changes in product and customer mix were offset by an increase in salary and benefits expense, primarily reflecting the hiring of additional sales staff and, to a lesser extent, the aforementioned restoration of the 401(k) Plan discretionary matching contributions.

Engineering and Product Development Expense. Engineering and product development expense was $1.6 million for the first six months of 2011 compared to $1.5 million for the same period in 2010, an increase of $147,000 or 10%. The increase in engineering and product development expense reflects higher legal fees related to our intellectual property, an increase in salary and benefits expense, primarily as a result of the aforementioned restoration of 401(k) Plan discretionary matching contributions and higher levels of spending on materials used in research and development activities.

General and Administrative Expense. General and administrative expense was $3.3 million for the first six months of 2011 compared to $3.1 million for the same period in 2010, an increase of $166,000 or 5%. This increase was primarily a result of higher salary and benefits expense reflecting additional headcount and, to a lesser extent, the aforementioned restoration of 401(k) Plan discretionary matching contributions and annual raises for employees which generally occur each July. Also contributing to the increase were $54,000 of costs associated with the relocation of our domestic Mechanical and Thermal Products segments during the first quarter of 2011 and professional fees related to the filing of our shelf registration statement on Form S-3 in May 2011. These increases were partially offset by a reduction in bad debt expense.

Other Income (Expense). Other income was $66,000 for the first six months of 2011 compared to other expense of $19,000 for the same period in 2010. The shift from other expense in 2010 to other income in 2011 primarily reflects lower interest expense as a result of the repayment of the notes payable to stockholder during the fourth quarter of 2010 combined with a gain on sale of machinery and equipment during the first quarter of 2011.

Income Tax Expense. For the six months ended June 30, 2011, we recorded income tax expense of $138,000 compared to income tax expense of $1,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Due to our history of operating losses in both our domestic and certain of our foreign operations, we have recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believe it is more likely than not that we will not have sufficient taxable income to utilize these assets before they expire. The income tax expense recorded in 2011 primarily represents tax liabilities in various states in which we operate.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2011 was $2.5 million compared to net cash provided by operations of $623,000 for the same period in 2010. The increase in net cash provided by operations primarily reflects a lower level of increase in the amount of accounts receivable during the first six months of 2011 as compared to the first six months of 2010. During the first six months of 2011, accounts receivable increased $2.0 million compared to an increase of $5.3 million during the first six months of 2010. The lower level of increase in the first six months of 2011 primarily reflects that there was a more significant increase in sales activity late in the second quarter of 2010 as compared to the same period in 2011.

During the first six months of 2011, inventories increased $761,000 and accounts payable increased $432,000, reflecting increased business activity. Other accrued expenses increased $383,000 during the six months ended June 30, 2011, primarily reflecting an increase in the amount of customer deposits on hand combined with higher accrued rent as a result of the relocation of two of our domestic facilities in the first quarter of 2011. Accrued wages and benefits decreased $295,000 during the six months ended June 30, 2011, primarily reflecting the payment in March 2011 of profit-related bonuses that had been accrued based on the financial results for the year ended December 31, 2010.

Purchases of property and equipment were $640,000 for the six months ended June 30, 2011. These purchases primarily represent leasehold improvements and other equipment purchased as a result of the relocation of two of our domestic facilities during the first quarter of 2011. We have no significant commitments for capital expenditures for the balance of 2011, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

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

On May 4, 2011, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for the offering, from time to time, of securities to be issued by us. The shelf registration statement will allow us to raise capital from the offering of up to $30 million of common stock, preferred stock, warrants, debt securities and/or units, conducted in one or more offerings while the shelf registration statement is effective. The specific terms of any particular securities that we may offer will be determined at the time of such offering and will be described in a separately filed prospectus supplement at the time of such offering. The maximum amount of securities offered and sold under the registration statement during any period of twelve months immediately prior to and including such sale, may not exceed one-third of the aggregate market value of the common equity held by non-affiliates. An offering under this registration statement would provide us with increased financial flexibility. Proceeds may be used for possible acquisitions of businesses, technologies or products that are complementary to our existing businesses or for other general corporate purposes, including working capital.

As of June 30, 2011, we had cash and cash equivalents of $8.9 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

Income Tax Valuation Allowance

At June 30, 2011, we had a full valuation allowance recorded against our deferred tax assets of $3.2 million. In assessing the ability to realize our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In recent years, due to our history of operating losses, we believed it was more likely than not that we would not ultimately realize the benefit of the deferred tax assets.

We returned to profitability in the fourth quarter of 2009 and have been profitable since that time. We currently expect our profitability to continue for the balance of 2011 and into 2012. In the foreseeable future, we expect that we will determine that it is more likely than not that we will be able to realize some portion or all of the deferred tax assets. At that time, we expect to reverse that portion of the valuation allowance related to the deferred tax assets that we believe are more likely than not to be realized.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2011, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2010 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2011 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes in risk factors from those set forth in our 2010 Form 10-K.

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

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
inTEST Corporation
Date:	August 12, 2011	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 12, 2011	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

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