Form 10-Q
period 2011-09-30
INTEST CORP
filed 2011-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2011:

10,386,927

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Sept 30,   Dec. 31,
                                                                       2011       2010
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $12,064    $ 6,895
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $150, respectively                   6,816      6,244
  Inventories                                                          4,674      3,489
  Deferred tax assets                                                    483          -
  Prepaid expenses and other current assets                              367        430
     Total current assets                                             24,404     17,058
Property and equipment:
  Machinery and equipment                                              3,551      3,534
  Leasehold improvements                                                 513        765
     Gross property and equipment                                      4,064      4,299
  Less: accumulated depreciation                                      (2,966)    (3,581)
     Net property and equipment                                        1,098        718
Deferred tax assets                                                    2,422          -
Goodwill                                                               1,656      1,656
Intangible assets, net                                                   976      1,077
Restricted certificates of deposit                                       500        700
Other assets                                                             171        199
     Total assets                                                    $31,227    $21,408
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,733    $ 1,672
  Accrued wages and benefits                                           1,715      1,779
  Accrued sales commissions                                              553        522
  Accrued rent                                                           403         83
  Accrued professional fees                                              374        373
  Accrued warranty                                                       231        274
  Customer deposits                                                      419         84
  Other current liabilities                                              358        478
     Total current liabilities                                         5,786      5,265
Deferred rent, net of current portion                                      -         39
     Total liabilities                                                 5,786      5,304
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 and 10,464,505 shares issued, respectively               105        105
  Additional paid-in capital                                          26,008     25,973
  Accumulated deficit                                                 (1,455)   (10,549)
  Accumulated other comprehensive earnings                             1,255      1,311
  Treasury stock, at cost; 76,328 and 119,029 shares, respectively      (472)      (736)
     Total stockholders' equity                                       25,441     16,104
     Total liabilities and stockholders' equity                      $31,227    $21,408
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                    Sept. 30,             Sept. 30,
                                               ------------------    ------------------
                                                 2011       2010       2011       2010
                                               -------    -------    -------    -------
Net revenues                                   $11,681    $11,305    $37,185    $36,094
Cost of revenues                                 5,548      5,853     19,161     18,737
                                               -------    -------    -------    -------
      Gross margin                               6,133      5,452     18,024     17,357
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,461      1,444      4,433      4,427
   Engineering and product development
     expense                                       809        767      2,444      2,255
   General and administrative expense            1,448      1,555      4,748      4,689
                                               -------    -------    -------    -------
      Total operating expenses                   3,718      3,766     11,625     11,371
                                               -------    -------    -------    -------
Operating income                                 2,415      1,686      6,399      5,986
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   2          2          8          6
   Interest expense                                 (1)       (18)        (3)       (54)
   Other                                             4         24         66         37
                                               -------    -------    -------    -------
      Total other income (expense)                   5          8         71        (11)
                                               -------    -------    -------    -------
Earnings before income tax expense (benefit)     2,420      1,694      6,470      5,975
Income tax expense (benefit)                    (2,762)        16     (2,624)        17
                                               -------    -------    -------    -------
      Net earnings                             $ 5,182    $ 1,678    $ 9,094    $ 5,958
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.51      $0.17      $0.90      $0.60

Weighted average common shares
 outstanding - basic                        10,182,795 10,033,034 10,132,807 10,011,173

Net earnings per common share - diluted          $0.50      $0.17      $0.88      $0.59

Weighted average common and common
 share equivalents outstanding - diluted    10,297,284 10,194,580 10,287,055 10,127,329

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2011      2010      2011      2010
                                           -------   -------   -------   -------

Net earnings                               $ 5,182   $ 1,678   $ 9,094   $ 5,958

Foreign currency translation adjustments      (143)       96       (56)      (24)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 5,039   $ 1,774   $ 9,038   $ 5,934
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                          Accumulated
                                   Common Stock  Additional                 Other                   Total
                               -----------------   Paid-In   Accumulated Comprehensive Treasury Stockholders'
                                 Shares   Amount   Capital     Deficit     Earnings      Stock     Equity
                               ---------- ------ ----------- ----------- ------------- -------- -------------

Balance, January 1, 2011       10,464,505  $ 105   $25,973    $(10,549)     $1,311       $(736)     $16,104

Net earnings                            -      -         -       9,094           -           -        9,094

Other comprehensive loss                -      -         -           -         (56)          -          (56)

Amortization of deferred
  compensation related to
  restricted stock                      -      -       119           -           -           -          119

Stock options exercised            10,000      -        30           -           -           -           30

Forfeiture of non-vested
  shares of restricted stock      (11,250)     -         -           -           -           -            -

Issuance of 42,701 shares to
  satisfy profit sharing
  liability                             -      -      (114)          -           -         264          150
                               ----------  -----   -------    --------      ------       -----      -------

Balance, Sept. 30, 2011        10,463,255  $ 105   $26,008    $ (1,455)     $1,255       $(472)     $25,441
                               ==========  =====   =======    ========      ======       =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                            Sept. 30,
                                                                       ------------------
                                                                         2011       2010
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 9,094    $ 5,958
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          304        281
    Foreign exchange (gain) loss                                           (10)        10
    Amortization of deferred compensation related to restricted stock      119        166
    Profit sharing expense funded through the issuance of treasury stock   150         75
    Gain on sale of property and equipment                                 (40)        (5)
    Proceeds from sale of demonstration equipment, net of gain             107          8
    Deferred income tax benefit                                         (2,905)         -
    Changes in assets and liabilities:
      Trade accounts receivable                                           (601)    (2,540)
      Inventories                                                       (1,186)      (131)
      Prepaid expenses and other current assets                             60        (89)
      Restricted certificates of deposit                                   200       (250)
      Other assets                                                          28          1
      Accounts payable                                                      62     (1,025)
      Accrued wages and benefits                                           (63)       865
      Accrued sales commissions                                             31        314
      Accrued rent                                                         320        (49)
      Accrued professional fees                                              1         31
      Accrued warranty                                                     (43)        38
      Accrued restructuring and other charges                                -       (130)
      Customer deposits                                                    341        (32)
      Other current liabilities                                           (121)       186
      Deferred rent, net of current portion                                (39)       (39)
                                                                       -------    -------
Net cash provided by operating activities                                5,809      3,643
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (685)       (84)
  Proceeds from sale of property and equipment                              40          -
                                                                       -------    -------
Net cash used in investing activities                                     (645)       (84)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                     30          -
                                                                       -------    -------
Net cash provided by financing activities                                   30          -
                                                                       -------    -------
Effects of exchange rates on cash                                          (25)        (9)
                                                                       -------    -------
Net cash provided by all activities                                      5,169      3,550
Cash and cash equivalents at beginning of period                         6,895      2,647
                                                                       -------    -------
Cash and cash equivalents at end of period                             $12,064    $ 6,197
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $   171    $     1
  Interest                                                             $     1    $     -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                      $     -    $   448
Forfeitures of non-vested shares of restricted stock                   $   (20)   $   (11)

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, income taxes and product warranty reserves, are particularly impacted by estimates.

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $278 and $421 for the nine months ended September 30, 2011 and 2010, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three and nine months ended September 30, 2011.

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

For the nine months ended September 30, 2011, we recorded an income tax benefit of $2,624 compared with income tax expense of $17 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third quarter of 2011, we reversed $2,905 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Weighted average common shares outstanding - basic	10,182,795	10,033,034	10,132,807	10,011,173
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	114,489	161,546	154,248	116,156
Weighted average common shares outstanding - diluted	10,297,284	10,194,580	10,287,055	10,127,329

Average number of potentially dilutive securities excluded from calculation	114,280	155,861	79,633	255,835
Weighted average exercise price of excluded securities	$3.85	$3.91	$4.17	$3.72

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In January 2010, the Financial Accounting Standards Board (the "FASB") issued an amendment to an accounting standard regarding disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. This amendment was effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which was effective for fiscal years beginning after December 15, 2010. The adoption of this amendment did not have any impact on our consolidated financial statements.

In July 2010, the FASB issued an amendment to an accounting standard that requires additional disclosure about the credit quality of financing receivables, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class, if applicable. The disaggregation of information is based on how allowances for credit losses are developed and how credit exposure is managed. This amendment was effective for interim periods and fiscal years ending after December 15, 2010. The adoption of this amendment did not have any impact on our consolidated financial statements.

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

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2011, the FASB issued an amendment to ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an amendment to existing guidance on the assessment of goodwill impairment which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The update also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to adopt this guidance early even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

(3)  GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2011 and December 31, 2010, our goodwill totaled $1,656 and our indefinite-lived intangible asset totaled $510. The goodwill and indefinite-lived intangible asset are both a result of our acquisition of Sigma Systems Corp. ("Sigma") in October 2008 and are allocated to our Thermal Products reporting unit.

As of September 30, 2011 and December 31, 2010, we had finite-lived intangible assets which totaled $466 and $567, net of accumulated amortization of $404 and $303, respectively. At September 30, 2011 and December 31, 2010 we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of September 30, 2011, these assets had remaining estimated useful lives of 36 months, 84 months, and 24 months, respectively. These intangible assets are allocated to our Thermal Products segment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2011:
Balance - January 1, 2011	$567
Amortization	(101)
Balance - September 30, 2011	$466

Estimated annual amortization expense for 2011 is $135. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five calendar years:
2012	$135
2013	$123
2014	$ 73
2015	$ 27
2016	$ 27

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  RESTRUCTURING AND OTHER CHARGES

In response to the significant decline in our orders and net revenues during 2008 and 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and salary and benefits reductions. We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration would impact the ultimate level of savings which will result from our restructuring actions. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

During the nine months ended September 30, 2011 and 2010, we did not record any restructuring charges. Changes in our liability for restructuring and other charges for the nine months ended September 30, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Accruals for one-time termination benefits and facility closure costs	-
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - September 30, 2010	$ -

(5)  MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 12% and 13% of our consolidated net revenues for the nine months ended September 30, 2011 and 2010, respectively. Teradyne, Inc. accounted for 14% of our consolidated net revenues for the nine months ended September 30, 2010. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the nine months ended September 30, 2011 and 2010, no other customer accounted for 10% or more of our consolidated net revenues.

(6)  INVENTORIES

Inventories held at September 30, 2011 and December 31, 2010 were comprised of the following:
	Sept. 30, 2011	Dec. 31, 2010
Raw materials	$3,387	$2,268
Work in process	581	385
Inventory consigned to others	348	223
Finished goods	358	613
	$4,674	$3,489

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  DEBT

Line of Credit

At December 31, 2010, we had a secured credit facility that provided for maximum borrowings of $250 and was secured by pledged certificates of deposit totaling $250. During the quarter ended September 30, 2011, this facility was terminated. While this facility was in place, we did not use it to borrow any funds. Our usage consisted of the issuance of two letters of credit in the face amounts of $200 and $50, respectively. These letters of credit were issued as security deposits under two of our operating leases. We paid a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. At the time this facility was terminated, the $200 letter of credit that had been issued under this facility had already been terminated, as discussed below, and the $50 letter of credit that had been issued under this facility was converted to a standalone letter of credit which is secured by a pledged certificate of deposit.

Letters of Credit

At December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit was originally issued in December 2000 as a security deposit under a lease that our Temptronic subsidiary entered into for its facility in Sharon, Massachusetts. This letter of credit expired January 1, 2011 and was renewed for an additional year. The terms of the lease required that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ended February 28, 2011. As a result of the termination of this lease in February 2011, this letter of credit was cancelled effective July 12, 2011.

At each of September 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $50. This letter of credit is secured by a pledged certificate of deposit in the amount of $50. This letter of credit was originally issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2012. The terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

At each of September 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $250. This letter of credit is secured by a pledged certificate of deposit in the amount of $250. This letter of credit was originally issued in April 2010 as a security deposit under a lease that we have entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

At each of September 30, 2011 and December 31, 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit is secured by a pledged certificate of deposit in the amount of $200. This letter of credit was originally issued in November 2010 as a security deposit under a lease that we have entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 8, 2011; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit shall decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

(8)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the nine months ended September 30, 2011 and 2010 was $88 and $88, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)  GUARANTEES

Product Warranties

Warranty expense for the nine months ended September 30, 2011 and 2010 was $90 and $144, respectively. The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2011:
Balance - January 1, 2011	$274
Payments made under product warranty	(133)
Accruals for product warranty	90
Balance - September 30, 2011	$231

(10) STOCK-BASED COMPENSATION

As of September 30, 2011, we have outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2010 Form 10-K.

As of September 30, 2011, total compensation expense to be recognized in future periods was $259. The weighted average period over which this expense is expected to be recognized is 2.4 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months and nine months ended September 30, 2011 and 2010, respectively, related to nonvested shares:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Cost of revenues	$ 3	$ 3	$ 9	$ 8
Selling expense	3	5	13	13
Engineering and product development expense	8	13	34	29
General and administrative expense	18	49	63	116
	$32	$70	$119	$166

There was no compensation expense capitalized in the nine months ended September 30, 2011 or 2010.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2011:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2011	303,250	$1.89
Granted	-	-
Vested	(97,000)	2.45
Forfeited	(11,250)	1.73
Nonvested shares outstanding, September 30, 2011	195,000	1.62

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2011:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2011 (337,000 exercisable)	337,000	$3.26
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	-	-
Options outstanding, September 30, 2011 (327,000 exercisable)	327,000	3.26

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

In addition to the employer matching contributions for which employees of our Temptronic subsidiary are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these profit sharing contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in essentially the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Effective April 1, 2010, profit sharing contributions were reinstated. Accruals for profit sharing contributions totaling $225 and $150 were made during the nine months ended September 30, 2011 and 2010, respectively. Through September 30, 2011, we had made a total of $1,778 in profit sharing contributions. We have historically funded these obligations through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these obligations. Our current intention is to use cash to fund these obligations when our stock price is below $3.00 per share.

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

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) SEGMENT INFORMATION (Continued)

automotive, communications, consumer electronics, defense and medical industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2010
Mechanical Products	$ 3,172	$ 3,952	$13,299	$16,486
Thermal Products	7,572	4,830	19,593	13,068
Electrical Products	941	2,552	4,327	6,590
Intersegment sales	(4)	(29)	(34)	(50)
	$11,681	$11,305	$37,185	$36,094
Intersegment sales:
Mechanical Products	$ 3	$ 5	$ 7	$ 9
Thermal Products	-	-	-	-
Electrical Products	1	24	27	41
	$ 4	$ 29	$ 34	$ 50
Earnings (loss) before income taxes:
Mechanical Products	$ 218	$ 277	$1,330	$3,191
Thermal Products	2,346	624	4,939	1,123
Electrical Products	(65)	791	615	1,916
Corporate	(79)	2	(414)	(255)
	$2,420	$1,694	$6,470	$5,975
Net earnings (loss):
Mechanical Products	$1,540	$ 263	$2,567	$3,169
Thermal Products	3,203	623	5,737	1,129
Electrical Products	508	791	1,168	1,916
Corporate	(69)	1	(378)	(256)
	$5,182	$1,678	$9,094	$5,958
Identifiable assets:			Sept. 30, 2011	Dec. 31, 2010
Mechanical Products			$ 9,783	$ 7,617
Thermal Products			18,090	11,315
Electrical Products			3,354	2,476
			$31,227	$21,408

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2010
U.S.	$ 4,797	$ 4,595	$13,820	$12,807
Foreign	6,884	6,710	23,365	23,287
	$11,681	$11,305	$37,185	$36,094
Long-lived assets:			Sept. 30, 2011	Dec. 31, 2010
U.S.			$ 813	$359
Foreign			285	359
			$1,098	$718

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
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2011	2010	2011	2011	2010
Mechanical Products	$ 3,172	$ 3,952	$ 5,097	$13,299	$16,486
Thermal Products	7,572	4,830	6,667	19,593	13,068
Electrical Products	941	2,552	2,040	4,327	6,590
Intersegment sales	(4)	(29)	(4)	(34)	(50)
	$11,681	$11,305	$13,800	$37,185	$36,094
Intersegment sales:
Mechanical Products	$ 3	$ 5	$ 4	$ 7	$ 9
Thermal Products	-	-	-	-	-
Electrical Products	1	24	-	27	41
	$ 4	$29	$ 4	$34	$50
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$ 3,169	$ 3,947	$ 5,093	$13,292	$16,477
Thermal Products	7,572	4,830	6,667	19,593	13,068
Electrical Products	940	2,528	2,040	4,300	6,549
	$11,681	$11,305	$13,800	$37,185	$36,094
Net revenues from unaffiliated customers:
U.S.	$ 4,797	$ 4,595	$ 4,796	$13,820	$12,807
Foreign	6,884	6,710	9,004	23,365	23,287
	$11,681	$11,305	$13,800	$37,185	$36,094

Our consolidated net revenues for the quarter ended September 30, 2011 increased $376,000 or 3% as compared to the same period in 2010. This increase consisted of a $2.7 million or 57% increase in the net revenues (net of intersegment sales) of our Thermal Products segment which was offset by decreases in the net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments of $778,000 or 20% and $1.6 million or 63%, respectively. Our consolidated net revenues for the quarter ended September 30, 2011 decreased $2.1 million or 15% as compared to the quarter ended June 30, 2011. The net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $1.9 million or 38% and $1.1 million or 54% respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $905,000 or 14%. We believe the decrease in the level of net revenues in our Mechanical and Electrical Products segments during the quarter ended September 30, 2011 reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for these segments during the second quarter of 2011. We believe the increase in the net revenues of our Thermal Products segment as compared to the decreases in our other two product segments primarily reflects that this segment has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry. In addition, approximately 50-60% of this segment's sales are to customers in various industries outside the ATE industry where we have experienced recent strength in demand.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Total consolidated orders for the quarter ended September 30, 2011 were $10.5 million compared to $13.5 million for the quarter ended June 30, 2011 and $9.8 million for the quarter ended September 30, 2010. For the quarter ended September 30, 2011, orders for our Mechanical, Thermal and Electrical Products segments were $2.3 million, $7.4 million and $827,000, respectively, compared to $4.3 million, $7.5 million and $1.7 million for the quarter ended June 30, 2011, respectively, and $3.7 million, $4.3 million and $1.8 million for the quarter ended September 30, 2010, respectively. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At September 30, 2011, our backlog of unfilled orders for all products was approximately $6.1 million compared with approximately $7.2 million at June 30, 2011 and $4.5 million at September 30, 2010. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2011. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and salary and benefits reductions. We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration impacts the ultimate level of savings which result from our restructuring actions. The actions we took during 2009 are discussed in Note 4 to our 2010 Form 10-K. There were no additional restructuring actions taken in either 2010 or the first nine months of 2011. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics, defense, and medical industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2011 and 2010, our OEM sales as a percentage of net revenues were 13% and 20%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.5	51.8	51.5	51.9
Gross margin	52.5	48.2	48.5	48.1
Selling expense	12.5	12.8	11.9	12.3
Engineering and product development expense	6.9	6.8	6.6	6.2
General and administrative expense	12.4	13.8	12.8	13.0
Operating income	20.7	14.8	17.2	16.6
Other income (expense)	0.0	0.1	0.2	0.0
Earnings before income tax expense (benefit)	20.7	14.9	17.4	16.6
Income tax expense (benefit)	(23.6)	0.1	(7.1)	0.1
Net earnings	44.3%	14.8%	24.5%	16.5%

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Net Revenues. Net revenues were $11.7 million for the quarter ended September 30, 2011 compared to $11.3 million for the same period in 2010, an increase of $376,000 or 3%. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $778,000 or 20% and $1.6 million or 63%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $2.7 million or 57% for the quarter ended September 30, 2011 as compared to the same period in 2010. We believe the increase in our consolidated net revenues during the third quarter of 2011 primarily reflects the factors previously discussed in the Overview.

During the quarter ended September 30, 2011, our net revenues from customers in the U.S. increased 4% and our net revenues from foreign customers increased 3%, as compared to the same period in 2010. Adjusted to eliminate the impact of changes in foreign currency exchange rates, the increase from foreign customers would have been 2%.

Gross Margin. Gross margin was 53% for the third quarter of 2011 compared to 48% for the same period in 2010. The increase in gross margin primarily reflects changes in product mix for our Mechanical Products segment. During the quarter ended September 30, 2011, sales of our docking products represented a much greater percentage of the total net revenues for this segment as compared to the same period in 2010. Our docking products generally have a significantly higher gross margin than the other products manufactured by our Mechanical Products segment. During the third quarter of 2011, our fixed

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

operating costs, direct labor and obsolescence expense were all relatively unchanged both in absolute dollar terms and as a percentage of net revenues. Increases in salary and benefits expense reflecting increased levels of staff, primarily at our Thermal Products segment, were offset by reductions in facility related costs as a result of the relocation of two of our domestic operations to smaller facilities during the first quarter of 2011.

Selling Expense. Selling expense was $1.5 million for the third quarter of 2011 compared to $1.4 million for the same period in 2010, an increase of $17,000 or 1%. Increases in salaries and benefits expense and travel, primarily reflecting additional sales staff and increased international travel, were partially offset by decreases in commissions to internal sales staff and a reduction in accruals for product warranty claims.

Engineering and Product Development Expense. Engineering and product development expense was $809,000 for the third quarter of 2011 compared to $767,000 for the same period in 2010, an increase of $42,000 or 6%. The increase in engineering and product development expense primarily reflects higher legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $1.4 million for the third quarter of 2011 compared to $1.6 million for the same period in 2010, a decrease of $107,000 or 7%. The decrease primarily reflects lower levels of professional fees and a reduction in bad debt expense, which were partially offset by an increase in accruals for profit-related bonuses.

Other Income (Expense). Other income was $5,000 for the third quarter of 2011 compared to other income of $8,000 for the third quarter of 2010. The decrease primarily reflects lower interest expense as a result of the repayment of the notes payable to stockholder during the fourth quarter of 2010. This decrease was partially offset by reductions in other miscellaneous income items.

Income Tax Expense (Benefit). For the quarter ended September 30, 2011, we recorded an income tax benefit of $2.8 million compared to income tax expense of $16,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third quarter of 2011, we reversed $2.9 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Revenues. Net revenues were $37.2 million for the nine months ended September 30, 2011 compared to $36.1 million for the same period in 2010, an increase of $1.1 million or 3%. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments decreased $3.2 million or 19% and $2.2 million or 34%, respectively, while the net revenues (net of intersegment sales) of our Thermal Products segment increased $6.5 million or 50% for the nine months ended September 30, 2011 as compared to the same period in 2010. We believe the increase in our consolidated net revenues during the first nine months of 2011 primarily reflects the factors previously discussed in the Overview.

During the nine months ended September 30, 2011, our net revenues from customers in the U.S. increased 8% while our net revenues from foreign customers were relatively unchanged as compared to the same period in 2010. Adjusted to eliminate the impact of changes in foreign currency exchange rates, our net revenues from foreign customers would have decreased 1%.

Gross Margin. Gross margin was 49% for the nine months ended September 30, 2011 compared to 48% for the same period in 2010. While our fixed operating costs increased in absolute dollar terms by $298,000 during the first nine months of 2011 as compared to the same period in 2010, these costs remained relatively unchanged as a percentage of net revenues for both periods. The increase in the absolute dollar value of these costs was primarily the result of higher salary and benefits expense during the first nine months of 2011 as compared to the same period in 2010, reflecting additional headcount and, to a lesser extent, the restoration of 401(k) Plan discretionary matching contributions effective April 1, 2010 and annual raises for employees which generally occur each July. We also incurred approximately $74,000 of move-related costs as a result of the

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

relocation of our domestic Mechanical and Thermal Products segments during the first quarter of 2011. These increases were partially offset by reductions in other facility related costs which are the result of these two operations now occupying smaller facilities. Our direct labor costs were relatively unchanged, both in absolute dollar terms and as a percentage of net revenues for the first nine months of 2011 as compared to the same period in 2010. Our charges for obsolete and excess inventory were relatively unchanged at approximately 1% of net revenues for both the first nine months of 2011 and 2010; however, in absolute dollar terms, these charges decreased $143,000 during the first nine months of 2011 as compared to the same period in 2010, primarily reflecting fewer items falling into our standard obsolete and excess criteria.

Selling Expense. Selling expense was relatively unchanged at $4.4 million for both the first nine months of 2011 and 2010. Lower levels of commissions reflecting changes in product and customer mix were offset by an increase in salary and benefits expense and higher levels of international travel. The increase in salary and benefits expense primarily reflects the hiring of additional sales staff and, to a lesser extent, the aforementioned restoration of the 401(k) Plan discretionary matching contributions.

Engineering and Product Development Expense. Engineering and product development expense was $2.4 million for the first nine months of 2011 compared to $2.3 million for the same period in 2010, an increase of $189,000 or 8%. The increase in engineering and product development expense primarily reflects higher legal fees related to our intellectual property and higher levels of spending on materials used in research and development activities.

General and Administrative Expense. General and administrative expense was $4.7 million for both the first nine months of 2011 and 2010. During the first nine months of 2011, salary and benefits expense increased reflecting additional headcount and, to a lesser extent, the aforementioned restoration of 401(k) Plan discretionary matching contributions and annual raises for employees which generally occur each July. The increase salary and benefits expense was offset by decreases in bad debt expense and lower levels of fees paid to third-party professionals that assist us with various compliance matters.

Other Income (Expense). Other income was $71,000 for the first nine months of 2011 compared to other expense of $11,000 for the same period in 2010. The shift from other expense in 2010 to other income in 2011 primarily reflects lower interest expense as a result of the repayment of the notes payable to stockholder during the fourth quarter of 2010 combined with a gain on sale of machinery and equipment during the first quarter of 2011.

Income Tax Expense (Benefit). For the nine months ended September 30, 2011, we recorded an income tax benefit of $2.6 million compared with income tax expense of $17,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third quarter of 2011, we reversed $2.9 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2011 was $5.8 million compared to net cash provided by operations of $3.6 million for the same period in 2010. While there was a $2.9 million increase in our deferred tax assets during the first nine months of 2011 as a result of reversing a portion of the valuation allowance against these assets, this transaction had no net impact on the cash provided by operations during the first nine months of 2011. The positive impact on our cash flow from operations from this increase in our deferred tax assets will be realized in future periods when we are able to reduce the amount of our cash payments to taxing authorities as we utilize these assets to offset future tax liabilities. The increase in net cash provided by operations primarily reflects a lower level of increase in the amount of accounts receivable during the first nine months of 2011 as compared to the first nine months of 2010 which was partially offset by an increase in the level of inventory we are carrying. Both of these changes reflect the overall higher level of business activity we have experienced in late 2010 and the first nine months of 2011 as compared to the same periods in 2009/2010. At the same time, during the first nine months of 2011, we have not seen a significant change in the average amount of our outstanding accounts payable compared to a $1.0 million decrease in the amount of our outstanding accounts payable during the comparable period

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

in 2010. This primarily reflects the fact that we had been paying many of our vendors more slowly during 2009, but as business began to improve in 2010, we brought our vendors back to more normal payment terms. Similarly, there has been no significant change in accrued wages and benefits during the first nine months of 2011 compared with an $865,000 increase in accrued wages and benefits during the first nine months of 2010. This primarily reflects that during both 2010 and 2011 we have accrued profit-based bonuses on our positive results. These bonuses are not paid out until the first quarter of the year following the year in which they are accrued. There were no similar bonuses accrued during 2009 as we lost money for the full year. Accordingly, there were no accrued profit-based bonuses on the balance sheet at the end of 2009.

Purchases of property and equipment were $685,000 for the nine months ended September 30, 2011. These purchases primarily represent leasehold improvements and other equipment purchased as a result of the relocation of two of our domestic facilities during the first quarter of 2011. We have no significant commitments for capital expenditures for the balance of 2011, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

During the third quarter of 2011, we terminated our secured credit facility. This credit facility had provided for maximum borrowings of $250,000. While this facility was in place, we had not used it to borrow any funds. Our usage consisted of the issuance of two letters of credit in the face amounts of $200,000 and $50,000, respectively. These letters of credit were issued as security deposits under two of our operating leases. We paid a quarterly fee of 1.5% per annum on the total amount of the outstanding letters of credit. At the time this facility was terminated, the $200,000 letter of credit that had been issued under this facility had already been terminated, as the lease in connection with which it had been issued ended in February 2011. The $50,000 letter of credit that had been issued under this facility was converted to a standalone letter of credit which is secured by a pledged certificate of deposit. On April 1, 2010 and November 8, 2010, two additional letters of credit were issued in the face amounts of $250,000 and $200,000, respectively. These letters of credit are supported by separate pledged certificates of deposit that were not a part of our secured credit facility.

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

As of September 30, 2011, we had cash and cash equivalents of $12.1 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, income taxes and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2011, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2010 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended September 30, 2011 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	November 14, 2011	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2011	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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