Form 10-K
period 2011-12-31
INTEST CORP
filed 2012-03-30
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), was: $26,078,010.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2012, was 10,386,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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
    the success of our strategy to diversify our business by entering markets outside the IC and ATE industries, including the automotive, aerospace and telecommunications industries;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are used by semiconductor manufacturers in conjunction with ATE, in the testing of ICs. In addition, in recent years we have marketed our thermal products in industries outside the ATE industry, such as the automotive, aerospace and telecommunications industries. Our high performance products are designed to enable our customers to improve the efficiency of their test processes and, consequently, their profitability. We sell our products worldwide. Within the ATE industry, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and through leading ATE manufacturers. In

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

industries outside the ATE industry, we sell our products directly to the end user of the product. Our largest customers include Analog Devices, Inc., Advantest Corporation, Cypress Semiconductor Corporation, Emerson Electric Co., Hakuto Co. Ltd., JDS Uniphase Corporation, Maxim Integrated Products, Inc., Raytheon Company, Teradyne, Inc. and Texas Instruments Incorporated.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

Change in Technology. End-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards, including SOC designs, are more complex and dense. These technology trends have significant implications for the IC testing process, including:
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

Testing Under Extreme Conditions. ICs will have to perform across a wider spectrum of temperature and environmental conditions than ever before because of the growing complexity of products in which they are deployed. In recent years, temperature testing has found an increasing role in front-end, wafer level testing. Creating a uniform thermal profile over much larger wafer areas represents a significant engineering and design challenge for ATE manufacturers.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2011, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service offices in the U.S., U.K., Germany and Singapore. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

In the last several years we have had to balance our actions to achieve appropriate adjustments to our operating structure and yet meet the needs of our customers in the changing business environment. In addition, we remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' product testing needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, electronics, aerospace/defense, communications and consumer electronics. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2011 and 2010 approximately $12.6 million or 27% and $8.0 million or 17%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will continue to be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products. Our Mechanical Products segment consists of our manufacturing operation in Mt. Laurel, New Jersey. Our Thermal Products segment consists of our subsidiaries in Mansfield, Massachusetts (Temptronic Corporation and Sigma Systems Corp), Germany (Temptronic GmbH), and Singapore (inTEST Pte Ltd.). Our Electrical Product segment consists of our subsidiary in San Jose, California (inTEST Silicon Valley Corporation).

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

The in2(R) and Cobal Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 3,000 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and Cobal Series manipulators range in price from approximately $12,000 to $60,000.

The M Series line of manipulator products consists of the M400 and M500 manipulators. These compact universal manipulators are designed to handle test heads weighing less than 550 pounds. The up and down movement is counter-balanced by an air-pressure-based floating state technology. The M Series manipulators range in price from approximately $12,000 to $30,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

Thermal Products

Our thermal products are sold into the environmental test market encompassing a wide variety of industries including aerospace, automotive, communications, consumer electronics, defense and semiconductor industries. Our thermal products enable a manufacturer to test semiconductor wafers and ICs, electronic components and assemblies, mechanical assemblies and electromechanical assemblies. These products provide the ability to characterize and stress test a variety of materials over extreme and variable temperature conditions that can occur in actual use.

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

Our MobileTemp(TM) Series combines our ThermoStream(R) products with our family of exclusive, high-speed ThermoChambers(TM) to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp(TM) Systems are designed specifically for small thermal-mass applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic and oil field service industries testing such things as electronic sub-assemblies, sensor assemblies, and printed circuit boards.

Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) and MobileTemp(TM) products range in price from approximately $6,000 to $50,000.

Sigma Systems has significantly broadened our product line and provided access to a wide array of market applications. Sigma products are used to test or condition products in almost every market, including food, electronic test, and material test, to name a few.

ThermoChambers(TM): Our chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as of -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are priced from $15,000 to $150,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal which increases the accuracy of the test data. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $5,000 to $70,000.

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

In Europe we sell to semiconductor and ATE manufacturers through our internal sales staff and through the use of independent sales representatives. Technical support is provided to European customers by an employee based in the UK or by independent sales representatives who we have trained. In China, Japan, Malaysia, the Philippines, Singapore, South Korea, Taiwan and

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

Thailand, we sell through the use of independent sales representatives who are supervised by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas. Technical support is provided to Asian customers primarily by employees based in Malaysia, the Philippines and Taiwan.

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

Texas Instruments Incorporated accounted for 12% and 14% of our consolidated net revenues in 2011 and 2010, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 49% of our net revenues in both 2011 and 2010. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers in 2011 include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Teradyne, Inc.	Emerson Electric Co.
Cypress Semiconductor Corporation	Advantest Corporation	Hakuto Co. Ltd.
Maxim Integrated Products, Inc.		JDS Uniphase Corporation
Texas Instruments Incorporated		Raytheon Company

MANUFACTURING AND SUPPLY

As of December 31, 2011, our principal manufacturing operations consisted of assembly and testing at our facilities in New Jersey, Massachusetts and California. In January 2011, we relocated our Mechanical Products segment manufacturing operations and our corporate offices from Cherry Hill, New Jersey to a new, smaller facility in Mt. Laurel, New Jersey. In February 2011, we relocated Temptronic's facility from Sharon, Massachusetts to a new, smaller facility in Mansfield, Massachusetts. The consolidation and relocations of manufacturing operations were done to reduce our fixed operating costs and streamline operations as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

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
FOR THE YEAR ENDED DECEMBER 31, 2011

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

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2011, we employed a total of 25 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.2 million in 2011 and $3.0 million in 2010 on engineering and product development, respectively.

PATENTS AND OTHER PROPRIETARY RIGHTS

Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trademarks, trade secrets, copyrights and unpatentable know-how to protect our proprietary rights. It is our practice to require that all of our employees and third-party product development consultants assign to us all rights to inventions or other discoveries relating to our business that were made while working for us. In addition, all employees and third-party product development consultants agree not to disclose any private or confidential information relating to our technology, trade secrets or intellectual property.

As of December 31, 2011, we held 48 active U.S. patents and had 16 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2012 and extending through 2027. During 2011, we had six U.S. patents expire and one U.S. patent was issued. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1.    BUSINESS (Continued)

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

Our principal competitors for manipulator products are Esmo-AG and Reid-Ashman Manufacturing. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturers Advantest Corporation and Teradyne (who are also our customers) on the sale of docking hardware and manipulators.

Our principal competitors for Thermostream products are Thermonics and FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Advanced Temperature Systems GmbH and Espec Corp. Our principal competitors for environmental chambers are Thermotron Industries, Cincinnati Sub-Zero Products, Inc. and Espec Corp. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for tester interface products are Reid-Ashman Manufacturing, Esmo AG and Integrated Test Corporation.

BACKLOG

At December 31, 2011, our backlog of unfilled orders for all products was approximately $4.0 million compared with approximately $6.1 million at December 31, 2010. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2012. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2011, we had 131 full time employees, including 60 in manufacturing operations, 48 in customer support/operations and 23 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations, and/or financial condition would likely suffer, and the price of our stock could be negatively affected.

Global economic cycles, which are difficult to predict, have had an impact on our business and may continue to do so.

Demand for our products and our operating results have in the past been negatively affected by sudden downturns in the global economies and the resulting reduction in customer capital investment. Such conditions deteriorated significantly in many countries and regions in late 2008 and throughout 2009. While economic conditions began to improve during late 2009 in many countries and regions, they still remain below historical levels and may remain depressed for the foreseeable future. In the last year, political instability in Europe, the Middle East and North Africa has negatively affected global financial markets. In the past, these uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties may continue to depress future sales of our products and services.

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

We seek to further diversify the markets for our thermal products in order to increase the proportion of our sales attributable to industries which are less subject to cyclicality than the semiconductor industry. If we are unable to do so, our future performance will remain substantially exposed to the fluctuations of the cyclicality of the semiconductor industry.

In recent years, we began selling our thermal products in industries outside of the semiconductor industry, including the automotive, aerospace and telecommunications industries. Our sales to these non-semiconductor industries were $12.6 million or 27% of our consolidated net revenues in 2011 compared to $8.0 million or 17% of our net revenues in 2010. Our goal is to further increase our sales into these and other non-semiconductor industries; however, in most cases, the expansion of our thermal product sales into these new markets has just begun, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. If we are unable to continue to expand our sales in non-semiconductor industries, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor industry.

New statutory and regulatory requirements, tax increases and changes in government spending could adversely affect our operating results.

In recent years, the federal government launched an aggressive statutory and regulatory agenda with the goal of enacting social and economic reforms.  This agenda includes health care reform legislation and financial system regulatory reform, as well as proposed climate change and other environmental legislation and regulations. In addition, many state and local governments are faced with budget crises that are causing these bodies to consider enacting significant tax increases, reducing or eliminating the use of net operating loss carryforwards or making significant budget cuts.  It is uncertain how the applicable government agencies will enact the regulations necessary to carry out the statutory requirements.  Accordingly, we cannot determine the costs and other effects of new legal requirements with certainty.  For example, new legislation or regulations may cause us to experience increased costs as a direct result of our compliance efforts.  At this point, we are unable to determine the impact that newly enacted federal healthcare legislation could have on our employer-sponsored medical plans. We may also indirectly experience increased costs to the extent such legal requirements increase the prices of goods and services that we purchase as a result of increased compliance costs to the vendors who provide these goods and services to us or the reduced

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

availability of raw materials that we need to purchase.  In addition, we cannot determine the impact that new legal requirements, tax increases or state and local government spending cuts will have on the business operations of our customers, where significant increases in operating costs due to the costs to comply with new legal requirements or tax increases may reduce their future product development and capital spending budgets. Our revenues and results of operations may be adversely affected by these new legal requirements and government actions.

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
    the state of the U.S. and global economies;
    changes in the buying patterns of our customers;
    changes in our market share;
    the technological obsolescence of our inventories;
    quantities of our inventories greater than is reasonably likely to be utilized in future periods;
    significant product warranty charges;
    the recording of the reversal of valuation allowances against our deferred tax assets;
    competitive pricing pressures;
    the impairment of our assets due to reduced future demand for our products;
    excess manufacturing capacity;
    our ability to control operating costs;
    costs associated with implementing restructuring initiatives;
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
    increases in costs of component materials;
    cancellation or rescheduling of orders by our customers;
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

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

Texas Instruments Incorporated accounted for 12% and 14% of our consolidated net revenues in 2011 and 2010, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 49% of our net revenues in both 2011 and 2010. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

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

Our backlog at December 31, 2011 was $4.0 million compared to $6.1 million at December 31, 2010. Our backlog at the beginning of a quarter typically does not include all orders necessary to achieve our sales objectives for that quarter. Orders in our backlog are subject to cancellation, delay or rescheduling by our customers with limited or no penalties or ability to collect bill back amounts. Throughout recent years, we have experienced customer-requested shipment delays and order cancellations, and we believe it is probable that orders will be cancelled and/or delayed in the future. In addition, during a downturn, some of our customers may rely on short lead times generally available from suppliers, including us, whereas in periods of stronger demand, and longer lead times, customers need to book orders earlier.

We have experienced problems with several customers in collecting outstanding accounts receivable due to cash flow difficulties related to the global economic recession.

Historically, the majority of our customers have paid their outstanding accounts receivable due to us within 30 to 60 days of the shipment date. During 2009 and the first half of 2010, as a result of the global economic recession, we saw many of our customers delay the payment of their outstanding amounts due to us. In addition, we had two customers enter bankruptcy, which caused us to either fully write off or partially write off the outstanding amounts they owed us. Recently, business conditions have improved and, as a result, we have seen our customers return to more historically normal payment patterns. However, should economic or business conditions deteriorate again, we may have additional customers seek relief under bankruptcy that would delay the collection of other outstanding accounts receivable or cause additional write offs of accounts receivable as bad debt. As a result, we may need to begin to factor our accounts receivable or obtain secured lines of credit at interest rates much higher than we have historically been offered for such lines of credit in order to maintain reasonable levels of cash to operate our business.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative effect on our business.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees. During 2009, in response to the significant operating losses we sustained and in an effort to conserve cash, we implemented workforce reductions, temporary salary reductions and furloughs, reduced or eliminated certain employee benefits and closed facilities. These actions had a negative impact on overall employee morale. In response to improved business conditions, in late 2009, we eliminated all furloughs for employees in our operations and restored salaries for employees and board retainers for directors on January 1, 2010 and restored the 401(k) Plan discretionary matching contribution for all domestic employees on April 1, 2010. In addition, due to improvements in our profitability, we were able to provide salary increases to our employees in both 2011 and 2010 after not providing salary increases for several years. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries and maintain employee benefits which have been previously reduced or eliminated, we may not be able to retain our senior management and other key employees. Our business could suffer if we are unable to retain one of more of our senior officers or other key employees.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2012 and 2027, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 16% and 10% of consolidated net revenues in 2011 and 2010, respectively. Net revenues from foreign customers totaled $28.1 million, or 59% of consolidated net revenues, in 2011 and $28.7 million, or 62% of consolidated net revenues, in 2010. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 1A. RISK FACTORS (Continued)

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

Section 404 of the Sarbanes-Oxley Act of 2002 and the accompanying rules and regulations promulgated by the SEC to implement that law require us to include in our Annual Reports on Form 10-K a report by our management regarding the effectiveness of our internal control over financial reporting. During our assessment process, if our management identifies one or more material weaknesses in our internal controls over financial reporting that cannot be remediated in a timely manner, we may be unable to assert that our internal control is effective. While our assessment (as reported in Item 9A of this Report) is that our internal control over financial reporting was effective as of December 31, 2011, the effectiveness of our internal control in future periods cannot be assured, and the effectiveness of our internal control over financial reporting may deteriorate. If we are unable to assert that our internal control over financial reporting is effective as of any future date, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2011, we leased 7 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2011.
Location at December 31, 2011	Lease Expiration	Approx. Square Footage	Principal Uses	New Location	New Lease Expiration	Approx. Square Footage
Mt. Laurel, NJ	4/21	54,897	Corporate headquarters and Mechanical Products segment operations.	N/A	N/A	N/A
Mansfield, MA	8/21	52,700	Thermal Products segment operations.	N/A	N/A	N/A
San Jose, CA	4/12	25,088	Electrical Products segment operations.	Fremont, CA	9/17	15,746

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 2.   PROPERTIES (Continued)

When the lease for our current facility in San Jose, CA expires in April 2012, we will be relocating this operation to a 15,746 square foot facility in Fremont, CA. We signed the lease for this new facility on January 9, 2012. All of our facilities have space to accommodate our needs for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NASDAQ Capital Market, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2011	High	Low
First Quarter	$4.67	$2.56
Second Quarter	4.33	3.19
Third Quarter	3.84	2.50
Fourth Quarter	2.88	2.13

2010
First Quarter	2.05	1.30
Second Quarter	4.65	1.52
Third Quarter	4.34	2.38
Fourth Quarter	3.46	2.15

On March 15, 2012, the closing price for our common stock as reported on the NASDAQ Capital Market was $3.42. As of March 15, 2012, we had 10,386,927 shares outstanding that were held of record by approximately 1,000 beneficial and record holders.

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
FOR THE YEAR ENDED DECEMBER 31, 2011

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
	Years Ended December 31,
	2011	2010	2009	2008	2007
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$47,266	$46,204	$23,499	$38,790	$48,705
Gross margin	22,893	22,145	7,813	13,785	18,695
Operating income (loss)	7,578	7,350	(5,046)	(9,440)	(6,853)
Net earnings (loss)	9,863	7,252	(4,843)	(9,133)	(6,739)
Net earnings (loss) per common share:
Basic	$0.97	$0.72	$(0.49)	$(0.97)	$(0.73)
Diluted	$0.96	$0.72	$(0.49)	$(0.97)	$(0.73)
Weighted average common shares outstanding :
Basic	10,148	10,019	9,975	9,465	9,215
Diluted	10,286	10,142	9,975	9,465	9,215

	As of December 31,
	2011	2010	2009	2008	2007
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$13,957	$ 6,895	$ 2,647	$ 7,137	$12,215
Working capital	19,759	11,793	6,252	10,680	18,649
Total assets	31,237	21,408	15,144	20,492	27,723
Long-term debt, net of current portion	-	-	1,144	1,526	8
Total stockholders' equity	26,199	16,104	8,594	13,467	21,507

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, we market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, aerospace and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Years Ended December 31,
Net revenues from unaffiliated customers:	2011	2010
Mechanical Products	$15,208	$20,087
Thermal Products	26,942	18,194
Electrical Products	5,151	7,973
Intersegment sales	(35)	(50)
	$47,266	$46,204
Intersegment sales:
Mechanical Products	$ 7	$ 9
Thermal Products	-	-
Electrical Products	28	41
	$35	$50
Net revenues from unaffiliated customers (net of intersegment sales):
Mechanical Products	$15,201	$20,078
Thermal Products	26,942	18,194
Electrical Products	5,123	7,932
	$47,266	$46,204
Net revenues from unaffiliated customers:
U.S.	$19,165	$17,510
Foreign	28,101	28,694
	$47,266	$46,204

Our consolidated net revenues for the year ended December 31, 2011 increased $1.1 million or 2% as compared to 2010. This increase consisted of an $8.8 million or 48% increase in the net revenues (net of intersegment sales) of our Thermal Products segment which was offset by decreases in the net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments of $4.9 million or 24% and $2.8 million or 35%, respectively. We believe the decrease in the level of net revenues in our Mechanical and Electrical Products segments during 2011 reflects reduced demand within the ATE industry, which we began to see reflected in the level of our orders for these segments during the second quarter of 2011. We believe the increase in the net revenues of our Thermal Products segment as compared to the decreases in our other two product segments primarily reflects that this segment has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry. In addition, approximately 50-60% of this segment's sales are to customers in various industries outside the ATE industry where we have experienced recent strength in demand.

Total consolidated orders for the year ended December 31, 2011 were $45.2 million compared to $47.7 million for 2010. For the year ended December 31, 2011, orders for our Mechanical, Thermal and Electrical Products segments were $13.3 million, $26.8 million and $5.1 million, respectively, compared to $20.1 million, $19.4 million and $8.2 million for 2010, respectively. Orders from customers in various industries outside the ATE industry were $13.2 million or 29% of total consolidated orders for the year ended December 31, 2011 compared to $9.0 million or 19% of total consolidated orders for the year ended December 31, 2010. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At December 31, 2011, our backlog of unfilled orders for all products was approximately $4.0 million compared with approximately $6.1 million at December 31, 2010. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2012. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business Restructuring Initiatives

In response to the significant decline in our orders and net revenues during 2008 and early 2009, we took actions to reduce our cost structure, including facility closures, workforce reductions and salary and benefits reductions. We consider some of the actions we took to be temporary in nature, such as certain salary and benefits reductions for current employees. At the time we took these temporary actions, it was generally our intent to restore all or a portion of the reduced salary and benefits in future periods when our results of operations and our cash flows improved sufficiently so as to allow us to do so. Any such restoration impacts the ultimate level of savings which result from our restructuring actions. There were no additional restructuring actions taken in either 2010 or 2011. Effective January 1, 2010, we restored all of the temporary salary reductions we implemented in 2008 and 2009 for our domestic employees, with the exception of the salary of our Executive Chairman, which was restored to approximately 65% of its full reinstated level, reflecting a voluntary continued 35% reduction in his salary. Also on this date, we restored the fees paid to our Board of Directors, which had been reduced by approximately 50%. Effective April 1, 2010, we restored the 401(k) Plan discretionary matching contribution for all domestic employees and the Temptronic profit sharing contributions which had been suspended for most of these employees at the beginning of 2009. There are no other temporary actions remaining to be restored.

Acquisition

On January 16, 2012, Temptronic Corporation acquired substantially all of the assets and certain liabilities of Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc., pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business will broaden the product line of inTEST's thermal products division. The purchase price for the assets was approximately $3.8 million in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations.  We expect to complete the purchase price allocation for this transaction by June 30, 2012. For further discussion of the acquisition, see Note 19 to our consolidated financial statements.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the aerospace, automotive, communications, consumer electronics and defense industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2011 and 2010, our OEM sales as a percentage of net revenues were 12% and 18%, respectively, and our sales of thermal products in other industries outside the ATE industry as a percentage of net revenues were 27% and 17%, respectively.

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
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. In addition, some of the products manufactured by our Thermal Products segment are used in industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics and defense industries. The results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

The following table sets forth, for the periods indicated, the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues Years Ended December 31,
	2011	2010
Net revenues	100.0%	100.0%
Cost of revenues	51.6	52.1
Gross margin	48.4	47.9
Selling expense	12.1	12.4
Engineering and product development expense	6.8	6.6
General and administrative expense	13.5	13.0
Operating income	16.0	15.9
Other income	0.2	0.1
Earnings before income tax expense (benefit)	16.2	16.0
Income tax expense (benefit)	(4.7)	0.3
Net earnings	20.9%	15.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues. Net revenues were $47.3 million for the year ended December 31, 2011 compared to $46.2 million for the same period in 2010, an increase of $1.1 million or 2%. This increase consisted of an $8.8 million or 48% increase in the net revenues (net of intersegment sales) of our Thermal Products segment which was offset by decreases in the net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments of $4.9 million or 24% and $2.8 million or 35%, respectively. We believe the increase in our consolidated net revenues during 2011 primarily reflects the factors previously discussed in the Overview.

During the year ended December 31, 2011, our net revenues from customers in the U.S. increased 10% while our net revenues from foreign customers decreased 2%, respectively, as compared to the same period in 2010. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 48% for each of the years ended December 31, 2011 and 2010. Our fixed operating costs were relatively unchanged at 14% percent of net revenues for both 2011 and 2010. However, in absolute dollar terms, these costs increased $206,000 during 2011 as compared to 2010. The $206,000 increase in the absolute dollar value of our fixed operating costs primarily reflects higher salary and benefits expense as a result of increased levels of staff in our Thermal Products segment, and, to a lesser extent, annual salary adjustments for current staff in all of our product segments. The increase in salary and benefits expense was partially offset by reductions in facility related costs as a result of the relocation of two of our domestic operations to smaller facilities during the first quarter of 2011. During 2011, our component material costs represented 34% of net revenues compared to 35% of net revenues in 2010. This decrease in our component material costs as a percentage of net revenues primarily reflects changes in product and customer mix. Both our direct labor costs and obsolescence expense were relatively unchanged as a percentage of net revenues for the year ended December 31, 2011 as

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to the same period in 2010, although our obsolescence expense increased $60,000 in absolute dollar terms during 2011 as compared to 2010. The increase in the absolute dollar amount of our obsolescence expense primarily reflects the reduced demand in the second half of 2011 in the ATE industry, as previously discussed in the Overview, which resulted in an increase in the amount of items being written off as a result of applying our objective obsolescence and excess criteria.

Selling Expense. Selling expense was $5.7 million for each of the years ended December 31, 2011 and 2010. Increases in salaries and benefits expense and travel, primarily reflecting additional sales staff and increased international travel, were offset by decreases in commissions, reflecting changes in product and customer mix. To a lesser extent there was also a reduction in accruals for product warranty claims in 2011 as compared to 2010, reflecting positive trends in our historical warranty experience.

Engineering and Product Development Expense. Engineering and product development expense was $3.2 million for year ended December 31, 2011 compared to $3.0 million for the same period in 2010, an increase of $196,000 or 6%. The increase in engineering and product development expense primarily reflects higher legal fees related to our intellectual property, and, to a lesser extent, an increase in spending on materials used in research and development projects.

General and Administrative Expense. General and administrative expense was $6.4 million for the year ended December 31, 2011 compared to $6.0 million for the same period in 2010, an increase of $333,000 or 6%. The increase primarily reflects higher salary and benefits expense as well as costs associated with our recent acquisition of Thermonics and the filing of our shelf registration statement. The increase in salary and benefits expense is primarily due to the hiring of additional staff as well as annual salary adjustments for current staff.

Other Income. Other income was $81,000 for the year ended December 31, 2011 compared to $50,000 for the same period in 2010, an increase of $31,000. The increase primarily represents a reduction in interest expense as a result of repaying the notes payable to stockholder during the fourth quarter of 2010. This increase was partially offset by a reduction in gains on the sale of fully depreciated machinery and equipment in 2011 as compared to 2010.

Income Tax Expense (Benefit). For the year ended December 31, 2011, we recorded an income tax benefit of $2.2 million compared with income tax expense of $148,000 for the same period in 2010. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2011 was $7.8 million compared to net cash provided by operations of $6.4 million for the same period in 2010. During 2011, there was a $2.5 million increase in our deferred tax assets as a result of reversing a significant portion of the valuation allowance against these assets. The increase in net cash provided by operations in 2011 as compared to 2010 primarily reflects an increase of $866,000 in accounts receivable during 2010 as compared to a decrease of $24,000 in 2011. In addition, restricted certificates of deposit decreased $200,000 during 2011 compared to an increase of $450,000 in these assets during 2010. Restricted certificates of deposit are pledged certificates of deposit which support letters of credit that have been issued as security deposits under the various operating leases for facilities we occupy. To a lesser extent, we also experienced a positive impact on our net cash provided by operations from an increase in accrued rent and customer deposits during 2011 as compared to 2010.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The positive impact on our net cash provided by operations from the changes in these items was partially offset by decreases in the amount of change in certain of our accrued expenses for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Accrued wages increased only $24,000 from December 31, 2010 to December 31, 2011 compared to an increase of $1.1 million for the year ended December 31, 2010. This primarily reflects that during both 2010 and 2011 we accrued profit-based bonuses on our positive results. These bonuses are not paid out until the first quarter of the year following the year in which they are accrued. There were no similar bonuses accrued during 2009 as we had a net loss for the full year. Accordingly, there were no accrued profit-based bonuses on the balance sheet at the end of 2009. Finally, other current liabilities decreased $256,000 during the year ended December 31, 2011 as compared to an increase of $126,000 during the year ended December 31, 2010, reflecting a decrease in accrued repairs during 2011.

Purchases of property and equipment were $780,000 for the year ended December 31, 2011. These purchases primarily represent leasehold improvements and other equipment purchased as a result of the relocation of two of our domestic facilities during the first quarter of 2011. We have no significant commitments for capital expenditures for 2012, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

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

As of December 31, 2011, we had cash and cash equivalents of $14.0 million. During January 2012, we used $3.8 million of our cash to close on the acquisition of Thermonics. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2011, we recorded an inventory obsolescence charge for excess and obsolete inventory of $403,000.

Goodwill, Intangible and Long-Lived Assets

Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. During the goodwill impairment assessment, we perform a Step I test to identify potential impairment, in which the fair value of a reporting unit is compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. As of December 31, 2011, goodwill was $1.7 million. During 2011, we did not record any impairment charges related to our goodwill.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2011, indefinite-lived intangible assets were $510,000. During 2011, we did not record any impairment charges related to our indefinite-lived intangible assets.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2011, finite-lived intangibles and long-lived assets were $1.6 million. During 2011, we did not record any impairment charges related to our long-lived assets.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate. As of December 31, 2011, we had a net deferred tax asset of $2.5 million.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2011, accrued warranty was $214,000 and we recorded charges related to product warranty of $122,000 for the year then ended.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2011 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012, or, if our proxy statement is not filed on or before April 30, 2012, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012, or, if our proxy statement is not filed on or before April 30, 2012, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012, or, if our proxy statement is not filed on or before April 30, 2012, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2011:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	249,000	$3.28	180,000
Equity compensation plans not approved by security holders	-	-	-
Total	249,000	$3.28	180,000

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012, or, if our proxy statement is not filed on or before April 30, 2012, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2012, or, if our proxy statement is not filed on or before April 30, 2012, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 30, 2012

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (principal executive officer)	March 30, 2012

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (principal financial officer)	March 30, 2012

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 30, 2012

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 30, 2012

/s/ James J. Greed, Jr. James J. Greed, Jr., Director	March 30, 2012

/s/ James W. Schwartz, Esq. James W. Schwartz, Esq., Director	March 30, 2012

/s/ Thomas J. Reilly, Jr. Thomas J. Reilly, Jr., Director	March 30, 2012

Index to Exhibits

Exhibit Number	Description of Exhibit
2

Asset Purchase Agreement dated December 9, 2011 by and among Temptronic Corporation, Test Enterprises, Inc., James C. Kufis and Carollyn M. Kufis, Trustees of the Kufis Family Trust Dated November 9, 1990, and any amendments thereto, and James C. Kufis.

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
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MCGLADREY & PULLEN, LLP

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGLADREY & PULLEN, LLP

Blue Bell, Pennsylvania
March 30, 2012

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2011        2010
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $13,957    $ 6,895
  Trade accounts receivable, net of allowance for
    doubtful accounts of $195 and $150, respectively                  6,189      6,244
  Inventories                                                         3,896      3,489
  Deferred tax assets                                                   453          -
  Prepaid expenses and other current assets                             302        430
     Total current assets                                            24,797     17,058
Property and equipment:
  Machinery and equipment                                             3,585      3,534
  Leasehold improvements                                                514        765
     Gross property and equipment                                     4,099      4,299
  Less: accumulated depreciation                                     (2,965)    (3,581)
     Net property and equipment                                       1,134        718

Deferred tax assets                                                   2,028          -
Goodwill                                                              1,656      1,656
Intangible assets, net                                                  942      1,077
Restricted certificates of deposit                                      500        700
Other assets                                                            180        199
     Total assets                                                   $31,237    $21,408
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,031    $ 1,672
  Accrued wages and benefits                                          1,795      1,779
  Accrued sales commissions                                             493        522
  Accrued rent                                                          407         83
  Accrued professional fees                                             451        373
  Accrued warranty                                                      214        274
  Customer deposits                                                     425         84
  Other current liabilities                                             222        478
     Total current liabilities                                        5,038      5,265

Deferred rent, net of current portion                                     -         39
Total liabilities                                                     5,038      5,304

Commitments and Contingencies (Notes 10,11,13 and 16)
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 and 10,464,505 shares issued, respectively              105        105
  Additional paid-in capital                                         26,035     25,973
  Accumulated deficit                                                  (686)   (10,549)
  Accumulated other comprehensive earnings                            1,217      1,311
  Treasury stock, at cost; 76,328 and 119,029 shares, respectively     (472)      (736)
     Total stockholders' equity                                      26,199     16,104

     Total liabilities and stockholders' equity                     $31,237    $21,408
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2011             2010
                                                          -------          -------
Net revenues                                              $47,266          $46,204
Cost of revenues                                           24,373           24,059
      Gross margin                                         22,893           22,145

Operating expenses:
   Selling expense                                          5,708            5,717
   Engineering and product development expense              3,240            3,044
   General and administrative expense                       6,367            6,034
      Total operating expenses                             15,315           14,795

Operating income                                            7,578            7,350

Other income (expense):
   Interest income                                             13               12
   Interest expense                                            (4)             (64)
   Other                                                       72              102
      Total other income                                       81               50
Earnings before income tax expense (benefit)                7,659            7,400
Income tax expense (benefit)                               (2,204)             148

      Net earnings                                        $ 9,863          $ 7,252
                                                          =======          =======
Net earnings per common share:
  Basic                                                    $0.97            $0.72
  Diluted                                                  $0.96            $0.72
Weighted average common shares outstanding:
  Basic                                                 10,147,708       10,019,000
  Diluted                                               10,285,621       10,141,552

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2011             2010
                                                          -------          -------
Net earnings                                              $ 9,863          $ 7,252
Foreign currency translation adjustments                      (94)             (45)

Comprehensive earnings                                    $ 9,769          $ 7,207
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                            Accumulated
                                   Common Stock   Additional                   Other                  Total
                                -----------------  Paid-In    Accumulated  Comprehensive  Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit        Earnings     Stock      Equity
                                ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2010        10,193,255  $ 102   $25,798    $(17,801)      $1,356      $  (861)     $ 8,594

Net earnings                             -      -         -       7,252            -            -        7,252
Other comprehensive loss                 -      -         -           -          (45)           -          (45)
Issuance of non-vested shares
  of restricted stock              273,750      3        (3)          -            -            -            -
Amortization of deferred
  compensation related to
  restricted stock                       -      -       228           -            -            -          228
Forfeiture of non-vested
  shares of restricted stock        (2,500)     -         -           -            -            -            -
Issuance of 20,270 shares of
  treasury stock to satisfy
  profit sharing liability               -      -       (50)          -            -          125           75
                                ----------  -----   -------    --------       ------      -------      -------
Balance, December 31, 2010      10,464,505    105    25,973     (10,549)       1,311         (736)      16,104

Net earnings                             -      -         -       9,863            -            -        9,863
Other comprehensive loss                 -      -         -           -          (94)           -          (94)
Amortization of deferred
  compensation related to
  restricted stock                       -      -       146           -            -            -          146
Stock options exercised             10,000      -        30           -            -            -           30
Forfeiture of non-vested
  shares of restricted stock       (11,250)     -         -           -            -            -            -
Issuance of 42,701 shares of
  treasury stock to satisfy
  profit sharing liability               -      -      (114)          -            -          264          150
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2011      10,463,255  $ 105   $26,035    $   (686)      $1,217      $  (472)     $26,199
                                ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2011             2010
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 9,863          $ 7,252
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             394              395
    Foreign exchange loss                                                       4               20
    Amortization of deferred compensation related to restricted stock         146              228
    Profit sharing expense funded through the issuance of treasury stock      150               75
    Gain on sale of property and equipment                                    (48)             (33)
    Proceeds from sale of demonstration equipment, net of gain                 94                8
    Deferred income tax benefit                                            (2,481)               -
    Changes in assets and liabilities:
      Trade accounts receivable                                                24             (866)
      Inventories                                                            (406)            (437)
      Prepaid expenses and other current assets                               126              (54)
      Restricted certificates of deposit                                      200             (450)
      Other assets                                                             13               23
      Accounts payable                                                       (640)            (905)
      Accrued wages and benefits                                               24            1,134
      Accrued sales commissions                                               (29)             207
      Accrued rent                                                            324              (64)
      Accrued professional fees                                                79               (1)
      Accrued warranty                                                        (60)              46
      Accrued restructuring and other charges                                   -             (130)
      Customer deposits                                                       341               (7)
      Other current liabilities                                              (256)             126
      Deferred rent, net of current portion                                   (39)            (118)
                                                                          -------          -------
Net cash provided by operating activities                                   7,823            6,449
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (780)            (659)
  Proceeds from sale of property and equipment                                 54                -
                                                                          -------          -------
Net cash used in investing activities                                        (726)            (659)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable to stockholder                                     -           (1,525)
  Proceeds from stock options exercised                                        30                -
                                                                          -------          -------
Net cash provided by (used in) financing activities                            30           (1,525)
                                                                          -------          -------
Effects of exchange rates on cash                                             (65)             (17)
                                                                          -------          -------
Net cash provided by all activities                                         7,062            4,248
Cash and cash equivalents at beginning of period                            6,895            2,647
                                                                          -------          -------
Cash and cash equivalents at end of period                                $13,957          $ 6,895
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   269          $   135
  Interest                                                                      1               76

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                         $     -          $   448
Forfeiture of non-vested shares of restricted stock                       $   (20)         $   (11)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, in recent years we have begun marketing our thermal products in industries outside the ATE industry, such as the automotive, aerospace and telecommunications industries.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We have three reportable segments which are also our reporting units: Mechanical Products, Thermal Products and Electrical Products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore. On January 16, 2012, Temptronic Corporation, a wholly-owned subsidiary of inTEST Corporation, acquired substantially all of the assets and certain liabilities of Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc., pursuant to the Asset Purchase Agreement dated December 9, 2011. The acquisition of the Thermonics business will broaden the product line of inTEST's thermal products division. This acquisition is discussed further in Note 19.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense was $48 and $62 for the years ended December 31, 2011 and 2010, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $403 and $344 for the years ended December 31, 2011 and 2010, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense, including amortization of assets acquired under capital leases, was $259 and $261 for the years ended December 31, 2011 and 2010, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Foreign Currency

For our foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2011 and 2010, foreign currency transaction losses were $3 and $20, respectively.

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
	Years Ended December 31,
	2011	2010

Weighted average common shares outstanding - basic	10,147,708	10,019,000
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	137,913	122,552
Weighted average common shares outstanding - diluted	10,285,621	10,141,552
Average number of potentially dilutive securities excluded from calculation	129,217	422,260
Weighted average exercise price of excluded securities	$3.70	$3.42

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

In December 2010, the FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will implement this guidance for any business acquisitions we consummate after the effective date.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2011, the FASB issued an amendment to disclosures about comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment is effective for fiscal years beginning after December 15, 2011. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

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

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and Indefinite Life Intangible Assets

As of December 31, 2011 and 2010, our goodwill totaled $1,656 and our indefinite life intangible assets totaled $510. Our indefinite life intangible assets consist of trademarks. This goodwill and these intangible assets are a result of our acquisition of Sigma Systems Corporation ("Sigma") in October 2008 and are allocated to our Thermal Products reporting unit.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2011 and 2010, we assessed our goodwill and indefinite life intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2011 and 2010 for the discounted cash flows were 20% and 16%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2011 and 2010, we performed a Step I test to identify potential impairment, in which the fair value of the reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 50% or $8,670 at December 31, 2011 and by 6% or $593 at December 31, 2010.

During the indefinite life intangible asset impairment assessment in both 2011 and 2010, we compared the fair value of our intangible assets with their carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2011 and 2010.

Finite-lived Intangible Assets

As of December 31, 2011 and 2010, we had finite-lived intangible assets which totaled $432 and $567, respectively, net of accumulated amortization of $438 and $303, respectively. At December 31, 2011 and 2010, we had three finite-lived intangible assets which consisted of customer relationships, software and patents held by Sigma at the time of our acquisition of this operation in October 2008. These intangible assets are being amortized on a straight-line basis over estimated useful lives of 72 months, 120 months and 60 months, respectively. As of December 31, 2011, these assets had remaining estimated useful lives of 33 months, 81 months, and 21 months, respectively. These intangible assets are allocated to our Thermal Products segment. We assess our finite-lived intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Please see "Impairment of Long-Lived Assets and Finite-Lived Intangible Assets" below for the results of our assessment.

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2011 and 2010, respectively:
	2011	2010
Balance - Beginning of period	$567	$701
Amortization	(135)	(134)
Balance - End of period	$432	$567

The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2012	$135
2013	$123
2014	$ 73
2015	$ 27
2016	$ 27

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

2011 and 2010 Assessments
During 2011 and 2010, we did not review our long-lived assets for impairment as we determined that there were no events or changes in business circumstances that indicated the need for such a review.

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

During 2011 and 2010, we did not record any restructuring charges. At December 31, 2010, we had a liability for restructuring and other charges of $130 related to the relocation of Sigma from El Cajon, California to Sharon, Massachusetts (the "Sigma Relocation") where Temptronic Corporation's manufacturing operations were located at that time. This relocation was approved during the fourth quarter of 2009. We completed the facility closure in El Cajon during the fourth quarter of 2009 and completed the relocation of the product line to the facility in Sharon during the first quarter of 2010.

Changes in our liability for restructuring and other charges for the year ended December 31, 2010 are summarized as follows:
Sigma Relocation
Balance - January 1, 2010	$130
Severance and other cash payments related to one-time termination benefits and facility closure costs	(130)
Balance - December 31, 2010	$ -

(5)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 12% and 14% of our consolidated net revenues in 2011 and 2010, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2010. While all three of our operating segments sold products to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the years ended December 31, 2011 and 2010, no other customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2011	2010
Raw materials	$2,784	$2,268
Work in process	351	385
Inventory consigned to others	201	223
Finished goods	560	613
	$3,896	$3,489

(7)  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2011	2010
Accrued repairs	$ -	$205
Current portion of deferred rent	39	118
Domestic and foreign income taxes payable	8	30
Other	175	125
	$222	$478

(8)   DEBT

Notes Payable to Stockholder

At January 1, 2010, as a result of our acquisition of Sigma, we had non-negotiable promissory notes in an aggregate principal amount of $1,525 outstanding. We fully repaid these notes during the fourth quarter of 2010. These notes bore interest at the prime rate plus 1.25% and were secured by the assets of Sigma. Interest was payable annually commencing on the anniversary of closing.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(8)   DEBT (Continued)

At each of December 31, 2011 and 2010, we had an outstanding letter of credit in the amount of $50. This letter of credit is secured by a pledged certificate of deposit in the amount of $50. This letter of credit was originally issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2012. The terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

At each of December 31, 2011 and 2010, we had an outstanding letter of credit in the amount of $250. This letter of credit is secured by a pledged certificate of deposit in the amount of $250. This letter of credit was originally issued in April 2010 as a security deposit under a lease that we entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit will decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

At each of December 31, 2011 and 2010, we had an outstanding letter of credit in the amount of $200. This letter of credit is secured by a pledged certificate of deposit in the amount of $200. This letter of credit was originally issued in November 2010 as a security deposit under a lease that we entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 7, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit will decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

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

During 2005, we recorded $854 of additions to our leasehold improvements which were paid for on our behalf by the landlord of our facility in San Jose, California. We occupied this facility during the first quarter of 2005. We also recorded this amount as deferred rent. Amortization of deferred rent for the years ended December 31, 2011 and 2010 was $118 and $118, respectively. The current portion of deferred rent is included in Other Current Liabilities on our balance sheet.

(10)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2011 and 2010 was $1,327 and $1,388, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are generally included in rental expense in our statement of operations, but they are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)   COMMITMENTS AND CONTINGENCIES (Continued)

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2011 are as follows:
2012	$1,241
2013	$ 987
2014	$ 985
2015	$ 994
2016	$1,079
Thereafter	$4,539

$9,825

(11)   GUARANTEES

Product Warranties

Warranty expense for the years ended December 31, 2011 and 2010 was $122 and $187, respectively. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2011 and 2010:
	2011	2010
Balance - Beginning of period	$ 274	$ 228
Payments made under warranty	(182)	(141)
Accruals for product warranty	122	187

Balance - End of period	$ 214	$ 274

(12)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2011 and 2010, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:
	Years Ended December 31,
	2011	2010
Domestic	$6,722	$7,053
Foreign	937	347

	$7,659	$7,400

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2011	2010
Current
Domestic -- Federal	$ 148	$ -
Domestic -- state	133	157
Foreign	(20)	(9)
	261	148
Deferred
Domestic -- Federal	(1,676)	-
Domestic -- state	(193)	-
Foreign	(596)	-
	(2,465)	-
Income tax expense (benefit)	$(2,204)	$148

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010:
	December 31,
Deferred tax assets:	2011	2010
Net operating loss ("NOL") (Federal, state and foreign)	$1,159	$3,268
Tax credit carryforwards	963	834
Depreciation of property and equipment	815	993
Inventories	209	254
Accrued vacation pay	162	126
Allowance for doubtful accounts	56	55
Accrued warranty	25	64
Other	41	46
	3,430	5,640
Valuation allowance	(484)	(5,153)
Deferred tax assets	2,946	487
Deferred tax liabilities:
Net intangible assets	(358)	(409)
Unremitted earnings of foreign subsidiaries	(107)	(78)
Deferred tax liabilities	(465)	(487)
Net deferred tax asset	$ 2,481	$ -

The valuation allowance for deferred tax assets as of the beginning of 2011 and 2010 was $5,153 and $8,599, respectively. The net change in the valuation allowance for the years ended December 31, 2011 and 2010 was a decrease of $4,669 and $3,446, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2031.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During 2011, we reversed $3,110 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

An analysis of the effective tax rate for the years ended December 31, 2011 and 2010 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2011	2010
Expected income tax (benefit) provision at U.S. statutory rate	$2,604	$2,516
Increase (decrease) in tax from:
Changes in valuation allowance	(3,110)	(743)
Effects of NOL and tax credit carryforwards	(1,803)	(1,841)
Current year tax credits	(349)	-
Domestic tax expense, net of Federal benefit	260	104
Foreign income tax rate differences	94	22
Deemed dividend from foreign subsidiaries	90	-
Nondeductible expenses	48	90
Other	10	90
Income tax expense (benefit)	$(2,204)	$ 148

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2011 and 2010, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2008 and thereafter are subject to examination by the relevant taxing authorities.

(13)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(14)  RELATED PARTY TRANSACTIONS

At January 1, 2010, we had notes payable in the aggregate amount of $1,525 to one of our stockholders. These notes payable were a result of our acquisition of Sigma in October 2008. We fully repaid these notes during the fourth quarter of 2010.

At December 31, 2010, we had an outstanding note receivable in the amount of $6 from the former managing director of our U.K. manufacturing operation which we closed in 2005. During 2010, we extended the term of this note to June 30, 2011. This note receivable was fully repaid during 2011. This note receivable is included in Other Assets on our balance sheet.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2011 and 2010, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock could be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2011, 180,000 shares remain available to grant under the 2007 Stock Plan.

We have not granted any stock options during 2011 or 2010. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2011, total compensation expense to be recognized in future periods was $232. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.2 years.

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2011:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010 (408,000 exercisable)	408,000	$3.45
Granted	-	-
Exercised	-	-
Canceled	(71,000)	4.13
Options outstanding, December 31, 2010 (337,000 exercisable)	337,000	3.26
Granted	-	-
Exercised	(10,000)	3.04
Canceled	(78,000)	3.20
Options outstanding, December 31, 2011 (249,000 exercisable)	249,000	3.28

The following table summarizes information about stock options outstanding at December 31, 2011:
Range of Exercise Prices	Number Outstanding and Exercisable at December 31, 2011	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.04 - $3.25	209,000	1.37 years	$3.05	$ -
$3.61 - $4.00	25,000	0.38 years	$3.70	-
$5.66 - $6.13	15,000	1.78 years	$5.82	-
	249,000		$3.28	$ -

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $2.78 at December 31, 2011, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2011 and 2010, respectively, related to nonvested shares:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  STOCK-BASED COMPENSATION PLAN (Continued)
	Years Ended December 31,
	2011	2010
Cost of revenues	$ 10	$ 11
Selling expense	15	18
Engineering and product development expense	40	42
General and administrative expense	81	157
	$146	$228

There was no compensation expense capitalized in 2011 or 2010. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2011:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2010	66,500	$4.14
Granted	273,750	1.64
Vested	(34,500)	4.11
Forfeited	(2,500)	4.24
Nonvested shares outstanding, December 31, 2010	303,250	1.89
Granted	-	-
Vested	(97,000)	2.45
Forfeited	(11,250)	1.73
Nonvested shares outstanding, December 31, 2011	195,000	1.62

The total fair value of the shares that vested during the years ended December 31, 2011 and 2010 was $360 and $81, respectively, as of the vesting dates of these shares.

(16)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest over four years. Matching contributions are discretionary. At various points in time in the past, these matching contributions have been temporarily suspended as a part of our cost containment efforts. Effective April 1, 2010, we reinstated the matching contributions for the domestic operations within our Mechanical and Electrical Products segments which had been temporarily suspended effective January 1, 2009. For the years ended December 31, 2011 and 2010, we contributed $183 and $162 to the plan, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. Effective April 1, 2010, we reinstated matching contributions that had been suspended effective April 1, 2009 as a part of our cost containment efforts. For the years ended December 31, 2011 and 2010, Temptronic contributed $81 and $54 to the plan, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  EMPLOYEE BENEFIT PLANS (Continued)

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Effective January 1, 2009, we temporarily suspended profit sharing contributions due to operating losses being incurred by Temptronic. Effective April 1, 2010, profit sharing contributions were reinstated. Accruals for profit sharing contributions totaling $300 and $225 were made during 2011 and 2010, respectively. Through December 31, 2011, we had made a total of $1,853 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

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

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the aerospace, automotive, communications, consumer electronics and defense industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2011	2010
Mechanical Products	$15,208	$20,087
Thermal Products	26,942	18,194
Electrical Products	5,151	7,973
Intersegment sales	(35)	(50)
	$47,266	$46,204
Intersegment sales:
Mechanical Products	$ 7	$ 9
Thermal Products	-	-
Electrical Products	28	41
	$ 35	$ 50

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
Depreciation/amortization:	2011	2010
Mechanical Products	$ 59	$ 24
Thermal Products	319	362
Electrical Products	16	9
	$394	$395
Operating income (loss):
Mechanical Products	$ 736	$3,180
Thermal Products	6,951	2,280
Electrical Products	457	2,083
Corporate	(566)	(193)
	$7,578	$7,350
Earnings (loss) before income tax expense (benefit):
Mechanical Products	$ 785	$3,256
Thermal Products	6,965	2,273
Electrical Products	475	2,064
Corporate	(566)	(193)
	$7,659	$7,400
Income tax expense (benefit):
Mechanical Products	$ (170)	$74
Thermal Products	(1,823)	33
Electrical Products	(142)	45
Corporate	(69)	(4)
	$(2,204)	$148
Net earnings (loss):
Mechanical Products	$ 955	$3,182
Thermal Products	8,788	2,240
Electrical Products	617	2,019
Corporate	(497)	(189)
	$9,863	$7,252
Capital expenditures:
Mechanical Products	$264	$139
Thermal Products	431	408
Electrical Products	85	112
	$780	$659

December 31,
Identifiable assets:	2011	2010
Mechanical Products	$ 8,240	$ 7,617
Thermal Products	20,030	11,315
Electrical Products	2,967	2,476
$31,237	$21,408

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2011	2010
U.S.	$19,165	$17,510
Foreign	28,101	28,694

	$47,266	$46,204

	December 31,
Long-lived assets:	2011	2010
U.S.	$ 836	$359
Foreign	298	359

	$1,134	$718

(18)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2011. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/11	6/30/11	9/30/11	12/31/11	Total
Net revenues	$11,704	$13,800	$11,681	$10,081	$47,266
Gross margin	5,093	6,798	6,133	4,869	22,893
Earnings before income tax expense (benefit)	1,317	2,733	2,420	1,189	7,659
Income tax expense (benefit)	60	78	(2,762)	420	(2,204)
Net earnings	1,257	2,655	5,182	769	9,863

Net earnings per common share - basic	$0.13	$0.26	$0.51	$0.08	$0.97
Weighted average common shares outstanding - basic	10,067,748	10,146,613	10,182,795	10,191,927	10,147,708
Net earnings per common share - diluted	$0.12	$0.26	$0.50	$0.08	$0.96
Weighted average common shares outstanding - diluted	10,266,644	10,296,902	10,297,284	10,281,364	10,285,621

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

	Quarters Ended
	3/31/10	6/30/10	9/30/10	12/31/10	Total
Net revenues	$ 9,529	$15,260	$11,305	$10,110	$46,204
Gross margin	4,537	7,368	5,452	4,788	22,145
Earnings before income tax expense (benefit)	1,115	3,166	1,694	1,425	7,400
Income tax expense (benefit)	3	(2)	16	131	148
Net earnings	1,112	3,168	1,678	1,294	7,252

Net earnings per common share - basic	$0.11	$0.32	$0.17	$0.13	$0.72
Weighted average common shares outstanding - basic	9,993,089	10,006,956	10,033,034	10,042,226	10,019,000
Net earnings per common share - diluted	$0.11	$0.31	$0.17	$0.13	$0.72
Weighted average common shares outstanding - diluted	9,998,892	10,186,364	10,194,580	10,183,760	10,141,552

(19)  SUBSEQUENT EVENTS

Acquisition

On January 16, 2012, Temptronic Corporation acquired substantially all of the assets and certain liabilities of Thermonics pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business will broaden the product line of inTEST's Thermal Products segment.

The purchase price for the assets was approximately $3,821 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations.  We placed $400 of the purchase price in escrow to provide security for certain indemnification obligations set forth in the acquisition agreement. In connection with this acquisition, we also signed a separate one year lease for the facility occupied by Thermonics. This facility is owned by the seller. The total minimum rental commitments under this operating lease are $240. This amount is included in the amounts reported in the table in Note 10. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic and Sigma operations are located. We expect to record a restructuring charge in the first quarter of 2012 of approximately $220 related to this action.

Total acquisition costs incurred through February 29, 2012 were $431. The portion of these costs that was incurred in 2011 was $148. Acquisition costs are expensed as incurred and included in general and administrative expense.

The Thermonics acquisition will be accounted for as a purchase business combination and, accordingly, the results will be included in our consolidated results of operations from the date of acquisition. The allocation of the total purchase price of Thermonics net tangible and identifiable intangible assets will be based on their estimated fair values as of the acquisition date. The tangible assets acquired include accounts receivable, inventory and property and equipment. Liabilities assumed include trade payables and certain customer contract obligations. The excess of the purchase price over the identifiable intangible and net tangible assets will be allocated to goodwill. We have not completed our purchase accounting for this transaction and are still in the process of valuing the assets acquired. In addition, we are not yet able to provide the proforma income statement disclosures for the year ended December 31, 2011. These disclosures cannot be provided currently as certain factors that impact them, such as intangible asset amortization expense, are based on the final valuation of the assets acquired. We expect to complete this process by June 30, 2012.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2010
Allowance for doubtful accounts	154	62	(66)	150
Warranty reserve	228	187	(141)	274

Year Ended December 31, 2011
Allowance for doubtful accounts	150	48	(3)	195
Warranty reserve	274	122	(182)	214