Form 10-Q
period 2012-03-31
INTEST CORP
filed 2012-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2012:

10,408,054

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2012 and 2011	3
	Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2012	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24 - 25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		26
Index to Exhibits		26

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2012       2011
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $10,101    $13,957
  Trade accounts receivable, net of allowance for doubtful
    accounts of $147 and $195, respectively                            7,942      6,189
  Inventories                                                          4,740      3,896
  Deferred tax assets                                                    473        453
  Prepaid expenses and other current assets                              302        302
     Total current assets                                             23,558     24,797
Property and equipment:
  Machinery and equipment                                              3,709      3,585
  Leasehold improvements                                                 533        514
     Gross property and equipment                                      4,242      4,099
  Less: accumulated depreciation                                      (3,006)    (2,965)
     Net property and equipment                                        1,236      1,134
Deferred tax assets                                                    2,015      2,028
Goodwill                                                               1,835      1,656
Intangible assets, net                                                 2,522        942
Restricted certificates of deposit                                       500        500
Other assets                                                             202        180
     Total assets                                                    $31,868    $31,237
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,941    $ 1,031
  Accrued wages and benefits                                           1,225      1,795
  Accrued sales commissions                                              516        493
  Accrued rent                                                           416        407
  Accrued professional fees                                              371        451
  Accrued warranty                                                       285        214
  Customer deposits                                                      419        425
  Other current liabilities                                              465        222
     Total current liabilities                                         5,638      5,038

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 shares issued                                            105        105
  Additional paid-in capital                                          26,062     26,035
  Accumulated deficit                                                   (729)      (686)
  Accumulated other comprehensive earnings                             1,264      1,217
  Treasury stock, at cost; 76,328 shares                                (472)      (472)
     Total stockholders' equity                                       26,230     26,199
     Total liabilities and stockholders' equity                      $31,868    $31,237
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2012       2011
                                                                   --------   --------

Net revenues                                                        $10,731    $11,704
Cost of revenues                                                      6,135      6,611
                                                                    -------    -------
Gross margin                                                          4,596      5,093
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,406      1,385
  Engineering and product development expense                           924        813
  General and administrative expense                                  1,991      1,634
  Restructuring and other charges                                       359          -
                                                                    -------    -------
Total operating expenses                                              4,680      3,832
                                                                    -------    -------
Operating income (loss)                                                 (84)     1,261
                                                                    -------    -------
Other income (expense):
Interest income                                                           1          3
Interest expense                                                          -         (1)
Other                                                                    12         54
                                                                    -------    -------
Total other income                                                       13         56
                                                                    -------    -------
Earnings (loss) before income tax expense (benefit)                     (71)     1,317
Income tax expense (benefit)                                            (28)        60
                                                                    -------    -------

Net earnings (loss)                                                 $   (43)   $ 1,257
                                                                    =======    =======

Net earnings (loss) per common share-basic                            $0.00      $0.13

Weighted average common shares outstanding - basic               10,205,114 10,067,748

Net earnings (loss) per common share-diluted                          $0.00      $0.12

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,205,114 10,266,644

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2012       2011
                                                                --------   -------
Net earnings (loss)                                              $  (43)    $1,257

Foreign currency translation adjustments                             47         62
                                                                 ------     ------

Comprehensive earnings                                           $    4     $1,319
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                          Accumulated           Total
                                  Common Stock   Additional                 Other               Stock-
                                ----------------   Paid-In   Accumulated Comprehensive Treasury holders'
                                 Shares   Amount   Capital     Deficit     Earnings     Stock   Equity
                               ---------- ------ ----------  ----------- ------------- -------- -------

Balance, January 1, 2012       10,463,255  $ 105   $26,035      $(686)      $1,217      $(472)  $26,199

Net loss                                -      -         -        (43)           -          -       (43)

Other comprehensive earnings            -      -         -          -           47          -        47

Amortization of deferred
compensation related
to restricted stock                     -      -        27          -            -          -        27
                               ----------  -----   -------      -----       ------      -----   -------

Balance, March 31, 2012        10,463,255  $ 105   $26,062      $(729)      $1,264      $(472)  $26,230
                               ==========  =====   =======      =====       ======      =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ------------------
                                                                                   2012       2011
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                              $   (43)   $ 1,257
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
  Depreciation and amortization                                                      218        104
  Foreign exchange gain                                                               (9)        (9)
  Amortization of deferred compensation related to restricted stock                   27         48
  (Gain) loss on sale of property and equipment                                        3        (40)
  Proceeds from sale of demonstration equipment, net of gain                          52          -
  Deferred income tax expense (benefit)                                               (6)        31
  Changes in assets and liabilities:
    Trade accounts receivable                                                       (574)    (2,576)
    Inventories                                                                      (37)      (504)
    Prepaid expenses and other current assets                                          -        133
    Other assets                                                                     (17)        (5)
    Accounts payable                                                                 833        653
    Accrued wages and benefits                                                      (576)      (492)
    Accrued sales commissions                                                        (58)        56
    Accrued rent                                                                       9        110
    Accrued professional fees                                                        (81)       (16)
    Accrued warranty                                                                   3         23
    Customer deposits                                                                 (7)       233
    Other current liabilities                                                        196       (150)
    Deferred rent                                                                      -        (29)
                                                                                 -------    -------
Net cash used in operating activities                                                (67)    (1,173)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business                                                           (3,821)         -
Purchases of property and equipment                                                    -       (574)
Proceeds from sale of property and equipment                                           -         40
                                                                                 -------    -------
Net cash used in investing activities                                             (3,821)      (534)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                                  -         30
                                                                                 -------    -------
Net cash provided by financing activities                                              -         30
                                                                                 -------    -------
Effects of exchange rates on cash                                                     32         30
                                                                                 -------    -------
Net cash used in all activities                                                   (3,856)    (1,647)
Cash and cash equivalents at beginning of period                                  13,957      6,895
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $10,101    $ 5,248
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $    27     $   26
  Interest                                                                       $     4     $    -

Details of acquisition:
  Fair value of assets acquired                                                  $ 3,916
  Liabilities assumed                                                               (274)
  Goodwill resulting from acquisition                                                179
                                                                                 -------
     Net cash paid for acquisition                                               $ 3,821
                                                                                 =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forfeiture of non-vested shares of restricted stock                              $     -     $  (20)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)  NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, in recent years, we have begun marketing our thermal products in industries outside the ATE industry, such as the automotive, consumer electronics, defense/aerospace and telecommunications industries.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We have three reportable segments which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore. On January 16, 2012, Temptronic Corporation ("Temptronic"), a wholly-owned subsidiary of inTEST Corporation, acquired substantially all of the assets and certain liabilities of Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. The acquisition of the Thermonics business broadens the product line of inTEST's Thermal Products segment. This acquisition is discussed further in Note 3.

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor industry, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the "2011 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $150 and $86 for the three months ended March 31, 2012 and 2011, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In September 2011, the Financial Accounting Standards Board ("FASB") issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The two-step test is discussed below. If an entity determines that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required. This new guidance was effective for fiscal years beginning after December 15, 2011. We adopted this guidance as of January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 11.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended March 31, 2012.

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

For the quarters ended March 31, 2012 and 2011, we recorded an income tax benefit of $28 and income tax expense of $60, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

than not that we would not have sufficient taxable income to utilize these assets before they expire. During the second half of 2011, we reversed $3,110 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

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
	Three Months Ended March 31,
	2012	2011
Weighted average common shares outstanding -- basic	10,205,114	10,067,748
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	-	198,896
Weighted average common shares and common share equivalents outstanding -- diluted	10,205,114	10,266,644

Average number of potentially dilutive securities excluded from calculation	421,472	59,950
Weighted average exercise price of excluded securities	$2.56	$4.56

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In June 2011, the FASB issued an amendment to disclosures about comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Reclassification adjustments between net income and other comprehensive income must be shown on the face of the statement(s), with no resulting change in net earnings. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendment was effective for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

As discussed above under "Goodwill, Intangible and Long-Lived Assets," in September 2011, the FASB issued an amendment to existing guidance on the assessment of goodwill impairment which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required. Otherwise, no further testing is required. The update also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this amendment did not have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  ACQUISITION

On January 16, 2012, Temptronic acquired substantially all of the assets and certain liabilities of Thermonics pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business broadens the product line of inTEST's Thermal Products segment.

The purchase price for the assets was approximately $3,821 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations.  We placed $400 of the purchase price in escrow to provide security for certain indemnification obligations set forth in the acquisition agreement. In connection with this acquisition, we also signed a separate one year lease for the facility occupied by Thermonics in Sunnyvale, California. This facility is owned by the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. We recorded a restructuring charge in the first quarter of 2012 of $359 related to this action. See Note 5 for further detail regarding this charge.

Total acquisition costs incurred to complete this transaction were $485. The portion of these costs that was incurred in 2011 was $148. Acquisition costs are expensed as incurred and included in general and administrative expense.

The Thermonics acquisition was accounted for as a purchase business combination and, accordingly, the results of Thermonics have been included in our consolidated results of operations from the date of acquisition. The allocation of the total purchase price of Thermonics net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The tangible assets acquired include accounts receivable, inventory, and property and equipment. Liabilities assumed include trade payables, certain customer contract obligations and accrued payments under a non-compete/non-solicitation agreement with a former employee of Thermonics. Identifiable intangible assets acquired include customer relationships, customer backlog, the Thermonics trade name, patented technology, and a non-compete/non-solicitation agreement with a former employee of Thermonics. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $179 was allocated to goodwill and is deductible for tax purposes. Goodwill is attributed to the synergies that are expected to result from the operations of the combined businesses. The determination of fair value reflects the assistance of third-party valuation specialists, as well as our own estimates and assumptions. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets. We expect to complete this process by June 30, 2012.

The following represents the allocation of the purchase price:
Goodwill	$ 179
Identifiable intangible assets	1,728
Tangible assets acquired and liabilities assumed:
Trade accounts receivable	1,161
Inventories	804
Property and equipment	223
Accounts payable	(77)
Accrued non-compete/non-solicitation payments	(48)
Accrued sales commissions	(82)
Accrued warranty	(67)
Total purchase price	$3,821

We estimated the fair value of identifiable intangible assets acquired using a combination of the income, cost and market approaches. We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. The following table provides further information about the finite-lived intangible assets acquired in connection with the acquisition of Thermonics as of the acquisition date:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)  ACQUISITION (Continued)
	Fair Value	Weighted Average Estimated Useful Life
		(in months)
Customer relationships	$1,110	72
Customer backlog	70	3
Thermonics trade name	140	48
Patented technology	360	132
Non-compete/non-solicitation agreement	48	18
Total intangible assets	$1,728	78.3

For the period from January 16, 2012 to March 31, 2012, Thermonics contributed $669 of net revenues. We do not track net income within our Thermal Products segment by product line. As a result, the net income for Thermonics for the period from January 16, 2012 to March 31, 2012 is not available.

The following unaudited pro forma information gives effect to the acquisition of Thermonics as if the acquisition occurred on January 1, 2011. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:
	Three Months Ended March 31,
	2012	2011
Net revenues	$10,947	$13,070
Net earnings (loss)	545	417
Diluted earnings (loss) per share	$0.05	$0.04

The proforma results for 2011 shown above include non-recurring charges totaling $696. Of this total, $337 represents transaction costs related to the Thermonics acquisition and $359 represents facility closure costs related to the relocation of Thermonics operations.

(4)  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill on our balance sheets is a result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3. All of our goodwill is allocated to our Thermal Products segment. Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2012 are as follows:
	Sigma	Thermonics	Total
Balance - January 1, 2012	$1,656	$ -	$1,656
Acquisition of Thermonics	-	179	179
Balance - March 31, 2012	$1,656	$179	$1,835

Intangible Assets

As of March 31, 2012 and December 31, 2011, we had finite-lived intangible assets on our balance sheets that are a result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3. At each of March 31, 2012 and December 31, 2011, we also had an indefinite-lived intangible asset which consists of a trademark. This asset is a result of our acquisition of Sigma in October 2008.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table provides further detail about our intangible assets as of March 31, 2012 and December 31, 2011:
	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 256	$1,224
Patented technology	590	169	421
Software	270	95	175
Trade name	140	8	132
Customer backlog	70	58	12
Non-compete/non-solicitation agreement	48	-	48
Total finite-lived intangible assets	2,598	586	2,012
Indefinite-lived intangible assets:
Trademark	510	-	510
Total intangible assets	$3,108	$ 586	$2,522

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$ 370	$ 200	$ 170
Patented technology	230	150	80
Software	270	88	182
Total finite-lived intangible assets	870	438	432
Indefinite-lived intangible assets:
Trademark	510	-	510
Total intangible assets	$1,380	$ 438	$ 942

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of March 31, 2012:
	Estimated Useful Life	Remaining Estimated Useful Life at March 31, 2012
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	30
Software	120	78
Patented technology	60	18
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	69.5
Customer backlog	3	0.5
Trade name	48	45.5
Patented technology	132	129.5
Non-compete/non-solicitation agreement	18	18

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2012:
Balance - January 1, 2012	$ 432
Acquisition of Thermonics	1,728
Amortization	(148)
Balance - March 31, 2012	$2,012

Total amortization expense for the three months ended March 31, 2012 and 2011 was $148 and $34, respectively. Total estimated amortization expense for 2012 is $476. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2013	$446
2014	$355
2015	$289
2016
$229
2017
$212

(5)  RESTRUCTURING AND OTHER CHARGES

In connection with the acquisition of Thermonics, as discussed further in Note 3, we signed a separate one year lease for the facility in Sunnyvale, California occupied by Thermonics at the time of the acquisition. This facility is owned by the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359 of facility closure costs related to this action. These costs included lease termination fees of approximately $220 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139. Accrued restructuring and other charges are included in Other Current Liabilities on our balance sheet.

Changes in our liability for restructuring and other charges for the three months ended March 31, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	359
Cash payments related to facility closure costs	(159)
Balance - March 31, 2012	$ 200

(6)  MAJOR CUSTOMERS

During the three months ended March 31, 2012, Texas Instruments Incorporated accounted for 19% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. During the three months ended March 31, 2012, Teradyne, Inc. accounted for 13% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customer accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2012. During the three months ended March 31, 2011, no customer accounted for 10% or more of our consolidated net revenues.

(7)  INVENTORIES

Inventories held at March 31, 2012 and December 31, 2011 were comprised of the following:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7)  INVENTORIES (Continued)
	Mar. 31, 2012	Dec. 31, 2011
Raw materials	$3,545	$2,784
Work in process	419	351
Inventory consigned to others	234	201
Finished goods	542	560
	$4,740	$3,896

(8)  DEBT

Letters of Credit

At each of March 31, 2012 and December 31, 2011, we had an outstanding letter of credit in the amount of $50. This letter of credit is secured by a pledged certificate of deposit in the amount of $50. This letter of credit was originally issued in September 2004 as a portion of the security deposit under a lease that we entered into for a facility for our Electrical Products operation based in northern California. This letter of credit expires September 13, 2012. The terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year until June 30, 2012, which is sixty days after the expiration of the lease term.

At each of March 31, 2012 and December 31, 2011, we had an outstanding letter of credit in the amount of $250. This letter of credit is secured by a pledged certificate of deposit in the amount of $250. This letter of credit was originally issued in April 2010 as a security deposit under a lease that we entered into for a facility in Mt. Laurel, New Jersey. Our Mechanical Products operation, which was located in Cherry Hill, New Jersey on December 31, 2010, relocated to this smaller facility in Mt. Laurel, New Jersey during the first quarter of 2011. This letter of credit expires April 1, 2013; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends April 30, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit will decrease to $125 as of the sixty-fourth month of the term of the lease and to $90 as of the one-hundredth month of the term of the lease.

At each of March 31, 2012 and December 31, 2011, we had an outstanding letter of credit in the amount of $200. This letter of credit is secured by a pledged certificate of deposit in the amount of $200. This letter of credit was originally issued in November 2010 as a security deposit under a lease that we entered into for a facility in Mansfield, Massachusetts. Our Thermal Products operation, which was located in Sharon, Massachusetts on December 31, 2010, relocated to this facility in Mansfield, Massachusetts during the first quarter of 2011. This letter of credit expires November 7, 2012; however, the terms of the lease require that the letter of credit be renewed at least thirty days prior to its expiration date for successive terms of not less than one year throughout the entire lease term, which ends August 23, 2021. Provided that there is no event of default as defined under the terms and conditions of the lease, the required amount of the letter of credit will decrease to $100 as of the thirty-seventh month of the term of the lease and to $50 as of the sixty-first month of the term of the lease.

(9)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for each of the three months ended March 31, 2012 and 2011 was $29.

(10)  GUARANTEES

Product Warranties

Warranty expense for the three months ended March 31, 2012 and 2011 was $45 and $73, respectively. The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2012:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10)  GUARANTEES (Continued)
Balance - January 1, 2012	$214
Acquisition of Thermonics	67
Payments made under product warranty	(41)
Accruals for product warranty	45
Balance - March 31, 2012	$285

(11)  STOCK-BASED COMPENSATION

As of March 31, 2012, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2011 Form 10-K.

As of March 31, 2012, total compensation expense to be recognized in future periods was $204. The weighted average period over which this expense is expected to be recognized is 1.9 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2012 and 2011, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2012	2011
Cost of revenues	$ 2	$ 3
Selling expense	2	5
Engineering and product development expense	6	13
General and administrative expense	17	27
	$ 27	$ 48

There was no compensation expense capitalized in the three months ended March 31, 2012 or 2011.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2012:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2012	195,000	$1.62
Granted	-	-
Vested	(60,000)	1.42
Forfeited	-	-
Nonvested shares outstanding, March 31, 2012	135,000	1.70

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2012:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11)  STOCK-BASED COMPENSATION (Continued)
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2012 (249,000 exercisable)	249,000	$ 3.28
Granted	-	-
Exercised	-	-
Forfeited/Expired	(19,000)	3.61
Options outstanding, March 31, 2012 (230,000 exercisable)	230,000	3.26

(12)  EMPLOYEE BENEFIT PLANS

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

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $75 and $75 were made during the three months ended March 31, 2012 and 2011, respectively. Through March 31, 2012, we had made a total of $1,928 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

(13)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic Corporation, Thermonics (which we acquired in January 2012 as discussed further in Note 3), Sigma Systems Corp., Temptronic GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)  SEGMENT INFORMATION (Continued)

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the automotive, consumer electronics, defense/aerospace and telecommunications industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2012	2011
Thermal Products	$ 6,111	$ 5,354
Mechanical Products	2,514	5,030
Electrical Products	2,116	1,346
Intersegment sales	(10)	(26)
	$10,731	$11,704
Intersegment sales:
Thermal Products	$ -	$ -
Mechanical Products	10	-
Electrical Products	-	26
	$10	$26
Earnings (loss) before income tax expense (benefit):
Thermal Products	$ 317	$ 763
Mechanical Products	(552)	521
Electrical Products	365	155
Corporate	(202)	(122)
	$ (71)	$1,317
Net earnings (loss):
Thermal Products	$ 235	$ 745
Mechanical Products	(345)	473
Electrical Products	233	150
Corporate	(166)	(111)
	$ (43)	$1,257

	Mar. 31, 2012	Dec. 31, 2011
Identifiable assets:
Thermal Products	$20,585	$20,030
Mechanical Products	7,459	8,240
Electrical Products	3,824	2,967
	$31,868	$31,237

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended March 31,
	2012	2011
Net revenues from unaffiliated customers:
U.S.	$ 4,196	$ 4,227
Foreign	6,535	7,477
	$10,731	$11,704

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13)  SEGMENT INFORMATION (Continued)
	Mar. 31, 2012	Dec. 31, 2011
Long-lived assets:
U.S.	$1,010	$ 836
Foreign	226	298
	$1,236	$1,134

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2011 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2011 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2011 Form 10-K.

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

be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, we market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, consumer electronics, defense/aerospace and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

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
	Three Months Ended
	Mar. 31,		Dec. 31,
	2012	2011	2011
Net revenues from unaffiliated customers	(in thousands)
Thermal Products	$ 6,111	$ 5,354	$ 7,349
Mechanical Products	2,514	5,030	1,909
Electrical Products	2,116	1,346	824
Intersegment sales	(10)	(26)	(1)
	$10,731	$11,704	$10,081
Intersegment sales
Thermal Products	$ -	$ -	$ -
Mecahnical Products	10	-	-
Electrical Products	-	26	1
	$ 10	$ 26	$ 1
Net revenues from unaffiliated customers (net of intersegment sales)
Thermal Products	$ 6,111	$ 5,354	$ 7,349
Mechanical Products	2,504	5,030	1,909
Electrical Products	2,116	1,320	823
	$10,731	$11,704	$10,081
Net revenues from unaffiliated customers
U.S.	$ 4,196	$ 4,227	$ 5,345
Foreign	6,535	7,477	4,736
	$10,731	$11,704	$10,081

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our consolidated net revenues for the quarter ended March 31, 2012 decreased $973,000 or 8% as compared to the same period in 2011. For the quarter ended March 31, 2012, net revenues (net of intersegment sales) of our Mechanical Products segment decreased $2.5 million or 50%, while the net revenues (net of intersegment sales) of our Thermal and Electrical Products segments increased $757,000 or 14% and $796,000 or 60%, respectively, as compared to the same period in 2011. During the quarter ended March 31, 2012, the net revenues of our Thermal Products segment included $669,000 of net revenues attributable to Thermonics, Inc. ("Thermonics"), which we acquired on January 16, 2012 as discussed further under "Acquisition" below. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues (net of intersegment sales) of our Thermal Products segment for the first quarter of 2012 would have increased $88,000 or 2% as compared to the same period in 2011. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $2.4 million or 22%, respectively, for the quarter ended March 31, 2012, compared to $4.0 million or 40%, respectively, for the quarter ended December 31, 2011, and $2.3 million or 20%, respectively, for the quarter ended March 31, 2011. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $2.4 million or 23%.

During the first quarter of 2012, the level of demand experienced by our Mechanical Products segment was less than that experienced during the same period in 2011. We believe the decrease in the level of net revenues in our Mechanical Products segment reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for this segment during the second quarter of 2011. This decline in demand was partially offset by increased demand from one particular major customer that had recently completed an acquisition and, as a result, had higher than typical demand for certain of our equipment as a part of the process of integrating their post-acquisition operations. This same major customer also purchases products from our Electrical Products segment and we believe this also is responsible for a portion of the increase in the net revenues of our Electrical Products segment during the first quarter of 2012 as compared to the same period in 2011. We also attribute the increase in the net revenues of our Electrical Products segment to a significant increase in demand from one particular major OEM customer.

We believe the relatively unchanged level of net revenues of our Thermal Products segment (when adjusted to eliminate the impact of the acquisition of Thermonics) primarily reflects that this segment has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry. In addition, approximately 40-60% of this segment's sales are to customers in various industries outside the ATE industry where we have experienced recent strength in demand.

Total orders for the quarter ended March 31, 2012 were $12.9 million compared to $8.1 million for the quarter ended December 31, 2011 and $13.1 million for the quarter ended March 31, 2011. Orders for the first quarter of 2012 include $553,000 attributable to Thermonics. For the quarter ended March 31, 2012, orders for our Thermal, Mechanical and Electrical Products segments were $5.3 million, $3.8 million and $3.8 million, respectively, compared to $6.1 million, $1.1 million and $864,000 for the quarter ended December 31, 2011, respectively, and $5.8 million, $5.6 million and $1.7 million for the quarter ended March 31, 2011, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $1.7 million or 13%, respectively, for the quarter ended March 31, 2012, compared to $3.1 million or 38%, respectively, for the quarter ended December 31, 2011, and $2.3 million or 17%, respectively, for the quarter ended March 31, 2011.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At March 31, 2012, our backlog of unfilled orders for all products was approximately $7.0 million, of which approximately $674,000 is attributable to Thermonics, compared with approximately $4.0 million at December 31, 2011 and $7.5 million at March 31, 2011. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2012. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges

In connection with the acquisition of Thermonics, as discussed further in Note 3 to our consolidated financial statements, we signed a separate one year lease for the Sunnyvale, California facility occupied by Thermonics at the time of the acquisition. This facility is owned by the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359,000 of facility closure costs related to this action. These costs included lease termination fees of approximately $220,000 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139,000. Accrued restructuring and other charges are included in Other Current Liabilities on our balance sheet.

Acquisition

On January 16, 2012, Temptronic Corporation acquired substantially all of the assets and certain liabilities of Thermonics, a division of Test Enterprises, Inc., pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business broadens the product line of inTEST's Thermal Products segment. The purchase price for the assets was approximately $3.8 million in cash, plus the assumption of specified liabilities. For further discussion of the acquisition, see Note 3 to our consolidated financial statements.

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we offer is affected by a number of factors including the amount of intellectual property (such as patented technology) utilized in the product, the number of units ordered by the customer at one time, or the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The weight of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the resulting gross margin.

The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2012 and 2011, our OEM sales as a percentage of net revenues were 15% and 14%, respectively.

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

Results of Operations

All of our products are used by semiconductor manufacturers in conjunction with ATE in the testing of ICs. In addition, some of the products manufactured by our Thermal Products segment are used in industries outside of the semiconductor industry, including the automotive, consumer electronics, defense/aerospace and telecommunications industries. The results of operations for each product segment are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, for the periods indicated, the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues Quarters Ended March 31,
	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	57.2	56.5
Gross margin	42.8	43.5
Selling expense	13.1	11.8
Engineering and product development expense	8.6	6.9
General and administrative expense	18.6	14.0
Restructuring and other charges	3.3	0.0
Operating income (loss)	(0.8)	10.8
Other income	0.1	0.5
Earnings (loss) before income tax expense (benefit)	(0.7)	11.3
Income tax expense (benefit)	(0.3)	0.5
Net earnings (loss)	(0.4)%	10.8%

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net Revenues. Net revenues were $10.7 million for the quarter ended March 31, 2012 compared to $11.7 million for the same period in 2011, a decrease of $973,000 or 8%. We believe the decrease in our net revenues during the first quarter of 2012 primarily reflects the factors previously discussed in the Overview.

During the quarter ended March 31, 2012, our net revenues from customers in the U.S. decreased 1% and our net revenues from foreign customers decreased 13%, respectively, as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the increase in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 43% for the first quarter of 2012 compared to 44% for the same period in 2011. The decrease in gross margin primarily reflects that our fixed operating costs were not as fully absorbed due to the lower net revenues levels during the first quarter of 2012 as compared to the same period in 2011. While our fixed operating costs declined $65,000 in absolute dollar terms during the quarter ended March 31, 2012 as compared to the same period in 2011, as a percentage of net revenues these costs increased from 16% for the quarter ended March 31, 2011 to 17% for the quarter ended March 31, 2012. The decline in the absolute dollar value of our fixed operating costs in the first quarter of 2012 as compared to the same period in 2011 primarily represents that the first quarter of 2011 had $74,000 of costs associated with the relocation of two of our domestic manufacturing operations during this period. There were no similar costs in the first quarter of 2012. To a lesser extent, we also attribute the decrease in our gross margin during the first quarter of 2012 as compared to the same period in 2011 to an increase in our charges for obsolete and excess inventory. These charges increased $63,000 in the first quarter of 2012 as compared to the same period in 2011, reflecting more items falling into our standard objective criteria primarily as a result of changes in demand for certain products made by our Mechanical and Electrical Products segments. These increases were partially offset by a slight decline in component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $1.4 million in each of the quarters ended March 31, 2012 and 2011. Increases in third-party consulting fees and salary and benefits expense were offset by a decrease in commissions, reflecting the lower net revenue levels, and lower levels of accruals for product warranty expense.

Engineering and Product Development Expense. Engineering and product development expense was $924,000 for the first quarter of 2012 compared to $813,000 for the same period in 2011, an increase of $111,000 or 14%. The increase in engineering and product development expense primarily reflects higher salary and benefits expense and an increase in the use of third-party consultants.

General and Administrative Expense. General and administrative expense was $2.0 million for the first quarter of 2012 compared to $1.6 million for the same period in 2011, an increase of $357,000 or 22%. During the first quarter of 2012, we

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

recorded $337,000 in costs associated with the acquisition of Thermonics. There were no similar costs recorded in the first quarter of 2011. In addition, amortization expense related to our intangible assets increased $114,000 during the first quarter of 2012 as compared to the same period in 2011. This amount represents amortization of the intangible assets acquired as a part of the Thermonics transaction completed on January 16, 2012. These increases were partially offset by a decrease in accruals for profit-related bonuses reflecting the loss recorded for the first quarter of 2012 as compared to earnings recorded for the first quarter of 2011.

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first quarter of 2012. There were no similar charges for the first quarter of 2011. The restructuring and other charges recorded during the first quarter of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation, as discussed further in the Overview.

Other Income. Other income was $13,000 for the first quarter of 2012 compared to $56,000 for the first quarter of 2011, a decrease of $43,000. During the first quarter of 2011, we recorded a gain on sale of property and equipment. There was no similar gain recorded during the first quarter of 2012.

Income Tax Expense (Benefit). For the quarter ended March 31, 2012, we recorded an income tax benefit of $28,000 compared to income tax expense of $60,000 for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third and fourth quarters of 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2012 was $67,000 compared to $1.2 million for the same period in 2011. The decrease in net cash used in operations primarily reflects a lower level of increase in the amount of trade accounts receivable and inventories during the first quarter of 2012 as compared to the same period in 2011. This was partially offset by a net loss of $43,000 in the first quarter of 2012 compared to net earnings $1.3 million for the same period in 2011. During the first quarter of 2012, trade accounts receivable increased $574,000 and inventories increased $37,000 compared to increases of $2.6 million and $504,000, respectively, during the same period in 2011. The lower level of increase primarily reflects that the level of increase in business activity in the first quarter of 2011 as compared to the fourth quarter of 2010 was much more significant than the level of increase in business activity during the first quarter of 2012 as compared to the fourth quarter of 2011. During the first quarter of 2012, accounts payable increased $833,000 compared to an increase of $653,000 during the comparable period in 2011. Accrued wages and benefits decreased $576,000 during the first quarter of 2012 compared to a decrease of $492,000 during the same period in 2011. The decreases in accrued wages and benefits during the first quarter of both 2012 and 2011 primarily represent the payout of profit related bonuses accrued on the prior year's results. Other current liabilities increased $196,000 during the first quarter of 2012 compared to a decrease of $150,000 during the same period in 2011. The increase in 2012 primarily reflects the accrual of restructuring charges related to the closure of the former Thermonics facility.

During the first quarter of 2012, we paid $3.8 million to acquire Thermonics, as discussed further in the Overview and in Note 3 to our consolidated financial statements. We have no significant commitments for capital expenditures for the balance of 2012, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of March 31, 2012, we had cash and cash equivalents of $10.1 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2012, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2011 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

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
inTEST Corporation
Date:	May 15, 2012	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 15, 2012	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

10.1   Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation
         dated January 9, 2012.

10.2   Guaranty Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated
         January 9, 2012.

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