Form 10-Q/A
period 2012-03-31
INTEST CORP
filed 2012-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

10,408,054

inTEST Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (the "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission May 15, 2012 (the "Quarterly Report"), solely to furnish the Interactive Data File exhibits which were inadvertently omitted in the Quarterly Report filing. No other changes have been made to the Quarterly Report.

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