Form 10-Q
period 2012-06-30
INTEST CORP
filed 2012-08-10
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2012:

10,430,178

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2012       2011
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $11,699    $13,957
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $195, respectively                   9,270      6,189
  Inventories                                                          4,449      3,896
  Deferred tax assets                                                    472        453
  Prepaid expenses and other current assets                              251        302
     Total current assets                                             26,141     24,797
Property and equipment:
  Machinery and equipment                                              3,772      3,585
  Leasehold improvements                                                 567        514
     Gross property and equipment                                      4,339      4,099
  Less: accumulated depreciation                                      (3,109)    (2,965)
     Net property and equipment                                        1,230      1,134
Deferred tax assets                                                    1,638      2,028
Goodwill                                                               1,706      1,656
Intangible assets, net                                                 2,407        942
Restricted certificates of deposit                                       450        500
Other assets                                                             195        180
     Total assets                                                    $33,767    $31,237
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,117    $ 1,031
  Accrued wages and benefits                                           1,418      1,795
  Accrued sales commissions                                              561        493
  Accrued rent                                                           461        407
  Accrued professional fees                                              385        451
  Customer deposits                                                      532        425
  Other current liabilities                                              709        436
     Total current liabilities                                         6,183      5,038

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 shares issued                                            105        105
  Additional paid-in capital                                          26,040     26,035
  Retained earnings (accumulated deficit)                                605       (686)
  Accumulated other comprehensive earnings                             1,175      1,217
  Treasury stock, at cost; 55,201 and 76,328 shares, respectively       (341)      (472)
     Total stockholders' equity                                       27,584     26,199
     Total liabilities and stockholders' equity                      $33,767    $31,237
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2012       2011       2012       2011
                                               -------    -------    -------    -------
Net revenues                                   $13,576    $13,800    $24,307    $25,504
Cost of revenues                                 7,382      7,002     13,517     13,613
                                               -------    -------    -------    -------
      Gross margin                               6,194      6,798     10,790     11,891
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,555      1,587      2,961      2,972
   Engineering and product development
     expense                                       980        822      1,904      1,635
   General and administrative expense            1,665      1,666      3,656      3,300
   Restructuring and other charges                   -          -        359          -
                                               -------    -------    -------    -------
      Total operating expenses                   4,200      4,075      8,880      7,907
                                               -------    -------    -------    -------
Operating income                                 1,994      2,723      1,910      3,984
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   1          3          2          6
   Interest expense                                  -         (1)         -         (2)
   Other income (expense)                           (1)         8         11         62
                                               -------    -------    -------    -------
      Total other income                             -         10         13         66
                                               -------    -------    -------    -------
Earnings before income tax expense               1,994      2,733      1,923      4,050
Income tax expense                                 660         78        632        138
                                               -------    -------    -------    -------
      Net earnings                             $ 1,334    $ 2,655    $ 1,291    $ 3,912
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.13      $0.26      $0.13      $0.39

Weighted average common shares
 outstanding - basic                        10,273,812 10,146,613 10,239,463 10,107,398

Net earnings per common share - diluted          $0.13      $0.26      $0.13      $0.38

Weighted average common shares and common
 share equivalents outstanding - diluted    10,359,657 10,296,902 10,342,014 10,281,857

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2012      2011      2012      2011
                                           -------   -------   -------   -------

Net earnings                               $ 1,334   $ 2,655   $ 1,291   $ 3,912

Foreign currency translation adjustments       (89)       25       (42)       87
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,245   $ 2,680   $ 1,249   $ 3,999
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                            Retained    Accumulated
                                 Common Stock  Additional   Earnings     Other                   Total
                             -----------------  Paid-In   (Accumulated Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital     Deficit)     Earnings      Stock     Equity
                             ---------- ------ ---------- ------------ ------------- -------- -------------

Balance, January 1, 2012     10,463,255  $ 105  $26,035     $   (686)     $1,217      $(472)     $26,199

Net earnings                          -      -        -        1,291           -          -        1,291

Other comprehensive loss              -      -        -            -         (42)         -          (42)

Amortization of deferred
  compensation related to
  restricted stock                    -      -       61            -           -          -           61

Issuance of 21,127 shares to
  satisfy profit sharing
  liability                           -      -      (56)           -           -        131           75
                             ----------  -----  -------     --------      ------      -----      -------

Balance, June 30, 2012       10,463,255  $ 105  $26,040     $    605      $1,175      $(341)     $27,584
                             ==========  =====  =======     ========      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2012       2011
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 1,291    $ 3,912
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          471        209
    Foreign exchange gain                                                   (1)       (11)
    Amortization of deferred compensation related to restricted stock       61         87
    Profit sharing expense funded through the issuance of treasury stock    75         75
    (Gain) loss on sale of property and equipment                           10        (40)
    Proceeds from sale of demonstration equipment, net of gain              73        107
    Deferred income tax expense                                            372          -
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,921)    (2,012)
      Inventories                                                          316       (761)
      Prepaid expenses and other current assets                             50        264
      Restricted certificates of deposit                                    50          -
      Other assets                                                         (17)        28
      Accounts payable                                                   1,010        432
      Accrued wages and benefits                                          (373)      (295)
      Accrued sales commissions                                            (13)       160
      Accrued rent                                                          54        242
      Accrued professional fees                                            (66)        (4)
      Customer deposits                                                    107        294
      Other current liabilities                                            158       (112)
      Deferred rent                                                          -        (59)
                                                                       -------    -------
Net cash provided by operating activities                                1,707      2,516
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                               (3,802)         -
  Purchase of property and equipment                                      (129)      (640)
  Proceeds from sale of property and equipment                               -         40
                                                                       -------    -------
Net cash used in investing activities                                   (3,931)      (600)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                      -         30
                                                                       -------    -------
Net cash provided by financing activities                                    -         30
                                                                       -------    -------
Effects of exchange rates on cash                                          (34)        38
                                                                       -------    -------
Net cash provided by (used in) all activities                           (2,258)     1,984
Cash and cash equivalents at beginning of period                        13,957      6,895
                                                                       -------    -------
Cash and cash equivalents at end of period                             $11,699    $ 8,879
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $    45    $    78
  Interest                                                             $     8    $     -

Details of acquisition:
  Fair value of assets acquired                                        $ 4,026
  Liabilities assumed                                                     (274)
  Goodwill resulting from acquisition                                       50
                                                                       -------
    Net cash paid for acquisition                                      $ 3,802
                                                                       =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forfeitures of non-vested shares of restricted stock                   $     -    $   (20)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $358 and $197 for the six months ended June 30, 2012 and 2011, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended June 30, 2012.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

For the six months ended June 30, 2012 and 2011, we recorded income tax expense of $632 and $138, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the second half of 2011, we reversed $3,110 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	10,273,812	10,146,613	10,239,463	10,107,398
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	85,845	150,289	102,551	174,459
Weighted average common shares and common share equivalents outstanding - diluted	10,359,657	10,296,902	10,342,014	10,281,857

Average number of potentially dilutive securities excluded from calculation	31,962	64,670	38,811	62,310

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

The purchase price for the assets was approximately $3,802 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations. In connection with this acquisition, we also signed a separate one year lease for the facility occupied by Thermonics in Sunnyvale, California. This facility is owned by the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. We recorded a restructuring charge in the first quarter of 2012 of $359 related to this action. See Note 5 for further detail regarding this charge.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(3)  ACQUISITION (Continued)

Total acquisition costs incurred to complete this transaction were $485. The portion of these costs that was incurred in 2011 was $148. Acquisition costs are expensed as incurred and included in general and administrative expense.

The Thermonics acquisition was accounted for as a purchase business combination and, accordingly, the results of Thermonics have been included in our consolidated results of operations from the date of acquisition. The allocation of the total purchase price of Thermonics net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The tangible assets acquired include accounts receivable, inventory, and property and equipment. Liabilities assumed include trade payables, certain customer contract obligations and accrued payments under a non-compete/non-solicitation agreement with a former employee of Thermonics. Identifiable intangible assets acquired include customer relationships, customer backlog, the Thermonics trade name, patented technology, and a non-compete/non-solicitation agreement with a former employee of Thermonics. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $50 was allocated to goodwill and is deductible for tax purposes. Goodwill is attributed to the synergies that are expected to result from the operations of the combined businesses. The determination of fair value reflects the assistance of third-party valuation specialists, as well as our own estimates and assumptions.

The following represents the allocation of the purchase price:
Goodwill	$ 50
Identifable intangible assets	1,728
Tangible assets acquired and liabilities assumed:
Trade accounts receivable	1,161
Inventories	874
Property and equipment	263
Accounts payable	(77)
Accrued non-compete/non-solicitation payments	(48)
Accrued sales commissions	(82)
Accrued warranty	(67)
Total purchase price	$3,802

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(3)  ACQUISITION (Continued)

For the period from January 16, 2012 to June 30, 2012, Thermonics contributed $2,044 of net revenues. We do not track net income within our Thermal Products segment by product line. As a result, the net income for Thermonics for the period from January 16, 2012 to June 30, 2012 is not available.

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
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$13,576	$14,975	$24,523	$28,045
Net earnings	1,334	2,259	1,879	2,676
Diluted earnings per share	$0.13	$0.22	$0.18	$0.26

The proforma results for 2011 shown above include non-recurring charges of $337 which represent transaction costs related to the Thermonics acquisition and $359 which represent facility closure costs related to the relocation of Thermonics' operations.

(4)  GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill on our balance sheets is a result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3. All of our goodwill is allocated to our Thermal Products segment. Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2012 are as follows:
	Sigma	Thermonics	Total

Balance - January 1, 2012	$1,656	$ -	$1,656
Acquisition of Thermonics	-	50	50
Balance - June 30, 2012	$1,656	$ 50	$1,706

Intangible Assets

As of June 30, 2012 and December 31, 2011, we had finite-lived intangible assets on our balance sheets that are a result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3. At each of June 30, 2012 and December 31, 2011, we also had an indefinite-lived intangible asset which consists of a trademark. This asset is a result of our acquisition of Sigma in October 2008.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table provides further detail about our intangible assets as of June 30, 2012 and December 31, 2011:
	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 316	$1,164
Patented technology	590	190	400
Software	270	101	169
Trade name	140	16	124
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	8	40
Total finite-lived intangible assets	2,598	701	1,897
Indefinite-lived intangible assets:
Trademark	510	-	510
Total intangible assets	$3,108	$ 701	$2,407

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$ 370	$ 200	$ 170
Patented technology	230	150	80
Software	270	88	182
Total finite-lived intangible assets	870	438	432
Indefinite-lived intangible assets:
Trademark	510	-	510
Total intangible assets	$1,380	$ 438	$ 942

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of June 30, 2012:
	Estimated Useful Life	Remaining Estimated Useful Life at June 30, 2012
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	27
Software	120	75
Patented technology	60	15
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	66.5
Customer backlog	3	-
Trade name	48	42.5
Patented technology	132	126.5
Non-compete/non-solicitation agreement	18	15

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2012:
Balance - January 1, 2012	$ 432
Acquisition of Thermonics	1,728
Amortization	(263)
Balance - June 30, 2012	$1,897

Total amortization expense for the six months ended June 30, 2012 and 2011 was $263 and $67, respectively. Total estimated amortization expense for 2012 is $476. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
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

Changes in our liability for restructuring and other charges for the six months ended June 30, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	359
Cash payments related to facility closure costs	(359)
Balance - June 30, 2012	$ -

(6)  MAJOR CUSTOMERS

During the six months ended June 30, 2012 and 2011, Texas Instruments Incorporated accounted for 19% and 11%, respectively, of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the six months ended June 30, 2012, Teradyne, Inc. accounted for 14% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customer accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2012 and 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(7)  INVENTORIES

Inventories held at June 30, 2012 and December 31, 2011 were comprised of the following:
	June 30, 2012	Dec. 31, 2011
Raw materials	$3,087	$2,784
Work in process	625	351
Inventory consigned to others	242	201
Finished goods	495	560
	$4,449	$3,896

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2012 and December 31, 2011 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2012	Dec. 31, 2011
Mt. Laurel, NJ	3/29/2010	4/01/2013	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/07/2012	8/23/2021	200	200
San Jose, CA	9/13/2004	6/30/2012	4/30/2012	-	50
				$450	$500

(9)  LEASEHOLD IMPROVEMENTS AND DEFERRED RENT

We record tenant improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. The amount of the allowance, if any, is recorded as deferred rent. We amortize deferred rent on a straight-line basis over the lease term and record the amortization as a reduction of rent expense. Amortization of deferred rent for the six months ended June 30, 2012 and 2011 was $39 and $59, respectively.

(10)  GUARANTEES

Product Warranties

Warranty expense for the six months ended June 30, 2012 and 2011 was $55 and $103, respectively. The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2012:
Balance - January 1, 2012	$214
Acquisition of Thermonics	67
Payments made under product warranty	(90)
Accruals for product warranty	55
Balance - June 30, 2012	$246

The liability for product warranties is included in Other Current Liabilities on our balance sheet.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(11) STOCK-BASED COMPENSATION

As of June 30, 2012, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2011 Form 10-K.

As of June 30, 2012, total compensation expense to be recognized in future periods was $171. The weighted average period over which this expense is expected to be recognized is 1.7 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2012 and 2011, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$ 2	$ 3	$ 4	$ 6
Selling expense	2	5	4	10
Engineering and product development expense	6	13	12	26
General and administrative expense	24	18	41	45
	$34	$39	$61	$87

There was no compensation expense capitalized in the three or six months ended June 30, 2012 or 2011.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2012:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2012	195,000	$1.62
Granted	-	-
Vested	(68,750)	1.57
Forfeited	-	-
Nonvested shares outstanding, June 30, 2012	126,250	1.64

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2012 (249,000 exercisable)	249,000	$3.28
Granted	-	-
Exercised	-	-
Forfeited/Expired	(24,000)	4.14
Options outstanding, June 30, 2012 (225,000 exercisable)	225,000	3.19

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

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $150 were made during the each of the six months ended June 30, 2012 and 2011, respectively. Through June 30, 2012, we had made a total of $2,003 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(13) SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2011
Thermal Products	$ 6,503	$ 6,667	$12,614	$12,021
Mechanical Products	3,086	5,097	5,600	10,127
Electrical Products	3,987	2,040	6,103	3,386
Intersegment sales	-	(4)	(10)	(30)
	$13,576	$13,800	$24,307	$25,504
Intersegment sales:
Thermal Products	$ -	$ -	$ -	$ -
Mechanical Products	-	4	10	4
Electrical Products	-	-	-	26
	$ -	$ 4	$ 10	$ 30
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,055	$1,830	$1,372	$2,593
Mechanical Products	(380)	591	(932)	1,112
Electrical Products	1,374	525	1,739	680
Corporate	(55)	(213)	(256)	(335)
	$1,994	$2,733	$1,923	$4,050
Net earnings (loss):
Thermal Products	$ 725	$1,789	$ 960	$2,534
Mechanical Products	(236)	554	(581)	1,027
Electrical Products	886	510	1,119	660
Corporate	(41)	(198)	(207)	(309)
	$1,334	$2,655	$1,291	$3,912

Identifiable assets:			June 30, 2012	Dec. 31, 2011
Thermal Products			$21,234	$20,030
Mechanical Products			7,024	8,240
Electrical Products			5,509	2,967
			$33,767	$31,237

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2011
U.S.	$ 3,733	$ 4,796	$ 7,929	$ 9,023
Foreign	9,843	9,004	16,378	16,481
	$13,576	$13,800	$24,307	$25,504

Long-lived assets:			June 30, 2012	Dec. 31, 2011
U.S.			$1,031	$ 836
Foreign			199	298
			$1,230	$1,134

- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the "2011 Form 10-K") for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

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
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2012	2011
Thermal Products	$ 6,503	$ 6,667	$ 6,111	$12,614	$12,021
Mechanical Products	3,086	5,097	2,514	5,600	10,127
Electrical Products	3,987	2,040	2,116	6,103	3,386
Intersegment sales	-	(4)	(10)	(10)	(30)
	$13,576	$13,800	$10,731	$24,307	$25,504
Intersegment sales:
Thermal Products	$ -	$ -	$10	$ -	$ -
Mechanical Products	-	4	-	10	4
Electrical Products	-	-	-	-	26
	$ -	$ 4	$10	$10	$30
Net revenues from unaffiliated customers (net of intersegment sales):
Thermal Products	$ 6,503	$ 6,667	$ 6,101	$12,614	$12,021
Mechanical Products	3,086	5,093	2,514	5,590	10,123
Electrical Products	3,987	2,040	2,116	6,103	3,360
	$13,576	$13,800	$10,731	$24,307	$25,504
Net revenues from unaffiliated customers:
U.S.	$ 3,733	$ 4,796	$ 4,196	$ 7,929	$ 9,023
Foreign	9,843	9,004	6,535	16,378	16,481
	$13,576	$13,800	$10,731	$24,307	$25,504

Our consolidated net revenues for the quarter ended June 30, 2012 decreased $224,000 or 2% as compared to the same period in 2011. For the quarter ended June 30, 2012, net revenues (net of intersegment sales) of our Thermal and Mechanical Products segments decreased $164,000 or 2% and $2.0 million or 39%, respectively, while the net revenues (net of intersegment sales) of our Electrical Products segment increased $1.9 million or 95% as compared to the same period in 2011. During the quarter ended June 30, 2012, the net revenues of our Thermal Products segment included $1.4 million of net revenues attributable to Thermonics, Inc. ("Thermonics"), which we acquired on January 16, 2012 as discussed further under "Acquisition" below. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues (net of intersegment sales) of our Thermal Products segment for the second quarter of 2012 would have decreased $1.5 million or 23% as compared to the same period in 2011. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $1.8 million or 14%, respectively, for the quarter ended June 30, 2012, compared to $2.4 million or 22%, respectively, for the quarter ended March 31, 2012, and $2.6 million or 19%, respectively, for the quarter ended June 30, 2011. Adjusted to eliminate the impact of the net revenues attributable to

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Thermonics, the net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $1.8 million or 15%, respectively, for the quarter ended June 30, 2012 and $2.4 million or 23%, respectively, for the quarter ended March 31, 2012.

During the second quarter of 2012, the level of demand experienced by our Thermal and Mechanical Products segments was less than that experienced during the same period in 2011. We believe the decline in the level of net revenues of our Thermal Products segment (when adjusted to eliminate the impact of the acquisition of Thermonics) reflects in part that this segment, which has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry, is now being impacted by the decline in demand in the ATE industry which we began to see impacting our Mechanical Products segment during the second quarter of 2011. In addition, our Thermal Products segment sells to industries outside of the ATE industry. This diversification has, in the past, helped to balance the impact of changing levels of demand in the ATE industry. However, in the first half of 2012, we have experienced weakened levels of demand in certain of these industries as well, which contributed to the overall level of decrease experienced by this product segment in the second quarter of 2012 as compared to the same period in 2011.

We believe the decrease in the level of net revenues in our Mechanical Products segment reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for this segment during the second quarter of 2011. This decline in demand was partially offset by increased demand during the first quarter of 2012 from one particular major customer that recently completed an acquisition and, as a result, has had higher than typical demand for certain of our equipment as a part of the process of integrating their post-acquisition operations. This same major customer also purchases products from our Electrical Products segment and we believe this also is responsible for a portion of the increase in the net revenues of our Electrical Products segment during the first half of 2012 as compared to the same period in 2011. We also attribute the increase in the net revenues of our Electrical Products segment to a significant increase in demand from one particular major OEM customer.

Total orders for the quarter ended June 30, 2012 were $11.8 million compared to $12.9 million for the quarter ended March 31, 2012 and $13.5 million for the quarter ended June 30, 2011. Orders for the second quarter of 2012 include $1.4 million attributable to Thermonics. For the quarter ended June 30, 2012, orders for our Thermal, Mechanical and Electrical Products segments were $6.4 million, $2.3 million and $3.1 million, respectively, compared to $5.3 million, $3.8 million and $3.8 million for the quarter ended March 31, 2012, respectively, and $7.5 million, $4.3 million and $1.7 million for the quarter ended June 30, 2011, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $1.2 million or 10%, respectively, for the quarter ended June 30, 2012, compared to $1.7 million or 13%, respectively, for the quarter ended March 31, 2012, and $3.7 million or 27%, respectively, for the quarter ended June 30, 2011.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At June 30, 2012, our backlog of unfilled orders for all products was approximately $5.2 million compared with approximately $7.0 million at March 31, 2012 and $7.2 million at June 30, 2011. Our backlog at June 30, 2012 included approximately $744,000 that was attributable to Thermonics compared with approximately $674,000 at March 31, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2012. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2012 and 2011, our OEM sales as a percentage of net revenues were 16% and 14%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.4	50.7	55.6	53.4
Gross margin	45.6	49.3	44.4	46.6
Selling expense	11.4	11.5	12.2	11.7
Engineering and product development expense	7.2	6.0	7.8	6.4
General and administrative expense	12.3	12.1	15.0	12.9
Restructuring and other charges	0.0	0.0	1.5	0.0
Operating income	14.7	19.7	7.9	15.6
Other income	0.0	0.1	0.0	0.3
Earnings before income tax expense	14.7	19.8	7.9	15.9
Income tax expense	4.9	0.6	2.6	0.5
Net earnings	9.8%	19.2%	5.3%	15.4%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011

Net Revenues. Net revenues were $13.6 million for the quarter ended June 30, 2012 compared to $13.8 million for the same period in 2011, a decrease of $224,000 or 2%. Net revenues (net of intersegment sales) of our Thermal and Mechanical Products segments decreased $164,000 or 2% and $2.0 million or 39%, respectively, while the net revenues (net of intersegment sales) of our Electrical Products segment increased $1.9 million or 95% for the quarter ended June 30, 2012 as compared to the same period in 2011. During the quarter ended June 30, 2012, the net revenues of our Thermal Products segment included $1.4 million of net revenues attributable to Thermonics. We believe the decrease in our consolidated net revenues during the second quarter of 2012 primarily reflects the factors previously discussed in the Overview.

During the quarter ended June 30, 2012, our net revenues from customers in the U.S. decreased 22% while our net revenues from foreign customers increased 9%, respectively, as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the increase in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 46% for the second quarter of 2012 compared to 49% for the same period in 2011. For the quarter ended June 30, 2012, our fixed operating costs increased $243,000 in absolute dollar terms as compared to the same quarter in 2011. As a percentage of net revenues, these costs increased from 11% of net revenues for the second quarter of 2011 to 13% of net revenues for the second quarter of 2012. The increase in the absolute dollar value of these costs primarily reflects increased salaries and benefits expense representing increased levels of staff in our Thermal Products segment. In addition, we had higher levels of depreciation reflecting a higher fixed asset base at June 30, 2012 as compared to June 30, 2011. To a lesser extent, we also attribute the decrease in gross margin to an increase in our component material costs as a percentage of net revenues. These costs increased from 37% of net revenues for the quarter ended June 30, 2011 to 38% of net revenues for the quarter ended June 30, 2012, reflecting changes in customer and product mix.

Selling Expense. Selling expense was relatively unchanged at $1.6 million for both the second quarter of 2012 and the same period in 2011. Increases in advertising and travel expense in our Mechanical and Electrical Products segments were offset by lower levels of third party commissions, primarily in our Mechanical Products segment as a result of both the lower net revenues and changes in customer mix.

Engineering and Product Development Expense. Engineering and product development expense was $980,000 for the second quarter of 2012 compared to $822,000 for the same period in 2011, an increase of $158,000 or 19%. The increase in engineering and product development expense reflects higher spending on materials used in new product development projects and, to a lesser extent, an increased use of third party consultants and the hiring of additional staff in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was relatively unchanged at $1.7 million for both the second quarter of 2012 and the same period in 2011. Higher levels of intangible asset amortization as a result of the Thermonics acquisition were offset by a reduction in professional fees. During the second quarter of 2011, we incurred higher levels of professional fees, primarily related to the filing of our shelf registration statement on Form S-3 in May 2011; there were no similar fees in the second quarter of 2012.

Other Income. There was no other income for the second quarter of 2012 compared to other income of $10,000 for the second quarter of 2011. The reduction in other income in the second quarter of 2012 as compared to the same period in 2011 primarily represents an increase in foreign currency transaction losses.

Income Tax Expense. For the quarter ended June 30, 2012, we recorded income tax expense of $660,000 compared to income tax expense of $78,000 for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third and fourth quarters of 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Revenues. Net revenues were $24.3 million for the six months ended June 30, 2012 compared to $25.5 million for the same period in 2011, a decrease of $1.2 million or 5%. Net revenues (net of intersegment sales) of our Thermal and Electrical Products segments increased $593,000 or 5% and $2.7 million or 82%, respectively, while the net revenues (net of intersegment sales) of our Mechanical Products segment decreased $4.5 million or 45% for the six months ended June 30, 2012 as compared to the same period in 2011. During the six months ended June 30, 2012 the net revenues of our Thermal Products segment included $2.0 million of net revenues attributable to Thermonics. We believe the decrease in our consolidated net revenues during the first six months of 2012 primarily reflects the factors previously discussed in the Overview.

During the six months ended June 30, 2012, our net revenues from customers in the U.S. decreased 12% while our net revenues from foreign customers were relatively unchanged as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the change in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 44% for the first six months of 2012 compared to 47% for the same period in 2011. For the six months ended June 30, 2012, our fixed operating costs increased $178,000 in absolute dollar terms as compared to the same period in 2011. As a percentage of net revenues, these costs increased from 13% of net revenues for the first six months of 2011 to 15% of net revenues for the same period in 2012. The increase in the absolute dollar value of these costs primarily reflects increased salaries and benefits expense representing increased levels of staff in our Thermal Products segment. In addition, we had higher levels of depreciation reflecting a higher fixed asset base at June 30, 2012 as compared to June 30, 2011. To a lesser extent, we also attribute the decrease in gross margin to an increase in our charges for obsolete and excess material. These charges increased $161,000 in the first six months of 2012 as compared to the same period in 2011, reflecting more items falling into our standard objective criteria, primarily as a result of changes in demand for certain products made by our Mechanical and Electrical Products segments.

Selling Expense. Selling expense was relatively unchanged at $3.0 million for both the first six months of 2012 and 2011. Lower levels of commissions in our Mechanical Products segment, reflecting both the lower net revenue levels as well as changes in product and customer mix, were offset by increases in advertising and travel expense in our Mechanical and Electrical Products segments as well as increased salary and benefits expense.

Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for the first six months of 2012 compared to $1.6 million for the same period in 2011, an increase of $269,000 or 16%. The increase in engineering and product development expense reflects an increased use of third party consultants, higher spending on materials used in new product development projects in our Thermal and Electrical Products segments and the hiring of additional staff.

General and Administrative Expense. General and administrative expense was $3.7 million for the first six months of 2012 compared to $3.3 million for the same period in 2011, an increase of $356,000 or 11%. During the first six months of 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics which was completed on January 16, 2012; there were no similar costs recorded in the first six months of 2011. In addition, amortization expense related to our intangible assets increased $196,000 during the first six months of 2012 as compared to the same period in 2011. This increase represents amortization of the intangible assets acquired as a part of the Thermonics transaction. These increases were partially offset by a decrease in accruals for profit-related bonuses in our Mechanical and Thermal Products segments, reflecting the lower level of net earnings in the first six months of 2012 as compared to the same period of 2011.

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first six months of 2012; there were no similar charges for the first six months of 2011. The restructuring and other charges recorded during the first quarter of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Other Income. Other income was $13,000 for the first six months of 2012 compared to other income of $66,000 for the same period in 2011. During the first six months of 2011, we recorded a gain on sale of property and equipment; there was no similar gain recorded during the first six months of 2012.

Income Tax Expense. For the six months ended June 30, 2012, we recorded income tax expense of $632,000 compared to income tax expense of $138,000 for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2012 was $1.7 million compared to $2.5 million for the same period in 2011. The decrease in net cash provided by operations primarily reflects the lower level of net earnings in the first six months of 2012 as compared to 2011. Adjusted to eliminate the impact of the Thermonics acquisition, inventories decreased $316,000 during the first six months of 2012 compared to an increase of $761,000 during the same period in 2011, primarily reflecting the reduced business activity in our Thermal and Mechanical Products segments in 2012 as compared to 2011. Accounts payable increased $1.0 million in the first six months of 2012 compared to an increase of $432,000 during the same period in 2011. The higher level of increase in accounts payable during 2012 primarily reflects the significant increase in the level of business at our Electrical Products segment in the first half of 2012 as compared to the same period in 2011. During the first six months of 2012, we recorded deferred income tax expense of $372,000. We did not record any deferred income tax expense during the same period in 2011 as we still had a full valuation allowance against all of our deferred tax assets during the first six months of 2011. As previously discussed, we reversed this valuation allowance during the second half of 2011. Other current liabilities increased $158,000 during the first six months of 2012 compared to a decrease of $112,000 during the same time period in 2011. The increase in 2012 primarily reflects an increase in domestic and foreign taxes payable. Depreciation and amortization was $471,000 for the first six months of 2012 compared to $209,000 for the same period in 2011. The increase in 2012 as compared to 2011 primarily reflects higher levels of depreciation and amortization related to fixed assets and intangible assets acquired as a part of the Thermonics transaction completed in January 2012.

During the first six months of 2012, we paid $3.8 million to acquire Thermonics, as discussed further in the Overview and in Note 3 to our consolidated financial statements. We have no significant commitments for capital expenditures for the balance of 2012, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of June 30, 2012, we had cash and cash equivalents of $11.7 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

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

of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2012, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2011 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	August 10, 2012	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 10, 2012	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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