Form 10-Q
period 2012-09-30
INTEST CORP
filed 2012-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2012:

10,425,178

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months and nine months ended September 30, 2012 and 2011	3
	Unaudited Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2012	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6 - 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25 - 26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		27
Index to Exhibits		28

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Sept. 30,  Dec. 31,
                                                                       2012       2011
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $14,700    $13,957
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $195, respectively                   6,892      6,189
  Inventories                                                          3,843      3,896
  Deferred tax assets                                                    438        453
  Prepaid expenses and other current assets                              373        302
     Total current assets                                             26,246     24,797
Property and equipment:
  Machinery and equipment                                              3,844      3,585
  Leasehold improvements                                                 576        514
     Gross property and equipment                                      4,420      4,099
  Less: accumulated depreciation                                      (3,174)    (2,965)
     Net property and equipment                                        1,246      1,134
Deferred tax assets                                                    1,555      2,028
Goodwill                                                               1,706      1,656
Intangible assets, net                                                 2,300        942
Restricted certificates of deposit                                       450        500
Other assets                                                             165        180
     Total assets                                                    $33,668    $31,237
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,488    $ 1,031
  Accrued wages and benefits                                           1,538      1,795
  Accrued sales commissions                                              524        493
  Accrued rent                                                           508        407
  Accrued professional fees                                              407        451
  Customer deposits                                                      186        425
  Other current liabilities                                              636        436
     Total current liabilities                                         5,287      5,038

Commitments and contingencies (Notes 10 and 12)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,463,255 shares issued                                            105        105
  Additional paid-in capital                                          26,010     26,035
  Retained earnings (accumulated deficit)                              1,269       (686)
  Accumulated other comprehensive earnings                             1,201      1,217
  Treasury stock, at cost; 33,077 and 76,328 shares, respectively       (204)      (472)
     Total stockholders' equity                                       28,381     26,199
     Total liabilities and stockholders' equity                      $33,668    $31,237
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2012       2011       2012       2011
                                               -------    -------    -------    -------
Net revenues                                   $10,799    $11,681    $35,106    $37,185
Cost of revenues                                 6,037      5,548     19,554     19,161
                                               -------    -------    -------    -------
      Gross margin                               4,762      6,133     15,552     18,024
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,322      1,461      4,283      4,433
   Engineering and product development
     expense                                     1,006        809      2,910      2,444
   General and administrative expense            1,445      1,448      5,101      4,748
   Restructuring and other charges                   -          -        359          -
                                               -------    -------    -------    -------
      Total operating expenses                   3,773      3,718     12,653     11,625
                                               -------    -------    -------    -------
Operating income                                   989      2,415      2,899      6,399
                                               -------    -------    -------    -------
Other income (expense):
   Interest income                                   1          2          3          8
   Interest expense                                  -         (1)         -         (3)
   Other income                                     22          4         33         66
                                               -------    -------    -------    -------
      Total other income                            23          5         36         71
                                               -------    -------    -------    -------
Earnings before income tax expense (benefit)     1,012      2,420      2,935      6,470
Income tax expense (benefit)                       348     (2,762)       980     (2,624)
                                               -------    -------    -------    -------
      Net earnings                             $   664    $ 5,182    $ 1,955    $ 9,094
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.06      $0.51      $0.19      $0.90

Weighted average common shares
 outstanding - basic                        10,302,417 10,182,795 10,260,601 10,132,807

Net earnings per common share - diluted          $0.06      $0.50      $0.19      $0.88

Weighted average common shares and common
 share equivalents outstanding - diluted    10,360,377 10,297,284 10,348,180 10,287,055

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2012      2011      2012      2011
                                           -------   -------   -------   -------

Net earnings                               $   664   $ 5,182   $ 1,955   $ 9,094

Foreign currency translation adjustments        26      (143)      (16)      (56)
                                           -------   -------   -------   -------

Comprehensive earnings                     $   690   $ 5,039   $ 1,939   $ 9,038
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
(In thousands, except share data)
(Unaudited)

                                                            Retained    Accumulated
                                 Common Stock  Additional   Earnings     Other                   Total
                             -----------------  Paid-In   (Accumulated Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital     Deficit)     Earnings      Stock     Equity
                             ---------- ------ ---------- ------------ ------------- -------- -------------

Balance, January 1, 2012     10,463,255  $ 105  $26,035     $   (686)     $1,217      $(472)     $26,199

Net earnings                          -      -        -        1,955           -          -        1,955

Other comprehensive loss              -      -        -            -         (16)         -          (16)

Amortization of deferred
  compensation related to
  restricted stock                    -      -       93            -           -          -           93

Issuance of 43,251 shares to
  satisfy profit sharing
  liability                           -      -     (118)           -           -        268          150
                             ----------  -----  -------     --------      ------      -----      -------

Balance, Sept. 30, 2012      10,463,255  $ 105  $26,010     $  1,269      $1,201      $(204)     $28,381
                             ==========  =====  =======     ========      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                       Nine Months Ended
                                                                           Sept. 30,
                                                                       ------------------
                                                                         2012       2011
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 1,955    $ 9,094
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          696        304
    Foreign exchange gain                                                  (10)       (10)
    Amortization of deferred compensation related to restricted stock       93        119
    Profit sharing expense funded through the issuance of treasury stock   150        150
    (Gain) loss on sale of property and equipment                            5        (40)
    Proceeds from sale of demonstration equipment, net of gain              86        107
    Deferred income tax expense (benefit)                                  489     (2,905)
    Changes in assets and liabilities:
      Trade accounts receivable                                            465       (601)
      Inventories                                                          926     (1,186)
      Prepaid expenses and other current assets                            (71)        60
      Restricted certificates of deposit                                    50        200
      Other assets                                                          14         28
      Accounts payable                                                     380         62
      Accrued wages and benefits                                          (255)       (63)
      Accrued sales commissions                                            (50)        31
      Accrued rent                                                         101        320
      Accrued professional fees                                            (44)         1
      Customer deposits                                                   (239)       341
      Other current liabilities                                             85       (164)
      Deferred rent                                                          -        (39)
                                                                       -------    -------
Net cash provided by operating activities                                4,826      5,809
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                               (3,802)         -
  Purchase of property and equipment                                      (283)      (685)
  Proceeds from sale of property and equipment                              13         40
                                                                       -------    -------
Net cash used in investing activities                                   (4,072)      (645)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                      -         30
                                                                       -------    -------
Net cash provided by financing activities                                    -         30
                                                                       -------    -------
Effects of exchange rates on cash                                          (11)       (25)
                                                                       -------    -------
Net cash provided by all activities                                        743      5,169
Cash and cash equivalents at beginning of period                        13,957      6,895
                                                                       -------    -------
Cash and cash equivalents at end of period                             $14,700    $12,064
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $   283    $   171
  Interest                                                             $     8    $     1

Details of acquisition:
  Fair value of assets acquired                                        $ 4,026
  Liabilities assumed                                                     (274)
  Goodwill resulting from acquisition                                       50
                                                                       -------
    Net cash paid for acquisition                                      $ 3,802
                                                                       =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forfeitures of non-vested shares of restricted stock                   $     -    $   (20)

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

Inventories

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventory are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions,

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory we record establish a new cost basis for the related inventory. We incurred excess and obsolete inventory charges of $522 and $278 for the nine months ended September 30, 2012 and 2011, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended September 30, 2012.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the nine months ended September 30, 2012 and 2011, we recorded income tax expense of $980 and an income tax benefit of $2,624, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the second half of 2011, we reversed $3,110 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Weighted average common shares outstanding - basic	10,302,417	10,182,795	10,260,601	10,132,807
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	57,960	114,489	87,579	154,248
Weighted average common shares and common share equivalents outstanding - diluted	10,360,377	10,297,284	10,348,180	10,287,055

Average number of potentially dilutive securities excluded from calculation	229,675	114,280	42,720	79,633

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In July 2012, the FASB issued amendments to existing guidance on the assessment of impairment for indefinite-lived intangible assets other than goodwill. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to adopt this guidance early even if its annual test date is before the issuance of the final standard, provided that the entity has not yet issued its financial statements for the most recent annual or interim period. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

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

For the period from January 16, 2012 to September 30, 2012, Thermonics contributed $3,467 of net revenues. We do not track net income within our Thermal Products segment by product line. As a result, the net income for Thermonics for the period from January 16, 2012 to September 30, 2012 is not available.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Net revenues	$10,799	$13,223	$35,322	$41,268
Net earnings	658	5,417	2,537	8,093
Diluted earnings per share	$0.06	$0.53	$0.25	$0.79

The proforma results for 2011 shown above include non-recurring charges of $337 which represent transaction costs related to the Thermonics acquisition and $359 which represent facility closure costs related to the relocation of Thermonics' operations.

(4)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2012 are as follows:
	Sigma	Thermonics	Total
Balance - January 1, 2012	$1,656	$ -	$1,656
Acquisition of Thermonics	-	50	50
Balance - September 30, 2012	$1,656	$ 50	$1,706

Intangible Assets

The following table provides further detail about our intangible assets as of September 30, 2012 and December 31, 2011:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)
	Sept. 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 377	$1,103
Patented technology	590	212	378
Software	270	108	162
Trade name	140	25	115
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	16	32
Total finite-lived intangible assets	2,598	808	1,790
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$ 808	$2,300

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$ 370	$ 200	$ 170
Patented technology	230	150	80
Software	270	88	182
Total finite-lived intangible assets	870	438	432
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$1,380	$ 438	$ 942

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of September 30, 2012:
	Estimated Useful Life	Remaining Estimated Useful Life at Sept. 30, 2012
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	24
Software	120	72
Patented technology	60	12
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	63.5
Customer backlog	3	-
Trade name	48	39.5
Patented technology	132	123.5
Non-compete/non-solicitation agreement	18	12

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2012:
Balance - January 1, 2012	$ 432
Acquisition of Thermonics	1,728
Amortization	(370)
Balance - September 30, 2012	$1,790

Total amortization expense for the nine months ended September 30, 2012 and 2011 was $370 and $101, respectively. Total estimated amortization expense for 2012 is $476. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
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

Changes in our liability for restructuring and other charges for the nine months ended September 30, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	359
Cash payments related to facility closure costs	(359)
Balance - September 30, 2012	$ -

(6)  MAJOR CUSTOMERS

During the nine months ended September 30, 2012 and 2011, Texas Instruments Incorporated accounted for 16% and 12%, respectively, of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the nine months ended September 30, 2012, Teradyne, Inc. accounted for 13% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customer accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2012 and 2011.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(7)  INVENTORIES

Inventories held at September 30, 2012 and December 31, 2011 were comprised of the following:
	Sept. 30, 2012	Dec. 31, 2011
Raw materials	$2,916	$2,784
Work in process	370	351
Inventory consigned to others	96	201
Finished goods	461	560
	$3,843	$3,896

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2012 and December 31, 2011 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Sept. 30, 2012	Dec. 31, 2011
Mt. Laurel, NJ	3/29/2010	4/01/2013	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/07/2012	8/23/2021	200	200
San Jose, CA	9/13/2004	6/30/2012	4/30/2012	-	50
				$450	$500

(9)  GUARANTEES

Product Warranties

Warranty expense for the nine months ended September 30, 2012 and 2011 was $68 and $90, respectively. The following table sets forth the changes in the liability for product warranties for the nine months ended September 30, 2012:
Balance - January 1, 2012	$214
Acquisition of Thermonics	67
Payments made under product warranty	(124)
Accruals for product warranty	68
Balance - September 30, 2012	$225

The liability for product warranties is included in Other Current Liabilities on our balance sheet.

(10) STOCK-BASED COMPENSATION

As of September 30, 2012, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2011 Form 10-K.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(10) STOCK-BASED COMPENSATION (Continued)

As of September 30, 2012, total compensation expense to be recognized in future periods was $139. The weighted average period over which this expense is expected to be recognized is 1.4 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2012 and 2011, respectively, related to nonvested shares:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Cost of revenues	$ 1	$ 3	$ 5	$ 9
Selling expense	3	3	7	13
Engineering and product development expense	7	8	19	34
General and administrative expense	21	18	62	63
	$32	$32	$93	$119

There was no compensation expense capitalized in the three or nine months ended September 30, 2012 or 2011.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2012:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2012	195,000	$1.62
Granted	-	-
Vested	(76,250)	1.62
Forfeited	-	-
Nonvested shares outstanding, September 30, 2012	118,750	1.61

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2012:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2012 (249,000 exercisable)	249,000	$3.28
Granted	-	-
Exercised	-	-
Forfeited/Expired	(30,000)	4.11
Options outstanding, September 30, 2012 (219,000 exercisable)	219,000	3.17

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

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $225 were made during the each of the nine months ended September 30, 2012 and 2011, respectively. Through September 30, 2012, we had made a total of $2,078 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Our current intention is to use cash to fund these contributions when our stock price is below $3.00 per share.

During the third quarter of 2012, our Board of Directors approved an amendment to the inTEST 401(k) Plan. The amendment will terminate the profit sharing contributions for Temptronic employees effective December 31, 2012. In addition, the amendment will conform the employer matching provisions of the Plan for the Temptronic employees with those currently in place for inTEST Corporation and inTEST Silicon Valley employees.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(12) SEGMENT INFORMATION (Continued)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2011
Thermal Products	$ 6,037	$ 7,572	$18,651	$19,593
Mechanical Products	2,677	3,172	8,277	13,299
Electrical Products	2,086	941	8,189	4,327
Intersegment sales	(1)	(4)	(11)	(34)
	$10,799	$11,681	$35,106	$37,185
Intersegment sales:
Thermal Products	$ -	$ -	$ -	$ -
Mechanical Products	-	3	10	7
Electrical Products	1	1	1	27
	$ 1	$ 4	$ 11	$ 34
Earnings (loss) before income tax expense (benefit):
Thermal Products	$ 895	$2,346	$2,267	$4,939
Mechanical Products	(324)	218	(1,256)	1,330
Electrical Products	376	(65)	2,115	615
Corporate	65	(79)	(191)	(414)
	$1,012	$2,420	$2,935	$6,470
Net earnings (loss):
Thermal Products	$ 587	$5,024	$1,510	$6,942
Mechanical Products	(213)	466	(837)	1,869
Electrical Products	247	(138)	1,409	865
Corporate	43	(170)	(127)	(582)
	$ 664	$5,182	$1,955	$9,094

Identifiable assets:			Sept. 30, 2012	Dec. 31, 2011
Thermal Products			$21,950	$20,030
Mechanical Products			6,344	8,240
Electrical Products			5,374	2,967
			$33,668	$31,237

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2011
U.S.	$ 4,123	$ 4,797	$12,052	$13,820
Foreign	6,676	6,884	23,054	23,365
	$10,799	$11,681	$35,106	$37,185

Long-lived assets:			Sept. 30, 2012	Dec. 31, 2011
U.S.			$ 995	$ 836
Foreign			251	298
			$1,246	$1,134

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
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2012	2011	2012	2012	2011
Thermal Products	$ 6,037	$ 7,572	$ 6,503	$18,651	$19,593
Mechanical Products	2,677	3,172	3,086	8,277	13,299
Electrical Products	2,086	941	3,987	8,189	4,327
Intersegment sales	(1)	(4)	-	(11)	(34)
	$10,799	$11,681	$13,576	$35,106	$37,185
Intersegment sales:
Thermal Products	$ -	$ -	$ -	$ -	$ -
Mechanical Products	-	3	-	10	7
Electrical Products	1	1	-	1	27
	$ 1	$ 4	$ -	$11	$34
Net revenues from unaffiliated customers (net of intersegment sales):
Thermal Products	$ 6,037	$ 7,572	$ 6,503	$18,651	$19,593
Mechanical Products	2,677	3,169	3,086	8,267	13,292
Electrical Products	2,085	940	3,987	8,188	4,300
	$10,799	$11,681	$13,576	$35,106	$37,185
Net revenues from unaffiliated customers:
U.S.	$ 4,123	$ 4,797	$ 3,733	$12,052	$13,820
Foreign	6,676	6,884	9,843	23,054	23,365
	$10,799	$11,681	$13,576	$35,106	$37,185

Our consolidated net revenues for the quarter ended September 30, 2012 decreased $882,000 or 8% as compared to the same period in 2011. For the quarter ended September 30, 2012, net revenues (net of intersegment sales) of our Thermal and Mechanical Products segments decreased $1.5 million or 20% and $492,000 or 16%, respectively, while the net revenues (net of intersegment sales) of our Electrical Products segment increased $1.1 million or 122% as compared to the same period in 2011. During the quarter ended September 30, 2012, the net revenues of our Thermal Products segment included $1.4 million of net revenues attributable to Thermonics, Inc. ("Thermonics"), which we acquired on January 16, 2012 as discussed further under "Acquisition" below. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues (net of intersegment sales) of our Thermal Products segment for the third quarter of 2012 would have decreased $2.9 million or 39% as compared to the same period in 2011. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $1.1 million or 10%, respectively, for the quarter ended September 30, 2012, compared to $1.8 million or 14%, respectively, for the quarter ended June 30, 2012, and $3.6 million or 31%, respectively, for the quarter ended September 30, 2011. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $1.1 million or 12%, respectively, for the quarter ended September 30, 2012 and $1.8 million or 15%, respectively, for the quarter ended June 30, 2012.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first nine months of 2012, the level of demand experienced by our Thermal and Mechanical Products segments was less than that experienced during the same period in 2011. We believe the decline in the level of net revenues of our Thermal Products segment (when adjusted to eliminate the impact of the acquisition of Thermonics) reflects in part that this segment, which has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry, is now being impacted by the decline in demand in the ATE industry which we began to see impacting our Mechanical Products segment during the second quarter of 2011. In addition, our Thermal Products segment sells to industries outside of the ATE industry. This diversification has, in the past, helped to balance the impact of changing levels of demand in the ATE industry. However, in the first nine months of 2012, we have experienced weakened levels of demand in certain of these industries as well, which contributed to the overall level of decrease experienced by this product segment in the first nine months of 2012 as compared to the same period in 2011.

We believe the decrease in the level of net revenues in our Mechanical Products segment reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for this segment during the second quarter of 2011. This decline in demand was partially offset by increased demand during the first quarter of 2012 from one particular major customer that recently completed an acquisition and, as a result, has had higher than typical demand for certain of our equipment as a part of the process of integrating their post-acquisition operations. This same major customer also purchases products from our Electrical Products segment and we believe this also is responsible for a portion of the increase in the net revenues of our Electrical Products segment during the first nine months of 2012 as compared to the same period in 2011. We also attribute the increase in the net revenues of our Electrical Products segment to a significant increase in demand from one particular major OEM customer. However, the level of demand from this OEM customer weakened significantly during the third quarter of 2012 which we expect will result in a decline in the net revenues of our Electrical Products segment in the fourth quarter of 2012 as compared to the third quarter of 2012.

Total orders for the quarter ended September 30, 2012 were $8.7 million compared to $11.8 million for the quarter ended June 30, 2012 and $10.5 million for the quarter ended September 30, 2011. Orders for the third quarter of 2012 include $1.2 million attributable to Thermonics. For the quarter ended September 30, 2012, orders for our Thermal, Mechanical and Electrical Products segments were $5.7 million, $1.7 million and $1.3 million, respectively, compared to $6.4 million, $2.3 million and $3.1 million for the quarter ended June 30, 2012, respectively, and $7.4 million, $2.3 million and $827,000 for the quarter ended September 30, 2011, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $1.5 million or 17%, respectively, for the quarter ended September 30, 2012, compared to $1.2 million or 10%, respectively, for the quarter ended June 30, 2012, and $4.3 million or 41%, respectively, for the quarter ended September 30, 2011.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At September 30, 2012, our backlog of unfilled orders for all products was approximately $3.2 million compared with approximately $5.2 million at June 30, 2012 and $6.1 million at September 30, 2011. Our backlog at September 30, 2012 included approximately $545,000 that was attributable to Thermonics compared with approximately $744,000 at June 30, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2012. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2012 and 2011, our OEM sales as a percentage of net revenues were 16% and 13%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011	2012	2011
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.9	47.5	55.7	51.5
Gross margin	44.1	52.5	44.3	48.5
Selling expense	12.2	12.5	12.2	11.9
Engineering and product development expense	9.3	6.9	8.3	6.6
General and administrative expense	13.4	12.4	14.5	12.8
Restructuring and other charges	0.0	0.0	1.0	0.0
Operating income	9.2	20.7	8.3	17.2
Other income	0.2	0.0	0.1	0.2
Earnings before income tax expense (benefit)	9.4	20.7	8.4	17.4
Income tax expense (benefit)	3.2	(23.6)	2.8	(7.1)
Net earnings	6.2%	44.3%	5.6%	24.5%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011

Net Revenues. Net revenues were $10.8 million for the quarter ended September 30, 2012 compared to $11.7 million for the same period in 2011, a decrease of $882,000 or 8%. Net revenues (net of intersegment sales) of our Thermal and Mechanical Products segments decreased $1.5 million or 20% and $492,000 or 16%, respectively, while the net revenues (net of intersegment sales) of our Electrical Products segment increased $1.1 million or 122% as compared to the same period in 2011. During the quarter ended September 30, 2012, the net revenues of our Thermal Products segment included $1.4 million of net revenues attributable to Thermonics. We believe the decrease in our consolidated net revenues during the third quarter of 2012 primarily reflects the factors previously discussed in the Overview.

During the quarter ended September 30, 2012, our net revenues from customers in the U.S. decreased 14% while our net revenues from foreign customers decreased 3%, respectively, as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 44% for the third quarter of 2012 compared to 53% for the same period in 2011. The decrease in gross margin was largely the result of an increase in our component material costs as a percentage of net revenues. Total component material costs represented 37% of net revenues for the third quarter of 2012 as compared to 31% for the same quarter in 2011. The increase in component material costs reflects changes in product and customer mix, primarily in our Mechanical and Electrical Products segments. For our Mechanical Products segment, a greater percentage of this segment's total net revenues for the third quarter of 2012 were generated by sales of our manipulator products and certain other distributor products which have lower margins than our docking hardware products. For our Electrical Products segment, a greater percentage of this segment's total net revenues for the third quarter of 2012 were generated by sales to OEM customers where our margins are typically lower than for similar sales to End User customers. To a lesser extent, the decrease in gross margin is also the result of an increase in our charges for excess and obsolete inventory, which increased $83,000 in absolute dollar terms during the third quarter of 2012 as compared to the same period in 2011. This increase indicates that more inventory items are falling into our standard excess and obsolete criteria in 2012, largely as a result of the continued reduced levels of demand in the ATE industry. For the quarter ended September 30, 2012, our fixed operating costs were relatively unchanged at $1.6 million. As a percentage of net revenues, these costs increased slightly from 14% of net revenues for the third quarter of 2011 to 15% of net revenues for the third quarter of 2012, reflecting that these costs were not as fully absorbed by the lower net revenue levels in the third quarter of 2012.

Selling Expense. Selling expense was $1.3 million for the third quarter of 2012 compared to $1.5 million for the same period in 2011, a decrease of $139,000 or 10%. The decrease primarily represents lower levels of commissions in our Thermal and Mechanical Products segments as a result of the lower net revenue levels in the third quarter of 2012 as compared to the third quarter of 2011.

Engineering and Product Development Expense. Engineering and product development expense was $1.0 million for the third quarter of 2012 compared to $809,000 for the same period in 2011, an increase of $197,000 or 24%. The increase in engineering and product development expense reflects higher spending on materials used in new product development projects and, to a lesser extent, an increased use of third party consultants and the hiring of additional staff in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was relatively unchanged at $1.4 million for both the third quarter of 2012 and the same period in 2011. Reductions in the level of accruals for profit based bonuses were offset by higher levels of intangible asset amortization as a result of the Thermonics acquisition, as well as increased professional fees.

Other Income. Other income was $23,000 for the third quarter of 2012 compared to $5,000 for the same period in 2011. The increase primarily represents higher levels of foreign currency transaction gains.

Income Tax Expense. For the quarter ended September 30, 2012, we recorded income tax expense of $348,000 compared to an income tax benefit of $2.8 million for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third and fourth quarters of 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Revenues. Net revenues were $35.1 million for the nine months ended September 30, 2012 compared to $37.2 million for the same period in 2011, a decrease of $2.1 million or 6%. Net revenues (net of intersegment sales) of our Thermal and Mechanical Products segments decreased $942,000 or 5% and $5.0 million or 38%, respectively, while the net revenues (net of intersegment sales) of our Electrical Products segment increased $3.9 million or 90% as compared to the same period in 2011. During the nine months ended September 30, 2012, the net revenues of our Thermal Products segment included $3.5 million of net revenues attributable to Thermonics. We believe the decrease in our consolidated net revenues during the first nine months of 2012 primarily reflects the factors previously discussed in the Overview.

During the nine months ended September 30, 2012, our net revenues from customers in the U.S. decreased 13% while our net revenues from foreign customers decreased 1% as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the change in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 44% for the first nine months of 2012 compared to 49% for the same period in 2011. The decrease in gross margin was partly the result of an increase in our component material costs as a percentage of net revenues. Total component material costs represented 37% of net revenues for the first nine months of 2012 as compared to 35% for the same period in 2011. The increase in component material costs primarily reflects changes in customer mix in our Electrical Products segments. During the first nine months of 2012, a greater percentage of this segment's total net revenues were generated by sales to OEM customers where our margins are typically lower than for similar sales to End User customers. To a lesser extent, the decrease in gross margin is also the result of an increase in our charges for excess and obsolete inventory and our fixed operating costs for the first nine months of 2012 as compared to the same period in 2011. Our charges for excess and obsolete inventory increased $244,000 in absolute dollar terms during the first nine months of 2012 as compared to the same period in 2011. This increase indicates that more inventory items are falling into our standard excess and obsolete criteria in 2012, largely as a result of the continued reduced levels of demand in the ATE industry. For the nine months ended September 30, 2012, our fixed operating costs increased $163,000 in absolute dollar terms as compared to the same period in 2011. This increase primarily reflects increased salaries and benefits expense representing increased levels of staff in our Thermal Products segment. In addition, we had higher levels of depreciation reflecting a higher fixed asset base at September 30, 2012 as compared to September 30, 2011. These increases were partially offset by decreases in facilities related costs such as rent and utilities, reflecting that we have now completed the relocation of all three of our domestic operations to smaller facilities.

Selling Expense. Selling expense was $4.3 million for the first nine months of 2012 compared to $4.4 million for the same period in 2011, a decrease of $150,000 or 3%. The decrease primarily represents lower levels of commissions in our Mechanical Products segment as a result of the lower net revenue levels in the first nine months of 2012 as compared to the same period in 2011. This decrease was partially offset by increases in advertising expense in our Mechanical and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $2.9 million for the first nine months of 2012 compared to $2.4 million for the same period in 2011, an increase of $466,000 or 19%. The increase in engineering and product development expense reflects higher spending on materials used in new product development projects and an increase in the use of third party consultants, primarily in our Thermal Products segment, and the hiring of additional staff in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was $5.1 million for the first nine months of 2012 compared to $4.7 million for the same period in 2011, an increase of $353,000 or 7%. During the first nine months of 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics which was completed on January 16, 2012; there were no similar costs recorded in the first nine months of 2011. In addition, amortization expense related to our intangible assets increased $269,000 during the first nine months of 2012 as compared to the same period in 2011. This increase represents amortization of the intangible assets acquired as a part of the Thermonics transaction. These increases were partially offset by a decrease in accruals for profit-related bonuses in our Corporate, Mechanical Products and Thermal Products segments, reflecting the lower level of net earnings in the first nine months of 2012 as compared to the same period of 2011.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first nine months of 2012; there were no similar charges for the first nine months of 2011. The restructuring and other charges recorded during the first quarter of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Other Income. Other income was $36,000 for the first nine months of 2012 compared to other income of $71,000 for the same period in 2011. During the first nine months of 2011, we recorded a gain on sale of property and equipment; there was no similar gain recorded during the first nine months of 2012.

Income Tax Expense. For the nine months ended September 30, 2012, we recorded income tax expense of $980,000 compared to an income tax benefit of $2.6 million for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. During the past several years, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third and fourth quarters of 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our current assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2012 was $4.8 million compared to $5.8 million for the same period in 2011. The decrease in net cash provided by operations reflects in part the lower level of net earnings in the first nine months of 2012 as compared to 2011. During the first nine months of 2012, we recorded deferred income tax expense of $489,000. In contrast, as previously discussed, during the third quarter of 2011, we reversed $2.9 million of the valuation allowance that had been recorded against our deferred tax assets in prior periods. Adjusted to eliminate the impact of the Thermonics acquisition, inventories decreased $926,000 during the first nine months of 2012 compared to an increase of $1.2 million during the same period in 2011, and accounts receivable decreased $465,000 during the first nine months of 2012 compared to an increase of $601,000 during the same period in 2011. These decreases primarily reflect the reduced business activity in our Thermal and Mechanical Products segments in 2012 as compared to 2011. Customer deposits decreased $239,000 during the first nine months of 2012 compared to an increase of $341,000 during the same time period in 2011. Depreciation and amortization was $696,000 for the first nine months of 2012 compared to $304,000 for the same period in 2011. The increase in 2012 as compared to 2011 primarily reflects higher levels of depreciation and amortization related to fixed assets and intangible assets acquired as a part of the Thermonics transaction completed in January 2012.

During the first nine months of 2012, we paid $3.8 million to acquire Thermonics, as discussed further in the Overview and in Note 3 to our consolidated financial statements. We have no significant commitments for capital expenditures for the balance of 2012, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of September 30, 2012, we had cash and cash equivalents of $14.7 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2012, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2011 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	November 14, 2012	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2012	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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