Form 10-K
period 2012-12-31
INTEST CORP
filed 2013-03-29
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2012 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), was: $26,606,021.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2013, was 10,450,178.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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
    indications of a change in the industry cycles in the integrated circuit, or IC, and automatic test equipment, or ATE, industries or other industries we serve;
    developments and trends in the IC and ATE industries;
    the success of our strategy to diversify our business by entering markets outside the IC and ATE industries, including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries;
    the possibility of future acquisitions or dispositions;
    costs associated with the implementation of new SEC regulations;
    the development of new products and technologies by us or our competitors;
    the availability of materials used to manufacture our products;
    the availability of and retention of key personnel;
    general economic conditions both domestically and globally;
    net revenues generated by foreign subsidiaries;
    effects of exchange rate fluctuations;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of mechanical, thermal and electrical products that are used by semiconductor manufacturers in conjunction with ATE, in the testing of ICs. In addition, in recent years we have marketed our thermal products in industries outside the ATE industry, such as the automotive, aerospace and telecommunications industries. Our high performance products are designed to enable our customers to improve the efficiency of their test processes and, consequently, their profitability. We sell our products worldwide. Within the ATE industry, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and through leading ATE manufacturers. In industries outside the ATE industry, we sell our products directly to the end user of the product. Our largest customers include Avago Technologies Limited, Emerson Electric Co., Hakuto Co. Ltd., Intel Corporation, NXP Semiconductors N.V., PDF Solutions, Inc., Raytheon Company, Samsung Electronics Co., Ltd., Teradyne, Inc. and Texas Instruments Incorporated.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We manage our business as three product segments, as more fully discussed under "Our Segments" below, which consist of our Thermal Products, Mechanical Products and Electrical Products segments.

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

Demand for new ATE and related equipment depends upon several factors, including the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the evolutionary changes in IC technologies included the shift to 300 mm wafers in production, system-on-a-chip, or SOC, where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production but also to handle the more sophisticated testing requirements of ICs.

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

Testers range in price from approximately $100,000 to over $2.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads (typically one or two) with which each tester is configured. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

Test head manipulators, also referred to as positioners, facilitate the movement of the test head to the electronic device handler. Docking hardware mechanically connects the test head to the wafer prober or handler. Tester interface products provide the electrical connection between the test head and the wafer or packaged IC. Traditionally, temperature management products are used in back-end test to allow a manufacturer to test packaged ICs under the extreme temperature conditions in which the IC may be required to operate. However, we believe that temperature-controlled testing will be an increasingly important part of front-end wafer testing as more parameters traditionally tested in back end-test are moved to front-end test.

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

Cost Reduction Through Increased Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective, such as the trend to use massive parallel test, in which semiconductor manufacturers test multiple ICs on the wafer simultaneously. We believe that this factor will lead to more front-end, wafer-level testing.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of industries to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, have significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics products provide a range of precision temperature forcing systems used throughout various industries to verify the performance of products at a range of temperatures.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2012, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service offices in the U.S., U.K., Germany and Singapore. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2012 and 2011 approximately $6.6 million or 15% and $12.6 million or 27%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

Providing Technologically Advanced Solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff is continually engaged in developing new and improved products and manufacturing processes.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. In particular, the acquisitions of Temptronic in 2000, Sigma acquisition in 2008, and Thermonics acquisition in 2012, provided access to markets that are less sensitive to cyclicality than the ATE market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the ATE market.

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

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products. Our Thermal Products segment consists of our subsidiaries in Mansfield, Massachusetts (Temptronic Corporation, Sigma Systems Corp. and Thermonics, Inc.), Germany (inTEST Thermal Solutions GmbH), and Singapore (inTEST Pte Ltd.). Our Mechanical Products segment consists of our manufacturing operation in Mt. Laurel, New Jersey. Our Electrical Products segment consists of our subsidiary in Freemont, California (inTEST Silicon Valley Corporation).

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

Thermal Products

Our thermal products are sold into the environmental test market encompassing a wide variety of industries including the ATE, automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. Our thermal products enable a manufacturer to test semiconductor wafers and ICs, electronic components and assemblies, mechanical assemblies and electromechanical assemblies. These products provide the ability to characterize and stress test a variety of materials over extreme and variable temperature conditions that can occur in actual use.

ThermoStream(R) Products: Our ThermoStream(R) products are used in the semiconductor industry as a stand-alone temperature management tool, or in a variety of electronic test applications as part of our MobileTemp systems. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -100 degrees Celsius to as high as +300 degrees Celsius within 1.0 degree Celsius of accuracy. As a stand-alone tool, ThermoStreams(R) provide a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and other devices.

Our MobileTemp Series combines our ThermoStream(R) products with our family of exclusive, high-speed ThermoChambers to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp Systems are designed specifically for small thermal-mass applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic and oil field service industries testing such things as electronic sub-assemblies, sensor assemblies, and printed circuit boards.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. ThermoStream(R) and MobileTemp products range in price from approximately $15,000 to $50,000.

Sigma has significantly broadened our product line and provided access to a wide array of market applications. Sigma products are used to test or condition products in almost every market, including food, electronic test, and material test, to name a few.

ThermoChambers: Our chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as from -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are priced from $15,000 to $150,000.

Thermal Platforms: Our platforms are available in surface sizes ranging from 7.2 square inches to 396 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning and testing devices with a flat surface. Platforms are available with temperature ranges as broad as -100 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are priced from $6,500 to $65,000.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

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

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These products range in price from approximately $7,000 to $40,000.

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
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

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

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly houses, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, consumer electronics, defense/aerospace, energy and telecommunications products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

Texas Instruments Incorporated accounted for 14% and 12% of our consolidated net revenues in 2012 and 2011, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47% and 49% of our net revenues in 2012 and 2011, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers in 2012 include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Avago Technologies	Teradyne, Inc.	Emerson Electric Co.
Intel Corporation		Hakuto Co. Ltd
NXP Semiconductors		Raytheon Company
PDF Solutions
Samsung Electronics
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2012, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and California. In February 2011, we relocated our Thermal Products segment's manufacturing operations from Sharon, Massachusetts to a new, smaller facility in Mansfield, Massachusetts. In January 2011, we relocated our Mechanical Products segment manufacturing operations and our corporate offices from Cherry Hill, New Jersey to a new, smaller facility in Mt. Laurel, New Jersey. In March 2012, we relocated our Electrical Products segment's manufacturing operations from San Jose, California to a new, smaller facility in Fremont, California. The consolidation and relocations of manufacturing operations were done to reduce our fixed operating costs and streamline operations as more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our California facility obtained ISO 9001:2000 certification. Neither our New Jersey nor our California facility have completed their 2009 ISO audits due to the loss of most of our internal ISO auditors in our reductions in force. As a result, we are no longer ISO 9001 certified, although we continue to employ all the practices embodied in this standard. Our Massachusetts facility completed ISO 9001:2000 certification in November 2004 and upgraded to ISO 9001:2008 in November 2009.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2012, we employed a total of 25 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.9 million in 2012 and $3.2 million in 2011 on engineering and product development, respectively.

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

As of December 31, 2012, we held 45 active U.S. patents and had 16 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2013 and extending through 2030. During 2012, two U.S. patents were issued and we had seven U.S. patents expire. We do not believe that the expiration of these patents or the upcoming expiration of certain of our patents in 2013 will have a material impact on our business. Our acquisition of Thermonics during 2012 provided one additional active patent, which is included in these totals. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

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

Our principal competitor for Thermostream products is FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Advanced Temperature Systems GmbH and Espec Corp. Our principal competitors for environmental chambers are Thermotron Industries, Cincinnati Sub-Zero Products, Inc. and Espec Corp. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for manipulator products are Esmo AG and Reid-Ashman Manufacturing. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturers Advantest Corporation and Teradyne (who are also our customers) on the sale of docking hardware and manipulators.

Our principal competitors for tester interface products are Reid-Ashman Manufacturing, Esmo AG and Integrated Test Corporation.

BACKLOG

At December 31, 2012, our backlog of unfilled orders for all products was approximately $4.2 million compared with approximately $4.0 million at December 31, 2011. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2013. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2012, we had 131 full time employees, including 63 in manufacturing operations, 47 in customer support/operations and 21 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1.    BUSINESS (Continued)

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

Demand for our products and our operating results have in the past been negatively affected by sudden downturns in the global economies and the resulting reduction in customer capital investment. Such conditions deteriorated significantly in many countries and regions in late 2008 and throughout 2009. While economic conditions began to improve during late 2009 in many countries and regions, they still remain below historical levels and may remain depressed for the foreseeable future. In the last several years, political instability in Europe, the Middle East and North Africa has negatively affected global financial markets. In the past, these uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties may continue to depress future sales of our products and services.

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
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1A. RISK FACTORS (Continued)

We seek to further diversify the markets for our thermal products in order to increase the proportion of our sales attributable to industries which are less subject to cyclicality than the semiconductor industry. If we are unable to do so, our future performance will remain substantially exposed to the fluctuations of the cyclicality of the semiconductor industry.

In recent years, we began selling our thermal products in industries outside of the semiconductor industry, including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. Our sales to these non-semiconductor industries were $6.6 million or 15% of our consolidated net revenues in 2012 compared to $12.6 million or 27% of our net revenues in 2011. Our goal is to increase our sales into these and other non-semiconductor industries; however, in most cases, the expansion of our thermal product sales into these new markets has just begun, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. If we are unable to expand our sales in non-semiconductor industries, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor industry.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

Texas Instruments Incorporated accounted for 14% and 12% of our consolidated net revenues in 2012 and 2011, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47% and 49% of our net revenues in 2012 and 2011, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1A. RISK FACTORS (Continued)

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1A. RISK FACTORS (Continued)

and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

If our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings.

Certain components may be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work and there are not always multiple suppliers capable of performing such custom work on a timely or cost effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

New regulations related to conflict minerals may adversely affect us.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in our products. This new requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there will be additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. As a result, we may be unable to certify that our products are conflict mineral free.

We may experience significant variability in our effective tax rates and may have exposure to additional tax liabilities and costs.

We are subject to paying income taxes in the US and various other countries in which we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue entities in the US and other countries. We are also subject to tax audits in the countries where we operate. Any material assessment resulting from an audit from an administrative tax or revenue entity could negatively affect our financial results.

New statutory and regulatory requirements, tax increases and changes in government spending could adversely affect our operating results.

In recent years, the Federal government launched an aggressive statutory and regulatory agenda with the goal of enacting social and economic reforms.  This agenda includes health care reform legislation and financial system regulatory reform, as well as proposed climate change and other environmental legislation and regulations. In addition, the Federal and many state and local governments are faced with budget crises that are causing these bodies to consider enacting significant tax increases, reducing or eliminating the use of net operating loss carryforwards and making significant budget cuts.  It is uncertain how the applicable government agencies will enact the regulations necessary to carry out the statutory requirements.  Accordingly, we cannot determine the costs and other effects of new legal requirements with certainty.  For example, new legislation or regulations may cause us to experience increased costs as a direct result of our compliance efforts.  At this point, we are unable to determine the impact that newly enacted federal healthcare legislation could have on our employer-sponsored medical plans. We may also indirectly experience increased costs to the extent such legal requirements increase the prices of goods and services that we purchase as a result of increased compliance costs to the vendors who provide these goods and services to us or the reduced availability of raw materials that we need to purchase.  In addition, we cannot determine the impact that new

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1A. RISK FACTORS (Continued)

legal requirements, tax increases or state and local government spending cuts will have on the business operations of our customers, where significant increases in operating costs due to the costs to comply with new legal requirements or tax increases may reduce their future product development and capital spending budgets. Our revenues and results of operations may be adversely affected by these new legal requirements and government actions.

If we do not continue to retain the services of key personnel, relationships with, and sales to, some of our customers could suffer, which could have a negative effect on our business.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees. During the 2009 global economic recession, in response to the significant operating losses we sustained and in an effort to conserve cash, we implemented workforce reductions, temporary salary reductions and furloughs, reduced or eliminated certain employee benefits and closed facilities. These actions had a negative impact on overall employee morale. When business conditions subsequently improved, we eliminated all furloughs and restored employee salaries and benefits that were eliminated. In addition, due to improvements in our profitability, we were able to provide salary increases to all of our employees in both 2011 and 2010 after not providing salary increases for several years. During 2012, due to operating losses in our Mechanical Products segment, we did not provide salary increases to most of the employees of this segment; however, we did provide salary increases for all employees in our other two product segments. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries and maintain employee benefits which have been previously reduced or eliminated, we may not be able to retain our senior management and other key employees. Our business could suffer if we are unable to retain one of more of our senior officers or other key employees.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2013 and 2030, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 1A. RISK FACTORS (Continued)

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 11% and 16% of consolidated net revenues in 2012 and 2011, respectively. Net revenues from foreign customers totaled $27.5 million, or 63% of consolidated net revenues in 2012 and $28.1 million, or 59% of consolidated net revenues, in 2011. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
    political and economic instability in foreign countries;
    the imposition of financial and operational controls and regulatory restrictions by foreign governments;
    the need to comply with a wide variety of U.S. and foreign import and export laws;
    local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act (FCPA) and other anti-corruption laws and regulations;
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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2012, we leased 7 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2012:
Location at December 31, 2012	Lease Expiration	Approx. Square Footage	Principal Uses
Mt. Laurel, NJ	4/21	54,897	Corporate headquarters and Mechanical Products segment operations.
Mansfield, MA	8/21	52,700	Thermal Products segment operations.
Fremont, CA	9/17	15,746	Electrical Products segment operations.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 2.   PROPERTIES (Continued)

We relocated out Electrical Products segment's design, manufacturing, services and sales operation from our San Jose, California facility, to a 15,746 square foot facility located in Freemont, California in March 2012. The lease expires in September 2017. All of our facilities have space to accommodate our needs for the foreseeable future.

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

	Sales Price
2012	High	Low
First Quarter	$3.85	$2.74
Second Quarter	3.97	3.13
Third Quarter	3.64	2.28
Fourth Quarter	3.03	2.31

2011
First Quarter	$4.67	$2.56
Second Quarter	4.33	3.19
Third Quarter	3.84	2.50
Fourth Quarter	2.88	2.13

On March 15, 2013, the closing price for our common stock as reported on the NASDAQ Capital Market was $3.00. As of March 15, 2013, we had 10,450,178 shares outstanding that were held of record by approximately 750 beneficial and record holders.

On December 3, 2012, the Board of Directors declared a one-time special dividend of $0.08 per share paid on December 17, 2012 to stockholders of record at the close of business on December 10, 2012. Payment of any future dividends will be at the discretion of our Board of Directors.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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
	Years Ended December 31,
	2012	2011	2010	2009	2008
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$43,376	$47,266	$46,204	$23,499	$38,790
Gross margin	19,059	22,893	22,145	7,813	13,785
Operating income (loss)	2,996	7,578	7,350	(5,046)	(9,440)
Net earnings (loss)	2,156	9,863	7,252	(4,843)	(9,133)
Net earnings (loss) per common share:
Basic	$0.21	$0.97	$0.72	$(0.49)	$(0.97)
Diluted	$0.21	$0.96	$0.72	$(0.49)	$(0.97)
Weighted average common shares outstanding :
Basic	10,273	10,148	10,019	9,975	9,465
Diluted	10,347	10,286	10,142	9,975	9,465

	As of December 31,
	2012	2011	2010	2009	2008
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$15,576	$13,957	$ 6,895	$ 2,647	$ 7,137
Working capital	21,000	19,759	11,793	6,252	10,680
Total assets	32,399	31,237	21,408	15,144	20,492
Long-term debt, net of current portion	-	-	-	1,144	1,526
Total stockholders' equity	27,820	26,199	16,104	8,594	13,467

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
FOR THE YEAR ENDED DECEMBER 31, 2012

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, we market our Thermostream temperature management systems in industries outside semiconductor test, such as the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE industry, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors, and (v) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale). These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location to which the goods are shipped).

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Years Ended December 31,
Net revenues from unaffiliated customers:	2012	2011
Thermal Products	$24,307	$26,942
Mechanical Products	9,916	15,208
Electrical Products	9,165	5,151
Intersegment sales	(12)	(35)
	$43,376	$47,266
Intersegment sales:
Thermal Products	$ -	$ -
Mechanical Products	12	7
Electrical Products	-	28
	$12	$35
Net revenues from unaffiliated customers (net of intersegment sales):
Thermal Products	$24,307	$26,942
Mechanical Products	9,904	15,201
Electrical Products	9,165	5,123
	$43,376	$47,266
Net revenues from unaffiliated customers:
U.S.	$15,915	$19,165
Foreign	27,461	28,101
	$43,376	$47,266

Our consolidated net revenues for the year ended December 31, 2012 decreased $3.9 million or 8% as compared to 2011. This decrease consisted of a $2.6 million or 10% decline in the net revenues (net of intersegment sales) of our Thermal Products segment and a $5.3 million or 35% decline in the net revenues (net of intersegment sales) of our Mechanical Products segment. These declines were partially offset by an increase of $4.0 million or 79% in the net revenues (net of intersegment sales) of our Electrical Products segment. During the year ended December 31, 2012, the net revenues of our Thermal Products segment included $4.7 million of net revenues attributable to Thermonics, Inc. ("Thermonics"), which we acquired on January 16, 2012 as discussed further under "Acquisition" below. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues (net of intersegment sales) of our Thermal Products segment for 2012 would have decreased $7.3 million or 27% as compared to 2011. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $6.6 million or 15%, respectively, for the year ended December 31, 2012, compared to $12.6 million or 27%, respectively, for the year ended December 31, 2011. Adjusted to eliminate the impact of the net revenues attributable to Thermonics, the net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $6.6 million or 17%, respectively, for the year ended December 31, 2012.

We believe the decline in the level of net revenues of our Thermal Products segment in 2012 as compared to 2011 reflects in part that this segment, which has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry, was impacted in 2012 by the decline in demand in the ATE industry which we began to see impacting our Mechanical Products segment during the second quarter of 2011. In addition, our Thermal Products segment sells to industries outside of the ATE industry. This diversification has, in the past, helped to balance the impact of changing levels of demand in the ATE industry. However, in 2012, we experienced weakened levels of demand in certain of these industries as well, which contributed to the overall level of decrease experienced by this product segment in 2012 as compared to 2011. During the fourth quarter of 2012, we began to see some improvement in demand within the Thermal Products segment resulting in an increase of approximately $763,000 or 13% in orders for the fourth quarter of 2012 as compared to the third quarter of 2012. We cannot be certain that this trend will continue.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe the decline in the level of net revenues in our Mechanical Products segment in 2012 as compared to 2011 primarily reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for this segment during the second quarter of 2011. This decline in demand was partially offset by increased demand during the first quarter of 2012 from a major customer that recently completed an acquisition and, as a result, had higher than typical demand for certain of our equipment as a part of the process of integrating its post-acquisition operations. This same customer also purchases products from our Electrical Products segment, and we believe this also is responsible for a portion of the increase in the net revenues of our Electrical Products segment during 2012 as compared to 2011. We also attribute the increase in the net revenues of our Electrical Products segment to a significant increase in demand from another customer. However, the level of demand from this OEM customer weakened significantly during the second half of 2012 which resulted in a decline in the net revenues of our Electrical Products segment in the fourth quarter of 2012 as compared to the third quarter of 2012 and which we expect will continue to impact the level of net revenues of this segment in the first quarter of 2013.

Total consolidated orders for the year ended December 31, 2012 were $42.8 million compared to $45.2 million for 2011. Orders for 2012 included $4.2 million attributable to Thermonics. For the year ended December 31, 2012, orders for our Thermal, Mechanical and Electrical Products segments were $23.8 million, $9.5 million and $9.4 million, respectively, compared to $26.8 million, $13.3 million and $5.1 million for 2011, respectively. Orders from customers in various industries outside the ATE industry were $6.3 million or 15% of total consolidated orders for the year ended December 31, 2012 compared to $13.2 million or 29% of total consolidated orders for the year ended December 31, 2011. We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At December 31, 2012, our backlog of unfilled orders for all products was approximately $4.2 million compared with approximately $4.0 million at December 31, 2011. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2013. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Acquisition

On January 16, 2012, Temptronic Corporation acquired substantially all of the assets and certain liabilities of Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc., pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business has broadened the product line of inTEST's thermal products division. The purchase price for the assets was approximately $3.8 million in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations. For further discussion of the acquisition, see Note 3 to our consolidated financial statements.

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and sell to our customers. The gross margin on each product we offer is affected by a number of factors including the amount of intellectual property (such as patents) utilized in the product, the number of units ordered by the customer at one time, and the amount of inTEST designed and fabricated material included in our product compared with the amount of third-party designed and fabricated material included in our product. The weight of each of these factors, as well as the current market conditions, determines the ultimate sales price we can obtain for our products and the resulting gross margin.

The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2012 and 2011, our OEM sales as a percentage of net revenues were 16% and 12%, respectively, and our sales of thermal products in other industries outside the ATE industry as a percentage of net revenues were 15% and 27%, respectively

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We have also continued to experience demands from our OEM customers' supply line managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will continue to reduce our gross and operating margins.

Results of Operations

The results of operations for our three product segments are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive and obscure any unique factors that affected the results of operations of our different product segments. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

The following table sets forth, for the periods indicated, the principal items included in the Consolidated Statements of Operations as a percentage of total net revenues.
	Percentage of Net Revenues Years Ended December 31,
	2012	2011
Net revenues	100.0%	100.0%
Cost of revenues	56.1	51.6
Gross margin	43.9	48.4
Selling expense	12.5	12.1
Engineering and product development expense	9.0	6.8
General and administrative expense	14.8	13.5
Restructuring and other charges	0.7	-
Operating income	6.9	16.0
Other income	0.1	0.2
Earnings before income tax expense (benefit)	7.0	16.2
Income tax expense (benefit)	2.0	(4.7)
Net earnings	5.0%	20.9%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Revenues. Net revenues were $43.4 million for the year ended December 31, 2012 compared to $47.3 million for the same period in 2011, a decrease of $3.9 million or 8%. This decrease consisted of a $2.6 million or 10% decline in the net revenues (net of intersegment sales) of our Thermal Products segment and a $5.3 million or 35% decline in the net revenues (net of intersegment sales) of our Mechanical Products segment. These declines were partially offset by an increase of $4.0 million or 79% in the net revenues (net of intersegment sales) of our Electrical Products segment. During the year ended December 31, 2012, the net revenues of our Thermal Products segment included $4.7 million of net revenues attributable to Thermonics. We believe the decrease in our consolidated net revenues during 2012 primarily reflects the factors previously discussed in the Overview.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the year ended December 31, 2012, our net revenues from customers in the U.S. decreased 17% while our net revenues from foreign customers decreased 2%, respectively, as compared to the same period in 2011. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 44% for the year ended December 31, 2012 compared to 48% for the same period in 2011. The decrease in gross margin was largely the result of an increase in our component material costs as a percentage of net revenues combined with an increase in our fixed operating expenses, both in absolute dollar terms and as a percentage of net revenues. Total component material costs represented 36% of net revenues for 2012 compared to 34% for the same period in 2011. The increase in component material costs as a percentage of net revenues primarily reflects changes in customer mix in our Electrical Products segments. For 2012, a greater percentage of this segment's total net revenues were generated by sales to OEM customers where our margins are typically lower than for similar sales to End User customers. For 2012, our fixed operating costs increased $165,000 in absolute dollar terms. As a percentage of net revenues, these costs increased from 14% of net revenues in 2011 to 16% of net revenues in 2012, reflecting in part that these costs were not as fully absorbed due to the lower net revenue levels in 2012. The increase in the absolute dollar value of these costs primarily represents higher levels of depreciation as a result of a higher asset base at December 31, 2012 compared to December 31, 2011, and an increase in salary and benefits expense as a result of an increase in the number of staff in our Thermal Products segment. These increases were partially offset by decreases in facilities related costs such as rent and utilities, reflecting that we have now completed the relocation of all three of our domestic operations to smaller facilities. To a lesser extent, the decrease in gross margin is also the result of an increase in our charges for excess and obsolete inventory in our Mechanical and Electrical Products segments, which increased $285,000 in absolute dollar terms during 2012 as compared to the same period in 2011. This increase indicates that more inventory items are falling into our standard excess and obsolete criteria in 2012, largely as a result of the continued reduced levels of demand in the ATE industry.

Selling Expense. Selling expense was $5.4 million for the year ended December 31, 2012 compared to $5.7 million for the same period in 2011, a decrease of $283,000 or 5%. The decrease primarily represents lower levels of commissions in our Mechanical Products segment as a result of the lower net revenue levels in 2012 as compared to 2011. Although our Thermal Products segment also recorded lower net revenue levels in 2012 as compared to 2011, changes in product and customer mix resulted in a similar level of commission expense being recorded in both 2012 and 2011 by this product segment.

Engineering and Product Development Expense. Engineering and product development expense was $3.9 million for year ended December 31, 2012 compared to $3.2 million for the same period in 2011, an increase of $655,000 or 20%. The increase in engineering and product development expense reflects higher spending on materials used in new product development projects and an increased use of third party consultants primarily in our Thermal Products segment, and, to a lesser extent, the hiring of additional staff in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was relatively unchanged at $6.4 million for both the year ended December 31, 2012 and the same period in 2011. During 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics which was completed on January 16, 2012, compared with $148,000 of acquisition costs recorded during 2011 related to this transaction. In addition, amortization expense related to our intangible assets increased $341,000 during 2012 as compared to 2011. This increase represents amortization of the intangible assets acquired as a part of the Thermonics transaction. These increases were partially offset by a decrease in accruals for profit-related bonuses in our Corporate, Mechanical Products and Thermal Products segments, reflecting the lower level of net earnings in 2012 as compared to 2011.

Restructuring and Other Charges. Restructuring and other charges were $313,000 for the year ended December 31, 2012; there were no similar charges for the same period in 2011. The restructuring and other charges recorded during 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Other Income. Other income was $57,000 for the year ended December 31, 2012 compared to $81,000 for the same period in 2011, a decrease of $24,000. During 2011, we recorded a gain on sale of property and equipment; there was no similar gain recorded during 2012.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense (Benefit). For the year ended December 31, 2012, we recorded income tax expense of $897,000 compared with an income tax benefit of $2.2 million for the same period in 2011. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Several years ago, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During the third and fourth quarters of 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

Liquidity and Capital Resources

Net cash provided by operations for the year ended December 31, 2012 was $6.6 million compared to $7.8 million for the same period in 2011. The decrease in net cash provided by operations primarily reflects the lower level of net earnings in 2012 as compared to 2011. During 2012, we recorded deferred income tax expense of $443,000; in contrast, during 2011, we recorded a $2.5 million deferred tax benefit, primarily as a result of the aforementioned reversal of $3.1 million of the valuation allowance that had been recorded against our deferred tax assets in prior periods. Adjusted to eliminate the impact of the Thermonics acquisition, accounts receivable decreased $1.9 million during 2012 compared to a decrease of $24,000 during 2011, and inventories decreased $948,000 during 2012 compared to an increase of $809,000 during 2011. The level of decrease in both accounts receivable and inventory during 2012 primarily reflect the reduced business activity in our Thermal and Mechanical Products segments in 2012 as compared to 2011. Deferred revenue and customer deposits decreased $171,000 during 2012 compared to an increase of $341,000 during 2011 reflecting the timing of the recognition of the related revenue. Depreciation and amortization was $933,000 for the year ended December 31, 2012 compared to $394,000 for the same period in 2011. The increase in 2012 as compared to 2011 primarily reflects higher levels of depreciation and amortization related to fixed assets and intangible assets acquired as a part of the Thermonics transaction completed in January 2012.

During 2012, we paid $3.8 million to acquire Thermonics, as discussed further in the Overview and in Note 3 to our consolidated financial statements. Adjusted to eliminate the impact of the Thermonics transaction, during 2012 we acquired $431,000 of property and equipment, primarily representing rental units capitalized by our Thermal Products segment's German operation and leasehold improvements and other equipment for our Electrical Products segment which relocated to a smaller facility during 2012. We have no significant commitments for capital expenditures for 2013, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate. During 2012, we paid a single, special cash dividend to our stockholders in the aggregate amount of $834,000.

As of December 31, 2012, we had cash and cash equivalents of $15.6 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any available credit facilities under which we can borrow to help fund our working capital requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

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

Inventory Valuation

Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional charges for excess and obsolete inventory are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The charges for excess and obsolete inventory that we record establish a new cost basis for the related inventory. In 2012, we recorded an inventory obsolescence charge for excess and obsolete inventory of $688,000.

Goodwill, Intangible and Long-Lived Assets

Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Factors we consider important which could indicate impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the asset or the strategy for our overall business and significant negative industry or economic trends. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. During the goodwill impairment assessment, we perform a Step I test to identify potential impairment, in which the fair value of a reporting unit is compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. As of December 31, 2012, goodwill was $1.7 million. During 2012, we did not record any impairment charges related to our goodwill.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2012, indefinite-lived intangible assets were $510,000. During 2012, we did not record any impairment charges related to our indefinite-lived intangible assets.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2012, finite-lived intangibles and long-lived assets were $2.9 million. During 2012, we did not record any impairment charges related to our long-lived assets.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. Several years ago, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During 2011, we reversed $3.1 million of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in both 2011 and 2010 and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate. As of December 31, 2012, we had a net deferred tax asset of $2.0 million.

Product Warranty Accrual

In connection with the accrual of warranty costs associated with our products, we make assumptions about the level of product failures that may occur in the future. These assumptions are primarily based upon historical claims experience. Should the rate of future product failures significantly differ from historical levels, our accrued warranty reserves would need to be adjusted, and the amount of the adjustment could be material. At December 31, 2012, accrued warranty was $197,000 and is included in Other Current Liabilities on our balance sheet. During 2012, we recorded charges related to product warranty of $57,000.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
FOR THE YEAR ENDED DECEMBER 31, 2012

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 9A.  CONTROLS AND PROCEDURES (Continued)

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as such an attestation is not required pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2013, or, if our proxy statement is not filed on or before April 30, 2013, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2013, or, if our proxy statement is not filed on or before April 30, 2013, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2013, or, if our proxy statement is not filed on or before April 30, 2013, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2012:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	219,000	$3.17	190,000
Equity compensation plans not approved by security holders	-	-	-
Total	219,000	$3.17	190,000
(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2013, or, if our proxy statement is not filed on or before April 30, 2013, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2013, or, if our proxy statement is not filed on or before April 30, 2013, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 29, 2013

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2013

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 29, 2013

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 29, 2013

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 29, 2013

/s/ William Kraut William Kraut, Director	March 29, 2013

/s/ James W. Schwartz James W. Schwartz, Esq., Director	March 29, 2013

Index to Exhibits

Exhibit Number	Description of Exhibit
2

Asset Purchase Agreement dated December 9, 2011 by and among Temptronic Corporation, Test Enterprises, Inc., James C. Kufis and Carollyn M. Kufis, Trustees of the Kufis Family Trust Dated November 9, 1990, and any amendments thereto, and James C. Kufis. (1)

3.1	Certificate of Incorporation. (2)
3.2	Bylaws. (3)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (4)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (5)
10.3	Lease Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (6)
10.4	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (6)
10.5	inTEST Corporation Amended and Restated 1997 Stock Plan. (7)(*)
10.6	inTEST Corporation 2007 Stock Plan. (8)(*)
10.7	Form of Restricted Stock Grant. (9)(*)
10.8	Form of Stock Option Grant - Director. (9)(*)
10.9	Form of Stock Option Grant - Officer. (9)(*)
10.10	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (10)(*)
10.11	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (10)(*)
10.12	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (11)(*)
10.13	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (11)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (12)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (12)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham. (12)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (12)(*)
10.18	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics. (13)
21	Subsidiaries of the Company.
23	Consent of McGladrey LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2011, File No. 000-22529, filed March 30, 2012, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 30, 2007, File No. 000-22529, filed November 5, 2007, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(5	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(8)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MCGLADREY LLP

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGLADREY LLP

Blue Bell, Pennsylvania
March 29, 2013

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2012        2011
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $15,576    $13,957
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $195, respectively                  5,501      6,189
  Inventories                                                         3,135      3,896
  Deferred tax assets                                                 1,004        453
  Prepaid expenses and other current assets                             363        302
     Total current assets                                            25,579     24,797
Property and equipment:
  Machinery and equipment                                             3,948      3,585
  Leasehold improvements                                                591        514
     Gross property and equipment                                     4,539      4,099
  Less: accumulated depreciation                                     (3,289)    (2,965)
     Net property and equipment                                       1,250      1,134

Deferred tax assets                                                   1,034      2,028
Goodwill                                                              1,706      1,656
Intangible assets, net                                                2,194        942
Restricted certificates of deposit                                      450        500
Other assets                                                            186        180
     Total assets                                                   $32,399    $31,237
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,041    $ 1,031
  Accrued wages and benefits                                          1,562      1,795
  Accrued sales commissions                                             348        493
  Accrued rent                                                          529        407
  Accrued professional fees                                             385        451
  Deferred revenue and customer deposits                                255        425
  Other current liabilities                                             459        436
     Total current liabilities                                        4,579      5,038

Commitments and Contingencies (Notes 11,12,14 and 16)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,453,255 and 10,463,255 shares issued, respectively              105        105
  Additional paid-in capital                                         26,030     26,035
  Retained earnings (accumulated deficit)                               636      (686)
  Accumulated other comprehensive earnings                            1,253      1,217
  Treasury stock, at cost; 33,077 and 76,328 shares, respectively      (204)      (472)
     Total stockholders' equity                                      27,820     26,199

     Total liabilities and stockholders' equity                     $32,399    $31,237
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2012             2011
                                                          -------          -------
Net revenues                                              $43,376          $47,266
Cost of revenues                                           24,317           24,373
      Gross margin                                         19,059           22,893

Operating expenses:
   Selling expense                                          5,425            5,708
   Engineering and product development expense              3,895            3,240
   General and administrative expense                       6,430            6,367
   Restructuring and other charges                            313                -
      Total operating expenses                             16,063           15,315

Operating income                                            2,996            7,578
Other income                                                   57               81

Earnings before income tax expense (benefit)                3,053            7,659
Income tax expense (benefit)                                  897           (2,204)

      Net earnings                                        $ 2,156          $ 9,863
                                                          =======          =======
Net earnings per common share:
  Basic                                                    $0.21            $0.97
  Diluted                                                  $0.21            $0.96
Weighted average common shares outstanding:
  Basic                                                 10,273,377       10,147,708
  Diluted                                               10,347,077       10,285,621

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2012             2011
                                                          -------          -------
Net earnings                                              $ 2,156          $ 9,863

Foreign currency translation adjustments                       36             (94)

Comprehensive earnings                                    $ 2,192          $ 9,769
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                               Retained     Accumulated
                                   Common Stock   Additional   Earnings        Other                  Total
                                -----------------  Paid-In   (Accumulated  Comprehensive  Treasury Stockholders'
                                  Shares   Amount  Capital     Deficit)       Earnings     Stock      Equity
                                ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2011        10,464,505  $ 105   $25,973    $(10,549)      $1,311      $  (736)     $16,104

Net earnings                             -      -         -       9,863            -            -        9,863
Other comprehensive loss                 -      -         -           -          (94)           -          (94)
Amortization of deferred
  compensation related to
  restricted stock                       -      -       146           -            -            -          146
Stock options exercised             10,000      -        30           -            -            -           30
Forfeiture of non-vested
  shares of restricted stock       (11,250)     -         -           -            -            -            -
Issuance of 42,701 shares
  to satisfy profit sharing
  expense                                -      -      (114)          -            -          264          150
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2011      10,463,255  $ 105   $26,035    $   (686)      $1,217      $  (472)     $26,199

Net earnings                             -      -         -       2,156            -            -        2,156
Cash dividends of $0.08 per
  common share                           -      -         -        (834)           -            -         (834)
Other comprehensive earnings             -      -         -           -           36            -           36
Amortization of deferred
  compensation related to
  restricted stock                       -      -       113           -            -            -          113
Forfeiture of non-vested
  shares of restricted stock       (10,000)     -         -           -            -            -            -
Issuance of 43,251 shares
  to satisfy profit sharing
  expense                                -      -      (118)          -            -          268          150
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2012      10,453,255  $ 105   $26,030    $    636       $1,253      $  (204)     $27,820
                                ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2012             2011
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 2,156          $ 9,863
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             933              394
    Provision for excess and obsolete inventory                               688              403
    Foreign exchange (gain) loss                                              (12)               3
    Amortization of deferred compensation related to restricted stock         113              146
    Profit sharing expense funded through the issuance of treasury stock      150              150
    Gain on sale of property and equipment                                      -              (48)
    Proceeds from sale of demonstration equipment, net of gain                109               94
    Deferred income tax expense (benefit)                                     443           (2,481)
    Changes in assets and liabilities:
      Trade accounts receivable                                             1,868               24
      Inventories                                                             948             (809)
      Prepaid expenses and other current assets                               (60)             126
      Restricted certificates of deposit                                       50              200
      Other assets                                                             (3)              13
      Accounts payable                                                        (67)            (640)
      Accrued wages and benefits                                             (237)              24
      Accrued sales commissions                                              (227)             (29)
      Accrued rent                                                            122              324
      Accrued professional fees                                               (66)              79
      Deferred revenue and customer deposits                                 (171)             341
      Other current liabilities                                               (92)            (316)
      Deferred rent                                                             -              (39)
                                                                          -------          -------
Net cash provided by operating activities                                   6,645            7,822
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                  (3,802)               -
  Purchase of property and equipment                                         (431)            (780)
  Proceeds from sale of property and equipment                                 19               54
                                                                          -------          -------
Net cash used in investing activities                                      (4,214)            (726)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                        (834)               -
  Proceeds from stock options exercised                                         -               30
                                                                          -------          -------
Net cash provided by (used in) financing activities                          (834)              30
                                                                          -------          -------
Effects of exchange rates on cash                                              22              (64)
                                                                          -------          -------
Net cash provided by all activities                                         1,619            7,062
Cash and cash equivalents at beginning of period                           13,957            6,895
                                                                          -------          -------
Cash and cash equivalents at end of period                                $15,576          $13,957
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   379          $   269
  Interest                                                                      8                1

Details of acquisition:
  Fair value of assets acquired                                           $ 4,026
  Liabilities assumed                                                        (274)
  Goodwill resulting from acquisition                                          50
Net cash paid for acquisition                                             $ 3,802
                                                                          =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forfeiture of non-vested shares of restricted stock                       $   (14)         $   (20)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, in recent years we have begun marketing our thermal products in industries outside the ATE industry, such as the automotive, consumer electronics, defense/aerospace, telecommunications and energy industries.

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

The semiconductor industry in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This industry is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor industry and the other industries we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the industry. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt (recovery) expense was $(8) and $48 for the years ended December 31, 2012 and 2011, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts and notes receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventories are valued on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $688 and $403 for the years ended December 31, 2012 and 2011, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to seven years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $457 and $259 for the years ended December 31, 2012 and 2011, respectively. Expenditures for maintenance and repairs are charged to operations as incurred.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2012.

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

Foreign Currency

For our foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2012 and 2011, foreign currency transaction gains (losses) were $12 and $(3), respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
	Years Ended December 31,
	2012	2011

Weighted average common shares outstanding - basic	10,273,377	10,147,708
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	73,700	137,913
Weighted average common shares outstanding - diluted	10,347,077	10,285,621
Average number of potentially dilutive securities excluded from calculation	39,209	129,217

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In July 2012, the FASB issued amendments to existing guidance on the assessment of impairment for indefinite-lived intangible assets other than goodwill. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to adopt this guidance early even if its annual test date is before the issuance of the final standard, provided that the entity has not yet issued its financial statements for the most recent annual or interim period. We plan to adopt these amendments on January 1, 2013. We do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

In February 2013, the FASB issued amendments to existing guidance on the accounting for accumulated other comprehensive income. The amendments require entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments are effective for annual and interim periods beginning after December 15, 2012. We plan to adopt these amendments on January 1, 2013. We do not expect the adoption of these amendments to have a material impact on our consolidated financial statements.

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

The purchase price for the assets was approximately $3,802 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations. In connection with this acquisition, we also signed a separate one year lease for the facility occupied by Thermonics in Sunnyvale, California. This facility is owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. We recorded a restructuring charge of $313 related to this action. See Note 5 for further detail regarding this charge.

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

For the period from January 16, 2012 to December 31, 2012, Thermonics contributed $4,692 of net revenues. We do not track net income within our Thermal Products segment by product line. As a result, the net income for Thermonics for the period from January 16, 2012 to December 31, 2012 is not available.

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
	(Unaudited) Years Ended Dec. 31,
	2012	2011
Net revenues	$43,592	$52,742
Net earnings	2,156	8,530
Diluted earnings per share	$0.21	$0.83

The proforma results for 2011 shown above include non-recurring charges of $337 which represent transaction costs related to the Thermonics acquisition and $313 which represent facility closure costs related to the relocation of Thermonics' operations.

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics in January 2012. The acquisition of Thermonics is discussed further in Note 3.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2012 are as follows:
	Sigma	Thermonics	Total
Balance - January 1, 2012	$1,656	$ -	$1,656
Acquisition of Thermonics	-	50	50
Balance - December 31, 2012	$1,656	$ 50	$1,706

Intangible Assets

The following table provides further detail about our intangible assets as of December 31, 2012 and 2011:
	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 439	$1,041
Patented technology	590	233	357
Software	270	115	155
Trade name	140	33	107
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	24	24
Total finite-lived intangible assets	2,598	914	1,684
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$ 914	$2,194

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

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our finite-lived assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of December 31, 2012:
	Estimated Useful Life	Remaining Estimated Useful Life at Dec. 31, 2012
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	21
Software	120	69
Patented technology	60	9
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	60.5
Customer backlog	3	-
Trade name	48	36.5
Patented technology	132	120.5
Non-compete/non-solicitation agreement	18	9

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the year ended December 31, 2012:
Balance - January 1, 2012	$ 432
Acquisition of Thermonics	1,728
Amortization	(476)
Balance - December 31, 2012	$1,684

Total amortization expense for the years ended December 31, 2012 and 2011 was $476 and $135, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2013	$446
2014	$355
2015	$289
2016
$229
2017
$212

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2012 and 2011, we assessed our goodwill and indefinite life intangible assets for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2012 and 2011 for the discounted cash flows were 24% and 20%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2012 and 2011, we performed a Step I test to identify potential impairment, in which the fair value of the reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 41% or $7,516 at December 31, 2012 and by 50% or $8,670 at December 31, 2011.

During the indefinite life intangible asset impairment assessment in both 2012 and 2011, we compared the fair value of our intangible assets with their carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2012 and 2011.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

In accordance with ASC Topic 350 (Intangibles - Goodwill and Other) and ASC Topic 360 (Property, Plant and Equipment), we review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During December 2012, due to continued operating losses experienced throughout 2012 in our Mechanical Products segment, we assessed the long-lived assets of this segment for impairment. Our assessment indicated that the property and equipment that is allocated to this segment was not impaired. During 2012, we did not review our Thermal and Electrical Products segment's long lived assets for impairment and during 2011, we did not review our long-lived assets in any of our segments for impairment as we determined there were no events or circumstances that indicated the need for such review.

(5)   RESTRUCTURING AND OTHER CHARGES

In connection with the acquisition of Thermonics, as discussed further in Note 3, in January 2012 we signed a separate one year lease for the facility in Sunnyvale, California occupied by Thermonics at the time of the acquisition. This facility is owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359 of facility closure costs related to this action. During the fourth quarter of 2012 we received a refund of $46 of lease termination fees paid in the first quarter due to the sale of the leased facility. As a result, our net facility closure costs related to this action were $313. These costs included lease termination fees of approximately $174 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139. Accrued restructuring and other charges are included in Other Current Liabilities on our balance sheet.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   RESTRUCTURING AND OTHER CHARGES (Continued)

Changes in our liability for restructuring and other charges for the year ended December 31, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	313
Cash payments related to facility closure costs	(359)
Refund of lease termination fees	46
Balance - December 31, 2012	$ -

(6)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 14% and 12% of our consolidated net revenues in 2012 and 2011, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. During the years ended December 31, 2012 and 2011, no other customer accounted for 10% or more of our consolidated net revenues.

(7)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2012	2011
Raw materials	$2,157	$2,784
Work in process	454	351
Inventory consigned to others	105	201
Finished goods	419	560
	$3,135	$3,896

(8)  OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31,
	2012	2011
Accrued warranty	$197	$214
Domestic and foreign income taxes payable	83	8
Other	179	214
	$459	$436

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2012 and 2011 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2012	Dec. 31, 2011
Mt. Laurel, NJ	3/29/2010	4/01/2013	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2013	8/23/2021	200	200
San Jose, CA	9/13/2004	6/30/2012	4/30/2012	-	50
				$450	$500

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

(11)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under noncancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2012 and 2011 was $1,237 and $1,327, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are generally included in rental expense in our statement of operations, but they are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the noncancellable operating leases in effect at December 31, 2012 are as follows:
2013	$1,053
2014	$1,014
2015	$1,024
2016	$1,095
2017	$1,059
Thereafter	$3,479

$8,724

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)   GUARANTEES

Product Warranties

Warranty expense for the years ended December 31, 2012 and 2011 was $57 and $122, respectively. Accrued warranty costs are included in Other Current Liabilities on our balance sheet. The following table sets forth the changes in the liability for product warranties for the years ended December 31, 2012 and 2011:
	2012	2011
Balance - Beginning of period	$ 214	$ 274
Acquisition of Thermonics	67	-
Payments made under warranty	(141)	(182)
Accruals for product warranty	57	122

Balance - End of period	$ 197	$ 214

(13)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2012 and 2011, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:
	Years Ended December 31,
	2012	2011
Domestic	$2,580	$6,722
Foreign	473	937

	$3,053	$7,659

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2012	2011
Current
Domestic -- Federal	$ 362	$ 148
Domestic -- state	62	133
Foreign	30	(20)
	454	261
Deferred
Domestic -- Federal	396	(1,676)
Domestic -- state	(126)	(193)
Foreign	173	(596)
	443	(2,465)
Income tax expense (benefit)	$ 897	$(2,204)

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  INCOME TAXES (Continued)

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011:
	December 31,
Deferred tax assets:	2012	2011
Net operating loss ("NOL") (state and foreign)	$1,182	$1,159
Depreciation of property and equipment	793	815
Tax credit carryforwards (foreign, research and AMT)	440	963
Accrued vacation pay and stock-based compensation	182	162
Inventories	177	209
Intangibles	86	35
Allowance for doubtful accounts	56	56
Acquisition costs	39	-
Accrued warranty	22	25
Other	68	6
	3,045	3,430
Valuation allowance	(573)	(484)
Deferred tax assets	2,472	2,946
Deferred tax liabilities:
Net intangible assets	(307)	(358)
Unremitted earnings of foreign subsidiaries	(127)	(107)
Deferred tax liabilities	(434)	(465)
Net deferred tax asset	$ 2,038	$ 2,481

The valuation allowance for deferred tax assets as of the beginning of 2012 and 2011 was $484 and $5,153, respectively. The net change in the valuation allowance for the years ended December 31, 2012 and 2011 was an increase of $89 and a decrease of $4,669, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2032.

Several years ago, due to our history of operating losses in both our domestic and certain of our foreign operations, we had recorded a full valuation allowance against the deferred tax assets of these operations, including net operating loss carryforwards, where we believed it was more likely than not that we would not have sufficient taxable income to utilize these assets before they expire. During 2011, we reversed $3,110 of the valuation allowance which had been recorded against the deferred tax assets of these operations. The reversal of this amount of the valuation allowance was based on our assessment that it is now more likely than not that we will be able to fully utilize these assets in the near future. Some of the key factors we considered in making our assessment included our profitability in recent years and our level of certainty with regard to our forecasts of near term future profitability for the operations to which these assets relate.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(13)  INCOME TAXES (Continued)

An analysis of the effective tax rate for the years ended December 31, 2012 and 2011 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2012	2011
Expected income tax provision at U.S. statutory rate	$1,038	$2,604
Increase (decrease) in tax from:
Current year tax credits (foreign and research)	(523)	(349)
Foreign income tax rate differences	(36)	94
Changes in valuation allowance	89	(3,110)
Deemed dividend from foreign subsidiaries	212	90
Domestic tax expense, net of Federal benefit	72	260
Nondeductible expenses	20	48
Effects of NOL carryforwards	103	(1,803)
Other	(78)	(38)
Income tax expense (benefit)	$ 897	$(2,204)

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2012 and 2011, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

(14)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(15)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2012 and 2011, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock could be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2012, 190,000 shares remain available to grant under the 2007 Stock Plan.

We have not granted any stock options during 2012 or 2011. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2012, total compensation expense to be recognized in future periods was $105. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 1.2 years.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  STOCK-BASED COMPENSATION PLAN (Continued)

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2012:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2011 (337,000 exercisable)	337,000	$3.26
Granted	-	-
Exercised	(10,000)	3.04
Canceled	(78,000)	3.20
Options outstanding, December 31, 2011 (249,000 exercisable)	249,000	3.28
Granted	-	-
Exercised	-	-
Canceled	(30,000)	4.11
Options outstanding, December 31, 2012 (219,000 exercisable)	219,000	3.17

The following table summarizes information about stock options outstanding at December 31, 2012:
Range of Exercise Prices	Number Outstanding and Exercisable at	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$3.04 - $3.25	209,000	0.30 years	$3.05	$ -
$5.66	10,000	1.46 years	$5.66	-
	219,000		$3.17	$ -

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $2.76 at December 31, 2012, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2012 and 2011, respectively, related to nonvested shares:
	Years Ended December 31,
	2012	2011
Cost of revenues	$ 5	$ 10
Selling expense	9	15
Engineering and product development expense	24	40
General and administrative expense	75	81
	$113	$146

There was no compensation expense capitalized in 2012 or 2011. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2012:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  STOCK-BASED COMPENSATION PLAN (Continued)
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2011	303,250	$1.89
Granted	-	-
Vested	(97,000)	2.45
Forfeited	(11,250)	1.73
Nonvested shares outstanding, December 31, 2011	195,000	1.62
Granted	-	-
Vested	(76,250)	1.62
Forfeited	(10,000)	1.42
Nonvested shares outstanding, December 31, 2012	108,750	1.63

The total fair value of the shares that vested during the years ended December 31, 2012 and 2011 was $253 and $360, respectively, as of the vesting dates of these shares.

(16)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corp who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2012 and 2011, we recorded $182 and $183 of expense for matching contributions, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. The inTEST 401(k) Plan retains the matching provisions of the prior Temptronic plan for all Temptronic employees. Temptronic matches employee contributions $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. Matching contributions are discretionary. The eligibility and vesting provisions of the prior Temptronic plan have been conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. For each of the years ended December 31, 2012 and 2011, Temptronic contributed $81 to the plan.

In addition to the employer matching for which Temptronic employees are eligible, upon the termination of the Temptronic Equity Participation Plan ("EPP"), we also acknowledged that it was our intention to contribute $3,000 in the aggregate to the inTEST 401(k) Plan as a form of profit sharing (not to exceed $300 per year) for the benefit of Temptronic employees. The amount of these contributions approximates the amount that we had been committed to contribute to the EPP as of its termination date. All such profit sharing contributions are at the discretion of management, and will be allocated to employees annually in the same manner in which the shares held by the EPP had been allocated. The vesting provisions for these contributions are the same as those of the inTEST 401(k) Plan. Accruals for profit sharing contributions totaling $300 were made and expensed during each of 2012 and 2011. Through December 31, 2012, we had made a total of $2,153 in profit sharing contributions. We have historically funded these contributions through the use of treasury shares during the quarter subsequent to the quarter in which we record the profit sharing liability, although management has the discretion to use cash to fund these contributions. Historically we have used cash to fund these contributions when our stock price was below $3.00 per share.

During the third quarter of 2012, our Board of Directors approved an amendment to the inTEST 401(k) Plan. The amendment terminated the profit sharing contributions for Temptronic employees effective December 31, 2012. In addition, the amendment conformed the employer matching provisions for the Temptronic employees with those currently in place for inTEST Corporation and inTEST Silicon Valley employees effective January 1, 2013.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic Corporation, Thermonics (which we acquired in January 2012 as discussed further in Note 3), Sigma Systems Corp., inTEST Thermal Solutions GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of industries outside of the semiconductor industry, including the automotive, consumer electronics, defense/aerospace, telecommunications and energy industries. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2012	2011
Thermal Products	$24,307	$26,942
Mechanical Products	9,916	15,208
Electrical Products	9,165	5,151
Intersegment sales	(12)	(35)
	$43,376	$47,266
Intersegment sales:
Thermal Products	$ -	$ -
Mechanical Products	12	7
Electrical Products	-	28
	$ 12	$ 35
Depreciation/amortization:
Thermal Products	$816	$319
Mechanical Products	73	59
Electrical Products	44	16
	$933	$394
Operating income (loss):
Thermal Products	$2,939	$6,951
Mechanical Products	(1,944)	736
Electrical Products	2,023	457
Corporate	(22)	(566)
	$2,996	$7,578
Earnings (loss) before income tax expense (benefit):
Thermal Products	$2,958	$6,965
Mechanical Products	(1,934)	785
Electrical Products	2,051	475
Corporate	(22)	(566)
	$3,053	$7,659

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SEGMENT INFORMATION
	Years Ended December 31,
Income tax expense (benefit):	2012	2011
Thermal Products	$ 869	$(1,823)
Mechanical Products	(568)	(170)
Electrical Products	602	(142)
Corporate	(6)	(69)
	$ 897	$(2,204)
Net earnings (loss):
Thermal Products	$2,089	$8,788
Mechanical Products	(1,366)	955
Electrical Products	1,449	617
Corporate	(16)	(497)
	$2,156	$9,863
Capital expenditures:
Thermal Products	$216	$431
Mechanical Products	37	264
Electrical Products	178	85
	$431	$780
Identifiable assets:
Thermal Products	$20,849	$20,030
Mechanical Products	7,737	8,240
Electrical Products	3,813	2,967
	$32,399	$31,237

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2012	2011
U.S.	$15,915	$19,165
Foreign	27,461	28,101

	$43,376	$47,266

	December 31,
Long-lived assets:	2012	2011
U.S.	$ 899	$ 836
Foreign	351	298

	$1,250	$1,134

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(18)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2012. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/12	6/30/12	9/30/12	12/31/12	Total
Net revenues	$10,731	$13,576	$10,799	$ 8,270	$43,376
Gross margin	4,596	6,194	4,762	3,507	19,059
Earnings (loss) before income tax expense (benefit)	(71)	1,994	1,012	118	3,053
Income tax expense (benefit)	(28)	660	348	(83)	897
Net earnings (loss)	(43)	1,334	664	201	2,156

Net earnings (loss) per common share - basic	$0.00	$0.13	$0.06	$0.02	$0.21
Weighted average common shares outstanding - basic	10,205,114	10,273,812	10,302,417	10,311,428	10,273,377
Net earnings (loss) per common share - diluted	$0.00	$0.13	$0.06	$0.02	$0.21
Weighted average common shares outstanding - diluted	10,205,114	10,359,657	10,360,377	10,343,793	10,347,077

	Quarters Ended
	3/31/11	6/30/11	9/30/11	12/31/11	Total
Net revenues	$11,704	$13,800	$11,681	$10,081	$47,266
Gross margin	5,093	6,798	6,133	4,869	22,893
Earnings before income tax expense (benefit)	1,317	2,733	2,420	1,189	7,659
Income tax expense (benefit)	60	78	(2,762)	420	(2,204)
Net earnings	1,257	2,655	5,182	769	9,863

Net earnings per common share - basic	$0.13	$0.26	$0.51	$0.08	$0.97
Weighted average common shares outstanding - basic	10,067,748	10,146,613	10,182,795	10,191,927	10,147,708
Net earnings per common share - diluted	$0.12	$0.26	$0.50	$0.08	$0.96
Weighted average common shares outstanding - diluted	10,266,644	10,296,902	10,297,284	10,281,364	10,285,621

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	150	48	(3)	195
Warranty reserve	274	122	(182)	214

Year Ended December 31, 2012
Allowance for doubtful accounts	195	(8)	(40)	147
Warranty reserve	214	124	(141)	197