Form 10-Q
period 2013-03-31
INTEST CORP
filed 2013-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2013:

10,472,678

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2013 and 2012	3
	Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2013	4
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6 - 17

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23 - 24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25
Index to Exhibits		26

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2013       2012
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $15,384    $15,576
  Trade accounts receivable, net of allowance for doubtful
    accounts of $147 and $147, respectively                            5,784      5,501
  Inventories                                                          3,418      3,135
  Deferred tax assets                                                  1,096      1,004
  Prepaid expenses and other current assets                              386        363
     Total current assets                                             26,068     25,579
Property and equipment:
  Machinery and equipment                                              3,975      3,948
  Leasehold improvements                                                 593        591
     Gross property and equipment                                      4,568      4,539
  Less: accumulated depreciation                                      (3,389)    (3,289)
     Net property and equipment                                        1,179      1,250
Deferred tax assets                                                      937      1,034
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 2,079      2,194
Restricted certificates of deposit                                       450        450
Other assets                                                             184        186
     Total assets                                                    $32,603    $32,399
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,399    $ 1,041
  Accrued wages and benefits                                           1,171      1,562
  Accrued sales commissions                                              362        348
  Accrued rent                                                           544        529
  Accrued professional fees                                              406        385
  Deferred revenue and customer deposits                                 204        255
  Other current liabilities                                              410        459
     Total current liabilities                                         4,496      4,579

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,483,255 and 10,453,255 shares issued                             105        105
  Additional paid-in capital                                          26,087     26,030
  Retained earnings                                                      928        636
  Accumulated other comprehensive earnings                             1,191      1,253
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       28,107     27,820
     Total liabilities and stockholders' equity                      $32,603    $32,399
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2013       2012
                                                                   --------   --------

Net revenues                                                        $ 8,973    $10,731
Cost of revenues                                                      4,868      6,135
                                                                    -------    -------
Gross margin                                                          4,105      4,596
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,189      1,406
  Engineering and product development expense                           996        924
  General and administrative expense                                  1,556      1,991
  Restructuring and other charges                                         -        359
                                                                    -------    -------
Total operating expenses                                              3,741      4,680
                                                                    -------    -------

Operating income (loss)                                                 364        (84)
Other income                                                              6         13
                                                                    -------    -------

Earnings (loss) before income tax expense (benefit)                     370        (71)
Income tax expense (benefit)                                             78        (28)
                                                                    -------    -------
Net earnings (loss)                                                 $   292    $   (43)
                                                                    =======    =======

Net earnings (loss) per common share-basic                            $0.03      $0.00

Weighted average common shares outstanding - basic               10,327,428 10,205,114

Net earnings (loss) per common share-diluted                          $0.03      $0.00

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,366,312 10,205,114

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2013       2012
                                                                --------   -------
Net earnings (loss)                                              $  292     $  (43)

Foreign currency translation adjustments                            (62)        47
                                                                 ------     ------

Comprehensive earnings                                           $  230     $    4
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                      Accumulated           Total
                                  Common Stock   Additional              Other              Stock-
                                ----------------   Paid-In  Retained Comprehensive Treasury holders'
                                 Shares   Amount   Capital  Earnings   Earnings     Stock   Equity
                               ---------- ------ ---------- -------- ------------- -------- -------

Balance, January 1, 2013       10,453,255  $ 105   $26,030    $636       $1,253     $(204)  $27,820

Net earnings                            -      -         -     292            -         -       292

Other comprehensive loss                -      -         -       -          (62)        -       (62)

Amortization of deferred
  compensation related
  to restricted stock                   -      -        27       -            -         -        27

Issuance of non-vested shares
  of restricted stock              20,000      -         -       -            -         -         -

Stock options exercised            10,000      -        30       -            -         -        30
                               ----------  -----   -------    ----       ------     -----   -------

Balance, March 31, 2013        10,483,255  $ 105   $26,087    $928       $1,191     $(204)  $28,107
                               ==========  =====   =======    ====       ======     =====   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ------------------
                                                                                   2013       2012
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                              $   292    $   (43)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
  Depreciation and amortization                                                      221        218
  Provision for excess and obsolete inventory                                        110        150
  Foreign exchange (gain) loss                                                         8         (9)
  Amortization of deferred compensation related to restricted stock                   27         27
  Loss on sale of property and equipment                                               -          3
  Proceeds from sale of demonstration equipment, net of gain                           -         52
  Deferred income tax expense (benefit)                                                5         (6)
  Changes in assets and liabilities:
    Trade accounts receivable                                                       (300)      (574)
    Inventories                                                                     (395)      (187)
    Prepaid expenses and other current assets                                        (24)       (19)
    Other assets                                                                      (2)       (17)
    Accounts payable                                                                 358        833
    Accrued wages and benefits                                                      (385)      (576)
    Accrued sales commissions                                                         14        (58)
    Accrued rent                                                                      15          9
    Accrued professional fees                                                         21        (81)
    Deferred revenue and customer deposits                                           (50)        (7)
    Other current liabilities                                                        (49)       199
                                                                                 -------    -------
Net cash used in operating activities                                               (134)       (86)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business                                                                -     (3,802)
Purchase of property and equipment                                                   (44)         -
                                                                                 -------    -------
Net cash used in investing activities                                                (44)    (3,802)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                                 30          -
                                                                                 -------    -------
Net cash provided by financing activities                                             30          -
                                                                                 -------    -------
Effects of exchange rates on cash                                                    (44)        32
                                                                                 -------    -------
Net cash used in all activities                                                     (192)    (3,856)
Cash and cash equivalents at beginning of period                                  15,576     13,957
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $15,384    $10,101
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $   113    $    27
  Interest                                                                       $     -    $     4

Details of acquisition:
  Fair value of assets acquired                                                             $ 4,026
  Liabilities assumed                                                                          (274)
  Goodwill resulting from acquisition                                                            50
                                                                                            -------
     Net cash paid for acquisition                                                          $ 3,802
                                                                                            =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                                $    59    $     -

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)  NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, in recent years, we have begun marketing our thermal products in industries outside the ATE industry, such as the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 29, 2013 (the "2012 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $110 and $150 for the three months ended March 31, 2013 and 2012, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss, if any, to be recognized. The two-step test is discussed below. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the quarter ended March 31, 2013.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding -- basic	10,327,428	10,205,114
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	38,884	-
Weighted average common shares and common share equivalents outstanding -- diluted	10,366.312	10,205,114

Average number of potentially dilutive securities excluded from calculation	28,750	421,472

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In July 2012, the FASB issued amendments to existing guidance on the assessment of impairment for indefinite-lived intangible assets other than goodwill. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, an entity can choose to adopt this guidance early even if its annual test date is before the issuance of the final standard, provided that the entity has not yet issued its financial statements for the most recent annual or interim period. We adopted these amendments on January 1, 2013. The adoption of these amendments did not have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2013, the FASB issued amendments to existing guidance on the accounting for accumulated other comprehensive income. The amendments require entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments are effective for annual and interim periods beginning after December 15, 2012. We adopted these amendments on January 1, 2013. The adoption of these amendments did not have a material impact on our consolidated financial statements.

(3)  ACQUISITION

On January 16, 2012, Temptronic acquired substantially all of the assets and certain liabilities of Thermonics pursuant to the Asset Purchase Agreement dated December 9, 2011. Thermonics is engaged in the business of designing, manufacturing, selling and distributing temperature forcing systems used in the testing of various products under temperature controlled situations. The acquisition of the Thermonics business broadened the product line of inTEST's Thermal Products segment.

The purchase price for the assets was approximately $3,802 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations. In connection with this acquisition, we also signed a separate one year lease for the facility occupied by Thermonics in Sunnyvale, California. This facility is owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During 2012, we recorded a restructuring charge of $313 related to this action. See Note 5 for further detail regarding this charge.

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

(3)  ACQUISITION (Continued)

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the three months ended March 31, 2013.

Intangible Assets

The following tables provide further detail about our intangible assets as of March 31, 2013 and December 31, 2012:
	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 509	$ 971
Patented technology	590	254	336
Software	270	122	148
Trade name	140	42	98
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	32	16
Total finite-lived intangible assets	2,598	1,029	1,569
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,029	$2,079

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)
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

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of March 31, 2013:
	Estimated Useful Life	Remaining Estimated Useful Life at March 31, 2013
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	18
Software	120	66
Patented technology	60	6
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	57.5
Customer backlog	3	-
Trade name	48	33.5
Patented technology	132	117.5
Non-compete/non-solicitation agreement	18	6

The following table sets forth changes in the amount of the carrying value of intangible assets for the three months ended March 31, 2013:
Balance - January 1, 2013	$2,194
Amortization	(115)
Balance - March 31, 2013	$2,079

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the three months ended March 31, 2013 and 2012 was $115 and $148, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2013	$446
2014	$355
2015	$289
2016
$229
2017
$212

(5)  RESTRUCTURING AND OTHER CHARGES

In connection with the acquisition of Thermonics, as discussed further in Note 3, we signed a separate one year lease for the facility in Sunnyvale, California occupied by Thermonics at the time of the acquisition. This facility was owned by the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359 of facility closure costs related to this action. These costs included lease termination fees of approximately $220 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139. During the fourth quarter of 2012 we received a refund of $46 of lease termination fees paid in the first quarter due to the sale of the leased facility. Accrued restructuring and other charges are included in Other Current Liabilities on our balance sheet.

Changes in our liability for restructuring and other charges for the three months ended March 31, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	359
Cash payments related to facility closure costs	(159)
Balance - March 31, 2012	$ 200

(6)  MAJOR CUSTOMERS

During the three months ended March 31, 2013, Hakuto Co., Ltd. accounted for 10% of our consolidated net revenues. These revenues were generated by our Thermal Products segment. During the three months ended March 31, 2012, Texas Instruments Incorporated accounted for 19% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products segment. During the three months ended March 31, 2012, Teradyne, Inc. accounted for 13% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2013 and 2012.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)  INVENTORIES

Inventories held at March 31, 2013 and December 31, 2012 were comprised of the following:
	Mar. 31, 2013	Dec. 31, 2012
Raw materials	$2,578	$2,157
Work in process	463	454
Inventory consigned to others	115	105
Finished goods	262	419
	$3,418	$3,135

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2013 and December 31, 2012 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2013	Dec. 31, 2012
Mt. Laurel, NJ	3/29/2010	3/31/2014	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2013	8/23/2021	200	200
				$450	$450

(9)  GUARANTEES

Product Warranties

Warranty expense for the three months ended March 31, 2013 and 2012 was $19 and $45, respectively. Accrued warranty costs are included in Other Current Liabilities on our balance sheet. The following table sets forth the changes in the liability for product warranties for the three months ended March 31, 2013:
Balance - January 1, 2013	$197
Payments made under product warranty	(18)
Accruals for product warranty	19
Balance - March 31, 2013	$198

(10)  STOCK-BASED COMPENSATION

As of March 31, 2013, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2012 Form 10-K.

As of March 31, 2013, total compensation expense to be recognized in future periods was $137. The weighted average period over which this expense is expected to be recognized is 1.7 years. All of this expense is related to nonvested shares of restricted stock.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(10)  STOCK-BASED COMPENSATION (Continued)

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2013 and 2012, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2013	2012
Cost of revenues	$ 1	$ 2
Selling expense	2	2
Engineering and product development expense	6	6
General and administrative expense	18	17
	$ 27	$ 27

There was no compensation expense capitalized in the three months ended March 31, 2013 or 2012.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2013:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2013	108,750	$1.63
Granted	20,000	2.94
Vested	(50,000)	1.42
Forfeited	-	-
Nonvested shares outstanding, March 31, 2013	78,750	2.09

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2013:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2013 (219,000 exercisable)	219,000	$ 3.17
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	(189,000)	3.04
Options outstanding, March 31, 2013 (20,000 exercisable)	20,000	4.46

(11)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)  EMPLOYEE BENEFIT PLANS (Continued)

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. Prior to January 1, 2013, the inTEST 401(k) Plan retained the matching provisions of the prior Temptronic plan for all Temptronic employees, which included discretionary employer matching contributions of $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. The eligibility and vesting provisions of the prior Temptronic plan were conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees.

Prior to January 1, 2013, in addition to the employer matching contributions for which Temptronic employees were eligible, Temptronic employees participating in the inTEST 401(k) plan were also eligible to receive profit sharing contributions which are more fully described in Note 16 to our 2012 Form 10-K. During the third quarter of 2012, our Board of Directors approved an amendment to the inTEST 401(k) Plan. The amendment terminated the profit sharing contributions for Temptronic employees effective December 31, 2012. In addition, the amendment conformed the employer matching provisions for the Temptronic employees with those currently in place for inTEST Corporation and inTEST Silicon Valley employees effective January 1, 2013.

(12)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic, Thermonics (which we acquired in January 2012 as discussed further in Note 3), Sigma, inTEST Thermal Solutions GmbH (formerly Temptronic GmbH) (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

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
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2013	2012
Thermal Products	$5,898	$ 6,111
Mechanical Products	1,796	2,514
Electrical Products	1,282	2,116
Intersegment sales	(3)	(10)
	$8,973	$10,731
Intersegment sales:
Thermal Products	$ -	$ -
Mechanical Products	3	10
Electrical Products	-	-
	$ 3	$10

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(12)  SEGMENT INFORMATION (Continued)
	Three Months Ended March 31,
Earnings (loss) before income tax expense (benefit):	2013	2012
Thermal Products	$1,158	$ 317
Mechanical Products	(686)	(552)
Electrical Products	(8)	365
Corporate	(94)	(201)
	$ 370	$ (71)
Net earnings (loss):
Thermal Products	$ 914	$ 190
Mechanical Products	(542)	(331)
Electrical Products	(6)	219
Corporate	(74)	(121)
	$ 292	$ (43)

	Mar. 31, 2013	Dec. 31, 2012
Identifiable assets:
Thermal Products	$21,990	$20,849
Mechanical Products	6,951	7,737
Electrical Products	3,662	3,813
	$32,603	$32,399

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended March 31,
	2013	2012
Net revenues from unaffiliated customers:
U.S.	$ 3,214	$ 4,196
Foreign	5,759	6,535
	$ 8,973	$10,731

	Mar. 31, 2013	Dec. 31, 2012
Long-lived assets:
U.S.	$ 871	$ 899
Foreign	308	351
	$1,179	$1,250

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2012 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2012 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2012 Form 10-K.

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

We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain related ATE interface products, such as sockets and interface boards, which must be replaced periodically, are typically made from the end users' operating budgets. In addition, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler. In addition, we market our Thermostream temperature management systems in industries outside the semiconductor test industry, such as the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. We believe that these industries usually are less cyclical than the ATE industry.

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
	Three Months Ended
	Mar. 31,		Dec. 31,
	2013	2012	2012
Net revenues from unaffiliated customers	(in thousands)
Thermal Products	$5,898	$ 6,111	$5,656
Mechanical Products	1,796	2,514	1,639
Electrical Products	1,282	2,116	976
Intersegment sales	(3)	(10)	(1)
	$8,973	$10,731	$8,270
Intersegment sales
Thermal Products	$ -	$ -	$ -
Mecahnical Products	3	10	-
Electrical Products	-	-	1
	$ 3	$ 10	$ 1
Net revenues from unaffiliated customers (net of intersegment sales)
Thermal Products	$5,898	$ 6,111	$5,656
Mechanical Products	1,793	2,504	1,638
Electrical Products	1,282	2,116	976
	$8,973	$10,731	$8,270
Net revenues from unaffiliated customers
U.S.	$3,214	$ 4,196	$3,863
Foreign	5,759	6,535	4,407
	$8,973	$10,731	$8,270

Our consolidated net revenues for the quarter ended March 31, 2013 decreased $1.8 million or 16% as compared to the same period in 2012. For the quarter ended March 31, 2013, net revenues (net of intersegment sales) of our Thermal, Mechanical and Electrical Products segments decreased $213,000 or 4%, $711,000 or 28% and $834,000 or 39%, respectively, as compared to the same period in 2012. Our consolidated net revenues for the quarter ended March 31, 2013 increased $703,000 or 9% as compared to the quarter ended December 31, 2012. Net revenues (net of intersegment sales) of our Thermal, Mechanical and Electrical Products segments increased $242,000 or 4%, $155,000 or 10% and $306,000 or 31%, respectively, for the first quarter of 2013 as compared to the fourth quarter of 2012. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $1.7 million or 19%, respectively, for the quarter ended March 31, 2013, compared to $1.3 million or 15%, respectively, for the quarter ended December 31, 2012, and $2.4 million or 22%, respectively, for the quarter ended March 31, 2012.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We believe the decline in the level of net revenues of our Thermal Products segment in the first quarter of 2013 as compared to the same period in 2012 reflects in part that this segment, which has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry was impacted during the first quarter of 2013 by the decline in demand in the ATE industry which we began to see impacting our Mechanical Products segment during the second quarter of 2011. In addition, our Thermal Products segment sells to industries outside of the ATE industry. This diversification has, in the past, helped to balance the impact of changing levels of demand in the ATE industry. However, during the first quarter of 2013, we experienced weakened levels of demand in certain of these industries as well, which contributed to the overall level of decrease experienced by this product segment in the first quarter of 2013 as compared to the same period in 2012. During the fourth quarter of 2012, we began to see some improvement in demand within the Thermal Products segment resulting in an increase of approximately $763,000 or 13% in orders for the fourth quarter of 2012 as compared to the third quarter of 2012. This resulted in an increase in the net revenues of this segment in the first quarter of 2013 as compared to the fourth quarter of 2012. However, demand slowed again in the first quarter of 2013 which resulted in a decline in orders for this segment of $1.7 million or 27% for the first quarter of 2013 as compared to the fourth quarter of 2012.

We believe the decline in the level of net revenues in our Mechanical Products segment in the first quarter of 2013 as compared to the same period in 2012 reflects reduced demand within the ATE industry, which we had begun to see reflected in the level of our orders for this segment during the second quarter of 2011. Although overall demand within the ATE industry remained at a reduced level throughout 2012 and into the first quarter of 2013, the impact of this decline in demand on our Mechanical Products segment was partially offset during the first quarter of 2012 by increased demand from a major customer that had recently completed an acquisition. As a result, this customer had higher than typical demand for certain of our equipment as a part of the process of integrating its post-acquisition operations. This same customer also purchases products from our Electrical Products segment. In addition, our Electrical Products segment experienced a significant increase in demand from another customer during the first half of 2012. However, the level of demand from this OEM customer weakened significantly during the second half of 2012 which resulted in a decline in the net revenues of our Electrical Products segment in the fourth quarter of 2012 as compared to the third quarter of 2012 and which continued to impact the level of net revenues of this segment in the first quarter of 2013. For our Mechanical Products segment, we have recently begun to see an increase in demand which we attribute to increased demand within the ATE industry. This increase in demand resulted in a $605,000 or 37% increase in the orders of this segment in the first quarter of 2013 as compared to the fourth quarter of 2012. Our Electrical Products segment began to experience an increase in demand late in the first quarter of 2013 which has continued into the second quarter of 2013.

Total orders for the quarter ended March 31, 2013 were $7.7 million compared to $9.3 million for the quarter ended December 31, 2012 and $12.9 million for the quarter ended March 31, 2012. For the quarter ended March 31, 2013, orders for our Thermal, Mechanical and Electrical Products segments were $4.7 million, $2.2 million and $759,000, respectively, compared to $6.4 million, $1.6 million and $1.3 million for the quarter ended December 31, 2012, respectively, and $5.3 million, $3.8 million and $3.8 million for the quarter ended March 31, 2012, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $1.2 million or 16%, respectively, for the quarter ended March 31, 2013, compared to $1.9 million or 20%, respectively, for the quarter ended December 31, 2012, and $1.7 million or 13%, respectively, for the quarter ended March 31, 2012.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At March 31, 2013, our backlog of unfilled orders for all products was approximately $2.9 million compared with approximately $4.2 million at December 31, 2012 and $7.0 million at March 31, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2013. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2013 and 2012, our OEM sales as a percentage of net revenues were 9% and 15%, respectively.

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
	Percentage of Net Revenues Quarters Ended March 31,
	2013	2012
Net revenues	100.0%	100.0%
Cost of revenues	54.3	57.2
Gross margin	45.7	42.8
Selling expense	13.3	13.1
Engineering and product development expense	11.1	8.6
General and administrative expense	17.3	18.6
Restructuring and other charges	0.0	3.3
Operating income (loss)	4.0	(0.8)
Other income	0.1	0.1
Earnings (loss) before income tax expense (benefit)	4.1	(0.7)
Income tax expense (benefit)	0.9	(0.3)
Net earnings (loss)	3.2%	(0.4)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Net Revenues. Net revenues were $9.0 million for the quarter ended March 31, 2013 compared to $10.7 million for the same period in 2012, a decrease of $1.7 million or 16%. We believe the decrease in our net revenues during the first quarter of 2013 primarily reflects the factors previously discussed in the Overview.

During the quarter ended March 31, 2013, our net revenues from customers in the U.S. decreased 23% and our net revenues from foreign customers decreased 12%, respectively, as compared to the same period in 2012. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 46% for the quarter ended March 31, 2013 compared to 43% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 36% in the first quarter of 2012 to 34% in the first quarter of 2013, due to changes in customer mix. To a lesser extent, the increase in gross margin also reflects a reduction in our fixed operating costs during the first quarter of 2013, both in absolute dollar terms and as a percentage of net revenues. For the quarter ended March 31, 2013, our fixed operating costs declined $364,000 as compared to the same period in 2012. As a percentage of net revenues, these costs decreased from 17% for the quarter ended March 31, 2012 to 16% for the quarter ended March 31, 2013. The decline in the absolute dollar value of our fixed operating costs in the first quarter of 2013 as compared to the same period in 2012 reflects reduced headcount in our Thermal and Mechanical Products segments. In addition, during the first quarter of 2012, we were in the process of integrating the operations of Thermonics, which we acquired in January 2012. As a result, we experienced reduced production efficiency in our Thermal Products segment during the first quarter of 2012 as compared to the first quarter of 2013.

Selling Expense. Selling expense was $1.2 million for the quarter ended March 31, 2013 compared to $1.4 million for the same period in 2012, a decrease of $217,000 or 15%. The decrease primarily reflects lower levels of commission expense reflecting the lower net revenue levels in the first quarter of 2013 as compared to the first quarter of 2012.

Engineering and Product Development Expense. Engineering and product development expense was $996,000 for the first quarter of 2013 compared to $924,000 for the same period in 2012, an increase of $72,000 or 8%. The increase in engineering and product development expense primarily reflects increased spending on matters related to our intellectual property.

General and Administrative Expense. General and administrative expense was $1.6 million for the first quarter of 2013 compared to $2.0 million for the same period in 2012, a decrease of $435,000 or 22%. During the first quarter of 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics. There were no similar costs recorded in the first quarter of 2013.

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first quarter of 2012. There were no similar charges for the first quarter of 2013. The restructuring and other charges recorded during the first quarter of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Income Tax Expense (Benefit). For the quarter ended March 31, 2013, we recorded income tax expense of $78,000 compared to an income tax benefit of $28,000 for the same period in 2012. Our effective tax rate for the quarter ended March 31, 2013 was 21% compared to an effective tax rate of 39% for the same period in 2012. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The reduction in our effective tax rate in the first quarter of 2013 as compared to the same period in 2012 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits. This change was enacted in January 2013.

Liquidity and Capital Resources

Net cash used in operations for the three months ended March 31, 2013 was $134,000 compared to $86,000 for the same period in 2012. During the first quarter of 2013, we recorded net earnings of $292,000 compared to a net loss of $43,000 for the same period in 2012. However, the positive impact on cash of our net earnings was offset by increases of $300,000 and

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$395,000 in inventories and trade accounts receivable, respectively, reflecting the increased business activity in the first quarter of 2013 as compared to the fourth quarter of 2012. These increases were partially offset by a $358,000 increase in accounts payable during the first quarter of 2013, also reflecting the increased business activity as compared to the quarter ended December 31, 2012. During the first quarter of 2013, accrued wages and benefits decreased $385,000 reflecting the payout of profit related bonuses accrued on the prior year's results.

We have no significant commitments for capital expenditures for the balance of 2013, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of March 31, 2013, we had cash and cash equivalents of $15.4 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2013, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2012 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
inTEST Corporation
Date:	May 15, 2013	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 15, 2013	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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