Form 10-Q
period 2013-06-30
INTEST CORP
filed 2013-08-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2013:

10,472,678

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2013       2012
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $16,032    $15,576
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $147, respectively                   7,233      5,501
  Inventories                                                          3,360      3,135
  Deferred tax assets                                                    925      1,004
  Prepaid expenses and other current assets                              246        363
     Total current assets                                             27,796     25,579
Property and equipment:
  Machinery and equipment                                              3,919      3,948
  Leasehold improvements                                                 594        591
     Gross property and equipment                                      4,513      4,539
  Less: accumulated depreciation                                      (3,376)    (3,289)
     Net property and equipment                                        1,137      1,250
Deferred tax assets                                                      943      1,034
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,962      2,194
Restricted certificates of deposit                                       450        450
Other assets                                                             184        186
     Total assets                                                    $34,178    $32,399
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,328    $ 1,041
  Accrued wages and benefits                                           1,321      1,562
  Accrued sales commissions                                              542        348
  Accrued rent                                                           558        529
  Accrued professional fees                                              386        385
  Deferred revenue and customer deposits                                 198        255
  Domestic and foreign income taxes payable                              338         83
  Other current liabilities                                              336        376
     Total current liabilities                                         5,007      4,579

Commitments and contingencies (Notes 9 and 11)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,505,755 and 10,453,255 shares issued, respectively               105        105
  Additional paid-in capital                                          26,118     26,030
  Retained earnings                                                    1,931        636
  Accumulated other comprehensive earnings                             1,221      1,253
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       29,171     27,820
     Total liabilities and stockholders' equity                      $34,178    $32,399
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2013       2012       2013       2012
                                               -------    -------    -------    -------

Net revenues                                   $11,218    $13,576    $20,191    $24,307
Cost of revenues                                 5,753      7,382     10,621     13,517
                                               -------    -------    -------    -------
      Gross margin                               5,465      6,194      9,570     10,790
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,528      1,555      2,717      2,961
   Engineering and product development
     expense                                       925        980      1,921      1,904
   General and administrative expense            1,523      1,665      3,079      3,656
   Restructuring and other charges                   -          -          -        359
                                               -------    -------    -------    -------
      Total operating expenses                   3,976      4,200      7,717      8,880
                                               -------    -------    -------    -------

Operating income                                 1,489      1,994      1,853      1,910
Other income (expense)                              (2)         -          4         13
                                               -------    -------    -------    -------

Earnings before income tax expense               1,487      1,994      1,857      1,923
Income tax expense                                 484        660        562        632
                                               -------    -------    -------    -------
      Net earnings                             $ 1,003    $ 1,334    $ 1,295    $ 1,291
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.10      $0.13      $0.13      $0.13

Weighted average common shares
 outstanding - basic                        10,371,716 10,273,812 10,349,695 10,239,463

Net earnings per common share - diluted          $0.10      $0.13      $0.13      $0.13

Weighted average common shares and common
 share equivalents outstanding - diluted    10,394,094 10,359,657 10,380,279 10,342,014

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2013      2012      2013      2012
                                           -------   -------   -------   -------

Net earnings                               $ 1,003   $ 1,334   $ 1,295   $ 1,291

Foreign currency translation adjustments        30       (89)      (32)      (42)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,033   $ 1,245   $ 1,263   $ 1,249
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                 Common Stock  Additional               Other                   Total
                             -----------------  Paid-In    Retained   Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital    Earnings     Earnings      Stock     Equity
                             ---------- ------ ---------- ----------- ------------- -------- -------------

Balance, January 1, 2013     10,453,255  $ 105  $26,030    $    636      $1,253      $(204)     $27,820

Net earnings                          -      -        -       1,295           -          -        1,295

Other comprehensive loss              -      -        -           -         (32)         -          (32)

Amortization of deferred
  compensation related to
  restricted stock                    -      -       58           -           -          -           58

Issuance of non-vested
  shares of restricted stock     42,500      -        -           -           -          -            -

Stock options exercised          10,000      -       30           -           -          -           30
                             ----------  -----  -------    --------      ------      -----      -------

Balance, June 30, 2013       10,505,755  $ 105  $26,118    $  1,931      $1,221      $(204)     $29,171
                             ==========  =====  =======    ========      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         2013       2012
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 1,295    $ 1,291
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          426        471
    Provision for excess and obsolete inventory                            197        358
    Foreign exchange (gain) loss                                            14         (1)
    Amortization of deferred compensation related to restricted stock       58         61
    Profit sharing expense funded through the issuance of treasury stock     -         75
    Loss on sale of property and equipment                                   6         10
    Proceeds from sale of demonstration equipment, net of gain               3         73
    Deferred income tax expense                                            170        372
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,753)    (1,921)
      Inventories                                                         (423)       (42)
      Prepaid expenses and other current assets                            116         50
      Restricted certificates of deposit                                     -         50
      Other assets                                                           -        (17)
      Accounts payable                                                     287      1,010
      Accrued wages and benefits                                          (238)      (373)
      Accrued sales commissions                                            194        (13)
      Accrued rent                                                          29         54
      Accrued professional fees                                              1        (66)
      Deferred revenue and customer deposits                               (56)       107
      Domestic and foreign income taxes payable                            255        215
      Other current liabilities                                            (40)       (57)
                                                                       -------    -------
Net cash provided by operating activities                                  541      1,707
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                    -     (3,802)
  Purchase of property and equipment                                       (95)      (129)
                                                                       -------    -------
Net cash used in investing activities                                      (95)    (3,931)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                     30          -
                                                                       -------    -------
Net cash provided by financing activities                                   30          -
                                                                       -------    -------
Effects of exchange rates on cash                                          (20)       (34)
                                                                       -------    -------
Net cash provided by (used in) all activities                              456     (2,258)
Cash and cash equivalents at beginning of period                        15,576     13,957
                                                                       -------    -------
Cash and cash equivalents at end of period                             $16,032    $11,699
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $   137    $    45
  Interest                                                             $     -    $     8

Details of acquisition:
  Fair value of assets acquired                                                   $ 4,026
  Liabilities assumed                                                                (274)
  Goodwill resulting from acquisition                                                  50
                                                                                  -------
    Net cash paid for acquisition                                                 $ 3,802
                                                                                  =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of non-vested shares of restricted stock                    $   124    $     -

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $197 and $358 for the six months ended June 30, 2013 and 2012, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2013.

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

Restructuring and Other Charges

We recognize a liability for restructuring charges at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize these charges when we have vacated the premises. In addition, as a result of plans to consolidate excess facilities, we may incur other associated costs such as charges to relocate inventory, equipment or personnel. We recognize charges for other associated costs when these costs are incurred, which is generally when the goods or services have been provided to us. Assets that may be impaired consist of property, plant and equipment and identifiable intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	10,371,716	10,273,812	10,349,695	10,239,463
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	22,378	85,845	30,584	102,551
Weighted average common shares and common share equivalents outstanding - diluted	10,394,094	10,359,657	10,380,279	10,342,014

Average number of potentially dilutive securities excluded from calculation	18,462	31,962	28,605	38,811

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the six months ended June 30, 2013.

Intangible Assets

The following tables provide further detail about our intangible assets as of June 30, 2013 and December 31, 2012:
	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 581	$ 899
Patented technology	590	276	314
Software	270	128	142
Trade name	140	51	89
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	40	8
Total finite-lived intangible assets	2,598	1,146	1,452
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,146	$1,962

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

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of June 30, 2013:
	Estimated Useful Life	Remaining Estimated Useful Life at June 30, 2013
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	15
Software	120	63
Patented technology	60	3
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	54.5
Customer backlog	3	-
Trade name	48	30.5
Patented technology	132	114.5
Non-compete/non-solicitation agreement	18	3

The following table sets forth changes in the amount of the carrying value of intangible assets for the six months ended June 30, 2013:
Balance - January 1, 2013	$2,194
Amortization	(232)
Balance - June 30, 2013	$1,962

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the six months ended June 30, 2013 and 2012 was $232 and $263, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2013	$446
2014	$355
2015	$289
2016
$229
2017
$212

(5)  RESTRUCTURING AND OTHER CHARGES

In connection with the acquisition of Thermonics, as discussed further in Note 3, we signed a separate one year lease for the facility in Sunnyvale, California occupied by Thermonics at the time of the acquisition. This facility was owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359 of facility closure costs related to this action. These costs included lease termination fees of approximately $220 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139. During the fourth quarter of 2012 we received a refund of $46 of lease termination fees paid in the first quarter due to the sale of the leased facility. Accrued restructuring and other charges are included in Other Current Liabilities on our balance sheet.

Changes in our liability for restructuring and other charges for the six months ended June 30, 2012 are summarized as follows:
Thermonics Relocation
Balance - January 1, 2012	$ -
Accruals for facility closure costs	359
Cash payments related to facility closure costs	(359)
Balance - June 30, 2012	$ -

(6)  MAJOR CUSTOMERS

During the six months ended June 30, 2013 and 2012, Texas Instruments Incorporated accounted for 11% and 19%, respectively, of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the six months ended June 30, 2012, Teradyne, Inc. accounted for 14% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2013 and 2012.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(7)  INVENTORIES

Inventories held at June 30, 2013 and December 31, 2012 were comprised of the following:
	June 30, 2013	Dec. 31, 2012
Raw materials	$2,641	$2,157
Work in process	325	454
Inventory consigned to others	104	105
Finished goods	290	419
	$3,360	$3,135

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2013 and December 31, 2012 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2013	Dec. 31, 2012
Mt. Laurel, NJ	3/29/2010	3/31/2014	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2013	8/23/2021	200	200
				$450	$450

(9)  GUARANTEES

Product Warranties

Warranty expense for the six months ended June 30, 2013 and 2012 was $60 and $55, respectively. Accrued warranty costs are included in Other Current Liabilities on our balance sheet. The following table sets forth the changes in the liability for product warranties for the six months ended June 30, 2013:
Balance - January 1, 2013	$197
Payments made under product warranty	(55)
Accruals for product warranty	60
Balance - June 30, 2013	$202

(10) STOCK-BASED COMPENSATION

As of June 30, 2013, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2012 Form 10-K.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(10) STOCK-BASED COMPENSATION (Continued)

As of June 30, 2013, total compensation expense to be recognized in future periods was $172. The weighted average period over which this expense is expected to be recognized is 2.0 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2013 and 2012, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$ 2	$ 2	$ 3	$ 4
Selling expense	2	2	4	4
Engineering and product development expense	8	6	14	12
General and administrative expense	19	24	37	41
	$31	$34	$58	$61

There was no compensation expense capitalized in the three or six months ended June 30, 2013 or 2012.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2013:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2013	108,750	$1.63
Granted	42,500	2.92
Vested	(53,750)	1.61
Forfeited	-	-
Nonvested shares outstanding, June 30, 2013	97,500	1.60

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2013:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2013 (219,000 exercisable)	219,000	$3.17
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	(189,000)	3.04
Options outstanding, June 30, 2013 (20,000 exercisable)	20,000	4.46

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(11) EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic (effective January 1, 2013) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. Prior to January 1, 2013, the inTEST 401(k) Plan retained the matching provisions of the prior Temptronic plan for all Temptronic employees, which included discretionary employer matching contributions of $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. When the plans were merged, the eligibility and vesting provisions of the prior Temptronic plan were conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(12) SEGMENT INFORMATION (Continued)
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2012
Thermal Products	$ 5,772	$ 6,503	$11,670	$12,614
Mechanical Products	3,812	3,086	5,608	5,600
Electrical Products	1,648	3,987	2,930	6,103
Intersegment sales	(14)	-	(17)	(10)
	$11,218	$13,576	$20,191	$24,307
Intersegment sales:
Thermal Products	$ -	$ -	$ -	$ -
Mechanical Products	14	-	17	10
Electrical Products	-	-	-	-
	$ 14	$ -	$ 17	$ 10
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,078	$1,055	$2,236	$1,372
Mechanical Products	290	(380)	(396)	(932)
Electrical Products	207	1,374	199	1,739
Corporate	(88)	(55)	(182)	(256)
	$1,487	$1,994	$1,857	$1,923
Net earnings (loss):
Thermal Products	$ 727	$ 706	$1,641	$ 896
Mechanical Products	196	(254)	(346)	(585)
Electrical Products	140	919	134	1,138
Corporate	(59)	(37)	(133)	(158)
	$1,003	$1,334	$1,295	$1,291

Identifiable assets:			June 30, 2013	Dec. 31, 2012
Thermal Products			$22,800	$20,849
Mechanical Products			7,237	7,737
Electrical Products			4,141	3,813
			$34,178	$32,399

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2012
U.S.	$ 3,504	$ 3,733	$ 6,718	$ 7,929
Foreign	7,714	9,843	13,473	16,378
	$11,218	$13,576	$20,191	$24,307

Property and equipment:			June 30, 2013	Dec. 31, 2012
U.S.			$ 841	$ 899
Foreign			296	351
			$1,137	$1,250

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
	(in 000's)
	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2013	2012
Thermal Products	$ 5,772	$ 6,503	$5,898	$11,670	$12,614
Mechanical Products	3,812	3,086	1,796	5,608	5,600
Electrical Products	1,648	3,987	1,282	2,930	6,103
Intersegment sales	(14)	-	(3)	(17)	(10)
	$11,218	$13,576	$8,973	$20,191	$24,307
Intersegment sales:
Thermal Products	$ -	$ -	$ -	$ -	$ -
Mechanical Products	14	-	3	17	10
Electrical Products	-	-	-	-	-
	$14	$ -	$ 3	$17	$10
Net revenues from unaffiliated customers (net of intersegment sales):
Thermal Products	$ 5,772	$ 6,503	$5,898	$11,670	$12,614
Mechanical Products	3,798	3,086	1,793	5,591	5,590
Electrical Products	1,648	3,987	1,282	2,930	6,103
	$11,218	$13,576	$8,973	$20,191	$24,307
Net revenues from unaffiliated customers:
U.S.	$ 3,504	$ 3,733	$3,214	$ 6,718	$ 7,929
Foreign	7,714	9,843	5,759	13,473	16,378
	$11,218	$13,576	$8,973	$20,191	$24,307

Our consolidated net revenues for the quarter ended June 30, 2013 decreased $2.4 million or 17% as compared to the same period in 2012. For the quarter ended June 30, 2013, net revenues (net of intersegment sales) of our Thermal and Electrical Products segments decreased $731,000 or 11% and $2.3 million or 59%, respectively, as compared to the same period in 2012, while the net revenues (net of intersegment sales) of our Mechanical Products segment increased $712,000 or 23% as compared to the same period in 2012. Our consolidated net revenues for the quarter ended June 30, 2013 increased $2.2 million or 25% as compared to the quarter ended March 31, 2013. Net revenues (net of intersegment sales) of our Mechanical and Electrical Products segments increased $2.0 million or 112% and $366,000 or 29%, respectively, for the second quarter of 2013 as compared to the first quarter of 2013, while the net revenues (net of intersegment sales) of our Thermal Products segment decreased $126,000 or 2% during this time period. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $2.5 million or 22%, respectively, for the quarter ended June 30, 2013, compared to $1.9 million or 22%, respectively, for the quarter ended March 31, 2013, and $2.2 million or 17%, respectively, for the quarter ended June 30, 2012.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

We believe the decline in the level of net revenues of our Thermal Products segment in the second quarter of 2013 as compared to the same period in 2012 as well as to the first quarter of 2013 primarily reflects reduced levels of demand within the ATE industry. This segment has historically lagged our other two product segments in regard to experiencing the impact of both increases and decreases in the levels of demand within the ATE industry. This trend has continued in the most recent downturn in the ATE industry. While our Mechanical and Electrical Products segments began to be affected by a decline in demand within the ATE industry in the second quarter of 2011, our Thermal Products segment did not begin to experience a significant impact from this decline in demand until the fourth quarter of 2011. Moreover, our Thermal Products segment has not yet begun to experience an increase in demand within the ATE industry although both our Mechanical and Electrical Products segments have experienced increased levels of demand in the most recent quarter.

We believe the increased level of net revenues experienced by both our Mechanical and Electrical Products segments during the second quarter of 2013 as compared to the first quarter of 2013 reflects increased demand within the ATE industry. Our Mechanical Products segment also recorded an increase in net revenues in the second quarter of 2013 as compared to the same period in 2012, reflecting the impact of this increased level of demand. However, for our Electrical Products segment, net revenues for the second quarter of 2013 decreased as compared to the same period in 2012. We attribute this decrease to the fact that during the second quarter of 2012, our Electrical Products segment experienced an unusually high level of demand from one particular OEM customer which offset the decline in demand within the ATE industry during that quarter.

Total orders for the quarter ended June 30, 2013 were $11.0 million compared to $7.7 million for the quarter ended March 31, 2013 and $11.8 million for the quarter ended June 30, 2012. For the quarter ended June 30, 2013, orders for our Thermal, Mechanical and Electrical Products segments were $5.4 million, $3.7 million and $1.9 million, respectively, compared to $4.7 million, $2.2 million and $759,000 for the quarter ended March 31, 2013, respectively, and $6.4 million, $2.3 million and $3.1 million for the quarter ended June 30, 2012, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $2.2 million or 20%, respectively, for the quarter ended June 30, 2013, compared to $1.4 million or 18%, respectively, for the quarter ended March 31, 2013, and $1.4 million or 12%, respectively, for the quarter ended June 30, 2012.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At June 30, 2013, our backlog of unfilled orders for all products was approximately $2.7 million compared with approximately $2.9 million at March 31, 2013 and $5.2 million at June 30, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2013. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2013 and 2012, our OEM sales as a percentage of net revenues were 10% and 16%, respectively.

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
	Percentage of Net Revenues
	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.3	54.4	52.6	55.6
Gross margin	48.7	45.6	47.4	44.4
Selling expense	13.6	11.4	13.5	12.2
Engineering and product development expense	8.2	7.2	9.5	7.8
General and administrative expense	13.6	12.3	15.2	15.0
Restructuring and other charges	0.0	0.0	0.0	1.5
Operating income	13.3	14.7	9.2	7.9
Other income (expense)	0.0	0.0	0.0	0.0
Earnings before income tax expense	13.3	14.7	9.2	7.9
Income tax expense	4.4	4.9	2.8	2.6
Net earnings	8.9%	9.8%	6.4%	5.3%

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Net Revenues. Net revenues were $11.2 million for the quarter ended June 30, 2013 compared to $13.6 million for the same period in 2012, a decrease of $2.4 million or 17%. We believe the decrease in our net revenues during the second quarter of 2013 primarily reflects the factors previously discussed in the Overview.

During the quarter ended June 30, 2013, our net revenues from customers in the U.S. decreased 6% and our net revenues from foreign customers decreased 22%, respectively, as compared to the same period in 2012. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 49% for the quarter ended June 30, 2013 compared to 46% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 38% of net revenues in the second quarter of 2012 to 36% of net revenues in the second quarter of 2013. We attribute the decrease to changes in customer and product mix. In addition, the improvement in gross margin reflects a lower level of charges for obsolete and excess inventory in the second quarter of 2013 as compared to the same period in 2012. The reduction in these charges primarily reflects fewer items falling into our standard objective criteria. Finally, although our fixed operating costs were relatively unchanged as a percentage of net revenues, in absolute dollar terms these costs declined $345,000 in the second quarter of 2013 as compared to the same period in 2012. This decrease primarily reflects reduced staff in the manufacturing operations of our Thermal Products segment. During the second quarter of 2012, we had higher staffing levels as a result of the integration of the Thermonics acquisition.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Selling Expense. Selling expense was $1.5 million for the quarter ended June 30, 2013 compared to $1.6 million for the same period in 2012, a decrease of $27,000 or 2%. The decrease primarily reflects lower levels of advertising, trade show and travel expenses which were partially offset by an increase in salary and benefits expense as a result of increases in our sales staff in our Thermal Products segment.

Engineering and Product Development Expense. Engineering and product development expense was $925,000 for the quarter ended June 30, 2013 compared to $980,000 for the same period in 2012, a decrease of $55,000 or 6%. The decrease primarily reflects reduced spending on materials used in product development projects, as well as third party product development consultants.

General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended June 30, 2013 compared to $1.7 million for the same period in 2012, a decrease of $142,000 or 9%. The decrease primarily reflects reduced levels of profit-based bonus accruals reflecting the lower level of earnings in the second quarter of 2013 as compared to the same period in 2012.

Income Tax Expense. For the quarter ended June 30, 2013, we recorded income tax expense of $484,000 compared to income tax expense of $660,000 for the same period in 2012. Our effective tax rate was relatively unchanged at 33% for each of the quarters ended June 30, 2013 and 2012, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Revenues. Net revenues were $20.2 million for the six months ended June 30, 2013 compared to $24.3 million for the same period in 2012, a decrease of $4.1 million or 17%. We believe the decrease in our net revenues during the first six months of 2013 primarily reflects the factors previously discussed in the Overview.

During the six months ended June 30, 2013, our net revenues from customers in the U.S. decreased 15% and our net revenues from foreign customers decreased 18%, respectively, as compared to the same period in 2012. The impact of changes in foreign currency exchange rates on the decrease in net revenues from foreign customers was less than 1%.

Gross Margin. Gross margin was 47% for the six months ended June 30, 2013 compared to 44% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 37% of net revenues for the first six months of 2012 to 35% of net revenues for the same period in 2013. We attribute the decrease to changes in customer and product mix. In addition, our fixed operating costs declined from 15% of net revenues for the first six months of 2012 to 14% of net revenues for the same period in 2013. In absolute dollar terms these costs declined $709,000. This decrease primarily reflects reduced headcount in our Thermal Products segment. Finally, the improvement in gross margin reflects a lower level of charges for obsolete and excess inventory in the first six months of 2013 as compared to the same period in 2012. The reduction in these charges primarily reflects fewer items falling into our standard objective criteria.

Selling Expense. Selling expense was $2.7 million for the six months ended June 30, 2013 compared to $3.0 million for the same period in 2012, a decrease of $244,000 or 8%. The decrease primarily reflects lower levels of commission expense reflecting the lower net revenue levels in the first six months of 2013 as compared to the same period in 2012.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.9 million for each of the six months ended June 30, 2013 and 2012, respectively. Increases in spending on matters related to our intellectual property were offset by reductions in the use of third party consultants.

General and Administrative Expense. General and administrative expense was $3.1 million for the six months ended June 30, 2013 compared to $3.7 million for the same period in 2012, a decrease of $577,000 or 16%. During the first six months of 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics and $55,000 in costs related to the relocation of our Electrical Products segment's operation in California. There were no similar costs recorded in the first six months of 2013. To a lesser extent, the decrease also reflects lower levels of professional fees and a reduction in salary and benefits expense.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first six months of 2012. There were no similar charges for the first six months of 2013. The restructuring and other charges recorded during the first six months of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Income Tax Expense. For the six months ended June 30, 2013, we recorded income tax expense of $562,000 compared to income tax expense of $632,000 for the same period in 2012. Our effective tax rate was 30% for the first six months of 2013 compared to 33% for the same period in 2012. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The reduction in our effective tax rate in the first six months of 2013 as compared to the same period in 2012 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits; this change was enacted in January 2013.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2013 was $541,000 compared to $1.7 million for the same period in 2012. During the first six months of 2013, we recorded net earnings of $1.3 million. However, the positive impact on cash of our net earnings was offset by an increase of $1.8 million in accounts receivable and $423,000 in inventories. These increases reflect increased business activity, particularly during the second quarter of 2013 as compared to the fourth quarter of 2012. These increases were partially offset by a $287,000 increase in accounts payable during the first six months of 2013, also reflecting the increased business activity as compared to the fourth quarter of 2012. During the first six months of 2013, domestic and foreign income taxes payable increased $255,000 reflecting the accrual of income tax due on our earnings and accrued wages and benefits decreased $238,000 reflecting the payout of profit related bonuses accrued on the prior year's results. During the first six months of 2013, we recorded $426,000 of non-cash charges for depreciation and amortization.

We have no significant commitments for capital expenditures for the balance of 2013, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of June 30, 2013, we had cash and cash equivalents of $16.0 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2013, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2012 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended June 30, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Not applicable.

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
inTEST Corporation
Date:	August 12, 2013	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 12, 2013	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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