Form 10-Q
period 2013-09-30
INTEST CORP
filed 2013-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number 1-36117

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2013:

10,557,678

inTEST CORPORATION

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                       2013       2012
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $16,751    $15,576
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $147, respectively                   7,398      5,501
  Inventories                                                          3,484      3,135
  Deferred tax assets                                                  1,132      1,004
  Prepaid expenses and other current assets                              387        363
     Total current assets                                             29,152     25,579
Property and equipment:
  Machinery and equipment                                              4,045      3,948
  Leasehold improvements                                                 594        591
     Gross property and equipment                                      4,639      4,539
  Less: accumulated depreciation                                      (3,443)    (3,289)
     Net property and equipment                                        1,196      1,250
Deferred tax assets                                                      958      1,034
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,845      2,194
Restricted certificates of deposit                                       450        450
Other assets                                                             191        186
     Total assets                                                    $35,498    $32,399
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,507    $ 1,041
  Accrued wages and benefits                                           1,479      1,562
  Accrued sales commissions                                              402        348
  Accrued rent                                                           570        529
  Accrued professional fees                                              427        385
  Deferred revenue and customer deposits                                 147        255
  Domestic and foreign income taxes payable                              332         83
  Other current liabilities                                              257        376
     Total current liabilities                                         5,121      4,579

Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,505,755 and 10,453,255 shares issued, respectively               105        105
  Additional paid-in capital                                          26,146     26,030
  Retained earnings                                                    3,021        636
  Accumulated other comprehensive earnings                             1,309      1,253
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       30,377     27,820
     Total liabilities and stockholders' equity                      $35,498    $32,399
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2013       2012       2013       2012
                                               -------    -------    -------    -------

Net revenues                                   $ 9,900    $10,799    $30,091    $35,106
Cost of revenues                                 5,144      6,037     15,765     19,554
                                               -------    -------    -------    -------
      Gross margin                               4,756      4,762     14,326     15,552
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,255      1,322      3,972      4,283
   Engineering and product development
     expense                                       945      1,006      2,866      2,910
   General and administrative expense            1,469      1,445      4,548      5,101
   Restructuring and other charges                   -          -          -        359
                                               -------    -------    -------    -------
      Total operating expenses                   3,669      3,773     11,386     12,653
                                               -------    -------    -------    -------

Operating income                                 1,087        989      2,940      2,899
Other income                                        27         23         31         36
                                               -------    -------    -------    -------

Earnings before income tax expense               1,114      1,012      2,971      2,935
Income tax expense                                  24        348        586        980
                                               -------    -------    -------    -------
      Net earnings                             $ 1,090    $   664    $ 2,385    $ 1,955
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.11      $0.06      $0.23      $0.19

Weighted average common shares
 outstanding - basic                        10,377,189 10,302,417 10,358,960 10,260,601

Net earnings per common share - diluted          $0.10      $0.06      $0.23      $0.19

Weighted average common shares and common
 share equivalents outstanding - diluted    10,404,095 10,360,377 10,383,970 10,348,180

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2013      2012      2013      2012
                                           -------   -------   -------   -------

Net earnings                               $ 1,090   $   664   $ 2,385   $ 1,955

Foreign currency translation adjustments        88        26        56       (16)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,178   $   690   $ 2,441   $ 1,939
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                 Common Stock  Additional               Other                   Total
                             -----------------  Paid-In    Retained   Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital    Earnings     Earnings      Stock     Equity
                             ---------- ------ ---------- ----------- ------------- -------- -------------

Balance, January 1, 2013     10,453,255  $ 105  $26,030    $    636      $1,253      $(204)     $27,820

Net earnings                          -      -        -       2,385           -          -        2,385

Other comprehensive earnings          -      -        -           -          56          -           56

Amortization of deferred
  compensation related to
  restricted stock                    -      -       86           -           -          -           86

Issuance of non-vested
  shares of restricted stock     42,500      -        -           -           -          -            -

Stock options exercised          10,000      -       30           -           -          -           30
                             ----------  -----  -------    --------      ------      -----      -------

Balance, Sept. 30, 2013      10,505,755  $ 105  $26,146    $  3,021      $1,309      $(204)     $30,377
                             ==========  =====  =======    ========      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Nine Months Ended
                                                                            Sept. 30,
                                                                       ------------------
                                                                         2013       2012
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 2,385    $ 1,955
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          640        696
    Provision for excess and obsolete inventory                            264        522
    Foreign exchange (gain) loss                                             6        (10)
    Amortization of deferred compensation related to restricted stock       86         93
    Profit sharing expense funded through the issuance of treasury stock     -        150
    (Gain) loss on sale of property and equipment                           (3)         5
    Proceeds from sale of demonstration equipment, net of gain              24         86
    Deferred income tax expense (benefit)                                  (52)       489
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,892)       465
      Inventories                                                         (612)       404
      Prepaid expenses and other current assets                            (23)       (71)
      Restricted certificates of deposit                                     -         50
      Other assets                                                          (1)        14
      Accounts payable                                                     465        380
      Accrued wages and benefits                                           (88)      (255)
      Accrued sales commissions                                             54        (50)
      Accrued rent                                                          41        101
      Accrued professional fees                                             42        (44)
      Deferred revenue and customer deposits                              (110)      (239)
      Domestic and foreign income taxes payable                            249        208
      Other current liabilities                                           (119)      (123)
                                                                       -------    -------
Net cash provided by operating activities                                1,356      4,826
                                                                       -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                    -     (3,802)
  Purchase of property and equipment                                      (257)      (283)
  Proceeds from sale of property and equipment                              10         13
                                                                       -------    -------
Net cash used in investing activities                                     (247)    (4,072)
                                                                       -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                     30          -
                                                                       -------    -------
Net cash provided by financing activities                                   30          -
                                                                       -------    -------
Effects of exchange rates on cash                                           36        (11)
                                                                       -------    -------
Net cash provided by all activities                                      1,175        743
Cash and cash equivalents at beginning of period                        15,576     13,957
                                                                       -------    -------
Cash and cash equivalents at end of period                             $16,751    $14,700
                                                                       =======    =======
Cash payments for:
  Domestic and foreign income taxes                                    $   389    $   283
  Interest                                                             $     -    $     8

Details of acquisition:
  Fair value of assets acquired                                                   $ 4,026
  Liabilities assumed                                                                (274)
  Goodwill resulting from acquisition                                                  50
                                                                                  -------
    Net cash paid for acquisition                                                 $ 3,802
                                                                                  =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of non-vested shares of restricted stock                    $   124    $     -

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current industry conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $264 and $522 for the nine months ended September 30, 2013 and 2012, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 9.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2013, other than the issuance of 85,000 shares of restricted stock on October 29, 2013, as discussed further in Note 12.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	10,377,189	10,302,417	10,358,960	10,260,601
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	26,906	57,960	25,010	87,579
Weighted average common shares and common share equivalents outstanding - diluted	10,404,095	10,360,377	10,383,970	10,348,180

Average number of potentially dilutive securities excluded from calculation	12,500	229,675	16,715	42,720

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

The purchase price for the assets was approximately $3,802 in cash, plus the assumption of specified liabilities, including trade payables and certain customer contract obligations. In connection with this acquisition, we also signed a separate one year lease for the facility then occupied by Thermonics in Sunnyvale, California. This facility was owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During 2012, we recorded a restructuring charge of $313 related to this action. See Note 5 for further detail regarding this charge.

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the nine months ended September 30, 2013.

Intangible Assets

The following tables provide further detail about our intangible assets as of September 30, 2013 and December 31, 2012:
	Sept. 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 653	$ 827
Patented technology	590	297	293
Software	270	135	135
Trade name	140	60	80
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,263	1,335
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,263	$1,845

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

The following table sets forth changes in the amount of the carrying value of intangible assets for the nine months ended September 30, 2013:
Balance - January 1, 2013	$2,194
Amortization	(349)
Balance - September 30, 2013	$1,845

Total amortization expense for the nine months ended September 30, 2013 and 2012 was $349 and $370, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2013	$446
2014	$355
2015	$289
2016
$229
2017
$212

(5)  RESTRUCTURING AND OTHER CHARGES

In connection with the acquisition of Thermonics, as discussed further in Note 3, we signed a separate one year lease for the facility in Sunnyvale, California then occupied by Thermonics at the time of the acquisition. This facility was owned by certain shareholders of the seller. We ceased operations at this facility in February 2012 and relocated the Thermonics product line to our facility in Mansfield, Massachusetts where our Temptronic operations are located. During the first quarter of 2012, we incurred approximately $359 of facility closure costs related to this action. These costs included lease termination fees of approximately $220 and other costs associated with this consolidation of facilities, including the cost to relocate inventory and equipment, of approximately $139. During the fourth quarter of 2012 we received a refund of $46 of lease termination fees paid in the first quarter due to the sale of the leased facility.

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

(6)  MAJOR CUSTOMERS

During the nine months ended September 30, 2013 and 2012, Texas Instruments Incorporated accounted for 12% and 16%, respectively, of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the nine months ended September 30, 2012, Teradyne, Inc. accounted for 13% of our consolidated net revenues. While both our Mechanical Products and our Electrical Products segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2013 and 2012.

(7)  INVENTORIES

Inventories held at September 30, 2013 and December 31, 2012 were comprised of the following:
	Sept. 30, 2013	Dec. 31, 2012
Raw materials	$2,816	$2,157
Work in process	334	454
Inventory consigned to others	86	105
Finished goods	248	419
	$3,484	$3,135

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2013 and December 31, 2012 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Sept. 30, 2013	Dec. 31, 2012
Mt. Laurel, NJ	3/29/2010	3/31/2014	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2014	8/23/2021	200	200
				$450	$450

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(9)   STOCK-BASED COMPENSATION

As of September 30, 2013, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2012 Form 10-K.

As of September 30, 2013, total compensation expense to be recognized in future periods was $144. The weighted average period over which this expense is expected to be recognized is 1.8 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2013 and 2012, respectively, related to nonvested shares:
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Cost of revenues	$ 2	$ 1	$ 5	$ 5
Selling expense	3	3	7	7
Engineering and product development expense	7	7	21	19
General and administrative expense	16	21	53	62
	$28	$32	$86	$93

There was no compensation expense capitalized in the three or nine months ended September 30, 2013 or 2012.

The following table summarizes the activity related to nonvested shares for the nine months ended September 30, 2013:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2013	108,750	$1.63
Granted	42,500	2.92
Vested	(56,250)	1.70
Forfeited	-	-
Nonvested shares outstanding, September 30, 2013	95,000	1.54

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2013:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2013 (219,000 exercisable)	219,000	$3.17
Granted	-	-
Exercised	(10,000)	3.04
Forfeited/Expired	(199,000)	3.05
Options outstanding, September 30, 2013 (10,000 exercisable)	10,000	5.66

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

(11) SEGMENT INFORMATION

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2012
Thermal Products	$ 5,844	$ 6,037	$17,514	$18,651
Mechanical Products	2,193	2,677	7,784	8,267
Electrical Products	1,863	2,085	4,793	8,188
	$ 9,900	$10,799	$30,091	$35,106
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,232	$ 895	$3,468	$2,267
Mechanical Products	(346)	(324)	(742)	(1,256)
Electrical Products	294	376	493	2,115
Corporate	(66)	65	(248)	(191)
	$1,114	$1,012	$2,971	$2,935
Net earnings (loss):
Thermal Products	$1,206	$ 587	$2,847	$1,483
Mechanical Products	(339)	(212)	(686)	(797)
Electrical Products	288	246	422	1,384
Corporate	(65)	43	(198)	(115)
	$1,090	$ 664	$2,385	$1,955

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(11) SEGMENT INFORMATION (Continued)

Identifiable assets:	Sept. 30, 2013	Dec. 31, 2012
Thermal Products	$23,504	$20,849
Mechanical Products	7,388	7,737
Electrical Products	4,606	3,813
	$35,498	$32,399

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2012
U.S.	$ 3,098	$ 4,123	$ 9,816	$12,052
Foreign	6,802	6,676	20,275	23,054
	$ 9,900	$10,799	$30,091	$35,106

Property and equipment:			Sept. 30, 2013	Dec. 31, 2012
U.S.			$ 735	$ 899
Foreign			461	351
			$1,196	$1,250

(12) SUBSEQUENT EVENTS

On October 29, 2013, we issued 85,000 shares of restricted stock to various key employees and certain executive officers, one of which is a director. Based on a grant date fair value of $3.97 per share, we will record total compensation expense of $337 related to these shares. This expense will be recorded on a straight-line basis over the four year vesting period.

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

smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (iv) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (v) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale). These shifts in market practices have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Net Revenues and Orders

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and geographic area (based on the location to which the goods are shipped).
	(in 000's)
	Three Months Ended			Nine Months Ended
	Sept. 30,		June 30,	Sept. 30,
Net revenues from unaffiliated customers:	2013	2012	2013	2013	2012
Thermal Products	$ 5,844	$ 6,037	$ 5,772	$17,514	$18,651
Mechanical Products	2,193	2,677	3,798	7,784	8,267
Electrical Products	1,863	2,085	1,648	4,793	8,188
	$ 9,900	$10,799	$11,218	$30,091	$35,106
Net revenues from unaffiliated customers:
U.S.	$ 3,098	$ 4,123	$ 3,504	$ 9,816	$12,052
Foreign	6,802	6,676	7,714	20,275	23,054
	$ 9,900	$10,799	$11,218	$30,091	$35,106

Our consolidated net revenues for the quarter ended September 30, 2013 decreased $899,000 or 8% as compared to the same period in 2012. For the quarter ended September 30, 2013, the net revenues of our Thermal, Mechanical and Electrical Products segments decreased $193,000 or 3%, $484,000 or 18% and $222,000 or 11%, respectively, as compared to the same period in 2012. Our consolidated net revenues for the quarter ended September 30, 2013 decreased $1.3 million or 12% as compared to the quarter ended June 30, 2013. The net revenues of our Thermal and Electrical Products segments increased $72,000 or 1% and $215,000 or 13%, respectively, for the third quarter of 2013 as compared to the second quarter of 2013, while the net revenues of our Mechanical Products segment decreased $1.6 million or 42% during this time period. Net revenues from customers in various industries outside of the ATE industry and those net revenues as a percentage of our total consolidated net revenues were $3.6 million or 37%, respectively, for the quarter ended September 30, 2013, compared to $2.5 million or 22%, respectively, for the quarter ended June 30, 2013, and $1.3 million or 12%, respectively, for the quarter ended September 30, 2012.

We believe the decline in the level of net revenues for all of our product segments in the third quarter of 2013 as compared to the same period in 2012 primarily reflects reduced levels of demand within the ATE industry. We experienced a softening in demand during the third quarter of 2013 which became more pronounced as the quarter progressed. We currently expect this reduced level of demand to impact the level of both orders and shipments for all of our product segments in the fourth quarter of 2013.

The increase in the level of net revenues of our Thermal and Electrical Products segments for the third quarter of 2013 as compared to the second quarter of 2013 was due primarily to two factors: in our Thermal Products segment, this increase was due to a higher level of net revenues from the various industries outside of the ATE industry to which this segment sells, while in our Electrical Products segment, the increase was driven by significantly increased demand from one large OEM customer. These improvements in net revenues in the third quarter of 2013 as compared to the second quarter of 2013 were not large enough to offset the reduction in net revenues in our Mechanical Products segment, however, resulting in an overall decrease in our consolidated net revenues as compared to the second quarter of 2013.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

We believe the decline in the net revenues of our Mechanical Products segment during the third quarter of 2013 as compared to the second quarter of 2013 reflects weakened demand for this segment's products. We believe this weakened demand is indicative not only of overall weakness in the ATE industry but also the increasing captive manufacturing of manipulators by some tester manufacturers. While this trend began several years ago, it is only since 2012 that these actions have begun to significantly reduce the size of the available market for non-captive manufactured manipulator products. We have seen a similar trend develop in the available market for docking hardware products as well, but to date, our net revenues for docking hardware products have not been as negatively affected as those of our manipulator products. We are currently exploring various options with the goal of both increasing our level of net revenues as well as reducing our overall level of variable and fixed costs for this product segment.

Total orders for the quarter ended September 30, 2013 were $10.4 million compared to $11.0 million for the quarter ended June 30, 2013 and $8.7 million for the quarter ended September 30, 2012. For the quarter ended September 30, 2013, orders for our Thermal, Mechanical and Electrical Products segments were $6.5 million, $1.8 million and $2.1 million, respectively, compared to $5.4 million, $3.7 million and $1.9 million for the quarter ended June 30, 2013, respectively, and $5.7 million, $1.7 million and $1.3 million for the quarter ended September 30, 2012, respectively. Orders from customers in various industries outside of the ATE industry and those orders as a percentage of our total consolidated orders were $3.8 million or 36%, respectively, for the quarter ended September 30, 2013, compared to $2.2 million or 20%, respectively, for the quarter ended June 30, 2013, and $1.6 million or 19%, respectively, for the quarter ended September 30, 2012.We cannot be certain what the level of our orders or net revenues will be in any future period for any of our product segments.

Backlog

At September 30, 2013, our backlog of unfilled orders for all products was approximately $3.2 million compared with approximately $2.7 million at June 30, 2013 and $3.2 million at September 30, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2013. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other industries including the automotive, consumer electronics, defense/aerospace, energy and telecommunications industries. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2013 and 2012, our OEM sales as a percentage of net revenues were 11% and 16%, respectively.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We have also continued to experience demands from our OEM customers' supply chain managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will continue to reduce our gross and operating margins.

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
	Percentage of Net Revenues
	Quarters Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.0	55.9	52.4	55.7
Gross margin	48.0	44.1	47.6	44.3
Selling expense	12.7	12.2	13.2	12.2
Engineering and product development expense	9.5	9.3	9.5	8.3
General and administrative expense	14.8	13.4	15.1	14.5
Restructuring and other charges	0.0	0.0	0.0	1.0
Operating income	11.0	9.2	9.8	8.3
Other income	0.3	0.2	0.1	0.1
Earnings before income tax expense	11.3	9.4	9.9	8.4
Income tax expense	0.3	3.2	2.0	2.8
Net earnings	11.0%	6.2%	7.9%	5.6%

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Net Revenues. Net revenues were $9.9 million for the quarter ended September 30, 2013 compared to $10.8 million for the same period in 2012, a decrease of $899,000 or 8%. We believe the decrease in our net revenues during the third quarter of 2013 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 48% for the quarter ended September 30, 2013 compared to 44% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 37% of net revenues in the third quarter of 2012 to 33% of net revenues in the third quarter of 2013. We attribute the decrease to changes in product and customer mix. In addition, the improvement in gross margin reflects a lower level of charges for obsolete and excess inventory in the third quarter of 2013 as compared to the same period in 2012. The reduction in these charges primarily reflects fewer items falling into our standard objective criteria. These decreases were partially offset by an increase in our fixed operating costs as a percentage of net revenues. Although these costs decreased $57,000 in absolute dollar terms, they increased from 15% of net revenues for the third quarter of 2012 to 16% of net revenues for the third quarter of 2013 reflecting that they were less fully absorbed due to the lower net revenue levels in the third quarter of 2013.

Selling Expense. Selling expense was $1.3 million for each of the quarters ended September 30, 2013 and 2012, respectively. Reductions in commissions due to the lower net revenue levels in the third quarter of 2013 were offset by higher levels of salary and benefits expense as a result of an increase in our sales staff in our Thermal and Electrical Products segments.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Engineering and Product Development Expense. Engineering and product development expense was $945,000 for the quarter ended September 30, 2013 compared to $1.0 million for the same period in 2012, a decrease of $61,000 or 6%. The decrease primarily reflects reduced spending on third party product development consultants.

General and Administrative Expense. General and administrative expense was $1.5 million for the quarter ended September 30, 2013 compared to $1.4 million for the same period in 2012, a decrease of $24,000 or 2%. The decrease primarily reflects the discontinuation of the profit sharing contributions in our Thermal Products segment effective January 1, 2013.

Income Tax Expense. For the quarter ended September 30, 2013, we recorded income tax expense of $24,000 compared to $348,000 for the same period in 2012. Our effective tax rate was 2% for the quarter ended September 30, 2013 compared to 34% for the same period in 2012. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The reduction in our effective tax rate for the third quarter of 2013 primarily reflects additional benefits recorded in connection with the finalization of an audit of our German operation as well as, to a lesser extent, the filing of our 2012 federal income tax return, both of which occurred in September 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Revenues. Net revenues were $30.1 million for the nine months ended September 30, 2013 compared to $35.1 million for the same period in 2012, a decrease of $5.0 million or 14%. For the nine months ended September 30, 2013, the net revenues of our Thermal, Mechanical and Electrical Products segments decreased $1.1 million or 6%, $483,000 or 6% and $3.4 million or 42%, respectively, as compared to the same period in 2012. We believe the decrease in our net revenues during the first nine months of 2013 primarily reflects the factors previously discussed in the Overview. In addition, we attribute the higher percentage decrease for our Electrical Products segment in the first nine months of 2013 as compared to the same period in 2012 to the fact that during the first nine months of 2012, our Electrical Products segment experienced an unusually high level of demand from one particular OEM customer which was non-recurring.

Gross Margin. Gross margin was 48% for the nine months ended September 30, 2013 compared to 44% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 37% of net revenues for the first nine months of 2012 to 34% of net revenues for the same period in 2013. We attribute the decrease to changes in customer and product mix. In addition, the improvement in gross margin reflects a lower level of charges for obsolete and excess inventory in the first nine months of 2013 as compared to the same period in 2012. The reduction in these charges primarily reflects fewer items falling into our standard objective criteria. Finally, although our fixed operating costs were relatively unchanged at 15% of net revenues for the first nine months of 2013 and 2012, in absolute dollar terms these costs declined $766,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease primarily reflects reduced headcount in our Thermal and Mechanical Products segments.

Selling Expense. Selling expense was $4.0 million for the nine months ended September 30, 2013 compared to $4.3 million for the same period in 2012, a decrease of $311,000 or 7%. The decrease primarily reflects lower levels of commission expense reflecting the lower net revenue levels in the first nine months of 2013 as compared to the same period in 2012. This decrease was partially offset by higher levels of salary and benefits expense as a result of an increase in our sales staff in our Thermal and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $2.9 million for each of the nine months ended September 30, 2013 and 2012, respectively. Increases in spending on matters related to our intellectual property were offset by reductions in the use of third party product development consultants.

General and Administrative Expense. General and administrative expense was $4.5 million for the nine months ended September 30, 2013 compared to $5.1 million for the same period in 2012, a decrease of $553,000 or 11%. During the first nine months of 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics and $55,000 in costs related to the relocation of our Electrical Products segment's operation in California. There were no similar costs recorded in the first nine months of 2013. To a lesser extent, the decrease also reflects lower levels of professional fees and a reduction in salary and benefits expense.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Restructuring and Other Charges. Restructuring and other charges were $359,000 for the first nine months of 2012. There were no similar charges for the first nine months of 2013. The restructuring and other charges recorded during the first nine months of 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Income Tax Expense. For the nine months ended September 30, 2013, we recorded income tax expense of $586,000 compared to $980,000 for the same period in 2012. Our effective tax rate was 20% for the first nine months of 2013 compared to 33% for the same period in 2012. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The reduction in our effective tax rate in the first nine months of 2013 as compared to the same period in 2012 reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits which was enacted in January 2013, as well as the recording of additional benefits in connection with the finalization of an audit of our German operation and, to a lesser extent, the filing of our 2012 federal income tax return, both of which occurred in September 2013.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2013 was $1.4 million compared to $4.8 million for the same period in 2012. During the first nine months of 2013, we recorded net earnings of $2.4 million. However, the positive impact on cash of our net earnings was partially offset by an increase of $1.9 million in accounts receivable and $612,000 in inventories. These increases reflect increased business activity during the third quarter of 2013 as compared to the fourth quarter of 2012. These increases were partially offset by a $465,000 increase in accounts payable during the first nine months of 2013, also reflecting the increased business activity as compared to the fourth quarter of 2012. During the first nine months of 2013, domestic and foreign income taxes payable increased $249,000 reflecting the accrual of income tax due on our earnings. Finally, during the first nine months of 2013, we recorded a deferred income tax benefit of $52,000 compared to deferred income tax expense of $489,000 for the comparable period in 2012. The shift from deferred tax expense to a deferred tax benefit during the nine months ended September 30, 2013 primarily reflects the recording of additional benefits in connection with the finalization of an audit of our German operation and, to a lesser extent, the filing of our 2012 federal income tax return, both of which occurred in September 2013.

We have no significant commitments for capital expenditures for the balance of 2013, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

As of September 30, 2013, we had cash and cash equivalents of $16.8 million. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements. We cannot be certain that, if needed, we would be able to obtain any credit facilities or under what terms such credit facilities would be available.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2013, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2012 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	November 13, 2013	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 13, 2013	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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