Form 10-K
period 2013-12-31
INTEST CORP
filed 2014-03-27
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2013 or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________________ to ___________________

Commission File Number 1-36117

inTEST Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	22-2370659 (I.R.S. Employer Identification Number)
804 EAST GATE DRIVE, SUITE 200 MT. LAUREL, NEW JERSEY (Address of Principal Executive Offices)	08054 (Zip Code)
Registrant's telephone number, including area code: (856) 505-8800
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), was: $29,988,259.

The number of shares outstanding of the registrant's Common Stock, as of March 19, 2014, was 10,557,678.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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
    indications of a change in the market cycles in the integrated circuit, or IC, and automatic test equipment, or ATE, markets or other markets we serve;
    developments and trends in the IC and ATE markets;
    the success of our strategy to diversify our business by entering markets outside the IC and ATE markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets;
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
    competitive pricing pressures;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are used by semiconductor manufacturers in conjunction with ATE, in the testing of ICs. In addition, in recent years we have marketed our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our high performance products are designed to enable our customers to improve the efficiency of their test processes and, consequently, their profitability.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product. Our largest customers include Advanced Semiconductor Engineering, Inc., Avago Technologies Limited, Chain-Logic International Corp., Emerson Electric Co., Hakuto Co. Ltd., LTX-Credence Corporation, NXP Semiconductors N.V., ON Semiconductor Corporation, Teradyne, Inc. and Texas Instruments Incorporated.

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

MARKETS

Overview

Our business has historically focused exclusively on the ATE market, which provides automated test equipment to the semiconductor market, however, in recent years we have begun to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. In the last four years, our net revenues from sales in markets outside the ATE market have ranged from 17% to 30%. As we are a new market entrant in these markets outside the ATE market, our sales into these markets have varied significantly from period to period and we expect they will continue to do so in future periods. One of our goals is to further expand our sales in these markets outside the ATE market. For the years ended December 31, 2013 and 2012, our net revenues in markets outside the ATE market and those revenues as a percentage of our total revenues were $10.1 million, or 26%, and $7.8 million, or 18%, respectively.

The level of our net revenues in the various markets we serve outside the ATE market varies significantly from market to market. During 2013, our net revenues into the telecommunications, industrial and defense/aerospace markets represented 10%, 6% and 6%, respectively of our total net revenues. The level of our net revenues in these non-ATE markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. Because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The following discussion of our markets, therefore, is limited to only the ATE and semiconductor markets, which currently represent the majority of our net revenues.

Semiconductor and ATE Markets

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

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

Trends in IC Testing

ATE is used to identify unacceptable packaged ICs and bad die on wafers. ATE assists IC manufacturers in controlling test costs by performing IC testing in an efficient and cost-effective manner. In order to provide testing equipment that can help IC manufacturers meet these goals, we believe the ATE market must address the following issues:

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

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

OUR SOLUTIONS

Historically, we have focused our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We have sought to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We have designed solutions to overcome the evolving challenges facing the ATE and other markets that we serve, which we believe provide the following advantages:

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, have significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics products provide a range of precision temperature forcing systems used throughout various markets to verify the performance of products at a range of temperatures.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2013, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service offices in the U.S., U.K., Germany and Singapore. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

OUR STRATEGIES

We remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost effective products and becoming the key supplier of all of our customers' product testing needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. In particular, the acquisitions of Temptronic in 2000, Sigma in 2008, and Thermonics in 2012, provided access to markets that are less sensitive to cyclicality than the ATE market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the ATE market.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. For the years ended December 31, 2013 and 2012 approximately $10.1 million or 26% and $7.8 million or 18%, respectively, of our consolidated net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

OUR SEGMENTS

Our business is managed as three segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products. Our Thermal Products segment consists of our subsidiaries in Mansfield, Massachusetts (Temptronic Corporation, which manufactures products under the Temptronic, Sigma and Thermonics brand names), Germany (inTEST Thermal Solutions GmbH), and Singapore (inTEST Pte Ltd.). Our Mechanical Products segment consists of our manufacturing operation in Mt. Laurel, New Jersey. Our Electrical Products segment consists of our subsidiary in Fremont, California (inTEST Silicon Valley Corporation).

Semiconductor manufacturers use our mechanical products during testing of wafers and specialized packaged ICs. They use our thermal and electrical products in both front-end and back-end testing of ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We custom design most of our products for each customer's particular combination of ATE.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

Thermal Products

Our thermal products are sold into the environmental test market encompassing a wide variety of markets including the ATE, automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our thermal products enable a manufacturer to test semiconductor wafers and ICs, electronic components and assemblies, mechanical assemblies and electromechanical assemblies. These products provide the ability to characterize and stress test a variety of materials over extreme and variable temperature conditions that can occur in actual use.

ThermoStream(R) Products: Our ThermoStream(R) products are used in the semiconductor market as a stand-alone temperature management tool, or in a variety of electronic test applications as part of our MobileTemp systems. ThermoStream(R) products provide a source of heated and cooled air which can be directed over the component or device under test. These systems are capable of controlling temperatures to within +/- 0.1 degree Celsius over a range of -100 degrees Celsius to as high as +300 degrees Celsius within 1.0 degree Celsius of accuracy. As a stand-alone tool, ThermoStreams(R) provide a temperature-controlled air stream to rapidly change and stabilize the temperature of packaged ICs and other devices.

Our MobileTemp Series combines our ThermoStream(R) products with our family of exclusive, high-speed ThermoChambers to offer thermal test systems with fast, uniform temperature control in a compact package enabling temperature testing at the test location. MobileTemp Systems are designed specifically for small thermal-mass applications beyond the semiconductor market and have found application in the automotive, electronic, fiber optic and oil field service markets testing such things as electronic sub-assemblies, sensor assemblies, and printed circuit boards.

Traditionally, our customers used ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. However, increasingly, our customers use ThermoStream(R) products in longer-run production applications. Sigma has significantly broadened our product line by providing the ability to thermally test devices and assemblies requiring a far larger scale, both physically and thermally, than previously achievable. ThermoStream(R) and MobileTemp products range in price from approximately $15,000 to $50,000.

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

Thermal Platforms: Our platforms are available in surface sizes ranging from 7.2 square inches to 616 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning of testing devices with a flat surface. Platforms are available with temperature ranges as broad as -100 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are priced from $6,500 to $65,000.

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies, used primarily in the semiconductor market, quickly change and stabilize the temperature of semiconductor wafers accurately and uniformly during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +300 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $16,000 to $120,000.

Thermonics(R) Products: Our Thermonics temperature conditioning products provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics and semiconductor industries. Prices range from $20,000 to greater than $100,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

Mechanical Products

Manipulator Products. We offer three lines of manipulator products: the in2(R), the Aero Series and the Cobal Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor. Certain members of the Aero family are also available as a lower-cost solution for dedicated prober-only or handler-only test cell applications.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

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

Thermal Products: We market our thermal products brands, Temptronic, Sigma Systems and Thermonics, under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We visit our distributors regularly and have trained them to sell and service all of our thermal products.

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

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly houses, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

Texas Instruments Incorporated accounted for 13% and 14% of our consolidated net revenues in 2013 and 2012, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012 (and was under 10% in 2013). While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47% of our consolidated net revenues in both 2013 and 2012. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

Our largest customers in 2013 include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Advanced Semiconductor Engineering, Inc.	Teradyne, Inc.	Emerson Electric Co.
Avago Technologies	LTX-Credence Corporation	Hakuto Co. Ltd.
Chain-Logic International Corp.
NXP Semiconductors
ON Semiconductor Corporation
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2013, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and California. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our California facility obtained ISO 9001:2000 certification. Neither our New Jersey nor our California facility have completed their 2009 ISO audits due to the loss of most of our internal ISO auditors in our reductions in force during 2009. As a result, we are no longer ISO 9001 certified, although we continue to employ all the practices embodied in the ISO 9001:2000 standard. We believe that the loss of ISO 9001 certification for our New Jersey and California facilities has not negatively impacted our working relationships with our customers or prevented us from obtaining orders from our customers. Our Massachusetts facility completed ISO 9001:2000 certification in November 2004 and upgraded to ISO 9001:2008 in November 2009 and has maintained certification with the ISO 9001:2008 standard since that time.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2013, we employed a total of 27 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.7 million in 2013 and $3.9 million in 2012 on engineering and product development, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

As of December 31, 2013, we held 47 active U.S. patents and had 13 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2014 and extending through 2031. During 2013, five U.S. patents were issued and we had three U.S. patents expire. We do not believe that the expiration of these patents or the upcoming expiration of certain of our patents in 2014 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the semiconductor equipment market, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. For additional information regarding risks related to our intellectual property, see "Risk Factors. "

COMPETITION

We operate in an increasingly competitive environment within each of our product segments. Some of our competitors have greater financial resources and more extensive design and production capabilities than we do. Certain markets in which we operate have become more fragmented, with smaller companies entering the market. These new smaller entrants typically have much lower levels of fixed operating overhead than we do, which enables them to be profitable with lower priced products. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer relationships worldwide.

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

Our principal competitor for Thermostream products is FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Advanced Temperature Test Systems GmbH and Espec Corp. Our principal competitors for environmental chambers are Thermotron Industries, Cincinnati Sub-Zero Products, Inc. and Espec Corp. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for manipulator products are Esmo AG and Reid-Ashman Manufacturing. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturers Advantest Corporation and Teradyne (who are also our customers) on the sale of docking hardware and manipulators.

Our principal competitors for tester interface products are Reid-Ashman Manufacturing, Esmo AG, Teradyne and Advantest Corporation.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1.    BUSINESS (Continued)

BACKLOG

At December 31, 2013, our backlog of unfilled orders for all products was approximately $3.1 million compared with approximately $4.2 million at December 31, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2014. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2013, we had 127 full time employees, including 58 in manufacturing operations, 48 in customer support/operations and 21 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Our sales are affected by the cyclicality of the semiconductor and ATE markets, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downturn. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have contributed in the past, and will likely continue to contribute in the future, to fluctuations in our operating results.

Our business is subject to intense competition.

We face significant competition throughout the world in each of our product segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than we do. In order to remain competitive, we must be able to continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. Over the last several years, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price based competition, which has and could continue to materially adversely affect our business, financial condition and results of operations.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1A. RISK FACTORS (Continued)

We seek to further diversify the markets for our thermal products in order to increase the proportion of our sales attributable to markets which are less subject to cyclicality than the semiconductor and ATE markets. If we are unable to do so, our future performance will remain substantially exposed to the fluctuations of the cyclicality of the semiconductor and ATE markets.

In recent years, we began selling our thermal products in markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our sales to these non-ATE markets were $10.1 million or 26% of our consolidated net revenues in 2013 compared to $7.8 million or 18% of our net revenues in 2012. Our goal is to increase our sales into these and other non-ATE markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. If we are unable to expand our sales in non-ATE markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

We seek to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited.

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside the ATE market. We may not be able to execute our acquisition strategy if:
    we are unable to identify suitable businesses, technologies or products to acquire;
    we do not have sufficient cash or access to required capital at the necessary time; or
    we are unwilling or unable to outbid larger, more resourceful companies.

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

Demand for our products and our operating results have in the past been negatively affected by sudden downturns in the global economies and the resulting reduction in customer capital investment. In the last several years, political instability in Europe, the Middle East and North Africa has negatively affected global financial markets. In the past, these uncertainties have caused our customers to cancel or postpone deliveries of ordered systems and not to place new orders. Continued global economic uncertainties in these or other regions may continue to depress future sales of our products and services.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1A. RISK FACTORS (Continued)

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations and losses in the future, include:
    the state of the U.S. and global economies;
    changes in the buying patterns of our customers;
    changes in our market share;
    the technological obsolescence of our inventories;
    quantities of our inventories greater than is reasonably likely to be utilized in future periods;
    fluctuations in the level of product warranty charges;
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

In addition to the cyclicality of the semiconductor and ATE markets, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We believe that in recent years there have been a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply line management groups demanding lower prices and spreading purchases across multiple vendors.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1A. RISK FACTORS (Continued)

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

Texas Instruments Incorporated accounted for 13% and 14% of our consolidated net revenues in 2013 and 2012, respectively. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012. While all three of our operating segments sold to these customers, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 47% of our net revenues in both 2013 and 2012. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

We may experience significant variability in our effective tax rates and may have exposure to additional tax liabilities and costs.

We are subject to paying income taxes in the U.S. and various other countries in which we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue entities in the U.S. and other countries. We are also subject to tax audits in the countries where we operate. Any material assessment resulting from an audit from an administrative tax or revenue entity could negatively affect our financial results.

Our industry is subject to rapid technological change, and our business prospects would be negatively affected if we are unable to quickly and effectively respond to innovation in the semiconductor and ATE markets.

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the changes needed in automatic testing systems to respond to developments in the semiconductor market, are likely to continue. We cannot be certain that we will be successful or timely in developing, manufacturing or selling products that will satisfy customer needs or that will attain market acceptance. Our failure to provide products that effectively and timely meet customer needs or gain market acceptance will negatively affect our business prospects.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Our business may suffer if we are unable to attract and retain key employees.

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees or the development of successors with commensurate skills and talents. In the past, during periods of weakened demand which has caused us to experience operating losses, we have implemented temporary salary and benefit reductions and eliminations that have remained in place until our operations returned to profitability. As global economic conditions improve and employment opportunities increase, if we are unable to increase employee salaries and maintain employee benefits commensurate with competitive opportunities, we may not be able to retain our senior management and other key employees. Our business could suffer if we were to lose one of more of our senior officers or other key employees.

If we are not able to obtain patents on or otherwise preserve and protect our proprietary technologies, our business may suffer.

We have obtained domestic and foreign patents covering some of our products which expire between the years 2014 and 2031, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
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
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 16% and 11% of consolidated net revenues in 2013 and 2012, respectively. Net revenues from foreign customers totaled $26.1 million, or 66% of consolidated net revenues in 2013 and $27.5 million, or 63% of consolidated net revenues in 2012. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 2.   PROPERTIES

At December 31, 2013, we leased 6 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2013:
Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mt. Laurel, NJ	4/21	54,897	Corporate headquarters and Mechanical Products segment operations.
Mansfield, MA	8/21	52,700	Thermal Products segment operations.
Fremont, CA	9/17	15,746	Electrical Products segment operations.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 15, 2013, our common stock has been traded on NYSE MKT under the symbol "INTT." Prior to that, our common stock was traded on the NASDAQ under the symbol "INTT". The following table sets forth the high and low sale prices of our common stock, as reported on the NYSE MKT LLC or the NASDAQ Capital Market, as the case may be, for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2013	High	Low
First Quarter	$3.55	$2.63
Second Quarter	3.87	2.81
Third Quarter	4.25	3.75
Fourth Quarter	4.13	3.66

2012
First Quarter	$3.85	$2.74
Second Quarter	3.97	3.13
Third Quarter	3.64	2.28
Fourth Quarter	3.03	2.31

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

On March 19, 2014, the closing price for our common stock as reported on the NYSE MKT LLC was $4.05. As of March 19, 2014, we had 10,557,678 shares outstanding that were held of record by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the year ended December 31, 2013. On December 3, 2012, the Board of Directors declared a one-time special dividend of $0.08 per share paid on December 17, 2012 to stockholders of record at the close of business on December 10, 2012. Payment of any future dividends will be at the discretion of our Board of Directors.

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
	Years Ended December 31,
	2013	2012	2011	2010	2009
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$39,426	$43,376	$47,266	$46,204	$23,499
Gross margin	19,015	19,059	22,893	22,145	7,813
Operating income (loss)	3,962	2,996	7,578	7,350	(5,046)
Net earnings (loss)	3,077	2,156	9,863	7,252	(4,843)
Net earnings (loss) per common share:
Basic	$0.30	$0.21	$0.97	$0.72	$(0.49)
Diluted	$0.30	$0.21	$0.96	$0.72	$(0.49)
Weighted average common shares outstanding :
Basic	10,364	10,273	10,148	10,019	9,975
Diluted	10,419	10,347	10,286	10,142	9,975

	As of December 31,
	2013	2012	2011	2010	2009
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$19,018	$15,576	$13,957	$ 6,895	$ 2,647
Working capital	24,749	21,000	19,759	11,793	6,252
Total assets	35,481	32,399	31,237	21,408	15,144
Long-term debt, net of current portion	-	-	-	-	1,144
Total stockholders' equity	31,149	27,820	26,199	16,104	8,594

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

ATE market cycles are difficult to predict and in recent years have become more volatile and, in certain cases, shorter in duration. Because the market cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter. We believe that purchases of most of our products are typically made from semiconductor manufacturers' capital expenditure budgets. Certain portions of our business, however, are generally less dependent upon the capital expenditure budgets of the end users. For example, purchases of certain of our products, such as docking hardware, for the purpose of upgrading or improving the utilization, performance and efficiency of existing ATE, tend to be counter cyclical to sales of new ATE. Moreover, we believe a portion of our sales of thermal products results from the increasing need for temperature testing of circuit boards and specialized components that do not have the design or quantity to be tested in an electronic device handler.

As part of our diversification strategy to reduce the impact of ATE market volatility on our business operations, we market our Thermostream temperature management systems in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate customer buying patterns or market trends in these non-ATE markets. We believe that these markets usually are less cyclical than the ATE market.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (iv) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (v) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale).

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition, in recent periods we have seen instances where demand for ATE is not consistent for each of our product segments or for any given product within a particular product segment. This inconsistency in demand for ATE can be driven by a number of factors, but in most cases we have found the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received from unaffiliated customers both by product segment and market.
	Years Ended December 31,		Change
Orders from unaffiliated customers:	2013	2012	$ Amount	%
Thermal Products	$21,953	$23,844	$(1,891)	(8)%
Mechanical Products	10,115	9,473	642	7
Electrical Products	6,291	9,441	(3,150)	(33)
	$38,359	$42,758	$(4,399)	(10)%

ATE market	$28,896	$35,756	$(6,860)	(19)%
Non-ATE market	9,463	7,002	2,461	35
	$38,359	$42,758	$(4,399)	(10)%

Total consolidated orders for the year ended December 31, 2013 were $38.4 million compared to $42.8 million for 2012. The decline in consolidated orders reflected the weakened ATE demand that we began to experience in early 2012 and that continued throughout 2013. ATE orders declined $6.9 million or 19% during 2013 as compared to 2012. Both our Thermal and Electrical Products segments experienced declines in their orders during 2013 as compared to 2012, however, each segment saw differing levels of reduction in demand. Our Thermal Products segment experienced a decline in demand from their ATE customers; however, this decline was partially offset by an increase in demand from customers in markets outside the ATE market, including the telecommunications, industrial and defense/aerospace markets. We attribute the higher percentage decrease in 2013 as compared to 2012 for our Electrical Products segment to the fact that during 2012, our Electrical Products segment experienced an unusually high level of demand from one particular OEM customer that was non-recurring.

The Mechanical Products segment experienced an increase in demand in 2013, reflecting increased demand from certain customers in the fourth quarter of 2013 as compared to the same period in 2012. We believe this increase in demand, although primarily driven by certain specific customers, also signals the beginning of a period of improved demand within the ATE market generally. Although we have experienced fluctuating levels of demand in the fourth quarter of 2013 and in the first quarter of 2014 for all of our products segments, we currently expect that demand in the ATE market will improve for all of our product segments during 2014. However, we cannot be certain how long this trend will continue nor can we be certain how significant the increases in demand will be for any future period for any of our product segments.

Orders from customers in various markets outside of the ATE market for the year ended December 31, 2013, grew by 35% during 2013 as compared to 2012 and increased from 16% of our consolidated orders in 2012 to 25% in 2013. We believe the increases in both our orders from customers in various markets outside the ATE market and those orders as a percentage of our consolidated orders reflect improved demand from the customers we serve in several of the markets outside the ATE market, including the telecommunications, industrial and defense/aerospace markets. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2013, our backlog of unfilled orders for all products was approximately $3.1 million compared with approximately $4.2 million at December 31, 2012. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2014. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and market.
	Years Ended December 31,		Change
Net revenues from unaffiliated customers:	2013	2012	$ Amount	%
Thermal Products	$22,962	$24,307	$(1,345)	(6)%
Mechanical Products	9,962	9,904	58	1
Electrical Products	6,502	9,165	(2,663)	(29)
	$39,426	$43,376	$(3,950)	(9)%

ATE market	$29,349	$35,554	$(6,205)	(17)%
Non-ATE market	10,077	7,822	2,255	29
	$39,426	$43,376	$(3,950)	(9)%

The trends in our consolidated net revenues in 2013 were similar to the trends previously discussed with regard to our orders. We believe the reduced level of net revenues from the ATE market in 2013 as compared to 2012, primarily for our Thermal and Electrical Products segments, are indicative of weakened demand in the ATE market. We believe the increased level of net revenues from customers outside the ATE market reflects increased penetration into these new markets.

In addition, in the past several years we have seen a developing trend towards increasing captive manufacturing of manipulators by some tester manufacturers. While this trend began several years ago, it is only since 2012 that this action began to significantly reduce the size of the available market for non-captive manufactured manipulator products. This trend has resulted in reduced levels of net revenues in our Mechanical Products segment in 2012 and 2013 as compared to prior years. As a result, our Mechanical Products segment has experienced significant operating losses in both 2012 and 2013. We are currently exploring various options with a goal of both increasing our level of net revenues as well as reducing our overall level of variable and fixed costs for this product segment.

Although we have seen a similar trend towards increasing captive manufacturing develop in the available markets for docking hardware and tester interface products as well, our net revenues for docking hardware and tester interface products have not been as negatively affected by this trend as those of our manipulator products.

Product/Customer Mix

Our three product segments each have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2013 and 2012, our OEM sales as a percentage of net revenues were 12% and 16%, respectively.

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. Our current net operating margins on most OEM sales, however, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We have also continued to experience demands from our OEM customers' supply line managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will negatively affect our gross and operating margins.

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

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Revenues. Net revenues were $39.4 million for the year ended December 31, 2013 compared to $43.4 million for the same period in 2012, a decrease of $4.0 million or 9%. For the year ended December 31, 2013, the net revenues of our Thermal and Electrical Products segments decreased $1.3 million or 6% and $2.7 million or 29%, respectively, while the net revenues of our Mechanical Products segment were relatively unchanged as compared to the same period in 2012. We believe the decrease in our net revenues during 2013 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 48% for the year ended December 31, 2013 compared to 44% for the same period in 2012. The improvement in the gross margin was primarily the result of a reduction in our component material costs as a percentage of net revenues, which decreased from 36% of net revenues for 2012 to 34% of net revenues for 2013. We attribute the decrease to changes in customer and product mix. In addition, the improvement in gross margin reflects a $377,000 reduction in the level of charges for obsolete and excess inventory in 2013 as compared to 2012. The reduction in these charges primarily reflects fewer items falling into our standard objective criteria. Finally, our fixed operating costs decreased from 16% of net revenues in 2012 to 15% of net revenues in 2013. In absolute dollar terms, these costs declined $979,000 in 2013 as compared to 2012. This decrease primarily reflects reduced headcount in our Thermal and Mechanical Products segments.

Selling Expense. Selling expense was relatively unchanged at $5.4 million for each of the years ended December 31, 2013 and 2012, respectively. During 2013, commissions paid to our internal sales staff in our Thermal and Electrical Products segments declined $148,000 reflecting the lower revenues levels in these segments during 2013 as compared to 2012. To a lesser extent, there were reductions in warranty related expenses, freight and installation costs, also driven by the reduced sales levels in 2013. These decreases were almost fully offset by a $255,000 increase in salary and benefits expense primarily as a result of an increase in our sales staff in our Thermal and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $3.7 million for the year ended December 31, 2013 compared to $3.9 million for the same period in 2012, a decrease of $212,000 or 5%. The decrease primarily reflects a reduction in the use of third party product development consultants and related development supplies in our Thermal Products segment. These decreases were partially offset by an increase in patent legal costs in our Mechanical and Thermal Products segments.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense. General and administrative expense was $6.0 million for the year ended December 31, 2013 compared to $6.4 million for the same period in 2012, a decrease of $455,000 or 7%. During 2012, we recorded $337,000 in costs associated with the acquisition of Thermonics and $55,000 in costs related to the relocation of our Electrical Products segment's operation in California. There were no similar costs recorded in 2013. To a lesser extent, the decrease also reflects lower levels of professional fees.

Restructuring and Other Charges. Restructuring and other charges were $313,000 for 2012. There were no similar charges for 2013. The restructuring and other charges recorded during 2012 represent facility closure costs related to the closure of the Sunnyvale, California facility occupied by Thermonics at the time of our acquisition of this operation.

Income Tax Expense. For the year ended December 31, 2013, we recorded income tax expense of $931,000 compared to $897,000 for the same period in 2012. Our effective tax rate was 23% for 2013 compared to 29% for 2012. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The reduction in our effective tax rate in 2013 as compared to 2012 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits which was enacted in January 2013, as well as the recording of additional benefits in connection with the finalization of an audit of our German operation and, to a lesser extent, additional foreign tax credits determined as a part of the process of finalizing and filing our 2012 federal income tax return, both of which occurred in September 2013.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development and for acquisitions.

Liquidity

Our cash and cash equivalents and working capital were as follows:

	December 31,
	2013	2012
Cash and cash equivalents	$19,018	$15,576
Working capital	$24,749	$21,000

As of December 31, 2013, $2.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. Our intent is to indefinitely reinvest these funds in our foreign operations and we have no current plans that would require us to repatriate these funds to the U.S.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2013 was $3.8 million. During 2013, we recorded net earnings of $3.1 million, which included non-cash charges of $847,000 for depreciation and amortization, $311,000 for excess and obsolete inventory charges and $307,000 of deferred income tax expense. During 2013, accounts receivable and inventories increased $233,000 and $416,000, respectively, compared to the levels at the end of 2012. These

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

increases primarily reflect increased business activity during the fourth quarter of 2013 as compared to the fourth quarter of 2012. During 2013, deferred revenue and customer deposits decreased $182,000 primarily reflecting the completion during 2013 of certain long-term projects that had been ongoing at the end of 2012 in our Thermal Products segment.

Investing Activities. During 2013 purchases of property and equipment were $424,000 which primarily represent additions to leased systems in our Thermal Products segment. We have no significant commitments for capital expenditures for 2014, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Financing Activities. During 2013 there were no significant cash flows from financing activities.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2013 and 2012, we recorded inventory obsolescence charges for excess and obsolete inventory of $311,000 and $688,000, respectively.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. As of December 31, 2013 and 2012, goodwill was $1.7 million. We did not record any impairment charges related to our goodwill during 2013 or 2012.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2013 and 2012, our indefinite-lived intangible asset was $510,000. We did not record any impairment charges related to our indefinite-lived intangible asset during 2013 or 2012.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2013 and 2012, finite-lived intangibles and long-lived assets were $2.5 million and $2.9 million, respectively. We did not record any impairment charges related to our long-lived assets during 2013 or 2012.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2013 and 2012, we had a net deferred tax asset of $1.7 million and $2.0 million, respectively, and a deferred tax valuation allowance of $287,000 and $573,000, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 9A.  CONTROLS AND PROCEDURES (Continued)

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated Framework. Based upon this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2014, or, if our proxy statement is not filed on or before April 30, 2014, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2014, or, if our proxy statement is not filed on or before April 30, 2014, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2014, or, if our proxy statement is not filed on or before April 30, 2014, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2013:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	10,000	$5.66	62,500
Equity compensation plans not approved by security holders	-	-	-
Total	10,000	$5.66	62,500
(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the 2007 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2014, or, if our proxy statement is not filed on or before April 30, 2014, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2014, or, if our proxy statement is not filed on or before April 30, 2014, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 27, 2014

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2014

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 27, 2014

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 27, 2014

/s/ Stuart F. Daniels Stuart F. Daniels, Ph.D, Director	March 27, 2014

/s/ William Kraut William Kraut, Director	March 27, 2014

/s/ James W. Schwartz James W. Schwartz, Esq., Director	March 27, 2014

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws as amended on December 5, 2013. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (4)
10.3	Lease Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (5)
10.4	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (5)
10.5	inTEST Corporation Amended and Restated 1997 Stock Plan. (6)(*)
10.6	inTEST Corporation 2007 Stock Plan. (7)(*)
10.7	Form of Restricted Stock Grant. (8)(*)
10.8	Form of Stock Option Grant - Director. (8)(*)
10.9	Form of Stock Option Grant - Officer. (8)(*)
10.10	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (9)(*)
10.11	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (9)(*)
10.12	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (10)(*)
10.13	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (10)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (11)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (11)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham. (11)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (11)(*)
10.18	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics. (12)
21	Subsidiaries of the Company.
23	Consent of McGladrey LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated December 5, 2013, File No. 001-36117, filed December 9, 2013, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(6)	Previously filed as an appendix to the Company's Proxy Statement filed April 25, 2002, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGLADREY LLP

Blue Bell, Pennsylvania
March 27, 2014

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2013        2012
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $19,018    $15,576
  Trade accounts receivable, net of allowance for
    doubtful accounts of $147 and $147, respectively                  5,748      5,501
  Inventories                                                         3,243      3,135
  Deferred tax assets                                                   701      1,004
  Prepaid expenses and other current assets                             371        363
     Total current assets                                            29,081     25,579
Property and equipment:
  Machinery and equipment                                             4,190      3,948
  Leasehold improvements                                                594        591
     Gross property and equipment                                     4,784      4,539
  Less: accumulated depreciation                                     (3,530)    (3,289)
     Net property and equipment                                       1,254      1,250

Deferred tax assets                                                   1,030      1,034
Goodwill                                                              1,706      1,706
Intangible assets, net                                                1,748      2,194
Restricted certificates of deposit                                      450        450
Other assets                                                            212        186
     Total assets                                                   $35,481    $32,399
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,064    $ 1,041
  Accrued wages and benefits                                          1,635      1,562
  Accrued sales commissions                                             305        348
  Accrued rent                                                          577        529
  Accrued professional fees                                             367        385
  Deferred revenue and customer deposits                                 74        255
  Domestic and foreign income taxes payable                              83         83
  Other current liabilities                                             227        376
     Total current liabilities                                        4,332      4,579

Commitments and Contingencies (Notes 11 and 13)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,590,755 and 10,453,255 shares issued, respectively              106        105
  Additional paid-in capital                                         26,187     26,030
  Retained earnings                                                   3,713        636
  Accumulated other comprehensive earnings                            1,347      1,253
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively      (204)      (204)
     Total stockholders' equity                                      31,149     27,820

     Total liabilities and stockholders' equity                     $35,481    $32,399
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2013             2012
                                                          -------          -------
Net revenues                                              $39,426          $43,376
Cost of revenues                                           20,411           24,317
      Gross margin                                         19,015           19,059

Operating expenses:
   Selling expense                                          5,395            5,425
   Engineering and product development expense              3,683            3,895
   General and administrative expense                       5,975            6,430
   Restructuring and other charges                              -              313
      Total operating expenses                             15,053           16,063

Operating income                                            3,962            2,996
Other income                                                   46               57

Earnings before income tax expense                          4,008            3,053
Income tax expense                                            931              897

      Net earnings                                        $ 3,077          $ 2,156
                                                          =======          =======
Net earnings per common share:
  Basic                                                    $0.30            $0.21
  Diluted                                                  $0.30            $0.21
Weighted average common shares outstanding:
  Basic                                                 10,363,678       10,273,377
  Diluted                                               10,419,103       10,347,077

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2013             2012
                                                          -------          -------
Net earnings                                              $ 3,077          $ 2,156

Foreign currency translation adjustments                       94               36

Comprehensive earnings                                    $ 3,171          $ 2,192
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                             (Accumulated   Accumulated
                                   Common Stock   Additional   Deficit)        Other                  Total
                                -----------------  Paid-In     Retained    Comprehensive  Treasury Stockholders'
                                  Shares   Amount  Capital     Earnings       Earnings     Stock      Equity
                                ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2012        10,463,255  $ 105   $26,035    $   (686)      $1,217      $  (472)     $26,199

Net earnings                             -      -         -       2,156            -            -        2,156
Cash dividends of $0.08 per
  common share                           -      -         -        (834)           -            -         (834)
Other comprehensive earnings             -      -         -           -           36            -           36
Amortization of deferred
  compensation related to
  restricted stock                       -      -       113           -            -            -          113
Forfeiture of non-vested
  shares of restricted stock       (10,000)     -         -           -            -            -            -
Issuance of 43,251 shares
  to satisfy profit sharing
  expense                                -      -      (118)          -            -          268          150
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2012      10,453,255    105    26,030         636        1,253         (204)      27,820

Net earnings                             -      -         -       3,077            -            -        3,077
Other comprehensive earnings             -      -         -           -           94            -           94
Amortization of deferred
  compensation related to
  restricted stock                       -      -       128           -            -            -          128
Issuance of non-vested
  shares of restricted stock       127,500      1        (1)          -            -            -            -
Stock options exercised             10,000      -        30           -            -            -           30
                                ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2013      10,590,755  $ 106   $26,187    $  3,713       $1,347      $  (204)     $31,149

                                ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2013             2012
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 3,077          $ 2,156
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             847              933
    Provision for excess and obsolete inventory                               311              688
    Foreign exchange (gain) loss                                                4              (12)
    Amortization of deferred compensation related to restricted stock         128              113
    Profit sharing expense funded through the issuance of treasury stock        -              150
    Gain on sale of property and equipment                                     (3)               -
    Proceeds from sale of demonstration equipment, net of gain                 32              109
    Deferred income tax expense                                               307              443
    Changes in assets and liabilities:
      Trade accounts receivable                                              (233)           1,868
      Inventories                                                            (416)             948
      Prepaid expenses and other current assets                                (6)             (60)
      Restricted certificates of deposit                                        -               50
      Other assets                                                            (18)              (3)
      Accounts payable                                                         23              (67)
      Accrued wages and benefits                                               63             (237)
      Accrued sales commissions                                               (43)            (227)
      Accrued rent                                                             48              122
      Accrued professional fees                                               (19)             (66)
      Deferred revenue and customer deposits                                 (182)            (171)
      Domestic and foreign income taxes payable                                 -               75
      Other current liabilities                                              (150)            (167)
                                                                          -------          -------
Net cash provided by operating activities                                   3,770            6,645
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of business                                                       -           (3,802)
  Purchase of property and equipment                                         (424)            (431)
  Proceeds from sale of property and equipment                                 10               19
                                                                          -------          -------
Net cash used in investing activities                                        (414)          (4,214)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                           -             (834)
  Proceeds from stock options exercised                                        30                -
                                                                          -------          -------
Net cash provided by (used in) financing activities                            30             (834)
                                                                          -------          -------
Effects of exchange rates on cash                                              56               22
                                                                          -------          -------
Net cash provided by all activities                                         3,442            1,619
Cash and cash equivalents at beginning of period                           15,576           13,957
                                                                          -------          -------
Cash and cash equivalents at end of period                                $19,018          $15,576
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   623          $   379
  Interest                                                                      -                8

Details of acquisition:
  Fair value of assets acquired                                                            $ 4,026
  Liabilities assumed                                                                         (274)
  Goodwill resulting from acquisition                                                           50
Net cash paid for acquisition                                                              $ 3,802
                                                                                           =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                         $   462          $     -
Forfeiture of non-vested shares of restricted stock                       $     -          $   (14)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, in recent years we have begun marketing our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

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

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the semiconductor market. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. Bad debt expense (recovery) was $0 and $(8) for the years ended December 31, 2013 and 2012, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $311 and $688 for the years ended December 31, 2013 and 2012, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. We record leasehold improvements made to our leased facilities based on the amount of the total cost to construct the improvements regardless of whether a portion of that cost was paid through an allowance provided by the facility's landlord. Expenditures for maintenance and repairs are charged to operations as incurred. Total depreciation expense was $401 and $457 for the years ended December 31, 2013 and 2012, respectively.

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

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 14.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2013, other than the approval of the inTEST Corporation 2014 Stock Plan, as discussed further in Note 18.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection of the related receivable is reasonably assured. Sales of our products are made through our sales employees, third-party sales representatives and distributors. There are no differences in revenue recognition policies based on the sales channel. We do not provide our customers with rights of return or exchanges. Revenue is generally recognized upon product shipment. Our customers' purchase orders do not typically contain any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer. To the extent that any customer purchase order contains customer-specific acceptance criteria, revenue recognition is deferred until customer acceptance.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In addition, in our Thermal Products segment, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

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

Restructuring and Other Charges

We recognize a liability for restructuring costs at fair value only when the liability is incurred. The three main components of our restructuring plans have been related to workforce reductions, the consolidation of excess facilities and asset impairments. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Plans to consolidate excess facilities result in charges for lease termination fees and future commitments to pay lease charges, net of estimated future sub-lease income. We recognize these charges when we have vacated the premises. In addition, as a result of plans to consolidate excess facilities, we may incur other associated costs such as charges to relocate inventory, equipment or personnel. We recognize charges for other associated costs when these costs are incurred, which is generally when the goods or services have been provided to us. Assets that may be impaired consist of property and equipment and intangible assets. Asset impairment charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset.

Foreign Currency

For our foreign subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2013 and 2012, foreign currency transaction gains (losses) were $(4) and $12, respectively.

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
	Years Ended December 31,
	2013	2012

Weighted average common shares outstanding - basic	10,363,678	10,273,377
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	55,425	73,700
Weighted average common shares outstanding - diluted	10,419,103	10,347,077
Average number of potentially dilutive securities excluded from calculation	30,554	39,209

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In February 2013, the FASB issued amendments to existing guidance on the accounting for accumulated other comprehensive income. The amendments require entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The amendments were effective for annual and interim periods beginning after December 15, 2012. We adopted these amendments on January 1, 2013.

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There were no changes in the amount of the carrying value of goodwill for the year ended December 31, 2013.

Intangible Assets

The following table provides further detail about our intangible assets as of December 31, 2013 and 2012:
	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 725	$ 755
Patented technology	590	307	283
Software	270	142	128
Trade name	140	68	72
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,360	1,238
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,360	$1,748
	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 439	$1,041
Patented technology	590	233	357
Software	270	115	155
Trade name	140	33	107
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	24	24
Total finite-lived intangible assets	2,598	914	1,684
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$ 914	$2,194

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our finite-lived assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of December 31, 2013:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)
	Estimated Useful Life	Remaining Estimated Useful Life at Dec. 31, 2013
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	9
Software	120	57
Patented technology	60	-
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	48.5
Customer backlog	3	-
Trade name	48	24.5
Patented technology	132	108.5
Non-compete/non-solicitation agreement	18	-

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the year ended December 31, 2013:
Balance - January 1, 2013	$1,684
Amortization	(446)
Balance - December 31, 2013	$1,238

Total amortization expense for the years ended December 31, 2013 and 2012 was $446 and $476, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2014	$355
2015	$289
2016	$229
2017
$212
2018
$ 65

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2013 and 2012, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2013 and 2012 for the discounted cash flows were 20% and 24%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

During the goodwill impairment assessment in both 2013 and 2012, we performed a Step I test to identify potential impairment, in which the fair value of the reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 65% or $13,888 at December 31, 2013 and by 41% or $7,516 at December 31, 2012.

During the indefinite life intangible asset impairment assessment in both 2013 and 2012, we compared the fair value of our intangible asset with its carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2013 and 2012.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During both December 2013 and 2012, due to continued operating losses experienced in our Mechanical Products segment, we assessed the long-lived assets of this segment for impairment. Our assessments indicated that the property and equipment that is allocated to this segment was not impaired. During 2013 and 2012, we did not review our Thermal and Electrical Products segment's long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

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

(6)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 13% and 14% of our consolidated net revenues in 2013 and 2012, respectively. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Teradyne, Inc. accounted for 11% of our consolidated net revenues in 2012. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Electrical Products segment. During the years ended December 31, 2013 and 2012, no other customer accounted for 10% or more of our consolidated net revenues.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2013	2012
Raw materials	$2,753	$2,157
Work in process	222	454
Inventory consigned to others	94	105
Finished goods	174	419
	$3,243	$3,135

(8)  OTHER CURRENT LIABILITIES

Other current liabilities at December 31, were comprised of the following:

	2013	2012
Accrued warranty	$123	$197
Other	104	179
	$227	$376

(9)   DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2013 and 2012 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2013	Dec. 31, 2012
Mt. Laurel, NJ	3/29/2010	3/31/2014	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2014	8/23/2021	200	200
				$450	$450

(10)  EQUIPMENT LEASING

In our Thermal Products segment, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

The total cost of leased equipment at December 31, 2013 and 2012 was $561 and $282, respectively, and is included in Machinery and Equipment on our balance sheet. As of December 31, 2013 and 2012, accumulated depreciation for leased equipment was $138 and $72, respectively.

As of December 31, 2013, total minimum payments receivable under non-cancellable operating leases were $109. All of these payments will be received in 2014.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(11)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under non-cancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2013 and 2012 was $1,221 and $1,237, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are generally included in rental expense in our statement of operations, but they are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2013 are as follows:

2014	$1,041
2015	1,023
2016	1,094
2017	1,060
2018	979
Thereafter	2,500

$7,697

(12)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2013 and 2012, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:
	Years Ended December 31,
	2013	2012
Domestic	$3,245	$2,580
Foreign	763	473

	$4,008	$3,053

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2013	2012
Current
Domestic -- Federal	$ 515	$ 362
Domestic -- state	74	62
Foreign	35	30
	624	454
Deferred
Domestic -- Federal	218	396
Domestic -- state	212	(126)
Foreign	(123)	173
	307	443
Income tax expense	$ 931	$ 897

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012:
	December 31,
Deferred tax assets:	2013	2012
Net operating loss ("NOL") (state and foreign)	$ 829	$1,182
Depreciation of property and equipment	646	793
Tax credit carryforwards (foreign, research and AMT)	269	440
Inventories	180	177
Accrued vacation pay and stock-based compensation	169	182
Intangibles	162	86
Allowance for doubtful accounts	56	56
Acquisition costs	37	39
Accrued warranty	11	22
Other	26	68
	2,385	3,045
Valuation allowance	(287)	(573)
Deferred tax assets	2,098	2,472
Deferred tax liabilities:
Net intangible assets	(260)	(307)
Unremitted earnings of foreign subsidiaries	(107)	(127)
Deferred tax liabilities	(367)	(434)
Net deferred tax asset	$ 1,731	$ 2,038

The valuation allowance for deferred tax assets as of the beginning of 2013 and 2012 was $573 and $484, respectively. The net change in the valuation allowance for the years ended December 31, 2013 and 2012 was a decrease of $286 and an increase of $89, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2033.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  INCOME TAXES (Continued)

An analysis of the effective tax rate for the years ended December 31, 2013 and 2012 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2013	2012
Expected income tax provision at U.S. statutory rate	$1,363	$1,038
Increase (decrease) in tax from:
Current year tax credits (foreign and research)	(417)	(523)
Foreign income tax rate differences	(80)	(36)
Changes in valuation allowance	(286)	89
Deemed dividend from foreign subsidiaries	135	212
Domestic tax expense, net of Federal benefit	127	72
Nondeductible expenses	10	20
NOL carryforwards utilized	200	103
Other	(121)	(78)
Income tax expense	$ 931	$ 897

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2013 and 2012, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

(13)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(14)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2013 and 2012, we have outstanding stock options and unvested restricted stock awards granted under the Amended and Restated 1997 Stock Plan (the "1997 Stock Plan") as well as under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). As of March 31, 2007, no additional stock options or shares of restricted stock could be granted under the 1997 Plan.

The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007, upon the recommendation of our Board of Directors. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. A description of the 2007 Stock Plan, including the full text of the 2007 Stock Plan, is contained in the proxy statement for our 2007 annual meeting of stockholders. As of December 31, 2013, 62,500 shares remain available to grant under the 2007 Stock Plan.

We have not granted any stock options during 2013 or 2012. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2013, total compensation expense to be recognized in future periods was $439. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.6 years.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2013:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2012 (249,000 exercisable)	249,000	$3.28
Granted	-	-
Exercised	-	-
Canceled	(30,000)	4.11
Options outstanding, December 31, 2012 (219,000 exercisable)	219,000	3.17
Granted	-	-
Exercised	(10,000)	3.04
Canceled	(199,000)	3.05
Options outstanding, December 31, 2013 (10,000 exercisable)	10,000	5.66

The following table summarizes information about stock options outstanding at December 31, 2013:
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.66	10,000	.47 years	$5.66	-

The aggregate intrinsic value in the table above, if any, represents the total pretax intrinsic value, based on a closing price for our stock of $3.75 at December 31, 2013, assuming all option holders exercised their stock options that were in-the-money as of that date. In general, it is our policy to issue new shares upon the exercise of stock options.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2013 and 2012, respectively, related to nonvested shares:
	Years Ended December 31,
	2013	2012
Cost of revenues	$ 8	$ 5
Selling expense	10	9
Engineering and product development expense	28	24
General and administrative expense	82	75
	$128	$113

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  STOCK-BASED COMPENSATION PLAN (Continued)

There was no compensation expense capitalized in 2013 or 2012. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2013:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2012	195,000	$1.62
Granted	-	-
Vested	(76,250)	1.62
Forfeited	(10,000)	1.42
Nonvested shares outstanding, December 31, 2012	108,750	1.63
Granted	127,500	3.62
Vested	(56,250)	1.70
Forfeited	-	-
Nonvested shares outstanding, December 31, 2013	180,000	2.69

The total fair value of the shares that vested during the years ended December 31, 2013 and 2012 was $176 and $253, respectively, as of the vesting dates of these shares.

(15)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic (effective January 1, 2013) and inTEST Silicon Valley Corp who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2013 and 2012, we recorded $320 and $182 of expense for matching contributions, respectively.

Temptronic adopted a defined contribution 401(k) plan for its domestic employees in 1988, that was merged into the inTEST 401(k) Plan effective September 1, 2002. Prior to January 1, 2013, the inTEST 401(k) Plan retained the matching provisions of the prior Temptronic plan for all Temptronic employees, which included discretionary employer matching contributions of $0.50 on the dollar up to 6% of the employees' annual compensation, with a maximum limit of $3. The eligibility and vesting provisions of the prior Temptronic plan were conformed to those for inTEST Corporation and inTEST Silicon Valley Corporation employees. For the year ended December 31, 2012, Temptronic contributed $81 to the plan.

Prior to January 1, 2013, in addition to the employer matching contributions for which Temptronic employees were eligible, all Temptronic employees were also eligible to receive profit sharing contributions. During the third quarter of 2012, our Board of Directors approved an amendment to the inTEST 401(k) Plan. The amendment terminated the profit sharing contributions for Temptronic employees effective December 31, 2012. In addition, the amendment conformed the employer matching provisions for the Temptronic employees with those currently in place for inTEST Corporation and inTEST Silicon Valley employees effective January 1, 2013. During 2012, profit sharing contributions totaling $300 were accrued and paid. We funded these contributions through the use of treasury shares.

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

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2013	2012
Thermal Products	$22,962	$24,307
Mechanical Products	9,962	9,904
Electrical Products	6,502	9,165
	$39,426	$43,376
Depreciation/amortization:
Thermal Products	$695	$816
Mechanical Products	79	73
Electrical Products	73	44
	$847	$933
Operating income (loss):
Thermal Products	$4,322	$2,939
Mechanical Products	(784)	(1,944)
Electrical Products	722	2,023
Corporate	(298)	(22)
	$3,962	$2,996
Earnings (loss) before income tax expense (benefit):
Thermal Products	$4,327	$2,958
Mechanical Products	(772)	(1,934)
Electrical Products	751	2,051
Corporate	(298)	(22)
	$4,008	$3,053

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
Income tax expense (benefit):	2013	2012
Thermal Products	$1,005	$ 869
Mechanical Products	(179)	(568)
Electrical Products	174	602
Corporate	(69)	(6)
	$ 931	$ 897
Net earnings (loss):
Thermal Products	$3,322	$2,089
Mechanical Products	(593)	(1,366)
Electrical Products	577	1,449
Corporate	(229)	(16)
	$3,077	$2,156
Capital expenditures:
Thermal Products	$349	$216
Mechanical Products	16	37
Electrical Products	59	178
	$424	$431

	December 31,
Identifiable assets:	2013	2012
Thermal Products	$23,934	$20,849
Mechanical Products	7,093	7,737
Electrical Products	4,454	3,813
	$35,481	$32,399

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Years Ended December 31,
Net revenues from unaffiliated customers:	2013	2012
U.S.	$13,337	$15,915
Foreign	26,089	27,461

	$39,426	$43,376

	December 31,
Long-lived assets:	2013	2012
U.S.	$ 700	$ 899
Foreign	554	351

	$1,254	$1,250

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2013. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical activity of the semiconductor and ATE markets. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/13	6/30/13	9/30/13	12/31/13	Total
Net revenues	$ 8,973	$11,218	$ 9,900	$ 9,335	$39,426
Gross margin	4,105	5,465	4,756	4,689	19,015
Earnings before income tax expense	370	1,487	1,114	1,037	4,008
Income tax expense	78	484	24	345	931
Net earnings	292	1,003	1,090	692	3,077

Net earnings per common share - basic	$0.03	$0.10	$0.11	$0.07	$0.30
Weighted average common shares outstanding - basic	10,327,428	10,371,716	10,377,189	10,377,678	10,363,678
Net earnings per common share - diluted	$0.03	$0.10	$0.10	$0.07	$0.30
Weighted average common shares outstanding - diluted	10,366,312	10,394,094	10,404,095	10,435,096	10,419,103

	Quarters Ended
	3/31/12	6/30/12	9/30/12	12/31/12	Total
Net revenues	$10,731	$13,576	$10,799	$ 8,270	$43,376
Gross margin	4,596	6,194	4,762	3,507	19,059
Earnings (loss) before income tax expense (benefit)	(71)	1,994	1,012	118	3,053
Income tax expense (benefit)	(28)	660	348	(83)	897
Net earnings (loss)	(43)	1,334	664	201	2,156

Net earnings (loss) per common share - basic	$0.00	$0.13	$0.06	$0.02	$0.21
Weighted average common shares outstanding - basic	10,205,114	10,273,812	10,302,417	10,311,428	10,273,377
Net earnings (loss) per common share - diluted	$0.00	$0.13	$0.06	$0.02	$0.21
Weighted average common shares outstanding - diluted	10,205,114	10,359,657	10,360,377	10,343,793	10,347,077

(18)  SUBSEQUENT EVENTS

On March 4, 2014, our Board of Directors approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan will be included in our 2014 proxy statement for approval by our stockholders. The 2014 Stock Plan, when approved by stockholders, permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2013
Allowance for doubtful accounts	147	-	-	147
Warranty reserve	197	37	(111)	123

Year Ended December 31, 2012
Allowance for doubtful accounts	195	(8)	(40)	147
Warranty reserve	214	124	(141)	197