Form 10-Q
period 2014-03-31
INTEST CORP
filed 2014-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2014:

10,562,678

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	1
	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months ended March 31, 2014 and 2013	3
	Unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2014	3
	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19 - 20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		21
Index to Exhibits		21

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2014       2013
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $18,853    $19,018
  Trade accounts receivable, net of allowance for doubtful
    accounts of $147 and $147, respectively                            5,889      5,748
  Inventories                                                          3,803      3,243
  Deferred tax assets                                                    643        701
  Prepaid expenses and other current assets                              325        371
     Total current assets                                             29,513     29,081
Property and equipment:
  Machinery and equipment                                              4,294      4,190
  Leasehold improvements                                                 594        594
     Gross property and equipment                                      4,888      4,784
  Less: accumulated depreciation                                      (3,565)    (3,530)
     Net property and equipment                                        1,323      1,254
Deferred tax assets                                                    1,068      1,030
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,655      1,748
Restricted certificates of deposit                                       450        450
Other assets                                                             220        212
     Total assets                                                    $35,935    $35,481
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,561    $ 1,064
  Accrued wages and benefits                                           1,229      1,635
  Accrued rent                                                           595        577
  Accrued professional fees                                              329        367
  Accrued sales commissions                                              303        305
  Other current liabilities                                              438        384
     Total current liabilities                                         4,455      4,332

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,585,755 and 10,590,755 shares issued                             106        106
  Additional paid-in capital                                          26,228     26,187
  Retained earnings                                                    3,999      3,713
  Accumulated other comprehensive earnings                             1,351      1,347
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       31,480     31,149
     Total liabilities and stockholders' equity                      $35,935    $35,481
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2014       2013
                                                                   --------   --------

Net revenues                                                        $ 8,797    $ 8,973
Cost of revenues                                                      4,612      4,868
                                                                    -------    -------
Gross margin                                                          4,185      4,105
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,326      1,189
  Engineering and product development expense                           923        996
  General and administrative expense                                  1,532      1,556
                                                                    -------    -------
Total operating expenses                                              3,781      3,741
                                                                    -------    -------

Operating income                                                        404        364
Other income                                                              7          6
                                                                    -------    -------

Earnings before income tax expense                                      411        370
Income tax expense                                                      125         78
                                                                    -------    -------
Net earnings                                                        $   286    $   292
                                                                    =======    =======

Net earnings per common share - basic                                 $0.03      $0.03

Weighted average common shares outstanding - basic               10,393,956 10,327,428

Net earnings per common share - diluted                               $0.03      $0.03

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,448,911 10,366,312

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2014       2013
                                                                --------   -------
Net earnings                                                     $  286     $  292

Foreign currency translation adjustments                              4        (62)
                                                                 ------     ------

Comprehensive earnings                                           $  290     $  230
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                Accumulated
                            Common Stock   Additional             Other                  Total
                         -----------------  Paid-In   Retained Comprehensive Treasury Stockholder's
                           Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                         ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2014 10,590,755  $ 106   $26,187   $3,713      $1,347      $(204)   $31,149

Net earnings                      -      -         -      286           -          -        286

Other comprehensive
  Earnings                        -      -         -        -           4          -          4

Amortization of deferred
  compensation related
  to restricted stock             -      -        41        -           -          -         41

Forfeiture of non-vested
  shares of restricted
  stock                      (5,000)     -         -        -           -          -          -
                         ----------  -----   -------   ------      ------      -----    -------

Balance, March 31, 2014  10,585,755  $ 106   $26,228   $3,999      $1,351      $(204)   $31,480
                         ==========  =====   =======   ======      ======      =====    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                 ------------------
                                                                                   2014       2013
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $   286    $   292
Adjustments to reconcile net earnings to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                                      217        221
  Provision for excess and obsolete inventory                                         35        110
  Foreign exchange (gain) loss                                                        (1)         8
  Amortization of deferred compensation related to restricted stock                   41         27
  Proceeds from sale of demonstration equipment, net of gain                           8          -
  Deferred income tax expense                                                         20          5
  Changes in assets and liabilities:
    Trade accounts receivable                                                       (142)      (300)
    Inventories                                                                     (595)      (395)
    Prepaid expenses and other current assets                                         46        (24)
    Other assets                                                                      (8)        (2)
    Accounts payable                                                                 497        358
    Accrued wages and benefits                                                      (407)      (385)
    Accrued rent                                                                      18         15
    Accrued professional fees                                                        (38)        21
    Accrued sales commissions                                                         (2)        14
    Other current liabilities                                                         54        (99)
                                                                                 -------    -------
Net cash provided by (used in) operating activities                                   29       (134)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (200)       (44)
                                                                                 -------    -------
Net cash used in investing activities                                               (200)       (44)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                                  -         30
                                                                                 -------    -------
Net cash provided by financing activities                                              -         30
                                                                                 -------    -------
Effects of exchange rates on cash                                                      6        (44)
                                                                                 -------    -------
Net cash used in all activities                                                     (165)      (192)
Cash and cash equivalents at beginning of period                                  19,018     15,576
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $18,853    $15,384
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $   134    $   113
  Interest                                                                       $     -    $     -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                                $     -    $    59
Forfeiture of non-vested shares of restricted stock                              $    20    $     -

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

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 27, 2014 (the "2013 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $35 and $110 for the three months ended March 31, 2014 and 2013, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 7.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2014.

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

In addition, in our Thermal and Mechanical Products segments, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding -- basic	10,393,956	10,327,428
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	54,955	38,884
Weighted average common shares and common share equivalents outstanding -- diluted	10,448,911	10,366,312

Average number of potentially dilutive securities excluded from calculation	97,277	28,750

(3)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the three months ended March 31, 2014.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

The following tables provide further detail about our intangible assets as of March 31, 2014 and December 31, 2013:
	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 793	$ 687
Patented technology	590	317	273
Software	270	148	122
Trade name	140	77	63
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,453	1,145
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,453	$1,655

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 725	$ 755
Patented technology	590	307	283
Software	270	142	128
Trade name	140	68	72
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,360	1,238
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,360	$1,748

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straightline basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

The following table sets forth changes in the amount of the carrying value of intangible assets for the three months ended March 31, 2014:
Balance - January 1, 2014	$1,748
Amortization	(93)
Balance - March 31, 2014	$1,655

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the three months ended March 31, 2014 and 2013 was $93 and $115, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2014 (remainder)	$262
2015	$289
2016	$229
2017
$212
2018
$ 65

(4)  MAJOR CUSTOMERS

During the three months ended March 31, 2014 and 2013, Hakuto Co., Ltd., one of our distributors, accounted for 11% and 10% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2014 and 2013.

(5)  INVENTORIES

Inventories held at March 31, 2014 and December 31, 2013 were comprised of the following:
	Mar. 31, 2014	Dec. 31, 2013
Raw materials	$2,845	$2,753
Work in process	452	222
Inventory consigned to others	88	94
Finished goods	418	174
	$3,803	$3,243

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2014 and December 31, 2013 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2014	Dec. 31, 2013
Mt. Laurel, NJ	3/29/2010	3/31/2015	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2014	8/23/2021	200	200
				$450	$450

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION

As of March 31, 2014, we had outstanding stock options and unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2013 Form 10-K.

In addition, on March 4, 2014, our Board of Directors approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan is included in our 2014 proxy statement for approval by our stockholders. If approved by our stockholders, the 2014 Stock Plan will permit the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants.

As of March 31, 2014, total compensation expense to be recognized in future periods was $378. The weighted average period over which this expense is expected to be recognized is 3.3 years. All of this expense is related to nonvested shares of restricted stock.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2014 and 2013, respectively, related to nonvested shares:
	Three Months Ended March 31,
	2014	2013
Cost of revenues	$ 3	$ 1
Selling expense	3	2
Engineering and product development expense	6	6
General and administrative expense	29	18
	$ 41	$ 27

There was no compensation expense capitalized in the three months ended March 31, 2014 or 2013.

The following table summarizes the activity related to nonvested shares for the three months ended March 31, 2014:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2014	180,000	$2.69
Granted	-	-
Vested	(55,000)	1.56
Forfeited	(5,000)	3.97
Nonvested shares outstanding, March 31, 2014	120,000	3.28

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2014:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION (Continued)
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2014 (10,000 exercisable)	10,000	$ 5.66
Granted	-	-
Exercised	-	-
Forfeited/Expired	-	-
Options outstanding, March 31, 2014 (10,000 exercisable)	10,000	5.66

(8)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2014 and 2013, we recorded $133 and $132 of expense for matching contributions, respectively.

(9)   SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems, which we design, manufacture and market under our Temptronic, Thermonics and Sigma Systems product lines. In addition, this segment provides post warranty service and support.

The Mechanical Products segment includes the operations of our Mt. Laurel, New Jersey manufacturing facility. Sales of our Mechanical Products segment consist primarily of manipulator and docking hardware products, which we design, manufacture and market. In addition, this segment provides post warranty service and support for various ATE equipment.

The Electrical Products segment includes the operations of inTEST Silicon Valley Corporation. Sales of this segment consist primarily of tester interface products, which we design, manufacture and market.

We operate our business worldwide, and all three segments sell their products both domestically and internationally. All three segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Our Thermal Products segment also sells into a variety of markets outside of the semiconductor market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Intercompany pricing between segments is either a multiple of cost for component parts or list price for finished goods.
	Three Months Ended March 31,
Net revenues from unaffiliated customers:	2014	2013
Thermal Products	$5,243	$5,898
Mechanical Products	2,047	1,793
Electrical Products	1,507	1,282
	$8,797	$8,973

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   SEGMENT INFORMATION (Continued)
	Three Months Ended March 31,
Earnings (loss) before income tax expense (benefit):	2014	2013
Thermal Products	$ 811	$1,158
Mechanical Products	(283)	(686)
Electrical Products	5	(8)
Corporate	(122)	(94)
	$ 411	$ 370

Net earnings (loss):
Thermal Products	$ 564	$ 914
Mechanical Products	(197)	(542)
Electrical Products	4	(6)
Corporate	(85)	(74)
	$ 286	$ 292

	Mar. 31, 2014	Dec. 31, 2013
Identifiable assets:
Thermal Products	$24,423	$23,934
Mechanical Products	6,941	7,093
Electrical Products	4,571	4,454
	$35,935	$35,481

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended March 31,
	2014	2013
Net revenues from unaffiliated customers:
U.S.	$ 3,149	$ 3,214
Foreign	5,648	5,759
	$ 8,797	$ 8,973

	Mar. 31, 2014	Dec. 31, 2013
Long-lived assets:
U.S.	$ 747	$ 700
Foreign	576	554
	$1,323	$1,254

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2013 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2013 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2013 Form 10-K.

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

As part of our diversification strategy to reduce the impact of ATE market volatility on our business operations, we market our Thermostream temperature management systems in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. However, because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate customer buying patterns or market trends in these non-ATE markets. In addition, our orders or net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

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
	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2014	2013	$	%	2013	$	%
Orders from unaffiliated customers:
Thermal Products	$ 5,644	$4,724	$ 920	19%	$5,329	$ 315	6%
Mechanical Products	2,964	2,225	739	33	2,366	598	25
Electrical Products	1,553	759	794	105	1,565	(12)	(1)
	$10,161	$7,708	$2,453	32%	$9,260	$ 901	10%

ATE market	$ 8,219	$6,183	$2,036	33%	$7,025	$1,194	17%
Non-ATE market	1,942	1,525	417	27	2,235	(293)	(13)
	$10,161	$7,708	$2,453	32%	$9,260	$ 901	10%

Total consolidated orders for the quarter ended March 31, 2014 were $10.2 million compared to $7.7 million for the same period in 2013 and $9.3 million for the quarter ended December 31, 2013. The increase in consolidated orders primarily reflects improved demand in the ATE market for all of our product segments, as well as new product introductions in our Mechanical and Electrical Products segment and continued penetration into non-ATE markets.

Orders from customers in various markets outside of the ATE market for the quarter ended March 31, 2014, grew by 27% as compared to the same period in 2013, reflecting increased demand from certain customers in the telecommunications and other non-ATE markets. However, as a percent of our total consolidated orders, non-ATE markets orders declined from 20% in the first quarter of 2013 to 19% in the first quarter of 2014, reflecting the significant increase in demand from our customers in the ATE market during the first quarter of 2014 as compared to the same period in 2013. Orders from customers in various markets outside of the ATE market for the quarter ended March 31, 2014 declined 13% as compared to the quarter ended December 31, 2013, reflecting reduced demand from certain customers in both the telecommunications and industrial markets.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At March 31, 2014, our backlog of unfilled orders for all products was approximately $4.5 million compared with approximately $2.9 million at March 31, 2013 and $3.1 million at December 31, 2013. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2014. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and market.
	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2014	2013	$	%	2013	$	%
Net revenues from unaffiliated customers:
Thermal Products	$5,243	$5,898	$(655)	(11)%	$5,449	$(206)	(4)%
Mechanical Products	2,047	1,793	254	14	2,177	(130)	(6)
Electrical Products	1,507	1,282	225	18	1,709	(202)	(12)
	$8,797	$8,973	$(176)	(2)%	$9,335	$(538)	(6)%

ATE market	$7,607	$6,810	$ 797	12%	$7,192	$ 415	6%
Non-ATE market	1,190	2,163	(973)	(45)	2,143	(953)	(44)
	$8,797	$8,973	$(176)	(2)%	$9,335	$(538)	(6)%

Our consolidated net revenues for the quarter ended March 31, 2014 decreased $176,000 as compared to the same period in 2013. For the quarter ended March 31, 2014, the net revenues of our Thermal Products segment decreased $655,000 while the net revenues of our Mechanical and Electrical Products segments increased $254,000 and $225,000, respectively, as compared to the same period in 2013. The increases in our Mechanical and Electrical Products segments reflect the aforementioned increase in demand experienced during the first quarter of 2014 from the ATE market. Although our Thermal Products segment also experienced increased levels of demand from its customers within the ATE market during the first quarter of 2014, these increases were offset by reduced demand from one particular customer within the industrial market as this customer is currently temporarily capacity-constrained. This resulted in the overall decline in both our consolidated net revenues and the net revenues of our Thermal Products segment during the first quarter of 2014 as compared to the same period in 2013.

Our consolidated net revenues for the quarter ended March 31, 2014 decreased $538,000 as compared to the quarter ended December 31, 2013. The net revenues of our Thermal, Mechanical and Electrical Products segments decreased $206,000, $130,000 and $202,000, respectively, for the first quarter of 2014 as compared to the fourth quarter of 2013. We believe the decrease in our net revenues reflects weakened demand in the fourth quarter of 2013 which resulted in lower order levels during that period and a lower backlog at the beginning of the first quarter of 2014. Although demand improved and our order activity increased during the first quarter of 2014, as previously discussed, many of the orders were not received in time to be shipped within the first quarter of 2014.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2014 and 2013, our OEM sales as a percentage of net revenues were 16% and 9%, respectively.

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

Results of Operations

The results of operations for our three product segments are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net Revenues. Net revenues were $8.8 million for the quarter ended March 31, 2014 compared to $9.0 million for the same period in 2013, a decrease of $176,000 or 2%. We believe the decrease in our net revenues during the first quarter of 2014 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 48% for the quarter ended March 31, 2014 compared to 46% for the same period in 2013. The improvement in our gross margin was primarily the result of a reduction in our fixed operating costs combined with lower charges for excess and obsolete inventory during the first quarter of 2014 as compared to the same period in 2013. Our fixed operating costs decreased $99,000, primarily as a result of lower salary and benefits expense in our Thermal Products segment reflecting lower headcount. Our charges for excess and obsolete inventory decreased $75,000, reflecting fewer items falling into our standard excess and obsolete criteria.

Selling Expense. Selling expense was $1.3 million for the quarter ended March 31, 2014 compared to $1.2 million for the same period in 2013, an increase of $137,000 or 12%. The increase primarily reflects higher salaries and benefits expense as a result of an increase in headcount in our Thermal and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $923,000 for the first quarter of 2014 compared to $996,000 for the same period in 2013, a decrease of $73,000 or 7%. The decrease in engineering and product development expense primarily reflects decreased spending on matters related to our intellectual property.

General and Administrative Expense. General and administrative expense was $1.5 million for the first quarter of 2014 compared to $1.6 million for the same period in 2013, a decrease of $24,000 or 2%. Decreases in salary and benefits expense and lower levels of amortization of our intangible assets were partially offset by increases in costs related to various third party professional services we utilize.

Income Tax Expense. For the quarter ended March 31, 2014, we recorded income tax expense of $125,000 compared to income tax expense of $78,000 for the same period in 2013. Our effective tax rate for the quarter ended March 31, 2013 was 30% compared to an effective tax rate of 21% for the same period in 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the first quarter of 2014 as compared to the same period in 2013 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits in the first quarter of 2013. This change was enacted in January 2013. There was no similar item to record in 2014.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:
	Mar. 31, 2014	Dec. 31, 2013
Cash and cash equivalents	$18,853	$19,018
Working capital	$25,058	$24,749

As of March 31, 2014, $3.1 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. We currently plan to repatriate approximately $1.5 million of our cash and cash equivalents held by our German subsidiary during the second quarter of 2014. Our current intent is to indefinitely reinvest the balance of these funds in our foreign operations.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the three months ended March 31, 2014 was $29,000. During the three months ended March 31, 2014, we recorded net earnings of $286,000, which included non-cash charges of $217,000 for depreciation and amortization. During the three months ended March 31, 2014, accounts payable and inventories increased $497,000 and $595,000, respectively, compared to the levels at the end of 2013. These increases primarily reflect increased business activity during the first quarter of 2014 as compared to the fourth quarter of 2013. During the three months ended March 31, 2014, accrued wages and benefits decreased $407,000 compared to the level at December 31, 2013 reflecting the payment of profit-based bonuses accrued during 2013.

Investing Activities. During the three months ended March 31, 2014 purchases of property and equipment were $200,000 which primarily represent additions to leased systems in our Thermal and Mechanical Products segments. We have no significant commitments for capital expenditures for the balance of 2014, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the three months ended March 31, 2014 there were no cash flows from financing activities.

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

those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2014, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2013 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2013.

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
inTEST Corporation
Date:	May 14, 2014	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2014	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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