Form 10-Q
period 2014-06-30
INTEST CORP
filed 2014-08-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2014:

10,562,678

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2014       2013
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $19,616    $19,018
  Trade accounts receivable, net of allowance for doubtful
    accounts of $147 and $147, respectively                            7,744      5,748
  Inventories                                                          3,873      3,243
  Deferred tax assets                                                    717        701
  Prepaid expenses and other current assets                              261        371
     Total current assets                                             32,211     29,081
Property and equipment:
  Machinery and equipment                                              4,318      4,190
  Leasehold improvements                                                 594        594
     Gross property and equipment                                      4,912      4,784
  Less: accumulated depreciation                                      (3,582)    (3,530)
     Net property and equipment                                        1,330      1,254
Deferred tax assets                                                      924      1,030
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,563      1,748
Restricted certificates of deposit                                       450        450
Other assets                                                             211        212
     Total assets                                                    $38,395    $35,481
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,713    $ 1,064
  Accrued wages and benefits                                           1,443      1,635
  Accrued rent                                                           593        577
  Accrued professional fees                                              329        367
  Accrued sales commissions                                              432        305
  Domestic and foreign income taxes payable                              617         83
  Other current liabilities                                              413        301
     Total current liabilities                                         5,540      4,332

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,590,755 shares issued                             106        106
  Additional paid-in capital                                          26,261     26,187
  Retained earnings                                                    5,356      3,713
  Accumulated other comprehensive earnings                             1,336      1,347
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       32,855     31,149
     Total liabilities and stockholders' equity                      $38,395    $35,481
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2014       2013       2014       2013
                                               -------    -------    -------    -------

Net revenues                                   $12,343    $11,218    $21,140    $20,191
Cost of revenues                                 6,261      5,753     10,873     10,621
                                               -------    -------    -------    -------
      Gross margin                               6,082      5,465     10,267      9,570
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,530      1,528      2,856      2,717
   Engineering and product development
     expense                                       887        925      1,810      1,921
   General and administrative expense            1,621      1,523      3,153      3,079
                                               -------    -------    -------    -------
      Total operating expenses                   4,038      3,976      7,819      7,717
                                               -------    -------    -------    -------

Operating income                                 2,044      1,489      2,448      1,853
Other income (expense)                              10         (2)        17          4
                                               -------    -------    -------    -------

Earnings before income tax expense               2,054      1,487      2,465      1,857
Income tax expense                                 697        484        822        562
                                               -------    -------    -------    -------
      Net earnings                             $ 1,357    $ 1,003    $ 1,643    $ 1,295
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.13      $0.10      $0.16      $0.13

Weighted average common shares
 outstanding - basic                        10,436,730 10,371,716 10,415,461 10,349,695

Net earnings per common share - diluted          $0.13      $0.10      $0.16      $0.13

Weighted average common shares and common
 share equivalents outstanding - diluted    10,456,183 10,394,094 10,452,567 10,380,279

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2014      2013      2014      2013
                                           -------   -------   -------   -------

Net earnings                               $ 1,357   $ 1,003   $ 1,643   $ 1,295

Foreign currency translation adjustments       (15)       30       (11)      (32)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,342   $ 1,033   $ 1,632   $ 1,263
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                Accumulated
                            Common Stock   Additional             Other                  Total
                         -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                           Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                         ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2014 10,590,755  $ 106   $26,187   $3,713      $1,347      $(204)   $31,149

Net earnings                      -      -         -    1,643           -          -      1,643

Other comprehensive
  earnings                        -      -         -        -         (11)         -        (11)

Amortization of deferred
  compensation related
  to restricted stock             -      -        74        -           -          -         74

Forfeiture of non-vested
  shares of restricted
  stock                      (5,000)     -         -        -           -          -          -

Issuance of non-vested
  shares of restricted
  stock                      10,000      -         -        -           -          -          -
                         ----------  -----   -------   ------      ------      -----    -------

Balance, June 30, 2014   10,595,755  $ 106   $26,261   $5,356      $1,336      $(204)   $32,855
                         ==========  =====   =======   ======      ======      =====    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 ------------------
                                                                                   2014       2013
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 1,643    $ 1,295
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      438        426
  Provision for excess and obsolete inventory                                        138        197
  Foreign exchange loss                                                                1         14
  Amortization of deferred compensation related to restricted stock                   74         58
  Loss on sale of property and equipment                                              20          6
  Proceeds from sale of demonstration equipment, net of gain                          65          3
  Deferred income tax expense                                                         90        170
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (1,999)    (1,753)
    Inventories                                                                     (768)      (423)
    Prepaid expenses and other current assets                                        110        116
    Other assets                                                                      (1)         -
    Accounts payable                                                                 649        287
    Accrued wages and benefits                                                      (191)      (238)
    Accrued rent                                                                      16         29
    Accrued professional fees                                                        (38)         1
    Accrued sales commissions                                                        127        194
    Domestic and foreign income taxes payable                                        534        255
    Other current liabilities                                                        112        (96)
                                                                                 -------    -------
Net cash provided by operating activities                                          1,020        541
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (424)       (95)
Proceeds from sale of property and equipment                                           8          -
                                                                                 -------    -------
Net cash used in investing activities                                               (416)       (95)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised                                                  -         30
                                                                                 -------    -------
Net cash provided by financing activities                                              -         30
                                                                                 -------    -------
Effects of exchange rates on cash                                                     (6)       (20)
                                                                                 -------    -------
Net cash provided by all activities                                                  598        456
Cash and cash equivalents at beginning of period                                  19,018     15,576
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $19,616    $16,032
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $   199    $   137
  Interest                                                                       $     -    $     -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                                $    41    $   124
Forfeiture of non-vested shares of restricted stock                              $   (20)   $     -

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, deferred tax assets and liabilities including related valuation allowances and product warranty reserves, are particularly impacted by estimates.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $138 and $197 for the six months ended June 30, 2014 and 2013, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The two-step test is discussed below. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2014.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	10,436,730	10,371,716	10,415,461	10,349,695
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	19,453	22,378	37,106	30,584
Weighted average common shares and common share equivalents outstanding - diluted	10,456,183	10,394,094	10,452,567	10,380,279

Average number of potentially dilutive securities excluded from calculation	94,807	18,462	96,037	28,605

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. This guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers). This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. This new guidance is effective for us on January 1, 2017. Early application is not permitted. We have not yet selected a transition method and we are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

(3)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the six months ended June 30, 2014.

Intangible Assets

The following tables provide further detail about our intangible assets as of June 30, 2014 and December 31, 2013:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)
	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 860	$ 620
Patented technology	590	326	264
Software	270	155	115
Trade name	140	86	54
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,545	1,053
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,545	$1,563

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 725	$ 755
Patented technology	590	307	283
Software	270	142	128
Trade name	140	68	72
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,360	1,238
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,360	$1,748

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

The following table sets forth changes in the amount of the carrying value of intangible assets for the six months ended June 30, 2014:
Balance - January 1, 2014	$1,748
Amortization	(185)
Balance - June 30, 2014	$1,563

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the six months ended June 30, 2014 and 2013 was $185 and $232, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2014 (remainder)	$170
2015	$289
2016	$229
2017
$212
2018
$ 65

(4)  MAJOR CUSTOMERS

During the six months ended June 30, 2014 and 2013, Texas Instruments Incorporated accounted for 13% and 11%, respectively, of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the six months ended June 30, 2014, Hakuto Co., Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2014 and 2013.

(5)  INVENTORIES

Inventories held at June 30, 2014 and December 31, 2013 were comprised of the following:
	June 30, 2014	Dec. 31, 2013
Raw materials	$2,876	$2,753
Work in process	371	222
Inventory consigned to others	86	94
Finished goods	540	174
	$3,873	$3,243

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2014 and December 31, 2013 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2014	Dec. 31, 2013
Mt. Laurel, NJ	3/29/2010	3/31/2015	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2014	8/23/2021	200	200
				$450	$450

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION

As of June 30, 2014, we had unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2013 Form 10-K.

In addition, at our annual meeting on June 25, 2014, our stockholders approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants.

As of June 30, 2014, total compensation expense to be recognized in future periods was $386. The weighted average period over which this expense is expected to be recognized is 3.2 years.

Restricted Stock Awards

We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2014 and 2013, respectively, related to nonvested shares:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$ 3	$ 2	$ 6	$ 3
Selling expense	1	2	4	4
Engineering and product development expense	5	8	11	14
General and administrative expense	24	19	53	37
	$ 33	$ 31	$ 74	$ 58

There was no compensation expense capitalized in the six months ended June 30, 2014 or 2013.

The following table summarizes the activity related to nonvested shares for the six months ended June 30, 2014:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2014	180,000	$2.69
Granted	10,000	4.14
Vested	(63,125)	1.78
Forfeited	(5,000)	3.97
Nonvested shares outstanding, June 30, 2014	121,875	3.01

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2014:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2014 (10,000 exercisable)	10,000	$ 5.66
Granted	-	-
Exercised	-	-
Forfeited/Expired	(10,000)	5.66
Options outstanding, June 30, 2014	-	-

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the six months ended June 30, 2014 and 2013, we recorded $229 and $223 of expense for matching contributions, respectively.

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
	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues from unaffiliated customers:	2014	2013	2014	2013
Thermal Products	$ 6,116	$5,772	$11,359	$11,670
Mechanical Products	4,137	3,798	6,184	5,591
Electrical Products	2,090	1,648	3,597	2,930
	$12,343	$11,218	$21,140	$20,191
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,207	$1,078	$2,018	$2,236
Mechanical Products	637	290	354	(396)
Electrical Products	400	207	405	199
Corporate	(190)	(88)	(312)	(182)
	$2,054	$1,487	$2,465	$1,857
Net earnings (loss):
Thermal Products	$ 797	$ 727	$1,361	$1,641
Mechanical Products	421	196	224	(346)
Electrical Products	264	140	268	134
Corporate	(125)	(59)	(210)	(133)
	$1,357	$1,003	$1,643	$1,295

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   SEGMENT INFORMATION (Continued)
	June 30, 2014	Dec. 31, 2013
Identifiable assets:
Thermal Products	$25,410	$23,934
Mechanical Products	7,866	7,093
Electrical Products	5,119	4,454
	$38,395	$35,481

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenues from unaffiliated customers:
U.S.	$ 3,723	$ 3,504	$ 6,872	$ 6,718
Foreign	8,620	7,714	14,268	13,473
	$12,343	$11,218	$21,140	$20,191

			June 30, 2014	Dec. 31, 2013
Long-lived assets:
U.S.			$ 693	$ 700
Foreign			637	554
			$1,330	$1,254

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
	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2014	2013	$	%	2014	$	%
Orders from unaffiliated customers:
Thermal Products	$ 6,094	$ 5,366	$ 728	14%	$ 5,644	$ 450	8%
Mechanical Products	4,178	3,687	491	13%	2,964	1,214	41%
Electrical Products	2,366	1,919	447	23%	1,553	813	52%
	$12,638	$10,972	$1,666	15%	$10,161	$2,477	24%

ATE market	$ 9,040	$ 8,347	$ 693	8%	$ 8,219	$ 821	10%
Non-ATE market	3,598	2,625	973	37%	1,942	1,656	85%
	$12,638	$10,972	$1,666	15%	$10,161	$2,477	24%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Orders from unaffiliated customers:
Thermal Products	$11,738	$10,090	$1,648	16%
Mechanical Products	7,142	5,912	1,230	21%
Electrical Products	3,919	2,678	1,241	46%
	$22,799	$18,680	$4,119	22%

ATE market	$17,259	$14,530	$2,729	19%
Non-ATE market	5,540	4,150	1,390	33%
	$22,799	$18,680	$4,119	22%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total consolidated orders for the quarter ended June 30, 2014 were $12.6 million compared to $11.0 million for the same period in 2013 and $10.2 million for the quarter ended March 31, 2014. The increase in consolidated orders primarily reflects continued penetration into non-ATE markets by our Thermal Products segment, as well as improved demand in the ATE market for our Mechanical and Electrical Products segments. We believe the improved ATE market demand we have seen in both our Mechanical and Electrical Products segments reflects the overall improvement in demand being experienced by the broader ATE market, which had been in a period of reduced demand during 2012 and 2013.

Our Thermal Products segment experienced declines in demand from the ATE market during the second quarter of 2014 as compared to both the prior quarter and the comparable prior period. We believe the reduced ATE market demand experienced by our Thermal Products segment reflects a number of factors including instances where there was reduced demand due to customer-specific needs or events that drove higher than expected demand in prior periods that did not continue into the current period or where certain of our customers had made large purchases of ATE within the past year that have not yet been utilized to a level high enough to justify additional purchases of ATE.

Orders from customers in various markets outside of the ATE market for the quarter ended June 30, 2014, grew by 37% as compared to the same period in 2013, reflecting increased demand from certain customers in the telecommunications and other non-ATE markets. As a percent of our total consolidated orders, non-ATE markets orders increased to 28% of consolidated orders in the second quarter of 2014 as compared to 24% in the second quarter of 2013 and 19% in the first quarter of 2014.

At June 30, 2014, our backlog of unfilled orders for all products was approximately $4.8 million compared with approximately $2.7 million at June 30, 2013 and $4.5 million at March 31, 2014. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2014. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and market.
	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2014	2013	$	%	2014	$	%
Net revenues from unaffiliated customers:
Thermal Products	$ 6,116	$ 5,772	$ 344	6%	$5,243	$ 873	17%
Mechanical Products	4,137	3,798	339	9%	2,047	2,090	102%
Electrical Products	2,090	1,648	442	27%	1,507	583	39%
	$12,343	$11,218	$1,125	10%	$8,797	$3,546	40%

ATE market	$ 9,482	$ 8,394	$1,088	13%	$7,607	$1,875	25%
Non-ATE market	2,861	2,824	37	1%	1,190	1,671	140%
	$12,343	$11,218	$1,125	10%	$8,797	$3,546	40%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Six Months Ended June 30,		Change
	2014	2013	$	%
Net revenues from unaffiliated customers:
Thermal Products	$11,359	$11,670	$ (311)	(3)%
Mechanical Products	6,184	5,591	593	11%
Electrical Products	3,597	2,930	667	23%
	$21,140	$20,191	$ 949	5%

ATE market	$17,089	$15,204	$1,885	12%
Non-ATE market	4,051	4,987	(936)	(19)%
	$21,140	$20,191	$ 949	5%

Our consolidated net revenues for the quarter ended June 30, 2014 increased $1.1 million as compared to the same period in 2013. For the quarter ended June 30, 2014, the net revenues of our Thermal, Mechanical and Electrical Products segments increased $344,000, $339,000 and $442,000, respectively, as compared to the same period in 2013. The increases reflect the aforementioned increase in demand experienced during the second quarter of 2014 from the ATE market. Net revenues from customers outside the ATE market for the quarter ended June 30, 2014 were relatively flat as compared to the same period in 2013.

Our consolidated net revenues for the quarter ended June 30, 2014 increased $3.5 million as compared to the quarter ended March 31, 2014. The net revenues of our Thermal, Mechanical and Electrical Products segments increased $873,000, $2.1 million and $583,000, respectively, for the second quarter of 2014 as compared to the first quarter of 2014. Net revenues from customers outside the ATE market for the quarter ended June 30, 2014 increased $1.7 million as compared to the first quarter of 2014. The increases reflect the aforementioned increase in demand experienced during the second quarter of 2014 as compared to the first quarter of 2014 from both the ATE and non-ATE markets.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2014 and 2013, our OEM sales as a percentage of net revenues were 11% and 10%, respectively.

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

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Net Revenues. Net revenues were $12.3 million for the quarter ended June 30, 2014 compared to $11.2 million for the same period in 2013, an increase of $1.1 million or 10%. We believe the increase in our net revenues during the second quarter of 2014 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 49% in each of the quarters ended June 30, 2014 and 2013, respectively. There was a slight improvement in our material costs as a percentage of net revenues, reflecting changes in product and customer mix. This improvement was offset by higher fixed operating costs for our Thermal Products segment, primarily reflecting increased facility related costs.

Selling Expense. Selling expense was $1.5 million in each of the quarters ended June 30, 2014 and 2013, respectively. Higher salaries and benefits expense, as a result of an increase in headcount in our Thermal and Electrical Products segments, was offset by a reduction in the level of accruals for product warranties in our Thermal Products segment.

Engineering and Product Development Expense. Engineering and product development expense was $887,000 for the quarter ended June 30, 2014 compared to $925,000 for the same period in 2013, a decrease of $38,000 or 4%. The decrease in engineering and product development expense primarily reflects decreased spending on third party consultants, material used in new product development and matters related to our intellectual property. These decreases were partially offset by an increase in salaries and benefits expense, primarily reflecting an increase in headcount in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was $1.6 million for the quarter ended June 30, 2014 compared to $1.5 million for the same period in 2013, an increase of $98,000 or 6%. The increase primarily reflects higher accruals for profit-based bonuses and an increase in the use of third-party professionals who assist us with certain of our strategic initiatives.

Income Tax Expense. For the quarter ended June 30, 2014, we recorded income tax expense of $697,000 compared to $484,000 for the same period in 2013. Our effective tax rate for the quarter ended June 30, 2014 was 34% compared to 33% for the same period in 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Revenues. Net revenues were $21.1 million for the six months ended June 30, 2014 compared to $20.2 million for the same period in 2013, an increase of $949,000 or 5%. For the six months ended June 30, 2014, the net revenues of our Thermal Products segment decreased $311,000 while the net revenues of our Mechanical and Electrical Products segments increased $593,000 and $667,000, respectively, as compared to the same period in 2013. Net revenues from customers outside the ATE market for the six months ended June 30, 2014 decreased $936,000 as compared to the same period in 2013. We believe the decrease in the net revenues of our Thermal Products segment during the first half of 2014 reflects reduced demand from our customers outside the ATE market, primarily during the first quarter of 2014. We believe the increases in the net revenues of our Mechanical and Electrical Products segments during the first six months of 2014 primarily reflect increased demand from our customers in the ATE market as previously discussed in the Overview.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin. Our consolidated gross margin was 49% for the six months ended June 30, 2014 compared to 47% for the same period in 2013. The improvement in our gross margin reflects a reduction in both our material costs and our fixed operating costs as a percentage of net revenues. Our material costs declined from 35% of net revenues for the six months ended June 30, 2013 to 34% for the same period in 2014, reflecting changes in product and customer mix. Although our fixed operating costs increased $33,000 in absolute dollar terms, they were more fully absorbed by the higher net revenue levels in 2014 and, as a result, these costs declined from 15% of net revenues for the six months ended June 30, 2013 to 14% for the same period in 2014. The $33,000 increase in our fixed operating costs primarily reflects an increase in facility related costs for our Thermal Products segment which was partially offset by lower levels of depreciation and a reduction in salaries and benefits expense, reflecting headcount reductions in our Thermal Products segment.

Selling Expense. Selling expense was $2.9 million for the six months ended June 30, 2014 compared to $2.7 million for the same period in 2013 an increase of $139,000 or 5%. The increase primarily reflects higher salaries and benefits expense as a result of an increase in headcount in our Thermal and Electrical Products segments which was partially offset by a reduction in accruals for product warranties and lower commission expense in our Thermal and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $1.8 million for the six months ended June 30, 2014 compared to $1.9 million for the same period in 2013 a decrease of $111,000 or 6%. The decrease in engineering and product development expense primarily reflects decreased spending on matters related to our intellectual property and third party consultants. These decreases were partially offset by an increase in salaries and benefits expense, primarily reflecting an increase in headcount in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was $3.2 million for the six months ended June 30, 2014 compared to $3.1 million for the same period in 2013 an increase of $74,000 or 2%. The increase primarily reflects an increase in the use of third-party professionals which was partially offset by a reduction in amortization expense related to our intangible assets.

Income Tax Expense. For the six months ended June 30, 2014, we recorded income tax expense of $822,000 compared to $562,000 for the same period in 2013. Our effective tax rate for the six months ended June 30, 2014 was 33% compared to 30% for the same period in 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the first six months of 2014 as compared to the same period in 2013 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits for both 2013 and 2012, which was enacted in January 2013. There was no similar item to record in 2014.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:
	June 30, 2014	Dec. 31, 2013
Cash and cash equivalents	$19,616	$19,018
Working capital	$26,671	$24,749

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of June 30, 2014, $3.0 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. Our current intent is to indefinitely reinvest these funds in our foreign operations.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the six months ended June 30, 2014 was $1.0 million. During the six months ended June 30, 2014, we recorded net earnings of $1.6 million, which included non-cash charges of $438,000 for depreciation and amortization. During the six months ended June 30, 2014, accounts receivable, inventories and accounts payable increased $2.0 million, $768,000 and $649,000, respectively, compared to the levels at the end of 2013. These increases primarily reflect increased business activity during the first six months of 2014 as compared to the fourth quarter of 2013. During the six months ended June 30, 2014, domestic and foreign income taxes payable increased $534,000 compared to the level at December 31, 2013 reflecting the accrual of taxes due on our income in 2014.

Investing Activities. During the six months ended June 30, 2014 purchases of property and equipment were $424,000 which primarily represent additions to leased systems in our Thermal and Mechanical Products segments. We have no significant commitments for capital expenditures for the balance of 2014, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the six months ended June 30, 2014 there were no cash flows from financing activities.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2014, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2013 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	August 13, 2014	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 13, 2014	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

Index to Exhibits

3.2*   ByLaws of inTEST Corporation, as amended on June 23, 2014: Previously filed as
          Exhibit 3.2 of the Company's Form 8-K on June 25, 2014 and incorporated herein by reference.

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