Form 10-Q
period 2014-09-30
INTEST CORP
filed 2014-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2014:

10,562,678

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1
	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months and nine months ended September 30, 2014 and 2013	3
	Unaudited Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2014	3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21 - 22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23
Index to Exhibits		23

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                       2014       2013
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $20,147    $19,018
  Trade accounts receivable, net of allowance for
    doubtful accounts of $146 and $147, respectively                   7,549      5,748
  Inventories                                                          3,786      3,243
  Deferred tax assets                                                    707        701
  Prepaid expenses and other current assets                              413        371
     Total current assets                                             32,602     29,081
Property and equipment:
  Machinery and equipment                                              4,278      4,190
  Leasehold improvements                                                 593        594
     Gross property and equipment                                      4,871      4,784
  Less: accumulated depreciation                                      (3,653)    (3,530)
     Net property and equipment                                        1,218      1,254
Deferred tax assets                                                      742      1,030
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,470      1,748
Restricted certificates of deposit                                       450        450
Other assets                                                             195        212
     Total assets                                                    $38,383    $35,481
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,553    $ 1,064
  Accrued wages and benefits                                           1,573      1,635
  Accrued rent                                                           604        577
  Accrued professional fees                                              364        367
  Accrued sales commissions                                              421        305
  Domestic and foreign income taxes payable                               32         83
  Other current liabilities                                              337        301
     Total current liabilities                                         4,884      4,332

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,590,755 shares issued, respectively               106        106
  Additional paid-in capital                                          26,291     26,187
  Retained earnings                                                    6,193      3,713
  Accumulated other comprehensive earnings                             1,113      1,347
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       33,499     31,149
     Total liabilities and stockholders' equity                      $38,383    $35,481
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,            Sept. 30,
                                               ------------------    ------------------
                                                 2014       2013       2014       2013
                                               -------    -------    -------    -------

Net revenues                                   $10,794    $ 9,900    $31,934    $30,091
Cost of revenues                                 5,626      5,144     16,499     15,765
                                               -------    -------    -------    -------
      Gross margin                               5,168      4,756     15,435     14,326
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,462      1,255      4,318      3,972
   Engineering and product development
     expense                                       894        945      2,704      2,866
   General and administrative expense            1,528      1,469      4,681      4,548
                                               -------    -------    -------    -------
      Total operating expenses                   3,884      3,669     11,703     11,386
                                               -------    -------    -------    -------

Operating income                                 1,284      1,087      3,732      2,940
Other income (expense)                             (16)        27          1         31
                                               -------    -------    -------    -------

Earnings before income tax expense               1,268      1,114      3,733      2,971
Income tax expense                                 431         24      1,253        586
                                               -------    -------    -------    -------
      Net earnings                             $   837    $ 1,090    $ 2,480    $ 2,385
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.08      $0.11      $0.24      $0.23

Weighted average common shares
 outstanding - basic                        10,440,803 10,377,189 10,424,001 10,358,960

Net earnings per common share - diluted          $0.08      $0.10      $0.24      $0.23

Weighted average common shares and common
 share equivalents outstanding - diluted    10,477,814 10,404,095 10,461,075 10,383,970

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2014      2013      2014      2013
                                           -------   -------   -------   -------

Net earnings                               $   837   $ 1,090   $ 2,480   $ 2,385

Foreign currency translation adjustments      (223)       88      (234)       56
                                           -------   -------   -------   -------

Comprehensive earnings                     $   614   $ 1,178   $ 2,246   $ 2,441
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                       Accumulated
                                 Common Stock  Additional                 Other                 Total
                             -----------------  Paid-In    Retained   Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital    Earnings     Earnings      Stock     Equity
                             ---------- ------ ---------- ----------- ------------- -------- -------------

Balance, January 1, 2014     10,590,755  $ 106  $26,187    $  3,713      $1,347      $(204)     $31,149

Net earnings                          -      -        -       2,480           -          -        2,480

Other comprehensive loss              -      -        -           -        (234)         -         (234)

Amortization of deferred
  compensation related to
  restricted stock                    -      -      104           -           -          -          104

Forfeiture of non-vested
  shares of restricted stock     (5,000)     -        -           -           -          -            -

Issuance of non-vested
  shares of restricted stock     10,000      -        -           -           -          -            -
                             ----------  -----  -------    --------      ------      -----      -------

Balance, September 30, 2014  10,595,755  $ 106  $26,291    $  6,193      $1,113      $(204)     $33,499
                             ==========  =====  =======    ========      ======      =====      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Nine Months Ended
                                                                            Sept. 30,
                                                                       ------------------
                                                                         2014       2013
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                         $ 2,480    $ 2,385
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                          663        640
    Provision for excess and obsolete inventory                            232        264
    Foreign exchange loss                                                   24          6
    Amortization of deferred compensation related to restricted stock      104         86
    (Gain) loss on sale of property and equipment                           20         (3)
    Proceeds from sale of demonstration equipment, net of gain             112         24
    Deferred income tax expense (benefit)                                  282        (52)
    Changes in assets and liabilities:
      Trade accounts receivable                                         (1,879)    (1,892)
      Inventories                                                         (791)      (612)
      Prepaid expenses and other current assets                            (45)       (23)
      Other assets                                                           2         (1)
      Accounts payable                                                     491        465
      Accrued wages and benefits                                           (42)       (88)
      Accrued rent                                                          27         41
      Accrued professional fees                                             (3)        42
      Accrued sales commissions                                            116         54
      Domestic and foreign income taxes payable                            (51)       249
      Other current liabilities                                             45       (229)
                                                                       -------    -------
Net cash provided by operating activities                                1,787      1,356
                                                                       -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                      (536)      (257)
  Proceeds from sale of property and equipment                               8         10
                                                                       -------    -------
Net cash used in investing activities                                     (528)      (247)
                                                                       -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                      -         30
                                                                       -------    -------
Net cash provided by financing activities                                    -         30
                                                                       -------    -------
Effects of exchange rates on cash                                         (130)        36
                                                                       -------    -------
Net cash provided by all activities                                      1,129      1,175
Cash and cash equivalents at beginning of period                        19,018     15,576
                                                                       -------    -------
Cash and cash equivalents at end of period                             $20,147    $16,751
                                                                       =======    =======

Cash payments for:
  Domestic and foreign income taxes                                    $ 1,023    $   389

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of non-vested shares of restricted stock                    $    41    $   124
  Forfeiture of non-vested shares of restricted stock                  $   (20)   $     -

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

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, deferred tax assets and liabilities including related valuation allowances and product warranty reserves, are particularly impacted by estimates.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $232 and $264 for the nine months ended September 30, 2014 and 2013, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2014.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings Per Common Share

Net earnings per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings per common share - diluted is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent stock options and non-vested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	10,440,803	10,377,189	10,424,001	10,358,960
Potentially dilutive securities:
Employee stock options and non-vested shares of restricted stock	37,011	26,906	37,074	25,010
Weighted average common shares and common share equivalents outstanding - diluted	10,477,814	10,404,095	10,461,075	10,383,970

Average number of potentially dilutive securities excluded from calculation	-	12,500	64,028	19,904

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

(3)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics") in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the nine months ended September 30, 2014.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

The following tables provide further detail about our intangible assets as of September 30, 2014 and December 31, 2013:
	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 927	$ 553
Patented technology	590	336	254
Software	270	162	108
Trade name	140	95	45
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,638	960
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,638	$1,470

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 725	$ 755
Patented technology	590	307	283
Software	270	142	128
Trade name	140	68	72
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,360	1,238
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,360	$1,748

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

The following table sets forth changes in the amount of the carrying value of intangible assets for the nine months ended September 30, 2014:
Balance - January 1, 2014	$1,748
Amortization	(278)
Balance - September 30, 2014	$1,470

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the nine months ended September 30, 2014 and 2013 was $278 and $349, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2014 (remainder)	$ 77
2015	$289
2016	$229
2017
$212
2018
$ 65

(4)  MAJOR CUSTOMERS

During the nine months ended September 30, 2014 and 2013, Texas Instruments Incorporated accounted for 11% and 12%, respectively, of our consolidated net revenues. While all of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. During the nine months ended September 30, 2014, Hakuto Co., Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2014 and 2013.

(5)  INVENTORIES

Inventories held at September 30, 2014 and December 31, 2013 were comprised of the following:
	Sept. 30, 2014	Dec. 31, 2013
Raw materials	$2,738	$2,753
Work in process	402	222
Inventory consigned to others	96	94
Finished goods	550	174
	$3,786	$3,243

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheet. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2014 and December 31, 2013 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Sept. 30, 2014	Dec. 31, 2013
Mt. Laurel, NJ	3/29/2010	3/31/2015	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2015	8/23/2021	200	200
				$450	$450

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(7)   STOCK-BASED COMPENSATION

As of September 30, 2014, we had non-vested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2013 Form 10-K.

In addition, at our annual meeting on June 25, 2014, our stockholders approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants.

As of September 30, 2014, total compensation expense to be recognized in future periods was $356. The weighted average period over which this expense is expected to be recognized is 3.0 years.

Restricted Stock Awards

We record compensation expense for restricted stock awards (non-vested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2014 and 2013, respectively, related to non-vested shares:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$ 2	$ 2	$ 8	$ 5
Selling expense	1	3	5	7
Engineering and product development expense	3	7	14	21
General and administrative expense	24	16	77	53
	$30	$28	$104	$86

There was no compensation expense capitalized in the nine months ended September 30, 2014 or 2013.

The following table summarizes the activity related to non-vested shares for the nine months ended September 30, 2014:
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares outstanding, January 1, 2014	180,000	$2.69
Granted	10,000	4.14
Vested	(63,125)	1.78
Forfeited	(5,000)	3.97
Non-vested shares outstanding, September 30, 2014	121,875	3.01

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2014:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2014 (10,000 exercisable)	10,000	$5.66
Granted	-	-
Exercised	-	-
Forfeited/Expired	(10,000)	5.66
Options outstanding, September 30, 2014	-	-

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(8)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the nine months ended September 30, 2014 and 2013, we recorded $280 and $275 of expense for matching contributions, respectively.

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
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues from unaffiliated customers:	2014	2013	2014	2013
Thermal Products	$ 5,908	$ 5,844	$17,267	$17,514
Mechanical Products	3,077	2,193	9,261	7,784
Electrical Products	1,809	1,863	5,406	4,793
	$10,794	$ 9,900	$31,934	$30,091
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,304	$1,232	$3,322	$3,468
Mechanical Products	(109)	(346)	245	(742)
Electrical Products	203	294	608	493
Corporate	(130)	(66)	(442)	(248)
	$1,268	$1,114	$3,733	$2,971
Net earnings (loss):
Thermal Products	$ 861	$1,206	$2,222	$2,847
Mechanical Products	(72)	(339)	152	(686)
Electrical Products	134	288	402	422
Corporate	(86)	(65)	(296)	(198)
	$ 837	$1,090	$2,480	$2,385

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except for share and per share data)

(9)  SEGMENT INFORMATION (Continued)
	Sept. 30, 2014	Dec. 31, 2013
Identifiable assets:
Thermal Products	$25,157	$23,934
Mechanical Products	8,466	7,093
Electrical Products	4,760	4,454
	$38,383	$35,481

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Net revenues from unaffiliated customers:
U.S.	$ 3,343	$ 3,098	$10,215	$ 9,816
Foreign	7,451	6,802	21,719	20,275
	$10,794	$ 9,900	$31,934	$30,091

Property and equipment:			Sept. 30, 2014	Dec. 31, 2013
U.S.			$ 655	$ 700
Foreign			563	554
			$1,218	$1,254

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

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

In the past, the semiconductor industry has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor industry's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. ATE market cycles are difficult to predict and in recent years have become more volatile and, in certain cases, shorter in duration. Because the market cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter. In addition to being cyclical, the ATE market has also developed a seasonal pattern in the last several years, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weakened demand. We believe this change has been driven by the strong demand for consumer products containing semiconductor content sold during the year-end holiday shopping season.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of our diversification strategy to reduce the impact of ATE market volatility on our business operations, we market our Thermostream temperature management systems in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. However, because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate customer buying patterns and market trends in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

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
	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2014	2013	$	%	2014	$	%
Orders from unaffiliated customers:
Thermal Products	$ 6,504	$ 6,534	$ (30)	0%	$ 6,094	$ 410	7%
Mechanical Products	2,307	1,837	470	26%	4,178	(1,871)	(45)%
Electrical Products	1,836	2,048	(212)	(10)%	2,366	(530)	(22)%
	$10,647	$10,419	$228	2%	$12,638	$(1,991)	(16)%

ATE market	$ 6,640	$ 6,320	$320	5%	$ 9,040	$(2,400)	(27)%
Non-ATE market	4,007	4,099	(92)	(2)%	3,598	409	11%
	$10,647	$10,419	$228	2%	$12,638	$(1,991)	(16)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Nine Months Ended September 30,		Change
	2014	2013	$	%
Orders from unaffiliated customers:
Thermal Products	$18,244	$16,624	$1,620	10%
Mechanical Products	9,449	7,749	1,700	22%
Electrical Products	5,755	4,726	1,029	22%
	$33,448	$29,099	$4,349	15%

ATE market	$23,901	$20,850	$3,051	15%
Non-ATE market	9,547	8,249	1,298	16%
	$33,448	$29,099	$4,349	15%

Total consolidated orders for the quarter ended September 30, 2014 were $10.6 million compared to $10.4 million for the same period in 2013 and $12.6 million for the quarter ended June 30, 2014. The increase in consolidated orders in the third quarter of 2014 as compared to the same period in 2013 primarily reflects improved demand from certain customers of our Mechanical Products segment. This increase was partially offset by a decrease in demand for our Electrical Products segment. During the third quarter of 2013, our Electrical Products segment experienced higher than normal demand from one large OEM customer. No similar increase in demand was experienced during the third quarter of 2014.

The decrease in our consolidated orders in the third quarter of 2014 as compared to the second quarter of 2014 was a result of reduced demand for our Mechanical and Electrical Products segments which we believe reflects the beginning of a seasonal decline in the levels of demand within the ATE market. This decrease was partially offset by an increase in orders received by our Thermal Products segment from its customers in non-ATE markets, primarily from customers in the defense/aerospace and industrial markets.

Orders from customers in various markets outside of the ATE market for the quarter ended September 30, 2014 decreased 2% as compared to the same period in 2013 and grew 11% as compared to the second quarter of 2014. As a percent of our total consolidated orders, non-ATE market orders were 38% of consolidated orders in the third quarter of 2014 as compared to 39% in the third quarter of 2013 and 28% in the second quarter of 2014.

At September 30, 2014, our backlog of unfilled orders for all products was approximately $4.7 million compared with approximately $3.2 million at September 30, 2013 and $4.8 million at June 30, 2014. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2014. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues from unaffiliated customers both by product segment and market.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2014	2013	$	%	2014	$	%
Net revenues from unaffiliated customers:
Thermal Products	$ 5,908	$5,844	$ 64	1%	$ 6,116	$ (208)	(3)%
Mechanical Products	3,077	2,193	884	40%	4,137	(1,060)	(26)%
Electrical Products	1,809	1,863	(54)	(3)%	2,090	(281)	(13)%
	$10,794	$9,900	$ 894	9%	$12,343	$(1,549)	(13)%

ATE market	$ 7,167	$5,950	$1,217	20%	$ 9,482	$(2,315)	(24)%
Non-ATE market	3,627	3,950	(323)	(8)%	2,861	766	27%
	$10,794	$9,900	$ 894	9%	$12.343	$(1,549)	(13)%
	Nine Months Ended September 30,		Change
	2014	2013	$	%
Net revenues from unaffiliated customers:
Thermal Products	$17,267	$17,514	$ (247)	(1)%
Mechanical Products	9,261	7,784	1,477	19%
Electrical Products	5,406	4,793	613	13%
	$31,934	$30,091	$1,843	6%

ATE market	$24,256	$21,154	$3,102	15%
Non-ATE market	7,678	8,937	(1,259)	(14)%
	$31,934	$30,091	$1,843	6%

Our consolidated net revenues for the quarter ended September 30, 2014 increased $894,000 as compared to the same period in 2013. For the quarter ended September 30, 2014, the net revenues of our Thermal and Mechanical Products segments increased $64,000 and $884,000, respectively, while the net revenues of our Electrical Products segment declined $54,000 as compared to the same period in 2013. Net revenues from customers outside the ATE market for the quarter ended September 30, 2014 declined $323,000 as compared to the same period in 2013. The fluctuating levels of net revenues for our three product segments reflect the factors discussed previously in Orders and Backlog.

Our consolidated net revenues for the quarter ended September 30, 2014 decreased $1.5 million as compared to the quarter ended June 30, 2014. The net revenues of our Thermal, Mechanical and Electrical Products segments decreased $208,000, $1.1 million and $281,000, respectively, for the third quarter of 2014 as compared to the second quarter of 2014. The decreases primarily reflect the aforementioned beginning of a seasonal decline in demand from the ATE market. This decline was partially offset by a $766,000 increase in net revenues from customers outside the ATE market for the third quarter of 2014 as compared to the second quarter of 2014.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2014 and 2013, our OEM sales as a percentage of net revenues were 10% and 11%, respectively.

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

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net Revenues. Net revenues were $10.8 million for the quarter ended September 30, 2014 compared to $9.9 million for the same period in 2013, an increase of $894,000 or 9%. We believe the increase in our net revenues during the third quarter of 2014 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 48% in each of the quarters ended September 30, 2014 and 2013. Our material costs increased from 34% of net revenues for the third quarter of 2013 to 35% of net revenues for the third quarter of 2014, reflecting changes in product and customer mix. This increase was offset by a reduction in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs were relatively unchanged in absolute dollar terms, these costs declined from 15% of net revenues in the third quarter of 2013 to 14% of net revenues in the third quarter of 2014 as they were more fully absorbed by the higher net revenue levels in the third quarter of 2014.

Selling Expense. Selling expense was $1.5 million for the quarter ended September 30, 2014 compared to $1.3 million for the same period in 2013, an increase of $207,000 or 17%. The increase primarily reflects higher levels of commissions as a result of the increase in our consolidated net revenues, and changes in customer mix in our Mechanical and Electrical Products segments.

Engineering and Product Development Expense. Engineering and product development expense was $894,000 for the quarter ended September 30, 2014 compared to $945,000 for the same period in 2013, a decrease of $51,000 or 5%. The decrease in engineering and product development expense primarily reflects decreased spending on material used in new product development.

General and Administrative Expense. General and administrative expense was $1.5 million in each of the quarters ended September 30, 2014 and 2013. Increases in the use of third-party professionals who assist us with certain of our strategic initiatives and investor relations activities were offset by a reduction in amortization expense related to our intangible assets and lower salaries and benefits expense. The reduction in salaries and benefits expense primarily reflects changes in headcount in our Thermal Products segment.

Income Tax Expense. For the quarter ended September 30, 2014, we recorded income tax expense of $431,000 compared to $24,000 for the same period in 2013. Our effective tax rate for the quarter ended September 30, 2014 was 34% compared to 2% for the same period in 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate for the third quarter of 2013 primarily reflects additional benefits recorded in connection with the finalization of an audit of our German operation as well as, to a lesser extent, the filing of our 2012 federal income tax return, both of which occurred in September 2013. There were no similar items recorded in the third quarter of 2014.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Revenues. Net revenues were $31.9 million for the nine months ended September 30, 2014 compared to $30.1 million for the same period in 2013, an increase of $1.8 million or 6%. For the nine months ended September 30, 2014, the net revenues of our Thermal Products segment decreased $247,000 while the net revenues of our Mechanical and Electrical Products segments increased $1.5 million and $613,000, respectively, as compared to the same period in 2013. Net revenues from customers outside the ATE market for the nine months ended September 30, 2014 decreased $1.3 million as compared to the same period in 2013. We believe the decrease in the net revenues of our Thermal Products segment during the first nine months of 2014 reflects reduced demand from our customers outside the ATE market, primarily during the first quarter of 2014. This reduced level of demand from the non-ATE market was partially offset by increased demand from this segment's ATE customers. We believe the increases in the net revenues of our Mechanical and Electrical Products segments as well as the increased demand from our Thermal Products segment's ATE customers during the first nine months of 2014 primarily reflect the overall improvement in demand being experienced by the broader ATE market, in comparison to the level of demand experienced during 2013.

Gross Margin. Our consolidated gross margin was 48% in each of the nine months ended September 30, 2014 and 2013. Our material costs increased from 34% of net revenues for the nine months ended September 30, 2013 to 35% for the same period in 2014, reflecting changes in product and customer mix. This increase was offset by a reduction in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs increased $35,000 in absolute dollar terms, they were more fully absorbed by the higher net revenue levels in 2014 and, as a result, these costs declined from 15% of net revenues for the nine months ended September 30, 2013 to 14% for the same period in 2014. The $35,000 increase in our fixed operating costs primarily reflects an increase in facility related costs and depreciation for our Thermal Products segment which was partially offset by a reduction in salaries and benefits expense, reflecting headcount reductions in our Thermal and Mechanical Products segments.

Selling Expense. Selling expense was $4.3 million for the nine months ended September 30, 2014 compared to $4.0 million for the same period in 2013 an increase of $346,000 or 9%. The increase primarily reflects higher salaries and benefits expense as a result of an increase in headcount in our Thermal and Electrical Products segments and higher levels of commissions as a result of the increase in our consolidated net revenues.

Engineering and Product Development Expense. Engineering and product development expense was $2.7 million for the nine months ended September 30, 2014 compared to $2.9 million for the same period in 2013 a decrease of $162,000 or 6%. The decrease in engineering and product development expense primarily reflects decreased spending on matters related to our intellectual property and third party consultants. To a lesser extent there was also a reduction in spending on materials used in new product development. These decreases were partially offset by an increase in salaries and benefits expense, primarily reflecting an increase in headcount in our Thermal and Electrical Products segments.

General and Administrative Expense. General and administrative expense was $4.7 million for the nine months ended September 30, 2014 compared to $4.5 million for the same period in 2013 an increase of $133,000 or 3%. The increase primarily reflects an increase in the use of third-party professionals who assist us with certain of our strategic initiatives and investor relations activities. This increase was partially offset by a reduction in amortization expense related to our intangible assets and lower salaries and benefits expense in our Thermal Products segment.

Income Tax Expense. For the nine months ended September 30, 2014, we recorded income tax expense of $1.3 million compared to $586,000 for the same period in 2013. Our effective tax rate for the nine months ended September 30, 2014 was 34% compared to 20% for the same period in 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the first nine months of 2014 as compared to the same period in 2013 primarily reflects the recording of the effect of the reinstatement of certain domestic research and development tax credits for both 2013 and 2012, which was enacted in January 2013, additional benefits recorded in connection with the finalization of an audit of our German operation in September 2013 and, to a lesser extent, the filing of our 2012 federal income tax return, which also occurred in September 2013. There were no similar items recorded in 2014.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:
	Sept. 30, 2014	Dec. 31, 2013
Cash and cash equivalents	$20,147	$19,018
Working capital	$27,718	$24,749

As of September 30, 2014, $2.6 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. Our current intent is to indefinitely reinvest these funds in our foreign operations.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the nine months ended September 30, 2014 was $1.8 million. During the nine months ended September 30, 2014, we recorded net earnings of $2.5 million, which included non-cash charges of $663,000 for depreciation and amortization, $282,000 of deferred income tax expense and a $232,000 provision for excess and obsolete inventory. During the nine months ended September 30, 2014, accounts receivable, inventories and accounts payable increased $1.9 million, $791,000 and $491,000, respectively, compared to the levels at the end of 2013. These increases primarily reflect increased business activity during the first nine months of 2014 as compared to the fourth quarter of 2013.

Investing Activities. During the nine months ended September 30, 2014 purchases of property and equipment were $536,000 which primarily represent additions to leased systems in our Thermal and Mechanical Products segments. We have no significant commitments for capital expenditures for the balance of 2014, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the nine months ended September 30, 2014 there were no cash flows from financing activities.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, deferred income tax valuation allowances and product warranty reserves. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2014, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2013 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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
inTEST Corporation
Date:	November 13, 2014	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 13, 2014	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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