Form 10-K
period 2014-12-31
INTEST CORP
filed 2015-03-26
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), was: $31,037,908.

The number of shares outstanding of the registrant's Common Stock, as of March 20, 2015, was 10,562,678.

                                                                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
    stock price fluctuations;
    the anticipated market for our products;
    costs associated with the implementation of new SEC regulations; and
    other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1.    BUSINESS (Continued)

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product. Our largest customers include Advanced Semiconductor Engineering, Inc., Analog Devices, Inc., Avago Technologies Limited, Emerson Electric Co., Hakuto Co. Ltd., Linear Technology Corp., NXP Semiconductors N.V., PDF Solutions, Inc., Teradyne, Inc. and Texas Instruments Incorporated.

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

MARKETS

Overview

Our business has historically focused exclusively on the ATE market, which provides automated test equipment to the semiconductor market; however, since 2009, we have begun to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. In the last five years, our net revenues from sales in markets outside the ATE market have ranged from 17% to 30%. As we are a relatively new market entrant in these markets outside the ATE market, our sales into these markets have varied significantly from period to period and we expect they will continue to do so in future periods. One of our goals is to further expand our sales in these markets outside the ATE market. During both 2014 and 2013, our net revenues in markets outside the ATE market were $11.1 million and represented 27% and 28%, respectively, of our total net revenues.

The level of our net revenues in the various markets we serve outside the ATE market varies significantly from market to market. During 2014 and 2013, our net revenues into the telecommunications market represented 11% and 10%, respectively, of our total net revenues, while our net revenues into the defense/aerospace market represented 8% and 7%, respectively, of our total net revenues and our net revenues into the industrial market represented 4% and 9%, respectively, of our total net revenues. The level of our net revenues in these non-ATE markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. Because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The following discussion of our markets, therefore, is limited to only the ATE and semiconductor markets, which currently represent the majority of our net revenues.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2014, we had domestic manufacturing facilities in New Jersey, Massachusetts and California and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. During both 2014 and 2013, approximately $11.1 million, or 27% and 28%, respectively, of our total net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., Germany and Singapore.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

The in2(R) and Cobal Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 1,600 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and Cobal Series manipulators range in price from approximately $12,000 to $60,000.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1.    BUSINESS (Continued)

Financial Information About Product Segments and Geographic Areas

Please see Note 14 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

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

Thermal Products: We market our thermal products brands, Temptronic, Sigma and Thermonics, under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We visit our distributors regularly and have trained them to sell and service all of our thermal products.

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

Texas Instruments Incorporated accounted for 13% of our consolidated net revenues in both 2014 and 2013. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Hakuto Co. Ltd. accounted for 11% of our consolidated net revenues in 2014. These revenues were generated by our Thermal Products segment. Our ten largest customers accounted for approximately 48% and 47% of our consolidated net revenues in 2014 and 2013, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1.    BUSINESS (Continued)

Our largest customers in 2014 include:
Semiconductor Manufacturers	ATE Manufacturers	Other
Advanced Semiconductor Engineering, Inc.	Teradyne, Inc.	Avago Technologies
Analog Devices, Inc.		Emerson Electric Co.
Linear Technology Corporation		Hakuto Co. Ltd.
NXP Semiconductors
PDF Solutions, Inc.
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2014, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and California. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

In 2001, we obtained ISO 9001:1994 certification at our New Jersey facility. During 2003, we made the determination to upgrade to ISO 9001:2000 at our New Jersey facility, which was completed in 2007. In May 2003, our California facility obtained ISO 9001:2000 certification. In 2009, we made the decision to discontinue ISO certification in our New Jersey and California operations because our customers at that time operated solely in the semiconductor market where ISO certification has little impact. We continue to employ all the practices embodied in the ISO 9001:2000 standard. We believe that the loss of ISO 9001 certification for our New Jersey and California facilities has not negatively impacted our working relationships with our customers or prevented us from obtaining orders from our customers. Our Massachusetts facility completed ISO 9001:2000 certification in November 2004 and upgraded to ISO 9001:2008 in November 2009 and has maintained certification with the ISO 9001:2008 standard since that time.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2014, we employed a total of 27 engineers, who were engaged full time in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.6 million in 2014 and $3.7 million in 2013 on engineering and product development, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

As of December 31, 2014, we held 47 active U.S. patents and had 11 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2015 and extending through 2033. During 2014, three U.S. patents were issued and we had three U.S. patents expire. We do not believe that the expiration of these patents or the upcoming expiration of certain of our patents in 2015 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the semiconductor equipment market, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. For additional information regarding risks related to our intellectual property, see "Risk Factors."

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

Our principal competitor for Thermostream products is FTS Systems. Our principal competitors for Thermochuck products include ERS Electronik GmbH, Cascade Microtech, Inc. and Espec Corp. Our principal competitors for environmental chambers are Thermotron Industries, Cincinnati Sub-Zero Products, Inc. and Espec Corp. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for manipulator products are Esmo AG and Reid-Ashman Manufacturing. Our principal competitors for docking hardware products include Esmo AG, Knight Automation and Reid-Ashman Manufacturing. We also compete with the ATE manufacturers Advantest Corporation and Teradyne, Inc. (who are also our customers) on the sale of docking hardware and manipulators.

Our principal competitors for tester interface products are Reid-Ashman Manufacturing, Esmo AG, Teradyne, Inc., and Advantest Corporation.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1.    BUSINESS (Continued)

BACKLOG

At December 31, 2014, our backlog of unfilled orders for all products was approximately $3.8 million compared with approximately $3.1 million at December 31, 2013. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2015. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2014, we had 125 full time employees, including 57 in manufacturing operations, 48 in customer support/operations and 20 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Our sales are affected by the cyclicality and seasonality of the semiconductor and ATE markets, which causes our operating results to fluctuate significantly.

Our business depends in significant part upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downturn. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. In addition to being cyclical, the ATE market has also developed a seasonal pattern in the last several years, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weakened demand. We believe this change has been driven by the strong demand for consumer products containing semiconductor content sold during the year-end holiday shopping season. These market changes and seasonal sales pattern have contributed in the past, and will likely continue to contribute in the future, to fluctuations in our operating results.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1A. RISK FACTORS (Continued)

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

Since 2009, we have sold our thermal products in markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our sales to these non-ATE markets were $11.1 million in both 2014 and 2013 and represented 27% and 28%, respectively, of our consolidated net revenues. Our goal is to increase our sales into these and other non-ATE markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. If we are unable to expand our sales in non-ATE markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

In addition to the cyclicality and seasonality of the semiconductor and ATE markets, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We believe that in recent years there have been a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Texas Instruments Incorporated accounted for 13% of our consolidated net revenues in both 2014 and 2013, respectively. While all three of our operating segments sold to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Hakuto Co. Ltd. accounted for 11% of our consolidated net revenues in 2014. These revenues were generated by our Thermal Products segment. Our ten largest customers accounted for approximately 48% and 47% of our net revenues in 2014 and 2013, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

We have experienced and may continue to experience significant variability in our effective tax rates and may have exposure to additional tax liabilities and costs.

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

A breach of our operational or security systems could negatively affect our business and results of operations.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1A. RISK FACTORS (Continued)

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2015 and 2033, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
    any additional patents will be issued on our applications;
    any patents we own now or in the future will protect our business against competitors that develop similar technology or products;
    our patents will be held valid if they are challenged or subjected to reexamination or reissue;
    others will not claim rights to our patented or other proprietary technologies; or

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 15% and 16% of consolidated net revenues in 2014 and 2013, respectively. Net revenues from foreign customers totaled $27.4 million, or 66% of consolidated net revenues in 2014 and $26.1 million, or 66% of consolidated net revenues in 2013. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
    political and economic instability in foreign countries;
    the imposition of financial and operational controls and regulatory restrictions by foreign governments;
    the need to comply with a wide variety of U.S. and foreign import and export laws;
    local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;
    trade restrictions;
    changes in tariffs and taxes;
    longer payment cycles;
    fluctuations in currency exchange rates; and
    the greater difficulty of administering business abroad.

A significant portion of our cash position is maintained overseas.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2014, $3.1 million of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements or we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2014, we leased 5 facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2014:
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

	Sales Price
2014	High	Low
First Quarter	$4.44	$3.69
Second Quarter	4.25	3.66
Third Quarter	5.75	3.87
Fourth Quarter	4.80	3.98

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)
	Sales Price
2013	High	Low
First Quarter	$3.55	$2.63
Second Quarter	3.87	2.81
Third Quarter	4.25	3.75
Fourth Quarter	4.13	3.66

On March 20, 2015, the closing price for our common stock as reported on the NYSE MKT LLC was $4.15. As of March 20, 2015, we had 10,562,678 shares outstanding that were held of record by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2014 or 2013. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our Board of Directors.

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
	Years Ended December 31,
	2014	2013	2012	2011	2010
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$41,796	$39,426	$43,376	$47,266	$46,204
Gross margin	20,462	19,015	19,059	22,893	22,145
Operating income	4,916	3,962	2,996	7,578	7,350
Net earnings	3,439	3,077	2,156	9,863	7,252
Net earnings per common share:
Basic	$0.33	$0.30	$0.21	$0.97	$0.72
Diluted	$0.33	$0.30	$0.21	$0.96	$0.72
Weighted average common shares outstanding :
Basic	10,432	10,364	10,273	10,148	10,019
Diluted	10,466	10,419	10,347	10,286	10,142

	As of December 31,
	2014	2013	2012	2011	2010
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$23,126	$19,018	$15,576	$13,957	$ 6,895
Working capital	28,561	24,749	21,000	19,759	11,793
Total assets	38,738	35,481	32,399	31,237	21,408
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	34,368	31,149	27,820	26,199	16,104

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received both by product segment and market.
	Years Ended December 31,		Change
Orders:	2014	2013	$	%
Thermal Products	$23,866	$21,953	$1,913	9%
Mechanical Products	11,363	10,115	1,248	12
Electrical Products	7,212	6,291	921	15
	$42,441	$38,359	$4,082	11%

ATE market	$30,214	$27,875	$2,339	8%
Non-ATE market	12,227	10,484	1,743	17
	$42,441	$38,359	$4,082	11%

Total consolidated orders for the year ended December 31, 2014 were $42.4 million compared to $38.4 million for 2013. The increase in consolidated orders reflects higher levels of demand from the ATE market, as well as the success of new product introductions in our Mechanical and Electrical Products segment and continued penetration into non-ATE markets by our Thermal Products segment.

Orders from customers in various markets outside of the ATE market for the year ended December 31, 2014, grew by 17% during 2014 as compared to 2013 and increased from 27% of our consolidated orders in 2013 to 29% in 2014. We believe the increases in both our orders from customers in various markets outside the ATE market and those orders as a percentage of our consolidated orders reflect improved demand from the customers we serve in several of the markets outside the ATE market, including the defense/aerospace and telecommunications markets. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

At December 31, 2014, our backlog of unfilled orders for all products was approximately $3.8 million compared with approximately $3.1 million at December 31, 2013. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2015. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues both by product segment and market.
	Years Ended December 31,		Change
Net revenues:	2014	2013	$	%
Thermal Products	$23,446	$22,962	$ 484	2%
Mechanical Products	11,245	9,962	1,283	13
Electrical Products	7,105	6,502	603	9
	$41,796	$39,426	$2,370	6%

ATE market	$30,737	$28,346	$2,391	8%
Non-ATE market	11,059	11,080	(21)	-
	$41,796	$39,426	$2,370	6%

Total consolidated net revenues for the year ended December 31, 2014 were $41.8 million compared to $39.4 million for 2013. The increase in consolidated net revenues primarily reflects the aforementioned higher levels of demand from the ATE market, as well as the success of new product introductions in our Mechanical and Electrical Products segment. In addition, the higher percentage increase for our Mechanical Products segment also reflects that one particular customer of this segment was building a new facility in Southeast Asia during 2014 and, as a result, had a higher level of demand for certain of our products during 2014. Net revenues from customers in markets outside the ATE market were relatively unchanged at $11.1 million in both 2014 and 2013. As a percentage of our total consolidated net revenues, they represented 27% and 28% in 2014 and 2013, respectively.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2014 and 2013, our OEM sales as a percentage of net revenues were 9% and 12%, respectively.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Revenues. Net revenues were $41.8 million for the year ended December 31, 2014 compared to $39.4 million for the same period in 2013, an increase of $2.4 million or 6%. For the year ended December 31, 2014, the net revenues of our Thermal, Mechanical and Electrical Products segments increased $484,000 or 2%, $1.3 million or 13% and $603,000 or 9%, respectively. We believe the increase in our net revenues during 2014 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 49% for the year ended December 31, 2014 compared to 48% for the same period in 2013. The improvement in the gross margin was primarily the result of our fixed operating costs being more fully absorbed by the higher net revenue levels in 2014 as compared to 2013. In absolute dollar terms, these costs increased $78,000 from 2013 to 2014 but as a percentage of net revenues, these costs declined from 15% in 2013 to 14% in 2014. Higher levels of depreciation and facility related costs, primarily in our Thermal Products segment, were partially offset by better utilization rates for our machine shop operation in our Mechanical Products segment and reductions in salary and benefits expense in our Thermal Products segment.

Selling Expense. Selling expense was $5.7 million for the year ended December 31, 2014 compared to $5.4 million for the same period in 2013, an increase of $340,000 or 6%. The increase primarily reflects higher salaries and benefits expense as a result of an increase in headcount in our Thermal and Electrical Products segments and higher levels of commissions as a result of the increase in our consolidated net revenues.

Engineering and Product Development Expense. Engineering and product development expense was $3.6 million for the year ended December 31, 2014 compared to $3.7 million for the same period in 2013, a decrease of $103,000 or 3%. The decrease in engineering and product development expense primarily reflects a reduction in the use of third party consultants in our Thermal Products segment and decreased spending on matters related to our intellectual property. These decreases were partially offset by an increase in salaries and benefits expense, primarily reflecting annual salary increases for existing employees and an increase in headcount in our Electrical Products segment.

General and Administrative Expense. General and administrative expense was $6.2 million for the year ended December 31, 2014 compared to $6.0 million for the same period in 2013, an increase of $256,000 or 4%. The increase primarily reflects an increase in the use of third-party professionals who assist us with certain of our strategic initiatives and, to a lesser extent, higher levels of travel related costs in implementing these initiatives. This increase was partially offset by a reduction in amortization expense related to our intangible assets in our Thermal Products segment.

Income Tax Expense. For the year ended December 31, 2014, we recorded income tax expense of $1.5 million compared to $931,000 for the same period in 2013. Our effective tax rate was 30% for 2014 compared to 23% for 2013. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in 2014 as compared to 2013 primarily reflects the lower level of tax credits available to offset current tax expense in 2014, as well as the impact of the recording of additional benefits during 2013 as a result of the finalization of an audit of our German operation in September of that year.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Liquidity

Our cash and cash equivalents and working capital were as follows:
	December 31,
	2014	2013
Cash and cash equivalents	$23,126	$19,018
Working capital	$28,561	$24,749

As of December 31, 2014, $3.1 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign taxes if we repatriate certain of these funds. On February 25, 2015 we repatriated $883,000 from our subsidiary in Singapore. We currently plan to indefinitely reinvest the funds held by our subsidiary in Germany.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2014 was $5.1 million. During 2014, we recorded net earnings of $3.4 million, which included non-cash charges of $879,000 for depreciation and amortization, $344,000 for excess and obsolete inventory charges and $318,000 of deferred income tax expense. During 2014, accounts receivable decreased $610,000, compared to the levels at the end of 2013, primarily reflecting an improvement in customer payment patterns. During 2014, inventories and accounts payable increased $893,000 and $172,000, respectively, compared to the levels at the end of 2013. The increase in inventory primarily reflects increased finished goods inventory on hand at December 31, 2014 that will be shipped to customers in early 2015. The increase in accounts payable primarily reflects the timing of payments to customers. During 2014, restricted certificates of deposit decreased $100,000. Our restricted certificates of deposit are pledged to secure letters of credit issued as security deposits for certain of our domestic leases. In accordance with the terms of the lease for our facility in Mansfield, Massachusetts, after reaching the thirty-seventh month of the term of the lease with no events of default having occurred, we requested and received approval to reduce the amount of the letter of credit by $100,000.

Investing Activities. During 2014, purchases of property and equipment were $831,000 which primarily represent additions to leased systems in our Thermal and Mechanical Products segments and additional production testing and demonstration equipment for our Electrical Products segment. We have no significant commitments for capital expenditures for 2015, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Financing Activities. During 2014, there were no cash flows from financing activities.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2014 and 2013, we recorded inventory obsolescence charges for excess and obsolete inventory of $344,000 and $311,000, respectively.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. As of December 31, 2014 and 2013, goodwill was $1.7 million. We did not record any impairment charges related to our goodwill during 2014 or 2013.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2014 and 2013, our indefinite-lived intangible asset was $510,000. We did not record any impairment charges related to our indefinite-lived intangible asset during 2014 or 2013.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2014 and 2013, finite-lived intangibles and long-lived assets were $2.2 million and $2.5 million, respectively. We did not record any impairment charges related to our long-lived assets during 2014 or 2013.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2014 and 2013, we had a net deferred tax asset of $1.4 million and $1.7 million, respectively, and a deferred tax valuation allowance of $100,000 and $287,000, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements are set forth in this Report beginning at page F-1 and are incorporated by reference into this Item 8.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
FOR THE YEAR ENDED DECEMBER 31, 2014

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 1992 Framework. Based upon this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015, or, if our proxy statement is not filed on or before April 30, 2015, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015, or, if our proxy statement is not filed on or before April 30, 2015, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015, or, if our proxy statement is not filed on or before April 30, 2015, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2014:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	557,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	557,500

(1)	The securities that remain available for future issuance are issuable pursuant to the 2014 Stock Plan (500,000 shares) and the 2007 Stock Plan (57,500 shares).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015, or, if our proxy statement is not filed on or before April 30, 2015, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015, or, if our proxy statement is not filed on or before April 30, 2015, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 26, 2015

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2015

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 26, 2015

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 26, 2015

/s/ Joseph W. Dews IV Joseph W. Dews IV, Director	March 26, 2015

/s/ William Kraut William Kraut, Director	March 26, 2015

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws as amended on December 5, 2013. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (4)
10.3	Lease Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (5)
10.4	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (5)
10.5	inTEST Corporation 2014 Stock Plan (6)(*)
10.6	inTEST Corporation 2007 Stock Plan. (7)(*)
10.7	Form of Restricted Stock Grant. (8)(*)
10.8	Form of Stock Option Grant - Director. (8)(*)
10.9	Form of Stock Option Grant - Officer. (8)(*)
10.10	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (9)(*)
10.11	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (9)(*)
10.12	Change of Control Agreement dated May 5, 2008 between the Company and Daniel J. Graham. (10)(*)
10.13	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (10)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (11)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (11)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Daniel J. Graham. (11)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (11)(*)
10.18	Compensatory Arrangements of Executive Officers and Directors. (*)
14	Code of Ethics. (12)
21	Subsidiaries of the Company.
23	Consent of McGladrey LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated December 5, 2013, File No. 001-36117, filed December 9, 2013, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(6)	Previously filed as an appendix to the Company's Proxy Statement filed April 30, 2014, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGLADREY LLP

Blue Bell, Pennsylvania
March 26, 2015

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2014        2013
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $23,126    $19,018
  Trade accounts receivable, net of allowance for
    doubtful accounts of $146 and $147, respectively                  5,034      5,748
  Inventories                                                         3,769      3,243
  Deferred tax assets                                                   529        701
  Prepaid expenses and other current assets                             473        371
     Total current assets                                            32,931     29,081
Property and equipment:
  Machinery and equipment                                             4,322      4,190
  Leasehold improvements                                                593        594
     Gross property and equipment                                     4,915      4,784
  Less: accumulated depreciation                                     (3,647)    (3,530)
     Net property and equipment                                       1,268      1,254

Deferred tax assets                                                     884      1,030
Goodwill                                                              1,706      1,706
Intangible assets, net                                                1,393      1,748
Restricted certificates of deposit                                      350        450
Other assets                                                            206        212
     Total assets                                                   $38,738    $35,481
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,234    $ 1,064
  Accrued wages and benefits                                          1,528      1,635
  Accrued rent                                                          615        577
  Accrued professional fees                                             390        367
  Accrued sales commissions                                             328        305
  Domestic and foreign income taxes payable                              22         83
  Other current liabilities                                             253        301
     Total current liabilities                                        4,370      4,332

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,590,755 shares issued, respectively              106        106
  Additional paid-in capital                                         26,321     26,187
  Retained earnings                                                   7,152      3,713
  Accumulated other comprehensive earnings                              993      1,347
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively      (204)      (204)
     Total stockholders' equity                                      34,368     31,149

     Total liabilities and stockholders' equity                     $38,738    $35,481
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2014             2013
                                                          -------          -------
Net revenues                                              $41,796          $39,426
Cost of revenues                                           21,334           20,411
      Gross margin                                         20,462           19,015

Operating expenses:
   Selling expense                                          5,735            5,395
   Engineering and product development expense              3,580            3,683
   General and administrative expense                       6,231            5,975
      Total operating expenses                             15,546           15,053

Operating income                                            4,916            3,962
Other income (expense)                                         (7)              46

Earnings before income tax expense                          4,909            4,008
Income tax expense                                          1,470              931

      Net earnings                                        $ 3,439          $ 3,077
                                                          =======          =======
Net earnings per common share:
  Basic                                                    $0.33            $0.30
  Diluted                                                  $0.33            $0.30
Weighted average common shares outstanding:
  Basic                                                 10,431,743       10,363,678
  Diluted                                               10,466,064       10,419,103

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2014             2013
                                                          -------          -------
Net earnings                                              $ 3,439          $ 3,077

Foreign currency translation adjustments                     (354)              94

Comprehensive earnings                                    $ 3,085          $ 3,171
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           Accumulated
                                  Common Stock   Additional                   Other                  Total
                               -----------------  Paid-In     Retained    Comprehensive  Treasury Stockholders'
                                 Shares   Amount  Capital     Earnings       Earnings     Stock      Equity
                               ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2013       10,453,255  $ 105   $26,030    $    636       $1,253      $  (204)     $27,820

Net earnings                            -      -         -       3,077            -            -        3,077
Other comprehensive earnings            -      -         -           -           94            -           94
Amortization of deferred
  compensation related to
  restricted stock                      -      -       128           -            -            -          128
Issuance of non-vested
  shares of restricted stock      127,500      1        (1)          -            -            -            -
Stock options exercised            10,000      -        30           -            -            -           30
                               ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2013     10,590,755    106    26,187       3,713        1,347         (204)      31,149

Net earnings                            -      -         -       3,439            -            -        3,439
Other comprehensive loss                -      -         -           -         (354)           -         (354)
Amortization of deferred
  compensation related to
  restricted stock                      -      -       134           -            -            -          134
Forfeiture of non-vested
  shares of restricted stock       (5,000)     -         -           -            -            -            -
Issuance of non-vested
  shares of restricted stock       10,000      -         -           -            -            -            -
                               ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2014     10,595,755  $ 106   $26,321    $  7,152       $  993      $  (204)     $34,368

                               ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2014             2013
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 3,439          $ 3,077
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             879              847
    Provision for excess and obsolete inventory                               344              311
    Foreign exchange loss                                                      44                4
    Amortization of deferred compensation related to restricted stock         134              128
    (Gain) loss on sale of property and equipment                              44               (3)
    Proceeds from sale of demonstration equipment, net of gain                161               32
    Deferred income tax expense                                               318              307
    Changes in assets and liabilities:
      Trade accounts receivable                                               610             (233)
      Inventories                                                            (893)            (416)
      Prepaid expenses and other current assets                              (113)              (6)
      Restricted certificates of deposit                                      100                -
      Other assets                                                            (17)             (18)
      Accounts payable                                                        172               23
      Accrued wages and benefits                                              (75)              63
      Accrued rent                                                             38               48
      Accrued professional fees                                                25              (19)
      Accrued sales commissions                                                23              (43)
      Domestic and foreign income taxes payable                               (61)               -
      Other current liabilities                                               (43)            (332)
                                                                          -------          -------
Net cash provided by operating activities                                   5,129            3,770
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (831)            (424)
  Proceeds from sale of property and equipment                                  8               10
                                                                          -------          -------
Net cash used in investing activities                                        (823)            (414)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock options exercised                                         -               30
                                                                          -------          -------
Net cash provided by financing activities                                       -               30
                                                                          -------          -------
Effects of exchange rates on cash                                            (198)              56
                                                                          -------          -------
Net cash provided by all activities                                         4,108            3,442
Cash and cash equivalents at beginning of period                           19,018           15,576
                                                                          -------          -------
Cash and cash equivalents at end of period                                $23,126          $19,018
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $ 1,213          $   623

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of non-vested shares of restricted stock                         $    41          $   462
Forfeiture of non-vested shares of restricted stock                       $   (20)         $     -

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities including related valuation allowances, are particularly impacted by estimates.

Reclassification

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Cash and Cash Equivalents

Short-term investments that have maturities of three months or less when purchased are considered to be cash equivalents and are carried at cost, which approximates market value. Our cash balances, which are deposited with highly reputable financial institutions, at times may exceed the federally insured limits. We have not experienced any losses related to these cash balances and believe the credit risk to be minimal.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded in either of the years ended December 31, 2014 or 2013. Cash flows from accounts receivable are recorded in operating cash flows.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Our financial instruments, principally accounts receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $344 and $311 for the years ended December 31, 2014 and 2013, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $524 and $401 for the years ended December 31, 2014 and 2013, respectively.

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

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 12.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2014.

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

In addition, in our Thermal Products and Mechanical Products segments, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

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

Foreign Currency

For our foreign subsidiary whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2014 and 2013, foreign currency transaction losses were $44 and $4, respectively.

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
	Years Ended December 31,
	2014	2013

Weighted average common shares outstanding - basic	10,431,743	10,363,678
Potentially dilutive securities:
Employee stock options and unvested shares of restricted stock	34,321	55,425
Weighted average common shares outstanding - diluted	10,466,064	10,419,103
Average number of potentially dilutive securities excluded from calculation	48,021	32,836

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There were no changes in the amount of the carrying value of goodwill for the year ended December 31, 2014.

Intangible Assets

The following table provides further detail about our intangible assets as of December 31, 2014 and 2013:
	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 979	$ 501
Patented technology	590	346	244
Software	270	169	101
Trade name	140	103	37
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,715	883
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,715	$1,393

December 31, 2013
Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 725	$ 755
Patented technology	590	307	283
Software	270	142	128
Trade name	140	68	72
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,360	1,238
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,360	$1,748

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our finite-lived assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of December 31, 2014:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)
	Estimated Useful Life	Remaining Estimated Useful Life at Dec. 31, 2014
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	-
Software	120	45
Patented technology	60	-
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	36.5
Customer backlog	3	-
Trade name	48	12.5
Patented technology	132	96.5
Non-compete/non-solicitation agreement	18	-

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the year ended December 31, 2014:
Balance - January 1, 2014	$1,238
Amortization	(355)
Balance - December 31, 2014	$ 883

Total amortization expense for the years ended December 31, 2014 and 2013 was $355 and $446, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:
2015	$289
2016	$229
2017
$212
2018
$ 65
2019
$ 39

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2014 and 2013, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rates used in 2014 and 2013 for the discounted cash flows were 17% and 20%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

During the goodwill impairment assessment in both 2014 and 2013, we performed a Step I test to identify potential impairment, in which the fair value of the reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 68% or $15,971 at December 31, 2014 and by 65% or $13,888 at December 31, 2013.

During the indefinite life intangible asset impairment assessment in both 2014 and 2013, we compared the fair value of our intangible asset with its carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2014 and 2013.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During both December 2014 and 2013, due to continued operating losses experienced in our Mechanical Products segment, we assessed the long-lived assets of this segment for impairment. Our assessments indicated that the property and equipment that is allocated to this segment was not impaired. During 2014 and 2013, we did not review our Thermal and Electrical Products segment's long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(4)   MAJOR CUSTOMERS

Texas Instruments Incorporated accounted for 13% of our consolidated net revenues in both 2014 and 2013. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Hakuto Co. Ltd. accounted for 11% of our consolidated net revenues in 2014. These revenues were generated by our Thermal Products segment. During the years ended December 31, 2014 and 2013, no other customer accounted for 10% or more of our consolidated net revenues.

(5)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2014	2013
Raw materials	$2,505	$2,753
Work in process	406	222
Inventory consigned to others	129	94
Finished goods	729	174
	$3,769	$3,243

(6)  OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2014	2013
Accrued warranty	$118	$123
Deferred revenue and customer deposits	70	74
Other	65	104
	$253	$301

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(7)   DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. The terms of our leases also allow us to request a reduction in the amount of these letters of credit at certain points during the lease term if there have been no events of default. As of December 31, 2014, there have been no events of default. Our outstanding letters of credit at December 31, 2014 and 2013 consisted of the following:
		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2014	Dec. 31, 2013
Mt. Laurel, NJ	3/29/2010	3/31/2015	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2015	8/23/2021	100	200
				$350	$450

(8)   EQUIPMENT LEASING

In our Thermal Products and Mechanical Products segments, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

The total cost of leased equipment at December 31, 2014 and 2013 was $692 and $561, respectively, and is included in Machinery and Equipment on our balance sheet. As of December 31, 2014 and 2013, accumulated depreciation for leased equipment was $167 and $138, respectively.

As of December 31, 2014, total minimum payments receivable under non-cancellable operating leases were $151. All of these payments will be received in 2015.

(9)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities, automobiles and certain equipment under non-cancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2014 and 2013 was $1,307 and $1,221, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are generally included in rental expense in our statement of operations, but they are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   COMMITMENTS AND CONTINGENCIES (Continued)

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2014 are as follows:

2015	$1,045
2016	1,097
2017	1,062
2018	981
2019	999
Thereafter	1,504
$6,688

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2014 and 2013, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:
	Years Ended December 31,
	2014	2013
Domestic	$4,061	$3,245
Foreign	848	763

	$4,909	$4,008

Income tax expense (benefit) was as follows:
	Years Ended December 31,
	2014	2013
Current
Domestic -- Federal	$ 1,073	$ 515
Domestic -- state	78	74
Foreign	1	35
	$ 1,152	$ 624
Deferred
Domestic -- Federal	401	218
Domestic -- state	256	212
Foreign	(339)	(123)
	318	307
Income tax expense	$ 1,470	$ 931

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2014 and 2013:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)
	December 31,
Deferred tax assets:	2014	2013
Depreciation of property and equipment	$ 596	$ 646
Net operating loss ("NOL") (state and foreign)	513	829
Intangibles	224	162
Inventories	184	180
Accrued vacation pay and stock-based compensation	126	169
Tax credit carryforwards (foreign, research and AMT)	92	269
Allowance for doubtful accounts	56	56
Acquisition costs	34	37
Accrued warranty	6	11
Other	21	26
	1,852	2,385
Valuation allowance	(100)	(287)
Deferred tax assets	1,752	2,098
Deferred tax liabilities:
Net intangible assets	(232)	(260)
Unremitted earnings of foreign subsidiaries	(107)	(107)
Deferred tax liabilities	(339)	(367)
Net deferred tax asset	$ 1,413	$ 1,731

The valuation allowance for deferred tax assets as of the beginning of 2014 and 2013 was $287 and $573, respectively. The net change in the valuation allowance for the years ended December 31, 2014 and 2013 were decreases of $187 and $286, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2034.

An analysis of the effective tax rate for the years ended December 31, 2014 and 2013 and a reconciliation from the expected statutory rate of 34% is as follows:
	Years Ended December 31,
	2014	2013
Expected income tax provision at U.S. statutory rate	$1,669	$1,363
Increase (decrease) in tax from:
Changes in valuation allowance	(187)	(286)
Current year tax credits (foreign and research)	(179)	(417)
Foreign income tax rate differences	(63)	(80)
Deemed dividend from foreign subsidiaries	208	135
NOL carryforwards utilized	93	200
Domestic tax expense, net of Federal benefit	52	127
Nondeductible expenses	7	10
Other	(130)	(121)
Income tax expense	$1,470	$ 931

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2014 and 2013, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

(11)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(12)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2014, we have unvested restricted stock awards granted under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. As of December 31, 2014, 57,500 shares remain available to grant under the 2007 Stock Plan.

In addition, at our annual meeting on June 25, 2014, our stockholders approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. As of December 31, 2014, no stock awards have been granted under the 2014 Stock Plan.

We have not granted any stock options during 2014 or 2013. Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2014, total compensation expense to be recognized in future periods was $326. All of this expense is related to nonvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 2.7 years.

Stock Options

The following table summarizes the stock option activity for the two years ended December 31, 2014:
	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2013 (219,000 exercisable)	219,000	$3.17
Granted	-	-
Exercised	(10,000)	3.04
Canceled	(199,000)	3.05
Options outstanding, December 31, 2013 (10,000 exercisable)	10,000	5.66
Granted	-	-
Exercised	-	-
Canceled	(10,000)	5.66
Options outstanding, December 31, 2014	-	-

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  STOCK-BASED COMPENSATION PLAN (Continued)

Restricted Stock Awards
We record compensation expense for restricted stock awards (nonvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2014 and 2013, related to nonvested shares:
	Years Ended December 31,
	2014	2013
Cost of revenues	$ 11	$ 8
Selling expense	6	10
Engineering and product development expense	16	28
General and administrative expense	101	82
	$134	$128

There was no compensation expense capitalized in 2014 or 2013. The following table summarizes the activity related to nonvested shares for the two years ended December 31, 2014:
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares outstanding, January 1, 2013	108,750	$1.63
Granted	127,500	3.62
Vested	(56,250)	1.70
Forfeited	-	-
Nonvested shares outstanding, December 31, 2013	180,000	2.69
Granted	10,000	4.14
Vested	(83,125)	2.31
Forfeited	(5,000)	3.97
Nonvested shares outstanding, December 31, 2014	101,875	2.82

The total fair value of the shares that vested during the years ended December 31, 2014 and 2013 was $351 and $176, respectively, as of the vesting dates of these shares.

(13)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2014 and 2013, we recorded $317 and $320 of expense for matching contributions, respectively.

(14)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic Corporation, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines. In addition, this segment provides post warranty service and support.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  SEGMENT INFORMATION (Continued)

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
	Years Ended December 31,
	2014	2013
Net revenues from unaffiliated customers:
Thermal Products	$23,446	$22,962
Mechanical Products	11,245	9,962
Electrical Products	7,105	6,502
	$41,796	$39,426
Depreciation/amortization:
Thermal Products	$720	$695
Mechanical Products	87	79
Electrical Products	72	73
	$879	$847
Operating income (loss):
Thermal Products	$4,740	$4,322
Mechanical Products	(18)	(784)
Electrical Products	781	722
Corporate	(587)	(298)
	$4,916	$3,962
Earnings (loss) before income tax expense (benefit):
Thermal Products	$4,699	$4,327
Mechanical Products	(5)	(772)
Electrical Products	802	751
Corporate	(587)	(298)
	$4,909	$4,008
Income tax expense (benefit):
Thermal Products	$1,407	$1,005
Mechanical Products	(2)	(179)
Electrical Products	240	174
Corporate	(175)	(69)
	$ 1,470	$ 931

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(14)  SEGMENT INFORMATION (Continued)
	Years Ended December 31,
	2014	2013
Net earnings (loss):
Thermal Products	$3,292	$3,322
Mechanical Products	(3)	(593)
Electrical Products	562	577
Corporate	(412)	(229)
	$3,439	$3,077
Capital expenditures:
Thermal Products	$595	$349
Mechanical Products	96	16
Electrical Products	140	59
	$831	$424

	December 31,
	2014	2013
Identifiable assets:
Thermal Products	$26,211	$23,934
Mechanical Products	7,801	7,093
Electrical Products	4,726	4,454
	$38,738	$35,481

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.
	Years Ended December 31,
	2014	2013
Net revenues from unaffiliated customers:
U.S.	$14,363	$13,337
Foreign	27,433	26,089
	$41.796	$39,426

	December 31,
	2014	2013
Property and equipment:
U.S.	$ 621	$ 700
Foreign	647	554
	$1,268	$1,254

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2014. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical activity of the semiconductor and ATE markets. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.
	Quarters Ended
	3/31/14	6/30/14	9/30/14	12/31/14	Total
Net revenues	$ 8,797	$12,343	$10,794	$ 9,862	$41,796
Gross margin	4,185	6,082	5,168	5,027	20,462
Earnings before income tax expense	411	2,054	1,268	1,176	4,909
Income tax expense	125	697	431	217	1,470
Net earnings	286	1,357	837	959	3,439

Net earnings per common share - basic	$0.03	$0.13	$0.08	$0.09	$0.33
Weighted average common shares outstanding - basic	10,393,956	10,436,730	10,440,803	10,454,716	10,431,743
Net earnings per common share - diluted	$0.03	$0.13	$0.08	$0.09	$0.33
Weighted average common shares outstanding - diluted	10,448,911	10,456,183	10,477,814	10,480,867	10,466,064
	Quarters Ended
	3/31/13	6/30/13	9/30/13	12/31/13	Total
Net revenues	$ 8,973	$11,218	$ 9,900	$ 9,335	$39,426
Gross margin	4,105	5,465	4,756	4,689	19,015
Earnings before income tax expense	370	1,487	1,114	1,037	4,008
Income tax expense	78	484	24	345	931
Net earnings	292	1,003	1,090	692	3,077

Net earnings per common share - basic	$0.03	$0.10	$0.11	$0.07	$0.30
Weighted average common shares outstanding - basic	10,327,428	10,371,716	10,377,189	10,377,678	10,363,678
Net earnings per common share - diluted	$0.03	$0.10	$0.10	$0.07	$0.30
Weighted average common shares outstanding - diluted	10,366,312	10,394,094	10,404,095	10,435,096	10,419,103

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2014
Allowance for doubtful accounts	147	-	(1)	146
Warranty reserve	123	96	(101)	118

Year Ended December 31, 2013
Allowance for doubtful accounts	147	-	-	147
Warranty reserve	197	37	(111)	123