Form 10-Q
period 2015-03-31
INTEST CORP
filed 2015-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2015:

10,562,678

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2015       2014
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $22,485    $23,126
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            6,457      5,034
  Inventories                                                          4,165      3,769
  Deferred tax assets                                                    684        529
  Prepaid expenses and other current assets                              414        473
     Total current assets                                             34,205     32,931
Property and equipment:
  Machinery and equipment                                              4,379      4,322
  Leasehold improvements                                                 591        593
     Gross property and equipment                                      4,970      4,915
  Less: accumulated depreciation                                      (3,736)    (3,647)
     Net property and equipment                                        1,234      1,268
Deferred tax assets                                                      737        884
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,320      1,393
Restricted certificates of deposit                                       350        350
Other assets                                                             193        206
     Total assets                                                    $39,745    $38,738
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,908    $ 1,234
  Accrued wages and benefits                                           1,330      1,528
  Accrued rent                                                           596        615
  Accrued professional fees                                              530        390
  Accrued sales commissions                                              368        328
  Domestic and foreign income taxes payable                              139         22
  Other current liabilities                                              367        253
     Total current liabilities                                         5,238      4,370

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,595,755 shares issued                             106        106
  Additional paid-in capital                                          26,351     26,321
  Retained earnings                                                    7,590      7,152
  Accumulated other comprehensive earnings                               664        993
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       34,507     34,368
     Total liabilities and stockholders' equity                      $39,745    $38,738
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2015       2014
                                                                   --------   --------

Net revenues                                                        $10,188    $ 8,797
Cost of revenues                                                      5,270      4,612
                                                                    -------    -------
Gross margin                                                          4,918      4,185
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,487      1,326
  Engineering and product development expense                           942        923
  General and administrative expense                                  1,807      1,532
                                                                    -------    -------
Total operating expenses                                              4,236      3,781
                                                                    -------    -------

Operating income                                                        682        404
Other income (expense)                                                  (11)         7
                                                                    -------    -------

Earnings before income tax expense                                      671        411
Income tax expense                                                      233        125
                                                                    -------    -------
Net earnings                                                        $   438    $   286
                                                                    =======    =======

Net earnings per common share - basic                                 $0.04      $0.03

Weighted average common shares outstanding - basic               10,465,414 10,393,956

Net earnings per common share - diluted                               $0.04      $0.03

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,483,527 10,448,911

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2015       2014
                                                                --------   -------
Net earnings                                                     $  438     $  286

Foreign currency translation adjustments                           (329)         4
                                                                 ------     ------

Comprehensive earnings                                           $  109     $  290
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                   Accumulated
                               Common Stock   Additional             Other                  Total
                            -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                              Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                            ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2015    10,595,755  $ 106   $26,321   $7,152       $ 993      $(204)   $34,368

Net earnings                         -      -         -      438           -          -        438

Other comprehensive
  loss                               -      -         -        -        (329)         -       (329)

Amortization of deferred
  compensation related
  to restricted stock                -      -        30        -           -          -         30
                            ----------  -----   -------   ------       -----      -----    -------

Balance, March 31, 2015     10,595,755  $ 106   $26,351   $7,590       $ 664      $(204)   $34,507
                            ==========  =====   =======   ======       =====      =====    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                     ------------------
                                                                       2015       2014
                                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                         $   438    $   286
Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                          200        217
  Provision for excess and obsolete inventory                             51         35
  Foreign exchange (gain) loss                                            19         (1)
  Amortization of deferred compensation related to restricted stock       30         41
  Proceeds from sale of demonstration equipment, net of gain              16          8
  Deferred income tax expense (benefit)                                   (8)        20
  Changes in assets and liabilities:
    Trade accounts receivable                                         (1,484)      (142)
    Inventories                                                         (475)      (595)
    Prepaid expenses and other current assets                             50         46
    Other assets                                                          (7)        (8)
    Accounts payable                                                     676        497
    Accrued wages and benefits                                          (170)      (407)
    Accrued rent                                                         (19)        18
    Accrued professional fees                                            142        (38)
    Accrued sales commissions                                             40         (2)
    Domestic and foreign income taxes payable                            117        (29)
    Other current liabilities                                            121         83
                                                                     -------    -------
Net cash provided by (used in) operating activities                     (263)        29
                                                                     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                      (179)      (200)
                                                                     -------    -------
Net cash used in investing activities                                   (179)      (200)
                                                                     -------    -------
Effects of exchange rates on cash                                       (199)         6
                                                                     -------    -------
Net cash used in all activities                                         (641)      (165)
Cash and cash equivalents at beginning of period                      23,126     19,018
                                                                     -------    -------
Cash and cash equivalents at end of period                           $22,485    $18,853
                                                                     =======    =======

Cash payments for:
  Domestic and foreign income taxes                                  $   124    $   134

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
  Forfeiture of non-vested shares of restricted stock                $     -    $    20

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 26, 2015 (the "2014 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $51 and $35 for the three months ended March 31, 2015 and 2014, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2015.

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

Net Earnings Per Common Share

Net earnings per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings per common share - diluted is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include unvested shares of restricted stock and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding -- basic	10,465,414	10,393,956
Potentially dilutive securities:
Unvested shares of restricted stock	18,113	54,955
Weighted average common shares and common share equivalents outstanding -- diluted	10,483,527	10,448,911

Average number of potentially dilutive securities excluded from calculation	-	10,000

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the three months ended March 31, 2015.

Intangible Assets

The following tables provide further detail about our intangible assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,026	$ 454
Patented technology	590	356	234
Software	270	176	94
Trade name	140	112	28
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,788	810
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,788	$1,320

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 979	$ 501
Patented technology	590	346	244
Software	270	169	101
Trade name	140	103	37
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,715	883
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,715	$1,393

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the three months ended March 31, 2015 and 2014 was $73 and $93, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2015 (remainder)	$216
2016	$229
2017	$212
2018
$ 65
2019
$ 39

(4)  MAJOR CUSTOMERS

During the three months ended March 31, 2015 and 2014, Hakuto Co., Ltd., one of our distributors, accounted for 10% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2015 and 2014.

(5)  INVENTORIES

Inventories held at March 31, 2015 and December 31, 2014 were comprised of the following:

	Mar. 31, 2015	Dec. 31, 2014
Raw materials	$3,023	$2,505
Work in process	500	406
Inventory consigned to others	119	129
Finished goods	523	729
	$4,165	$3,769

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. The terms of our leases also allow us to request a reduction in the amount of these letters of credit at certain points during the lease term if there have been no events of default. As of March 31, 2015, there have been no events of default. Our outstanding letters of credit at March 31, 2015 and December 31, 2014 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2015	Dec. 31, 2014
Mt. Laurel, NJ	3/29/2010	4/01/2016	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2015	8/23/2021	100	100
				$350	$350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION

As of March 31, 2015, we have unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2014 Form 10-K. We did not grant any stock options during 2015 or 2014.

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. As of March 31, 2015, total compensation expense to be recognized in future periods was $296. The weighted average period over which this expense is expected to be recognized is 2.5 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2015 and 2014, respectively, related to unvested shares:

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$ 3	$ 3
Selling expense	1	3
Engineering and product development expense	2	6
General and administrative expense	24	29
	$ 30	$ 41

There was no compensation expense capitalized in the three months ended March 31, 2015 or 2014.

The following table summarizes the activity related to unvested shares for the three months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2015	101,875	$2.82
Granted	-	-
Vested	(5,000)	2.94
Forfeited	-	-
Unvested shares outstanding, March 31, 2015	96,875	2.96

(8)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2015 and 2014, we recorded $141 and $133 of expense for matching contributions, respectively.

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

	Three Months Ended March 31,
	2015	2014
Net revenues from unaffiliated customers:
Thermal Products	$ 5,717	$5,243
Mechanical Products	2,435	2,047
Electrical Products	2,036	1,507
	$10,188	$8,797

Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,029	$ 811
Mechanical Products	(285)	(283)
Electrical Products	319	5
Corporate	(392)	(122)
	$ 671	$ 411

Net earnings (loss):
Thermal Products	$ 672	$ 564
Mechanical Products	(186)	(197)
Electrical Products	208	4
Corporate	(256)	(85)
	$ 438	$ 286

	Mar. 31, 2015	Dec. 31, 2014
Identifiable assets:
Thermal Products	$14,899	$26,211
Mechanical Products	21,413	7,801
Electrical Products	3,433	4,726
	$39,745	$38,738

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2015	2014
Net revenues from unaffiliated customers:
U.S.	$ 3,489	$ 3,149
Foreign	6,699	5,648
	$10,188	$ 8,797

	Mar. 31, 2015	Dec. 31, 2014
Property and equipment:
U.S.	$ 712	$ 621
Foreign	522	647
	$1,234	$1,268

____________________________________

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2014 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2014 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2014 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

As part of our strategy to reduce the impact of ATE market volatility on our business operations, in 2009, we began to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. However, because we are a recent market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate customer buying patterns and market trends in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2015	2014	$	%	2014	$	%
Orders:
Thermal Products	$ 6,433	$ 5,644	$ 789	14%	$5,622	$ 811	14%
Mechanical Products	2,534	2,964	(430)	(15)	1,914	620	32
Electrical Products	2,464	1,553	911	59	1,457	1,007	69
	$11,431	$10,161	$1,270	12%	$8,993	$2,438	27%

ATE market	$ 9,297	$ 8,219	$1,078	13%	$6,313	$2,984	47%
Non-ATE markets	2,134	1,942	192	10	2,680	(546)	(20)
	$11,431	$10,161	$1,270	12%	$8,993	$2,438	27%

Total consolidated orders for the quarter ended March 31, 2015 were $11.4 million compared to $10.2 million for the same period in 2014 and $9.0 million for the quarter ended December 31, 2014. The increase in consolidated orders primarily reflects improved demand in the ATE market, particularly for our Thermal and Electrical Products segments.

Orders from customers in various markets outside of the ATE market for the quarter ended March 31, 2015 grew by 10% as compared to the same period in 2014, reflecting increased demand from certain customers in the automotive, defense/aerospace and industrial markets. These increases were partially offset by a reduction in orders from certain customers in the telecommunications market. As a percent of our total consolidated orders, non-ATE markets orders were relatively unchanged at 19% in the first quarter of both 2015 and 2014. Orders from customers in various markets outside of the ATE market for the quarter ended March 31, 2015 declined 20% as compared to the quarter ended December 31, 2014, primarily reflecting reduced demand from certain customers in the telecommunications market.

At March 31, 2015, our backlog of unfilled orders for all products was approximately $5.0 million compared with approximately $4.5 million at March 31, 2014 and $3.8 million at December 31, 2014. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2015. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2015	2014	$	%	2014	$	%
Net revenues:
Thermal Products	$ 5,717	$5,243	$ 474	9%	$6,179	$(462)	(7)%
Mechanical Products	2,435	2,047	388	19	1,984	451	23
Electrical Products	2,036	1,507	529	35	1,699	337	20
	$10,188	$8,797	$1,391	16%	$9,862	$ 326	3%

ATE market	$ 8,347	$7,607	$ 740	10%	$6,481	$1,866	29%
Non-ATE markets	1,841	1,190	651	55	3,381	(1,540)	(46)
	$10,188	$8,797	$1,391	16%	$9,862	$ 326	3%

Our consolidated net revenues for the quarter ended March 31, 2015 increased $1.4 million as compared to the same period in 2014, and $326,000 as compared to the fourth quarter of 2014, primarily reflecting the aforementioned increase in demand experienced during the first quarter of 2015 from the ATE market.

Net revenues from customers in various markets outside of the ATE market for the quarter ended March 31, 2015 grew by 55% as compared to the same period in 2014, primarily reflecting increased demand from certain customers in the automotive market. As a percent of our total consolidated net revenues, non-ATE markets net revenues increased from 14% in the first quarter of 2014 to 18% in the first quarter of 2015. Net revenues from customers in various markets outside of the ATE market for the quarter ended March 31, 2015 declined 46% as compared to the quarter ended December 31, 2014, reflecting reduced demand across almost all of our non-ATE served markets.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2015 and 2014, our OEM sales as a percentage of net revenues were 8% and 16%, respectively.

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

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Net Revenues. Net revenues were $10.2 million for the quarter ended March 31, 2015 compared to $8.8 million for the same period in 2014, an increase of $1.4 million or 16%. We believe the increase in our net revenues during the first quarter of 2015 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 48% in each of the quarters ended March 31, 2015 and 2014. Our fixed operating costs were relatively unchanged in absolute dollar value at $1.5 million in each of the quarters ended March 31, 2015 and 2014. However, these costs were more fully absorbed by the higher net revenue levels in the first quarter of 2015, and, as a result, represented 15% of our net revenues for the quarter ended March 31, 2015 as compared to 17% for the same period in 2014. This improvement in our gross margin was offset by an increase in our component material costs as a percentage of net revenues reflecting changes in product and customer mix in our Mechanical and Electrical Products segments.

Selling Expense. Selling expense was $1.5 million for the quarter ended March 31, 2015 compared to $1.3 million for the same period in 2014, an increase of $161,000 or 12%. The increase primarily reflects higher levels of third party commission expense reflecting the increase in our net revenues and the shift to a higher percent of total net revenues being generated by sales to end user customers rather than OEM's during the first quarter of 2015 as compared to the same period in 2014.

Engineering and Product Development Expense. Engineering and product development expense was $942,000 for the first quarter of 2015 compared to $923,000 for the same period in 2014, an increase of $19,000 or 2%. The increase in engineering and product development expense primarily reflects increased salary and benefits expense and higher spending on matters related to our intellectual property. These increases were partially offset by a decrease in spending on materials used in new product development in our Thermal Products segment. The increase in salary and benefits expense reflects both an increase in headcount as well as annual salary increases for existing staff.

General and Administrative Expense. General and administrative expense was $1.8 million for the first quarter of 2015 compared to $1.5 million for the same period in 2014, an increase of $275,000 or 18%. Our expenses for the first quarter of 2015 include $320,000 for due diligence and transaction related costs associated with a potential acquisition. Our due diligence efforts are not yet complete and certain criteria which will impact our final decision with regard to consummating this transaction will not likely be known until the target company's second quarter results are complete. There were no similar costs during the first quarter of 2014. These costs were partially offset by lower levels of spending on various third party professional services we utilize and decreased levels of amortization expense related to our intangible assets.

Income Tax Expense. For the quarter ended March 31, 2015, we recorded income tax expense of $233,000 compared to income tax expense of $125,000 for the same period in 2014. Our effective tax rate for the quarter ended March 31, 2015 was 35% compared to an effective tax rate of 30% for the same period in 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the first quarter of 2015 as compared to the same period in 2014 primarily reflects that a greater proportion of our total pretax income was generated by our domestic operations in the first quarter of 2015 and is therefore subject to the higher U.S. income tax rates.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	Mar. 31, 2015	Dec. 31, 2014
Cash and cash equivalents	$22,485	$23,126
Working capital	$28,967	$28,561

As of March 31, 2015, $2.3 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. On February 25, 2015 we repatriated $883,000 from our subsidiary in Singapore. We currently plan to repatriate up to $1.0 million from our German subsidiary during the second half of 2015. Our estimated annualized effective tax rate for 2015 includes the effect of the additional taxes we expect to incur on these repatriated funds.

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

Cash Flows

Operating Activities. Net cash used in operations for the three months ended March 31, 2015 was $263,000. During the three months ended March 31, 2015, we recorded net earnings of $438,000, which included non-cash charges of $200,000 for depreciation and amortization. During the three months ended March 31, 2015, accounts receivable, accounts payable and inventories increased $1.5 million, $676,000 and $475,000, respectively, compared to the levels at the end of 2014. These increases primarily reflect increased business activity during the first quarter of 2015 as compared to the fourth quarter of 2014, particularly in the latter half of the quarter.

Investing Activities. During the three months ended March 31, 2015 purchases of property and equipment were $179,000 which primarily represent additions to leased systems in our Thermal Products segment and computer hardware and software purchases related to a system upgrade for our domestic operations. We have no significant commitments for capital expenditures for the balance of 2015, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the three months ended March 31, 2015 there were no cash flows from financing activities.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2015, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2014 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this Report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

____________________________________

inTEST CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

____________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
inTEST Corporation
Date:	May 14, 2015	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 14, 2015	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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