Form 10-Q
period 2015-06-30
INTEST CORP
filed 2015-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2015:

10,562,678

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	1
	Unaudited Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months and six months ended June 30, 2015 and 2014	3
	Unaudited Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2015	3
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	4
	Notes to Consolidated Financial Statements	5 - 13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21 - 22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Index to Exhibits		23

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2015       2014
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $23,466    $23,126
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            7,380      5,034
  Inventories                                                          4,019      3,769
  Deferred tax assets                                                    643        529
  Prepaid expenses and other current assets                              271        473
     Total current assets                                             35,779     32,931
Property and equipment:
  Machinery and equipment                                              4,358      4,322
  Leasehold improvements                                                 595        593
     Gross property and equipment                                      4,953      4,915
  Less: accumulated depreciation                                      (3,762)    (3,647)
     Net property and equipment                                        1,191      1,268
Deferred tax assets                                                      599        884
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,248      1,393
Restricted certificates of deposit                                       350        350
Other assets                                                             199        206
     Total assets                                                    $41,072    $38,738
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,713    $ 1,234
  Accrued wages and benefits                                           1,530      1,528
  Accrued rent                                                           592        615
  Accrued professional fees                                              393        390
  Accrued sales commissions                                              420        328
  Domestic and foreign income taxes payable                              243         22
  Other current liabilities                                              459        253
     Total current liabilities                                         5,350      4,370

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,595,755 shares issued, respectively               106        106
  Additional paid-in capital                                          26,382     26,321
  Retained earnings                                                    8,670      7,152
  Accumulated other comprehensive earnings                               768        993
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       35,722     34,368
     Total liabilities and stockholders' equity                      $41,072    $38,738
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2015       2014       2015       2014
                                               -------    -------    -------    -------

Net revenues                                   $11,559    $12,343    $21,747    $21,140
Cost of revenues                                 5,713      6,261     10,983     10,873
                                               -------    -------    -------    -------
      Gross margin                               5,846      6,082     10,764     10,267
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,592      1,530      3,079      2,856
   Engineering and product development
     expense                                     1,047        887      1,989      1,810
   General and administrative expense            1,569      1,621      3,376      3,153
                                               -------    -------    -------    -------
      Total operating expenses                   4,208      4,038      8,444      7,819
                                               -------    -------    -------    -------

Operating income                                 1,638      2,044      2,320      2,448
Other income                                        21         10         10         17
                                               -------    -------    -------    -------

Earnings before income tax expense               1,659      2,054      2,330      2,465
Income tax expense                                 579        697        812        822
                                               -------    -------    -------    -------
      Net earnings                             $ 1,080    $ 1,357    $ 1,518    $ 1,643
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.10      $0.13      $0.15      $0.16

Weighted average common shares
 outstanding - basic                        10,471,888 10,436,730 10,468,651 10,415,461

Net earnings per common share - diluted          $0.10      $0.13      $0.14      $0.16

Weighted average common shares and common
 share equivalents outstanding - diluted    10,494,457 10,456,183 10,489,020 10,452,567

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2015      2014      2015      2014
                                           -------   -------   -------   -------

Net earnings                               $ 1,080   $ 1,357   $ 1,518   $ 1,643

Foreign currency translation adjustments       104       (15)     (225)      (11)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,184   $ 1,342   $ 1,293   $ 1,632
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                              Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2015     10,595,755  $ 106   $26,321   $7,152      $  993      $(204)    $34,368

Net earnings                         -      -         -    1,518           -          -       1,518

Other comprehensive
  loss                                -      -         -        -        (225)         -        (225)

Amortization of deferred
  compensation related
  to restricted stock                 -      -        61        -           -          -          61
                             ----------  -----   -------   ------      ------      -----     -------

Balance, June 30, 2015       10,595,755  $ 106   $26,382   $8,670      $  768      $(204)    $35,722
                             ==========  =====   =======   ======      ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 ------------------
                                                                                   2015       2014
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 1,518    $ 1,643
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      395        438
  Provision for excess and obsolete inventory                                        110        138
  Foreign exchange loss                                                               13          1
  Amortization of deferred compensation related to restricted stock                   61         74
  Loss on sale of property and equipment                                              13         20
  Proceeds from sale of demonstration equipment, net of gain                         146         65
  Deferred income tax expense                                                        171         90
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (2,390)    (1,999)
    Inventories                                                                     (377)      (768)
    Prepaid expenses and other current assets                                        195        110
    Other assets                                                                      (7)        (1)
    Accounts payable                                                                 480        649
    Accrued wages and benefits                                                        22       (191)
    Accrued rent                                                                     (23)        16
    Accrued professional fees                                                          4        (38)
    Accrued sales commissions                                                         92        127
    Domestic and foreign income taxes payable                                        221        534
    Other current liabilities                                                        209        112
                                                                                 -------    -------
Net cash provided by operating activities                                            853      1,020
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (385)      (424)
Proceeds from sale of property and equipment                                           -          8
                                                                                 -------    -------
Net cash used in investing activities                                               (385)      (416)
                                                                                 -------    -------

Effects of exchange rates on cash                                                   (128)        (6)
                                                                                 -------    -------

Net cash provided by all activities                                                  340        598
Cash and cash equivalents at beginning of period                                  23,126     19,018
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $23,466    $19,616
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $   419    $   199

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock                                  $     -    $    41
Forfeiture of unvested shares of restricted stock                                $     -    $   (20)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $110 and $138 for the six months ended June 30, 2015 and 2014, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value which is determined using a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2015.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	10,471,888	10,436,730	10,468,651	10,415,461
Potentially dilutive securities:
Unvested shares of restricted stock	22,569	19,453	20,369	37,106
Weighted average common shares and common share equivalents outstanding - diluted	10,494,457	10,456,183	10,489,020	10,452,567

Average number of potentially dilutive securities excluded from calculation	-	3,516	-	6,758

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In July 2015, the FASB issued amendments to update the current guidance on the subsequent measurement of inventory, which is presented in ASC Topic 330 (Inventory). The purpose of the amendments is to simplify the subsequent measurement of inventory and reduce the number of potential outcomes. It applies to all inventory other than inventory measured using last-in, first-out or the retail inventory method. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. The updated guidance amends this to require that an entity measure inventory within the scope of the updated guidance at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for us as of January 1, 2017. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. This guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers). This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In July 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us on January 1, 2018. Early application is only permitted as of the prior effective date, which in our case would be as of January 1, 2017. We have not yet selected a transition method and we are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

(3)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the six months ended June 30, 2015.

Intangible Assets

The following tables provide further detail about our intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,073	$ 407
Patented technology	590	366	224
Software	270	182	88
Trade name	140	121	19
Customer backlog	70	70	-
Non-compete/non-solicitation agreement	48	48	-
Total finite-lived intangible assets	2,598	1,860	738
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$3,108	$1,860	$1,248

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

Total amortization expense for the six months ended June 30, 2015 and 2014 was $145 and $185, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2015 (remainder)	$144
2016	$229
2017	$212
2018
$ 65
2019
$ 39

(4)  MAJOR CUSTOMERS

During the six months ended June 30, 2015 and 2014, Hakuto Co., Ltd., one of our distributors, accounted for 12% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the six months ended June 30, 2014, Texas Instruments Incorporated accounted for 13% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2015 and 2014.

(5)  INVENTORIES

Inventories held at June 30, 2015 and December 31, 2014 were comprised of the following:

	June 30, 2015	Dec. 31, 2014
Raw materials	$2,667	$2,505
Work in process	683	406
Inventory consigned to others	118	129
Finished goods	551	729
	$4,019	$3,769

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as restricted certificates of deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. The terms of our leases also allow us to request a reduction in the amount of these letters of credit at certain points during the lease term if there have been no events of default. As of June 30, 2015, there have been no events of default. Our outstanding letters of credit at June 30, 2015 and December 31, 2014 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2015	Dec. 31, 2014
Mt. Laurel, NJ	3/29/2010	4/01/2016	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2015	8/23/2021	100	100
				$350	$350

(7)   STOCK-BASED COMPENSATION

As of June 30, 2015, we have unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2014 Form 10-K. We did not grant any stock options during 2015 or 2014.

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. As of June 30, 2015, total compensation expense to be recognized in future periods was $266. The weighted average period over which this expense is expected to be recognized is 2.2 years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2015 and 2014, respectively, related to unvested shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$ 2	$ 3	$ 5	$ 6
Selling expense	2	1	3	4
Engineering and product development expense	3	5	5	11
General and administrative expense	24	24	48	53
	$ 31	$ 33	$ 61	$ 74

There was no compensation expense capitalized in the six months ended June 30, 2015 or 2014.

The following table summarizes the activity related to unvested shares for the six months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2015	101,875	$2.82
Granted	-	-
Vested	(13,125)	3.15
Forfeited	-	-
Unvested shares outstanding, June 30, 2015	88,750	3.05

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the six months ended June 30, 2015 and 2014, we recorded $239 and $229 of expense for matching contributions, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2015	2014	2015	2014
Thermal Products	$ 6,659	$ 6,116	$12,376	$11,359
Mechanical Products	2,487	4,137	4,922	6,184
Electrical Products	2,413	2,090	4,449	3,597
	$11,559	$12,343	$21,747	$21,140
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,537	$1,207	$2,566	$2,018
Mechanical Products	(196)	637	(481)	354
Electrical Products	477	400	796	405
Corporate	(159)	(190)	(551)	(312)
	$1,659	$2,054	$2,330	$2,465
Net earnings (loss):
Thermal Products	$1,001	$ 797	$1,673	$1,361
Mechanical Products	(128)	421	(314)	224
Electrical Products	311	264	519	268
Corporate	(104)	(125)	(360)	(210)
	$1,080	$1,357	$1,518	$1,643

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   SEGMENT INFORMATION (Continued)

	June 30, 2015	Dec. 31, 2014
Identifiable assets:
Thermal Products	$16,631	$26,211
Mechanical Products	20,472	7,801
Electrical Products	3,969	4,726
	$41,072	$38,738

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues:
U.S.	$ 3,830	$ 3,723	$ 7,319	$ 6,872
Foreign	7,729	8,620	14,428	14,268
	$11,559	$12,343	$21,747	$21,140

			June 30, 2015	Dec. 31, 2014
Property and equipment:
U.S.			$ 817	$ 621
Foreign			374	647
			$1,191	$1,268

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

As part of our strategy to reduce the impact of ATE market volatility on our business operations, in 2009, we began to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. However, because we are a relatively new market entrant in these markets, we have not yet developed meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate customer buying patterns and market trends in these non-ATE markets.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2015	2014	$	%	2015	$	%
Orders:
Thermal Products	$ 6,064	$ 6,094	$ (30)	-%	$ 6,433	$ (369)	(6)%
Mechanical Products	1,885	4,178	(2,293)	(55)%	2,534	(649)	(26)%
Electrical Products	2,337	2,366	(29)	(1)%	2,464	(127)	(5)%
	$10,286	$12,638	$(2,352)	(19)%	$11,431	$(1,145)	(10)%

ATE market	$ 7,646	$ 9,040	$(1,394)	(15)%	$ 9,297	$(1,651)	(18)%
Non-ATE market	2,640	3,598	(958)	(27)%	2,134	506	24%
	$10,286	$12,638	$(2,352)	(19)%	$11,431	$(1,145)	(10)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,		Change
	2015	2014	$	%
Orders:
Thermal Products	$12,497	$11,738	$ 759	6%
Mechanical Products	4,419	7,142	(2,723)	(38)%
Electrical Products	4,801	3,919	882	23%
	$21,717	$22,799	$(1,082)	(5)%

ATE market	$16,943	$17,259	$ (316)	(2)%
Non-ATE market	4,774	5,540	(766)	(14)%
	$21,717	$22,799	$(1,082)	(5)%

Total consolidated orders for the quarter ended June 30, 2015 were $10.3 million compared to $12.6 million for the same period in 2014. The decrease in consolidated orders during the second quarter of 2015 as compared to the same period in 2014 primarily reflects reduced demand in the ATE market for our Mechanical Products segment.

Orders from customers in various markets outside of the ATE market for the quarter ended June 30, 2015 declined 27% as compared to the same period in 2014, reflecting decreased demand from certain existing customers in the telecommunications market. As a percent of our total consolidated orders, non-ATE markets orders were 26% in the second quarter of 2015 compared to 28% for the same period in 2014.

Total consolidated orders for the quarter ended June 30, 2015 were $10.3 million compared to $11.4 million for the quarter ended March 31, 2015. The decrease in consolidated orders during the second quarter of 2015 as compared to the first quarter of 2015 primarily reflects reduced demand in the ATE market for all three of our product segments. This decrease was partially offset for our Thermal Products segment by an increase in demand from certain of our non-ATE market customers. These customers were primarily new customers in the telecommunications market. While we have seen a sequential increase in demand from new customers in the telecommunications market in the second quarter of 2015, demand from existing customers we serve in this market is still significantly below the levels we experienced during the same periods in 2014.

Orders from customers in various markets outside of the ATE market for the quarter ended June 30, 2015 grew by 24% as compared to the quarter ended March 31, 2015, primarily reflecting the aforementioned increased demand from certain new customers in the telecommunications market.

At June 30, 2015, our backlog of unfilled orders for all products was approximately $3.8 million compared with approximately $4.8 million at June 30, 2014 and $5.0 million at March 31, 2015. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2015. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2015	2014	$	%	2015	$	%
Net revenues:
Thermal Products	$ 6,659	$ 6,116	$ 543	9%	$ 5,717	$ 942	16%
Mechanical Products	2,487	4,137	(1,650)	(40)%	2,435	52	2%
Electrical Products	2,413	2,090	323	15%	2,036	377	19%
	$11,559	$12,343	$ (784)	(6)%	$10,188	$1,371	13%

ATE market	$ 8,548	$ 9,482	$(934)	(10)%	$ 8,347	$ 201	2%
Non-ATE market	3,011	2,861	150	5%	1,841	1,170	64%
	$11,559	$12,343	$(784)	(6)%	$10,188	$1,371	13%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Net revenues:
Thermal Products	$12,376	$11,359	$1,017	9%
Mechanical Products	4,922	6,184	(1,262)	(20)%
Electrical Products	4,449	3,597	852	24%
	$21,747	$21,140	$ 607	3%

ATE market	$16,895	$17,089	$ (194)	(1)%
Non-ATE market	4,852	4,051	801	20%
	$21,747	$21,140	$ 607	3%

Our consolidated net revenues for the quarter ended June 30, 2015 decreased $784,000 as compared to the same period in 2014, reflecting the aforementioned decrease in demand experienced by our Mechanical Products segment during the second quarter of 2015.

Net revenues from customers in various markets outside of the ATE market for the quarter ended June 30, 2015 grew by 5% as compared to the same period in 2014, reflecting increased demand from almost all of our non-ATE served markets with the exception of the telecommunications market, where we saw a decline in demand from certain existing customers in the second quarter of 2015 as compared to the same period in 2014. As a percent of our total consolidated net revenues, net revenues from non-ATE markets increased from 23% in the second quarter of 2014 to 26% in the second quarter of 2015.

Our consolidated net revenues for the quarter ended June 30, 2015 increased $1.4 million compared to the first quarter of 2015. Although the net revenues of all three of our product segments increased, the lower percentage increase in the net revenues of our Mechanical Products segment reflects the recent decline in demand that this segment has experienced from the ATE market. Our Thermal Products segment also experienced reduced demand from the ATE market during the second quarter of 2015 as compared to the first quarter of 2015, but the impact of this reduction in demand was offset by an increase in demand from certain of their existing customers in the defense/aerospace market and from certain new customers in the telecommunications market.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net revenues from customers in various markets outside of the ATE market for the quarter ended June 30, 2015 grew by 64% as compared to the quarter ended March 31, 2015, primarily reflecting the aforementioned increased demand from certain existing customers in the defense/aerospace market and certain new customers in the telecommunications market.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2015 and 2014, our OEM sales as a percentage of net revenues were 8% and 11%, respectively.

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

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014

Net Revenues. Net revenues were $11.6 million for the quarter ended June 30, 2015 compared to $12.3 million for the same period in 2014, a decrease of $784,000 or 6%. We believe the decrease in our net revenues during the second quarter of 2015 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 51% for the quarter ended June 30, 2015 compared to 49% for the same period in 2014. The increase in our gross margin primarily reflects a reduction in our component material costs as a percentage of net revenues reflecting changes in product mix. This increase was partially offset by our fixed operating costs not being as fully absorbed due to the lower net revenue levels in the second quarter of 2015 as compared to the same period in 2014. Although our fixed operating costs were relatively unchanged in absolute dollar terms at $1.5 million in each of the quarters ended June 30, 2015 and 2014, as a percentage of net revenues, these costs increased from 12% in the second quarter of 2014 to 13% in the second quarter of 2015.

Selling Expense. Selling expense was $1.6 million for the quarter ended June 30, 2015 compared to $1.5 million for the same period in 2014, an increase of $62,000 or 4%. The increase primarily reflects higher levels of travel expense from our in-house sales personnel attending trade shows and visiting customers both internationally and domestically. To a lesser extent, there was also an increase in warranty claims expense in our Thermal Products segment.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Engineering and Product Development Expense. Engineering and product development expense was $1.0 million for the quarter ended June 30, 2015 compared to $887,000 for the same period in 2014, an increase of $160,000 or 18%. The increase in engineering and product development expense primarily reflects increased salary and benefits expense and higher spending on materials used in new product development. The increase in salary and benefits expense reflects both an increase in headcount as well as annual salary increases for existing staff.

General and Administrative Expense. General and administrative expense was $1.6 million in each of the quarters ended June 30, 2015 and 2014. There were no significant changes in any of the components of our general and administrative expense for the second quarter of 2015 as compared to the same period in 2014.

Income Tax Expense. For the quarter ended June 30, 2015, we recorded income tax expense of $579,000 compared to $697,000 for the same period in 2014. Our effective tax rate for the quarter ended June 30, 2015 was 35% compared to an effective tax rate of 34% for the same period in 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the second quarter of 2015 as compared to the same period in 2014 primarily reflects that a greater proportion of our total pretax income was generated by our domestic operations in the first quarter of 2015 and is therefore subject to the higher U.S. income tax rates.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Revenues. Net revenues were $21.7 million for the six months ended June 30, 2015 compared to $21.1 million for the same period in 2014, an increase of $607,000 or 3%. For the six months ended June 30, 2015, the net revenues of our Thermal and Electrical Products segments increased $1.0 million and $852,000, respectively, while the net revenues of our Mechanical Products segment decreased $1.3 million, as compared to the same period in 2014. We believe the decrease in the net revenues of our Mechanical Products segment during the first half of 2015 reflects reduced demand from customers of this segment within the ATE market, primarily during the second quarter of 2015. While our Thermal and Electrical Products segments also experienced some slowing in demand from their customers within the ATE market during the second quarter of 2015, the level of reduction was not as significant and did not result in an overall decrease for the six months ended June 30, 2015 as compared to the same period in 2014. Furthermore, for our Thermal Products segment, the slowing levels of demand from customers in the ATE market were offset by increased demand from this segment's customers in markets outside of the ATE market, in particular in the automotive, defense/aerospace and industrial markets.

Gross Margin. Our consolidated gross margin was 50% for the six months ended June 30, 2015 compared to 49% for the same period in 2014. The improvement in our gross margin was primarily a result of a reduction in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $3.1 million for the six months ended June 30, 2015 compared to $2.9 million for the same period in 2014 an increase of $223,000 or 8%. The increase primarily reflects an increase in commissions paid to third party sales representatives as a result of both the overall increase in net revenue levels as well as the increase in the percentage of our total net revenues that were derived from sales to end user customers rather than to OEM customers.

Engineering and Product Development Expense. Engineering and product development expense was $2.0 million for the six months ended June 30, 2015 compared to $1.8 million for the same period in 2014 an increase of $179,000 or 10%. The increase in engineering and product development expense primarily reflects higher levels of salaries and benefits expense as a result of both additional headcount as well as annual salary increases for existing staff.

General and Administrative Expense. General and administrative expense was $3.4 million for the six months ended June 30, 2015 compared to $3.2 million for the same period in 2014 an increase of $223,000 or 7%. The increase primarily reflects increased spending related to our strategic initiatives, including $320,000 for due diligence and transaction related costs associated with a potential acquisition that we have decided not to pursue.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense. For the six months ended June 30, 2015, we recorded income tax expense of $812,000 compared to $822,000 for the same period in 2014. Our effective tax rate for the six months ended June 30, 2015 was 35% compared to 33% for the same period in 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in the first six months of 2015 as compared to the same period in 2014 primarily reflects that a greater proportion of our total pretax income was generated by our domestic operations in the first six months of 2015 and is therefore subject to the higher U.S. income tax rates.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	June 30, 2015	Dec. 31, 2014
Cash and cash equivalents	$23,466	$23,126
Working capital	$30,429	$28,561

As of June 30, 2015, $2.9 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. On February 25, 2015 we repatriated $883,000 from our subsidiary in Singapore. We currently plan to repatriate up to $1.0 million from our German subsidiary during the second half of 2015. Our estimated annualized effective tax rate for 2015 includes the effect of the additional taxes we expect to incur on these repatriated funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements. However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the six months ended June 30, 2015 was $853,000. During the six months ended June 30, 2015, we recorded net earnings of $1.5 million, which included non-cash charges of $395,000 for depreciation and amortization. During the six months ended June 30, 2015, accounts receivable, accounts payable and inventories increased $2.4 million, $480,000 and $377,000, respectively, compared to the levels at the end of 2014. These increases primarily reflect increased business activity during the first six months of 2015 as compared to the levels experienced at the end of 2014, particularly for our Thermal and Electrical Products segments.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities. During the six months ended June 30, 2015 purchases of property and equipment were $385,000 which primarily represent additions to leased systems in our Thermal Products segment and computer hardware and software purchases related to a system upgrade for our domestic operations. We have no significant commitments for capital expenditures for the balance of 2015, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the six months ended June 30, 2015 there were no cash flows from financing activities.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2015, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2014 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 4.  CONTROLS AND PROCEDURES

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

When we reported our first quarter results on April 29, 2015, we disclosed that our due diligence efforts on a potential acquisition were on hold and would be continued following receipt of the target's second quarter results. On August 5, 2015, when we reported our second quarter results, we updated investors that we had not yet received the target company's second quarter 2015 results, but noted that we had been aware that the target had been experiencing less than expected bookings during the quarter. Subsequent to our earnings announcement on August 5, 2015, we met with the target company's management who confirmed the reduced level of bookings in the second quarter. As a result, we have decided not to further pursue this acquisition opportunity.

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

inTEST Corporation
Date:	August 14, 2015	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2015	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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