Form 10-Q
period 2015-09-30
INTEST CORP
filed 2015-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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
_________________

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2015:

10,562,678

____________________________

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                       2015       2014
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $25,383    $23,126
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            5,539      5,034
  Inventories                                                          3,802      3,769
  Deferred tax assets                                                    609        529
  Prepaid expenses and other current assets                              399        473
     Total current assets                                             35,732     32,931
Property and equipment:
  Machinery and equipment                                              4,365      4,322
  Leasehold improvements                                                 603        593
     Gross property and equipment                                      4,968      4,915
  Less: accumulated depreciation                                      (3,787)    (3,647)
     Net property and equipment                                        1,181      1,268
Deferred tax assets                                                      635        884
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,176      1,393
Restricted certificates of deposit                                       350        350
Other assets                                                             193        206
     Total assets                                                    $40,973    $38,738
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,545    $ 1,234
  Accrued wages and benefits                                           1,610      1,528
  Accrued rent                                                           605        615
  Accrued professional fees                                              378        390
  Accrued sales commissions                                              354        328
  Domestic and foreign income taxes payable                               12         22
  Other current liabilities                                              393        253
     Total current liabilities                                         4,897      4,370

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,595,755 and 10,595,755 shares issued, respectively               106        106
  Additional paid-in capital                                          26,412     26,321
  Retained earnings                                                    8,980      7,152
  Accumulated other comprehensive earnings                               782        993
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       36,076     34,368
     Total liabilities and stockholders' equity                      $40,973    $38,738
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                    Sept. 30,             Sept. 30,
                                               ------------------    ------------------
                                                 2015       2014       2015       2014
                                               -------    -------    -------    -------

Net revenues                                   $ 9,203    $10,794    $30,950    $31,934
Cost of revenues                                 4,880      5,626     15,863     16,499
                                               -------    -------    -------    -------
      Gross margin                               4,323      5,168     15,087     15,435
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,370      1,462      4,449      4,318
   Engineering and product development
     expense                                     1,041        894      3,030      2,704
   General and administrative expense            1,511      1,528      4,887      4,681
                                               -------    -------    -------    -------
      Total operating expenses                   3,922      3,884     12,366     11,703
                                               -------    -------    -------    -------

Operating income                                   401      1,284      2,721      3,732
Other income (expense)                               6        (16)        16          1
                                               -------    -------    -------    -------

Earnings before income tax expense                 407      1,268      2,737      3,733
Income tax expense                                  97        431        909      1,253
                                               -------    -------    -------    -------
      Net earnings                             $   310    $   837    $ 1,828    $ 2,480
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.03      $0.08      $0.17      $0.24

Weighted average common shares
 outstanding - basic                        10,473,928 10,440,803 10,470,410 10,424,001

Net earnings per common share - diluted          $0.03      $0.08      $0.17      $0.24

Weighted average common shares and common
 share equivalents outstanding - diluted    10,498,911 10,477,814 10,492,317 10,461,075

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,            Sept. 30,
                                          ------------------   -----------------
                                            2015      2014      2015      2014
                                           -------   -------   -------   -------

Net earnings                               $   310   $   837   $ 1,828   $ 2,480

Foreign currency translation adjustments        14      (223)     (211)     (234)
                                           -------   -------   -------   -------

Comprehensive earnings                     $   324   $   614   $ 1,617   $ 2,246
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2015     10,595,755  $ 106   $26,321   $7,152      $  993      $(204)    $34,368

Net earnings                          -      -         -    1,828           -          -       1,828

Other comprehensive
  loss                                -      -         -        -        (211)         -        (211)

Amortization of deferred
  compensation related
  to restricted stock                 -      -        91        -           -          -          91
                             ----------  -----   -------   ------      ------      -----     -------

Balance, Sept. 30, 2015      10,595,755  $ 106   $26,412   $8,980      $  782      $(204)    $36,076
                             ==========  =====   =======   ======      ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Nine Months Ended
                                                                                      Sept. 30,
                                                                                 ------------------
                                                                                   2015       2014
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 1,828    $ 2,480
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      575        663
  Provision for excess and obsolete inventory                                        232        232
  Foreign exchange loss                                                               21         24
  Amortization of deferred compensation related to restricted stock                   91        104
  Loss on sale of property and equipment                                              13         20
  Proceeds from sale of demonstration equipment, net of gain                         208        112
  Deferred income tax expense                                                        169        282
  Changes in assets and liabilities:
    Trade accounts receivable                                                       (553)    (1,879)
    Inventories                                                                     (282)      (791)
    Prepaid expenses and other current assets                                         67        (45)
    Other assets                                                                       -          2
    Accounts payable                                                                 312        491
    Accrued wages and benefits                                                       101        (42)
    Accrued rent                                                                     (10)        27
    Accrued professional fees                                                        (11)        (3)
    Accrued sales commissions                                                         26        116
    Domestic and foreign income taxes payable                                        (10)       (51)
    Other current liabilities                                                        142         45
                                                                                 -------    -------
Net cash provided by operating activities                                          2,919      1,787
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (545)      (536)
Proceeds from sale of property and equipment                                           -          8
                                                                                 -------    -------
Net cash used in investing activities                                               (545)      (528)
                                                                                 -------    -------

Effects of exchange rates on cash                                                   (117)      (130)
                                                                                 -------    -------

Net cash provided by all activities                                                2,257      1,129
Cash and cash equivalents at beginning of period                                  23,126     19,018
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $25,383    $20,147
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $   749    $ 1,023

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock                                  $     -    $    41
Forfeiture of unvested shares of restricted stock                                $     -    $   (20)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $232 in each of the nine months ended September 30, 2015 and 2014.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2015, other than the authorization by our Board of Directors of a stock repurchase plan (the "2015 Repurchase Plan") on October 27, 2015, as discussed further in Note 10.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	10,473,928	10,440,803	10,470,410	10,424,001
Potentially dilutive securities:
Unvested shares of restricted stock	24,983	37,011	21,907	37,074
Weighted average common shares and common share equivalents outstanding - diluted	10,498,911	10,477,814	10,492,317	10,461,075

Average number of potentially dilutive securities excluded from calculation	-	-	-	4,505

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. This guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers). This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us on January 1, 2018. Early application is only permitted as of the prior effective date, which in our case would be as of January 1, 2017. We have not yet selected a transition method and we are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the nine months ended September 30, 2015.

Intangible Assets

The following tables provide further detail about our intangible assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,119	$ 361
Patented technology	590	376	214
Software	270	189	81
Trade name	140	130	10
Total finite-lived intangible assets	2,480	1,814	666
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,814	$1,176

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$ 979	$ 501
Patented technology	590	346	244
Software	270	169	101
Trade name	140	103	37
Total finite-lived intangible assets	2,480	1,597	883
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,597	$1,393

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for the nine months ended September 30, 2015 and 2014 was $217 and $278, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

2015 (remainder)	$ 72
2016	$229
2017	$212
2018
$ 65
2019
$ 39

(4)  MAJOR CUSTOMERS

During the nine months ended September 30, 2015 and 2014, Hakuto Co., Ltd., one of our distributors, accounted for 13% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the nine months ended September 30, 2014, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2015 and 2014.

(5)  INVENTORIES

Inventories held at September 30, 2015 and December 31, 2014 were comprised of the following:

	Sept. 30, 2015	Dec. 31, 2014
Raw materials	$2,641	$2,505
Work in process	462	406
Inventory consigned to others	137	129
Finished goods	562	729

Total inventories	$3,802	$3,769

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as restricted certificates of deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. The terms of our leases also allow us to request a reduction in the amount of these letters of credit at certain points during the lease term if there have been no events of default. As of September 30, 2015, there have been no events of default. Our outstanding letters of credit at September 30, 2015 and December 31, 2014 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Sept. 30, 2015	Dec. 31, 2014
Mt. Laurel, NJ	3/29/2010	4/01/2016	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2016	8/23/2021	100	100
				$350	$350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION

As of September 30, 2015, we have unvested restricted stock awards granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2014 Form 10-K. We did not grant any stock options during 2015 or 2014.

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. As of September 30, 2015, total compensation expense to be recognized in future periods was $235. The weighted average period over which this expense is expected to be recognized is 2.0 years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2015 and 2014, respectively, related to unvested shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$ 3	$ 2	$ 8	$ 8
Selling expense	1	1	4	5
Engineering and product development expense	2	3	7	14
General and administrative expense	24	24	72	77
	$ 30	$ 30	$ 91	$104

There was no compensation expense capitalized in the nine months ended September 30, 2015 or 2014.

The following table summarizes the activity related to unvested shares for the nine months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2015	101,875	$2.82
Granted	-	-
Vested	(13,125)	3.15
Forfeited	-	-
Unvested shares outstanding, September 30, 2015	88,750	3.05

(8)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the nine months ended September 30, 2015 and 2014, we recorded $297 and $280 of expense for matching contributions, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net revenues:	2015	2014	2015	2014
Thermal Products	$6,259	$ 5,908	$18,635	$17,267
Mechanical Products	1,273	3,077	6,195	9,261
Electrical Products	1,671	1,809	6,120	5,406
	$9,203	$10,794	$30,950	$31,934
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,165	$1,304	$3,731	$3,322
Mechanical Products	(759)	(109)	(1,240)	245
Electrical Products	79	203	875	608
Corporate	(78)	(130)	(629)	(442)
	$ 407	$1,268	$2,737	$3,733
Net earnings (loss):
Thermal Products	$ 886	$ 861	$2,559	$2,222
Mechanical Products	(577)	(72)	(891)	152
Electrical Products	60	134	579	402
Corporate	(59)	(86)	(419)	(296)
	$ 310	$ 837	$1,828	$2,480

	Sept. 30, 2015	Dec. 31, 2014
Identifiable assets:
Thermal Products	$16,645	$26,211
Mechanical Products	20,481	7,801
Electrical Products	3,847	4,726
	$40,973	$38,738

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
U.S.	$3,713	$ 3,343	$11,032	$10,215
Foreign	5,490	7,451	19,918	21,719
	$9,203	$10,794	$30,950	$31,934

			Sept. 30, 2015	Dec. 31, 2014
Property and equipment:
U.S.			$ 833	$ 621
Foreign			348	647
			$1,181	$1,268

(10)  SUBSEQUENT EVENT

On October 27, 2015 our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan. Repurchases may also be made under a Rule 10b5-1 plan to be entered into with RW Baird & Co, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan will be funded using our operating cash flow or available cash.

____________________________

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

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2014 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2014 Form 10-K, except as detailed in Part II, Item 1A of this Report.

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, as well as to manufacture in-house certain products we have historically sold to them, including manipulators and docking hardware, (iii) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (iv) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (v) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale).

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2015	2014	$	%	2015	$	%
Orders:
Thermal Products	$5,634	$ 6,504	$ (870)	(13)%	$ 6,064	$ (430)	(7)%
Mechanical Products	1,323	2,307	(984)	(43)%	1,885	(562)	(30)%
Electrical Products	1,448	1,836	(388)	(21)%	2,337	(889)	(38)%
	$8,405	$10,647	$(2,242)	(21)%	$10,286	$(1,881)	(18)%

ATE market	$5,053	$ 6,640	$(1,587)	(24)%	$ 7,646	$(2,593)	(34)%
Non-ATE market	3,352	4,007	(655)	(16)%	2,640	712	27%
	$8,405	$10,647	$(2,242)	(21)%	$10,286	$(1,881)	(18)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Orders:
Thermal Products	$18,131	$18,244	$ (113)	(1)%
Mechanical Products	5,742	9,449	(3,707)	(39)%
Electrical Products	6,249	5,755	494	9%
	$30,122	$33,448	$(3,326)	(10)%

ATE market	$21,996	$23,901	$(1,905)	(8)%
Non-ATE market	8,126	9,547	(1,421)	(15)%
	$30,122	$33,448	$(3,326)	(10)%

Total consolidated orders for the quarter ended September 30, 2015 were $8.4 million compared to $10.6 million for the same period in 2014, reflecting reduced demand in both the ATE and non-ATE markets for all of our product segments. Orders from customers in the ATE market for the quarter ended September 30, 2015 declined 24% on a consolidated basis as compared to the same period in 2014. We believe the reduced level of demand within the ATE market indicates, in part, near-term softness within this market. Furthermore, we believe the larger percentage decline for our Mechanical Products segment reflects that certain of this segment's customers have been on reduced capital spending budgets for much of 2015 which has decreased the amount of new equipment purchases they have been making this year. Orders from customers in various markets outside of the ATE market for the quarter ended September 30, 2015 declined 16% as compared to the same period in 2014, reflecting decreased demand from certain customers in the telecommunications market and, to a lesser extent, certain customers in the defense/aerospace market. As a percent of our total consolidated orders, orders from non-ATE markets were 40% in the third quarter of 2015 compared to 38% for the same period in 2014.

Total consolidated orders for the quarter ended September 30, 2015 were $8.4 million compared to $10.3 million for the quarter ended June 30, 2015. The decrease in consolidated orders during the third quarter of 2015 as compared to the second quarter of 2015 primarily reflects reduced demand from customers within the ATE market for all three of our product segments. We believe this reduction in demand indicates that the ATE market is experiencing near-term softness, as previously mentioned. Furthermore, we believe this reduction in demand also reflects seasonal shifts in demand within this market. This decrease was partially offset for our Thermal Products segment by an increase in demand from certain of our non-ATE market customers. Orders from customers in non-ATE markets grew by 27% for the quarter ended September 30, 2015 as compared to the quarter ended June 30, 2015. This increase was primarily from customers in the industrial market. As a percent of our total consolidated orders, orders from non-ATE markets were 40% in the third quarter of 2015 compared to 26% for the quarter ended June 30, 2015.

At September 30, 2015, our backlog of unfilled orders for all products was approximately $3.0 million compared with approximately $4.7 million at September 30, 2014 and $3.8 million at June 30, 2015. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2015. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2015	2014	$	%	2015	$	%
Net revenues:
Thermal Products	$6,259	$ 5,908	$ 351	6%	$ 6,659	$ (400)	(6)%
Mechanical Products	1,273	3,077	(1,804)	(59)%	2,487	(1,214)	(49)%
Electrical Products	1,681	1,809	(138)	(8)%	2,413	(742)	(31)%
	$9,203	$10,794	$(1,591)	(15)%	$11,559	$(2,356)	(20)%

ATE market	$6,091	$ 7,167	$(1,076)	(15)%	$ 8,548	$(2,457)	(29)%
Non-ATE market	3,112	3,627	(515)	(14)%	3,011	101	3%
	$9,203	$10,794	$(1,591)	(15)%	$11,559	$(2,356)	(20)%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Net revenues:
Thermal Products	$18,635	$17,267	$ 1,368	8%
Mechanical Products	6,195	9,261	(3,066)	(33)%
Electrical Products	6,120	5,406	714	13%
	$30,950	$31,934	$ (984)	(3)%

ATE market	$22,986	$24,256	$(1,270)	(5)%
Non-ATE market	7,964	7,678	286	4%
	$30,950	$31,934	$ (984)	(3)%

Our consolidated net revenues for the quarter ended September 30, 2015 decreased $1.6 million as compared to the same period in 2014, primarily reflecting reduced demand for our Mechanical Products segment from the ATE market. This decrease reflects the aforementioned reduced level of capital spending in 2015 by certain of this segment's customers, and, to a lesser extent, we believe the reduced level of demand within the ATE market indicates near-term softness within this market. During the third quarter of 2015, our Electrical Products segment also experienced a decline in net revenues as compared to the same period in 2014, which we believe reflects the aforementioned near-term softness in the ATE market.

In contrast, during the third quarter of 2015, the net revenues of our Thermal Products segment increased 6% as compared to the same period in 2014. This increase reflected a higher level of shipments to customers within the ATE market and was partially offset by a reduction in shipments to certain non-ATE market customers of this segment. Our Thermal Products segment historically lags our other two segments in both entering and exiting periods of weakened demand within the ATE market. Although, we have recently seen a reduction in the level of orders from the ATE market for this segment, this decrease in orders has not yet resulted in a reduction in the level of shipments as compared to the same period in 2014. Net revenues from customers in various markets outside of the ATE market for the quarter ended September 30, 2015 declined by 14% as compared to the same period in 2014, primarily reflecting reduced demand from certain existing customers in the telecommunications market. As a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets was relatively unchanged at 34% in both the third quarter of 2015 and 2014.

Our consolidated net revenues for the quarter ended September 30, 2015 decreased $2.4 million compared to the second quarter of 2015, reflecting both the aforementioned near-term softness within the ATE market, as well as seasonal shifts in demand within this market. This reduction in demand from the ATE market was partially offset for our Thermal Products segment by an increase in demand from customers in the defense/aerospace market and from certain new customers in the telecommunications market. As a percent of our total consolidated net revenues, net revenues from non-ATE markets were 34% in the third quarter of 2015 compared to 26% for the quarter ended June 30, 2015.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2015 and 2014, our OEM sales as a percentage of net revenues were 7% and 10%, respectively.

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

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014

Net Revenues. Net revenues were $9.2 million for the quarter ended September 30, 2015 compared to $10.8 million for the same period in 2014, a decrease of $1.6 million or 15%. We believe the decrease in our net revenues during the third quarter of 2015 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 47% for the quarter ended September 30, 2015 compared to 48% for the same period in 2014. The decrease in our gross margin primarily reflects that our fixed operating costs were not as fully absorbed due to the lower net revenue levels in the third quarter of 2015 as compared to the same period in 2014. Although our fixed operating costs were relatively unchanged in absolute dollar terms in each of the quarters ended September 30, 2015 and 2014, as a percentage of net revenues, these costs increased from 14% in the third quarter of 2014 to 16% in the third quarter of 2015. This decrease in our gross margin was partially offset by a reduction in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $1.4 million for the quarter ended September 30, 2015 compared to $1.5 million for the same period in 2014, a decrease of $92,000 or 6%. The decrease primarily reflects lower levels of commission expense in our Mechanical and Electrical Products segments as a result of the lower net revenue levels in the third quarter of 2015 as compared to the same period in 2014.

Engineering and Product Development Expense. Engineering and product development expense was $1.0 million for the quarter ended September 30, 2015 compared to $894,000 for the same period in 2014, an increase of $147,000 or 16%. The increase in engineering and product development expense primarily reflects higher salary and benefits expense for all of our products segments and increased spending on materials used in new product development in our Thermal Products segment. The higher salary and benefits expense reflects both an increase in headcount as well as annual salary increases for existing staff.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

General and Administrative Expense. General and administrative expense was $1.5 million in each of the quarters ended September 30, 2015 and 2014. There were no significant changes in any of the components of our general and administrative expense for the third quarter of 2015 as compared to the same period in 2014.

Income Tax Expense. For the quarter ended September 30, 2015, we recorded income tax expense of $97,000 compared to $431,000 for the same period in 2014. Our effective tax rate for the quarter ended September 30, 2015 was 24% compared to an effective tax rate of 34% for the same period in 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate in the third quarter of 2015 as compared to the same period in 2014 primarily reflects a reduction in the valuation allowance recorded against the deferred tax assets of our German operation as that operation generates income sufficient to utilize these assets.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Revenues. Net revenues were $31.0 million for the nine months ended September 30, 2015 compared to $31.9 million for the same period in 2014, a decrease of $984,000 or 3%. For the nine months ended September 30, 2015, the net revenues of our Thermal and Electrical Products segments increased $1.4 million and $714,000, respectively, while the net revenues of our Mechanical Products segment decreased $3.1 million, as compared to the same period in 2014. We believe the decrease in the net revenues of our Mechanical Products segment during the first nine months of 2015 reflects reduced demand from customers of this segment within the ATE market, as previously discussed in the Overview. While our Thermal and Electrical Products segments also experienced some slowing in demand from their customers within the ATE market more recently, the level of reduction was not as significant and did not result in an overall decrease for the nine months ended September 30, 2015 as compared to the same period in 2014.

Gross Margin. Our consolidated gross margin was 49% for the nine months ended September 30, 2015 compared to 48% for the same period in 2014. The improvement in our gross margin was primarily a result of a reduction in our component material costs as a percentage of net revenues, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $4.4 million for the nine months ended September 30, 2015 compared to $4.3 million for the same period in 2014 an increase of $131,000 or 3%. The increase primarily reflects an increase in commission expense in our Thermal and Electrical Products segments. To a lesser extent, there was also an increase in travel expense from our in-house sales personnel attending trade shows and visiting customers both internationally and domestically.

Engineering and Product Development Expense. Engineering and product development expense was $3.0 million for the nine months ended September 30, 2015 compared to $2.7 million for the same period in 2014 an increase of $326,000 or 12%. The increase in engineering and product development expense primarily reflects higher salary and benefits expense for all of our products segments and increased spending on materials used in new product development in our Thermal Products segment. The higher salary and benefits expense reflects both an increase in headcount as well as annual salary increases for existing staff.

General and Administrative Expense. General and administrative expense was $4.9 million for the nine months ended September 30, 2015 compared to $4.7 million for the same period in 2014 an increase of $206,000 or 4%. The increase primarily reflects increased spending related to our strategic initiatives, including $329,000 for due diligence and transaction related costs associated with a potential acquisition that we decided not to pursue. This increase was partially offset by a decrease in board fees paid to our directors (due to a reduction in size of the board) and, to a lesser extent, lower levels of amortization related to our intangible assets.

Income Tax Expense. For the nine months ended September 30, 2015, we recorded income tax expense of $909,000 compared to $1.3 million for the same period in 2014. Our effective tax rate for the nine months ended September 30, 2015 was 33% compared to 34% for the same period in 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate in the first nine months of 2015 as compared to the same period in 2014 primarily reflects a reduction in the valuation allowance recorded against the deferred tax assets of our German operation as that operation generates income sufficient to utilize these assets.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	Sept. 30, 2015	Dec. 31, 2014
Cash and cash equivalents	$25,383	$23,126
Working capital	$30,835	$28,561

As of September 30, 2015, $1.8 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. On February 25, 2015 we repatriated $883,000 from our subsidiary in Singapore. On September 21, 2015 we repatriated $1.3 million from our German subsidiary. Our estimated annualized effective tax rate for 2015 includes the effect of the additional taxes we expect to incur on these repatriated funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and the anticipated purchase of shares under the 2015 Repurchase Plan. However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the nine months ended September 30, 2015 was $2.9 million. During the nine months ended September 30, 2015, we recorded net earnings of $1.8 million, which included non-cash charges of $575,000 for depreciation and amortization. During the nine months ended September 30, 2015, accounts receivable, accounts payable and inventories increased $553,000, $312,000 and $282,000, respectively, compared to the levels at the end of 2014. These increases primarily reflect increased business activity during the first nine months of 2015 as compared to the levels experienced at the end of 2014 for our Thermal and Electrical Products segments.

Investing Activities. During the nine months ended September 30, 2015 purchases of property and equipment were $545,000 which primarily represent additions to leased systems in our Thermal Products segment and computer hardware and software purchases related to a system upgrade for our domestic operations. We have no significant commitments for capital expenditures for the balance of 2015, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the nine months ended September 30, 2015 there were no cash flows from financing activities.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2015, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2014 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 26, 2015 (the "2014 Form 10-K"). Material changes to such risk factors since the filing of the 2014 Form 10-K are detailed below.

We may not be able to fully execute our share repurchase program.

In October 2015, our Board of Directors authorized our management to repurchase up to $5 million of our common stock commencing in November 2015.  We may not be able to purchase this amount of shares in the open market or in privately negotiated transactions in compliance with applicable securities regulations.  Future share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have authorized a share repurchase program, we are not required to repurchase the full dollar amount of shares authorized for repurchase and we may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full dollar amount of shares authorized under the program, could adversely affect the market price of our common stock.

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

inTEST Corporation
Date:	November 13, 2015	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 13, 2015	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

_______________________________________

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