Form 10-K
period 2015-12-31
INTEST CORP
filed 2016-03-29
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), was: $35,089,249.

The number of shares outstanding of the registrant's Common Stock, as of March 18, 2016, was 10,495,222

                                                                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
    the success of our strategy to diversify our business by entering markets outside the integrated circuit, or IC, and automatic test equipment, or ATE, markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets;
    the possibility of future acquisitions or dispositions;
    the ability to borrow funds to finance major potential acquisitions;
    the success of our restructuring efforts (the goal of which is to return non-profitable operations to profitability);
    indications of a change in the market cycles in the IC and ATE markets or other markets we serve;
    the success of our 2015 stock repurchase plan;
    developments and trends in the IC and ATE markets;
    the development of new products and technologies by us or our competitors;
    effects of exchange rate fluctuations;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are used by semiconductor manufacturers in conjunction with ATE, in the testing of ICs. In addition, we market our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our high performance products are designed to enable our customers to improve the efficiency of their test processes and, consequently, their profitability.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product. Our largest customers include Analog Devices, Inc., Emerson Electric Co., Hakuto Co. Ltd., Infineon Technologies, Intel Corp., Intersil Corporation, NXP Semiconductors N.V., Raytheon Company, Teradyne, Inc. and Texas Instruments Incorporated.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. During 2015, we managed our business as three product segments, as more fully discussed under "Our Segments" below, which consisted of our Thermal Products, Mechanical Products and Electrical Products segments.

In January 2016, we announced the formation of the inTEST EMS Products Division which is a result of the combination of the operations of our Electrical and Mechanical Products segments. In 2016, these two product segments will be managed as one business unit. The decision by management to combine the operations of these two product segments reflects the significant similarities between these segments including customer base, markets served, and sales channels. However, we have concluded that these two product segments do not currently meet the aggregation criteria under Accounting Standards Codification Topic 280 (Segment Reporting) due to certain dissimilar economic characteristics. Accordingly, we will continue to show these two product segments as separate reportable segments in our footnote disclosures. Certain operational changes undertaken in the first quarter of 2016 in connection with the formation of this new business unit are discussed further in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETS

Overview

Our business is grounded in the ATE market, which provides automated test equipment to the semiconductor market; however, since 2009, we have begun to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We offer highly specialized engineering solutions in these markets outside the ATE market, the demand for which is limited and which we expect may vary significantly from period to period. During both 2015 and 2014, our net revenues in markets outside the ATE market were $10.7 million and $11.1 million, respectively, and represented 27% of our total net revenues in both years. In the last five years, our net revenues from sales in markets outside the ATE market have ranged from 18% to 30%.

The level of our net revenues in the various markets we serve outside the ATE market varies significantly from market to market. During 2015 and 2014, our net revenues into the telecommunications market represented 9% and 11%, respectively, of our total net revenues, while our net revenues into the defense/aerospace and industrial markets represented 8% and 4%, respectively, of our total net revenues in both years. The level of our net revenues in these non-ATE markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. One of our goals is to further expand our sales in these markets outside the ATE market; however, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and therefore, do not anticipate developing meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The following discussion of our markets, therefore, is limited to only the ATE and semiconductor markets, which currently represent the majority of our net revenues.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

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

Testers range in price from approximately $100,000 to over $2.0 million each, depending primarily on the complexity of the IC to be tested and the number of test heads (typically one or two) with which each tester is configured. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time. While larger global semiconductor manufacturers typically purchase ATE to test the ICs they manufacture, there are a growing number of semiconductor manufacturers who outsource IC testing to third-party foundries, test and assembly providers.

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Cost Reduction Through Increased Front-End Testing. As the cost of testing ICs increases, semiconductor manufacturers will continue to look for ways to streamline the testing process to make it more cost-effective, such as the trend to use massive parallel testing, in which semiconductor manufacturers test multiple ICs on the wafer simultaneously. We believe that this factor will lead to more front-end, wafer-level testing.

OUR SOLUTIONS

Historically, we have focused our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We have sought to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We have designed solutions to overcome the evolving challenges facing the ATE market and other markets that we serve, which we believe provide the following advantages:

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, have significantly increased our product offerings in the area of temperature-controlled testing. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics' products provide a range of precision temperature forcing systems used throughout various markets to verify the performance of products at a range of temperatures.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

Compatibility and Integration. A hallmark of our products has been, and continues to be, compatibility with a wide variety of ATE. Our manipulator and docking hardware products are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2015, we had domestic manufacturing facilities in Massachusetts, New Jersey and California and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

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

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. During 2015 and 2014, approximately $10.7 million and $11.1 million, respectively, or 27%, of our total net revenues in both years were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

OUR SEGMENTS

During 2015, we managed our business as three product segments, which were also our reporting units: Thermal Products, Mechanical Products and Electrical Products. Our Thermal Products segment consists of our subsidiaries in Mansfield, Massachusetts (Temptronic Corporation, which manufactures products under the Temptronic, Sigma and Thermonics brand names), Germany (inTEST Thermal Solutions GmbH), and Singapore (inTEST Pte Ltd.). Our Mechanical Products segment consists of our manufacturing operation in Mt. Laurel, New Jersey. Our Electrical Products segment consists of our subsidiary in Fremont, California (inTEST Silicon Valley Corporation). As previously discussed, in January 2016, we announced the formation of the inTEST EMS Products Division which is a result of the combination of the operations of our Electrical and Mechanical Products segments. In 2016, these two product segments will be managed as one business unit.

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

Thermal Products

Our thermal products are sold into the environmental test market encompassing a wide variety of markets including the ATE, automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our thermal products enable a manufacturer to test semiconductor wafers and ICs, electronic components and assemblies, mechanical assemblies and electromechanical assemblies. Our thermal products provide the ability to characterize and stress test a variety of materials over extreme and variable temperature conditions that can occur in actual use.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

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

Thermonics(R) Products: Our Thermonics temperature conditioning products provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics and semiconductor markets. Prices range from $20,000 to greater than $100,000.

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

We believe our docking hardware products offer our customers the ability to make various competing brands of test heads compatible with various brands of probers and handlers by only changing interface boards. This is called "plug-compatibility." Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various ATE manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products range in price from approximately $2,000 to $25,000.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These tester interface products range in price from approximately $7,000 to $40,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 15 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products primarily in markets where semiconductors are manufactured. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

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

Our internal sales account managers handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our sales account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers and independent sales representatives by employees based in New Jersey, California and Texas.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly providers, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications products, and semiconductor research facilities. Our customers use our products principally in production testing, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the years ended December 31, 2015 and 2014, Hakuto Co. Ltd., one of our distributors, accounted for 12% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2014, Texas Instruments Incorporated accounted for 13% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 43% and 48% of our consolidated net revenues in 2015 and 2014, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

Our largest customers in 2015 include:

Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Teradyne, Inc.	Emerson Electric Co.
Infineon Technologies		Hakuto Co. Ltd.
Intel Corp		Raytheon Company
Intersil Corporation
NXP Semiconductors
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2015, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and California. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

Our Massachusetts facility has maintained certification with the ISO 9001:2008 standard since its inception. Our New Jersey and California facilities manufacture products only for the semiconductor industry where ISO certification is not required. However, these locations do employ the practices embodied in the ISO 9001:2008.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2015, we employed a total of 26 engineers, who were engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.9 million in 2015 and $3.6 million in 2014 on engineering and product development, respectively.

PATENTS AND OTHER PROPRIETARY RIGHTS

Our policy is to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trademarks, trade secrets, copyrights and unpatented know-how to protect our proprietary rights. It is our practice to require that all of our employees and third-party product development consultants assign to us all rights to inventions or other discoveries relating to our business that were made while working for us. In addition, all employees and third-party product development consultants agree not to disclose any private or confidential information relating to our technology, trade secrets or intellectual property.

As of December 31, 2015, we held 48 active U.S. patents and had 9 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2016 and extending through 2034. During 2015, three U.S. patents were issued and we had two U.S. patents expire. We do not believe that the expiration of these patents or the upcoming expiration of certain of our patents in 2016 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1.    BUSINESS (Continued)

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

Our principal competitors for Thermostream products are FTS Systems, a part of SP Industries, and MPI Corporation. Our principal competitors for Thermochuck products include Cascade Microtech, Inc., ERS Electronik GmbH and Espec Corp. Our principal competitors for environmental chambers are Cincinnati Sub-Zero Products, Inc., Espec Corp. and Thermotron Industries. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

Our principal competitors for manipulator products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for docking hardware products include Advantest Corporation, Esmo AG, Knight Automation, Reid-Ashman Manufacturing and Teradyne, Inc.

Our principal competitors for tester interface products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc.

BACKLOG

At December 31, 2015, our backlog of unfilled orders for all products was approximately $2.4 million compared with approximately $3.8 million at December 31, 2014. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2016. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2015, we had 125 full time employees, including 56 in manufacturing operations, 49 in customer support/operations and 20 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Since 2009, we have sold our thermal products in markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our sales to these non-ATE markets were $10.7 million and $11.1 million in 2015 and 2014, respectively, and represented 27% of our consolidated net revenues in both years. We offer highly specialized engineering solutions in these markets outside the ATE market, the demand for which is limited and which we expect may vary significantly from period to period. Our goal is to increase our sales into these and other non-ATE markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets. If we are unable to expand our sales in non-ATE markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

Our restructuring efforts, the goal of which is to return non-profitable operations to profitability, may not be successful.

In recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, in conjunction with the formation of the inTEST EMS Products Division, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99,000 in the first quarter of 2016. The annualized savings from these actions are estimated to be approximately $690,000. Our review of the operations of this product segment is ongoing with the goal of identifying additional opportunities for cost reduction and revenue growth. We cannot be certain that our efforts to restructure this operation to achieve profitability will be successful. These efforts could require us to utilize additional financial resources to pay severance or fund other costs associated with the restructuring of this operation, which would reduce the amount of our cash and cash equivalents available to fund our short term working capital requirements.

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

We seek to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited. We may incur significant expenses related to due diligence or other transaction related expenses for a proposed acquisition that may not be completed.

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside the ATE market. We may not be able to execute our acquisition strategy if:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1A. RISK FACTORS (Continued)

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

We face significant competition throughout the world in each of our product segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than we do. Some of our competitors are much smaller than we are, and therefore have much lower levels of overhead than we do, which enables them to sell their competing products at lower prices. In order to remain competitive, we must be able to continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. Over the last several years, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price based competition, which has and could continue to materially adversely affect our business, financial condition and results of operations.

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Increased in-house manufacturing capabilities among certain ATE manufacturers may have resulted, and may continue to result, in reductions in our share of the manipulator, docking hardware and tester interface products markets, reduced revenues in our Mechanical and Electrical Products segments and net losses in our Mechanical Products segment.

Over the last several years, certain ATE manufacturers have begun manufacturing and selling certain products made by both our Mechanical and Electrical Products segments, including manipulator, docking hardware and tester interface products. As a result of the loss of these product sales, we may have lost market share in our manipulator, docking hardware and tester interface products, and our Mechanical Products segment has incurred operating losses. To the extent that we cannot replace these lost sales, our market share may decline, which could have a material adverse impact on the financial results of our Mechanical and Electrical Products segments.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

During the years ended December 31, 2015 and 2014, Hakuto Co. Ltd., one of our distributors, accounted for 12% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2014, Texas Instruments Incorporated accounted for 13% of our consolidated net revenues. The reduction in net revenues from Texas Instruments Incorporated during 2015 as compared to 2014 reflects reduced capital spending by this customer during 2015. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 43% and 48% of our consolidated net revenues in 2015 and 2014, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

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
    costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed.
    costs and timing of integration of our acquisitions and plant consolidations and relocations;
    excess manufacturing capacity;
    our ability to control operating costs;
    costs associated with implementing restructuring initiatives;
    delays in shipments of our products;
    the mix of our products sold;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 13% and 15% of consolidated net revenues in 2015 and 2014, respectively. Net revenues from foreign customers totaled $24.6 million, or 63% of consolidated net revenues in 2015 and $27.4 million, or 66% of consolidated net revenues in 2014. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1A. RISK FACTORS (Continued)

A significant portion of our cash position is maintained overseas.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2015, $2.0 million of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements or we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

A breach of our operational or security systems could negatively affect our business and results of operations.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyberattacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and significantly increase our costs. In addition, domestic and international regulatory agencies have implemented, and are continuing to implement, various reporting and remediation requirements that companies must comply with upon learning of a breach. While we have insurance that may protect us from incurring some of these costs, there is no assurance that such insurance coverage is adequate to cover all costs and damages incurred in connection with a cyberattack.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2016 and 2034, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:
    any additional patents will be issued on our applications;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 1A. RISK FACTORS (Continued)

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

In October 2015, our Board of Directors authorized our management to repurchase up to $5 million of our common stock commencing in December 2015.  We may not be able to purchase this amount of shares in the open market or in privately negotiated transactions in compliance with applicable securities regulations.  Future share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have authorized a share repurchase program, we are not required to repurchase the full dollar amount of shares authorized for repurchase and we may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full dollar amount of shares authorized under the program, could adversely affect the market price of our common stock. As of December 31, 2015 we had repurchased a total of 41,332 shares at a cost of $155,000, which includes $1,000 in fees paid to our broker. Through February 29, 2016, we had repurchased a total of 126,356 shares at a cost of $512,000 which included fees paid to our broker of $3,000.

Regulations related to conflict minerals will cause us to experience increased costs.

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in our products. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there will be significant additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all metals used in our products. As a result, we may be unable to certify that our products are conflict mineral free.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 2.   PROPERTIES

At December 31, 2015, we leased five facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2015:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	8/21	52,700	Thermal Products segment operations.
Mt. Laurel, NJ	4/21	54,897	Corporate headquarters and Mechanical Products segment operations.
Fremont, CA	9/17	15,746	Electrical Products segment operations.

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

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE MKT under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NYSE MKT LLC for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2015	High	Low
First Quarter	$4.32	$3.73
Second Quarter	5.21	4.01
Third Quarter	4.50	3.76
Fourth Quarter	4.25	3.47

2014
First Quarter	$4.44	$3.69
Second Quarter	4.25	3.66
Third Quarter	5.75	3.87
Fourth Quarter	4.80	3.98

On March 18, 2016, the closing price for our common stock as reported on the NYSE MKT LLC was $3.89. As of March 18, 2016, we had 10,495,222 shares outstanding that were held by approximately 1,200 beneficial and record holders.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

No dividends were paid on our common stock in the years ended December 31, 2015 or 2014. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to retain any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

The following table provides information with respect to purchases made by us or on our behalf of our common stock during the year ended December 31, 2015:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
December 1-31	41,332	$3.72	41,332	$4,846,000
Total	41,332	$3.72	41,332	$4,846,000

On October 27, 2015 our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan. Repurchases to date have been made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan will be funded using our operating cash flow or available cash.

As of December 31, 2015, we had repurchased 41,332 shares under this repurchase plan at a fair market value of $154,000. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares totaled $1,000.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$38,889	$41,796	$39,426	$43,376	$47,266
Gross margin	18,698	20,462	19,015	19,059	22,893
Operating income	2,562	4,916	3,962	2,996	7,578
Net earnings	1,861	3,439	3,077	2,156	9,863
Net earnings per common share:
Basic	$0.18	$0.33	$0.30	$0.21	$0.97
Diluted	$0.18	$0.33	$0.30	$0.21	$0.96
Weighted average common shares outstanding :
Basic	10,473	10,432	10,364	10,273	10,148
Diluted	10,494	10,466	10,419	10,347	10,286

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 6.   SELECTED FINANCIAL DATA (Continued)

	As of December 31,
	2015	2014	2013	2012	2011
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$25,710	$23,126	$19,018	$15,576	$13,957
Working capital	30,764	28,561	24,749	21,000	19,759
Total assets	39,984	38,738	35,481	32,399	31,237
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	35,925	34,368	31,149	27,820	26,199

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Third-party market share statistics are not available for the products we manufacture and sell into the ATE market; therefore, comparisons of period over period changes in our market share are not easily determined. As a result, it is difficult to ascertain if ATE market volatility in any period is the result of macro-economic or customer-specific factors impacting ATE market demand, or if we have gained or lost market share to a competitor during the period.

As part of our strategy to reduce the impact of ATE market volatility on our business operations, in 2009, we began to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. While market share statistics exist for some of the markets we serve outside the ATE market, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these non-ATE markets that may affect our performance. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEM manufacturers to specify other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the in-house manufacturing activities of OEM manufacturers building certain products we have historically sold to them, including manipulators and docking hardware, which has had the impact of significantly reducing the size of the available market for those certain products (iv) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (v) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (vi) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale).

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,		Change
Orders:	2015	2014	$	%
Thermal Products	$23,296	$23,866	$ (570)	(2)%
Mechanical Products	7,065	11,363	(4,298)	(38)
Electrical Products	7,087	7,212	(125)	(2)
	$37,448	$42,441	$(4,993)	(12)%

ATE market	$27,048	$30,214	$(3,166)	(10)%
Non-ATE market	10,400	12,227	(1,827)	(15)
	$37,448	$42,441	$(4,993)	(12)%

Total consolidated orders for the year ended December 31, 2015 were $37.4 million compared to $42.4 million for 2014. The decrease in orders primarily reflects reduced demand in the ATE market for our Mechanical Products segment, and, to a lesser extent, reduced demand from non-ATE markets for our Thermal Products segment.

Orders from customers in the ATE market for the year ended December 31, 2015 declined 10% on a consolidated basis as compared to 2014. We believe the reduced level of demand within the ATE market indicates, in part, cyclical softness within this market which began to impact the level of our orders during the second quarter of 2015 and continued into the first quarter of 2016. Furthermore, we believe the larger percentage decline for our Mechanical Products segment reflects that certain of this segment's customers have been on reduced capital spending budgets for much of 2015 which has decreased the amount of new equipment purchases they have been making this year. In addition, one particular customer of this segment was building a new facility in Southeast Asia during 2014 and, as a result, had a higher level of demand for certain of our products during 2014.

Orders from customers in various markets outside of the ATE market for the year ended December 31, 2015 declined 15% as compared to 2014, reflecting decreased demand from certain customers in the telecommunications market. This decrease was partially offset by an increase in orders from certain customers in the automotive market. As a percent of our total consolidated orders, orders from non-ATE markets were 28% in 2015 compared to 29% in 2014. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At December 31, 2015, our backlog of unfilled orders for all products was approximately $2.4 million compared with approximately $3.8 million at December 31, 2014. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2016. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues both by product segment and market.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,		Change
Net revenues:	2015	2014	$	%
Thermal Products	$24,084	$23,446	$ 638	3%
Mechanical Products	7,540	11,245	(3,705)	(33)
Electrical Products	7,265	7,105	160	2
	$38,889	$41,796	$(2,907)	(7)%

ATE market	$28,238	$30,737	$(2,499)	(8)%
Non-ATE market	10,651	11,059	(408)	(4)
	$38,889	$41,796	$(2,907)	(7)%

Total consolidated net revenues for the year ended December 31, 2015 were $38.9 million compared to $41.8 million for 2014. The decrease in consolidated net revenues primarily reflects the aforementioned reduced levels of demand from the ATE market and, in particular, from certain customers of our Mechanical Products segment, as previously discussed. While third-party market share statistics for the products we manufacture and sell into the ATE market are not available, and, therefore comparison of period over period change in our market share is not easily determined, we believe the reductions in demand experienced by our Mechanical Products segment may also indicate a potential loss of market share.

Net revenues from customers in various markets outside of the ATE market for the year ended December 31, 2015 declined by 4% as compared to 2014, primarily reflecting reduced demand from certain customers in the telecommunications market. This decrease was partially offset by an increase in net revenues from certain customers in the automotive market. As a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets were relatively unchanged at 27% in both 2015 and 2014.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to semiconductor manufacturers. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2015 and 2014, our OEM sales as a percentage of net revenues were 6% and 9%, respectively.

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Revenues. Net revenues were $38.9 million for the year ended December 31, 2015 compared to $41.8 million for the same period in 2014, a decrease of $2.9 million or 7%. For the year ended December 31, 2015, the net revenues of our Thermal and Electrical Products segments increased $638,000 or 3% and $160,000 or 2%, respectively, while the net revenues of our Mechanical Products segment decreased by $3.7 million or 33%. We believe the decrease in our consolidated net revenues during 2015 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 48% for the year ended December 31, 2015 compared to 49% for the same period in 2014. The reduction in the gross margin was primarily the result of our fixed operating costs not being as fully absorbed due to the lower net revenue levels in 2015 as compared to 2014. In absolute dollar terms, these costs decreased $81,000 from 2014 to 2015 but as a percentage of net revenues, these costs increased from 14% in 2014 to 15% in 2015. The reduction in our fixed operating costs in absolute dollar terms primarily reflects a reduction in salary and benefits expense in our Thermal and Mechanical Products segments as a result of a reduction in personnel.

Selling Expense. Selling expense was $5.8 million for the year ended December 31, 2015 compared to $5.7 million for the same period in 2014, an increase of $62,000 or 1%. The increase in selling expense primarily reflects higher levels of commissions as a result of changes in customer mix.

Engineering and Product Development Expense. Engineering and product development expense was $3.9 million for the year ended December 31, 2015 compared to $3.6 million for the same period in 2014, an increase of $355,000 or 10%. The increase in engineering and product development expense primarily reflects higher salary and benefits expense for all of our products segments. The increase in salary and benefits expense was a result of both additional headcount and annual salary adjustments for existing staff.

General and Administrative Expense. General and administrative expense was $6.4 million for the year ended December 31, 2015 compared to $6.2 million for the same period in 2014, an increase of $173,000 or 3%. The increase primarily reflects increased spending related to our strategic initiatives, including $329,000 for due diligence and transaction related costs associated with a potential acquisition that we decided not to pursue. To a lesser extent, there was also an increase in salary and benefits expense reflecting both annual salary adjustments and performance-based incentive compensation for existing staff. These increases were partially offset by a decrease in board fees paid to our directors due to a reduction in the size of the board.

Income Tax Expense. For the year ended December 31, 2015, we recorded income tax expense of $722,000 compared to $1.5 million for the same period in 2014. Our effective tax rate was 28% for 2015 compared to 30% for 2014. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate in 2015 as compared to 2014 primarily reflects an increase in the level of tax credits available to offset current tax expense in 2015 as compared to 2014.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases.

Liquidity

Our cash and cash equivalents and working capital were as follows:

	December 31,
	2015	2014
Cash and cash equivalents	$25,710	$23,126
Working capital	$30,764	$28,561

As of December 31, 2015, $2.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue and pay foreign taxes if we repatriate certain of these funds. During 2015, we repatriated $2.2 million from our foreign subsidiaries.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and the anticipated purchase of shares under the 2015 Repurchase Plan (which is discussed more fully in Note 13 to our consolidated financial statements.) However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

In addition, in recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, in conjunction with the formation of the inTEST EMS Products Division, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99,000 in the first quarter of 2016. The annualized savings from these actions are estimated to be approximately $690,000. Our review of the operations of this product segment is ongoing with the goal of identifying additional opportunities for cost reduction and revenue growth. We cannot be certain that our efforts to restructure this operation to achieve profitability will be successful. These efforts could require us to utilize additional financial resources to pay severance or fund other costs associated with the restructuring of this operation, which would reduce the amount of our cash and cash equivalents available to fund our short term working capital requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2015 was $3.5 million. During 2015, we recorded net earnings of $1.9 million, which included non-cash charges of $754,000 for depreciation and amortization, $342,000 for excess and obsolete inventory charges and $168,000 of deferred income tax expense. During 2015, accounts receivable and accounts payable decreased $570,000 and $324,000, respectively, compared to the levels at the end of 2014, primarily reflecting the reduced level of business activity in 2015.

Investing Activities. During 2015, purchases of property and equipment were $599,000 which primarily represent additions to leased systems in our Thermal Products segment and computer hardware and software purchases related to a system upgrade for our domestic operations. We have no significant commitments for capital expenditures for 2016, however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Financing Activities. During 2015, we utilized $155,000 to repurchase 41,332 shares of our common stock under the 2015 Repurchase Plan.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2015 and 2014, we recorded inventory obsolescence charges for excess and obsolete inventory of $342,000 and $344,000, respectively.

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
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. As of December 31, 2015 and 2014, goodwill was $1.7 million. We did not record any impairment charges related to our goodwill during 2015 or 2014.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2015 and 2014, our indefinite-lived intangible asset was a trademark carried at $510,000. We did not record any impairment charges related to our indefinite-lived intangible asset during 2015 or 2014.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2015 and 2014, finite-lived intangibles and long-lived assets were $1.7 million and $2.2 million, respectively. We did not record any impairment charges related to our long-lived assets during 2015 or 2014.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2015 and 2014, we had a net deferred tax asset of $1.2 million and $1.4 million, respectively, and a deferred tax valuation allowance of $15,000 and $100,000, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2015 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Management's Report on Internal Control over Financial Reporting

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
FOR THE YEAR ENDED DECEMBER 31, 2015

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2016, or, if our proxy statement is not filed on or before April 29, 2016, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2016, or, if our proxy statement is not filed on or before April 29, 2016, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2016, or, if our proxy statement is not filed on or before April 29, 2016, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2015:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	-	-	562,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	562,500

(1)	The securities that remain available for future issuance are issuable pursuant to the 2014 Stock Plan (500,000 shares) and the 2007 Stock Plan (62,500 shares).

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2016, or, if our proxy statement is not filed on or before April 29, 2016, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC on or before April 29, 2016, or, if our proxy statement is not filed on or before April 29, 2016, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation
By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 29, 2016

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2016

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2016

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 29, 2016

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 29, 2016

/s/ Joseph W. Dews IV Joseph W. Dews IV, Director	March 29, 2016

/s/ William Kraut William Kraut, Director	March 29, 2016

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws as amended on June 23, 2014. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (4)
10.3	Lease Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (5)
10.4	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (5)
10.5	inTEST Corporation 2014 Stock Plan (6)(*)
10.6	inTEST Corporation 2007 Stock Plan. (7)(*)
10.7	Form of Restricted Stock Grant. (8)(*)
10.8	Form of Non-Qualified Stock Option Grant. (8)(*)
10.9	Form of Incentive Stock Option Grant. (8)(*)
10.10	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (9)(*)
10.11	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (9)(*)
10.12	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (10)(*)
10.13	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (11)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (11)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (11)(*)
10.16	Compensatory Arrangements of Executive Officers and Directors. (*)(12)
14	Code of Ethics. (13)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated June 23, 2014, File No. 001-36117, filed June 25, 2014, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(6)	Previously filed as an appendix to the Company's Proxy Statement filed April 30, 2014, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2004, File No. 000-22529, filed March 31, 2005, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(12)	Portions of this exhibit were previously filed on the Company's Current Report on Form 8-K dated January 22, 2016, File No. 001-36117, filed January 28, 2016, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2003, File No. 000-22529, filed March 30, 2004, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 29, 2016

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2015        2014
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $25,710    $23,126
  Trade accounts receivable, net of allowance for
    doubtful accounts of $146 and $146, respectively                  4,395      5,034
  Inventories                                                         3,520      3,769
  Deferred tax assets                                                   559        529
  Prepaid expenses and other current assets                             639        473
     Total current assets                                            34,823     32,931
Property and equipment:
  Machinery and equipment                                             4,377      4,322
  Leasehold improvements                                                603        593
     Gross property and equipment                                     4,980      4,915
  Less: accumulated depreciation                                     (3,868)    (3,647)
     Net property and equipment                                       1,112      1,268

Deferred tax assets                                                     686        884
Goodwill                                                              1,706      1,706
Intangible assets, net                                                1,104      1,393
Restricted certificates of deposit                                      350        350
Other assets                                                            203        206
     Total assets                                                   $39,984    $38,738
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   909    $ 1,234
  Accrued wages and benefits                                          1,466      1,528
  Accrued rent                                                          657        615
  Accrued professional fees                                             363        390
  Accrued sales commissions                                             297        328
  Other current liabilities                                             367        275
     Total current liabilities                                        4,059      4,370

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,549,423 and 10,595,755 shares issued, respectively              105        106
  Additional paid-in capital                                         26,286     26,321
  Retained earnings                                                   9,013      7,152
  Accumulated other comprehensive earnings                              725        993
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively      (204)      (204)
     Total stockholders' equity                                      35,925     34,368

     Total liabilities and stockholders' equity                     $39,984    $38,738
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2015             2014
                                                          -------          -------
Net revenues                                              $38,889          $41,796
Cost of revenues                                           20,191           21,334
      Gross margin                                         18,698           20,462

Operating expenses:
   Selling expense                                          5,797            5,735
   Engineering and product development expense              3,935            3,580
   General and administrative expense                       6,404            6,231
      Total operating expenses                             16,136           15,546

Operating income                                            2,562            4,916
Other income (expense)                                         21               (7)

Earnings before income tax expense                          2,583            4,909
Income tax expense                                            722            1,470

      Net earnings                                        $ 1,861          $ 3,439
                                                          =======          =======
Net earnings per common share:
  Basic                                                    $0.18            $0.33
  Diluted                                                  $0.18            $0.33
Weighted average common shares outstanding:
  Basic                                                 10,473,210       10,431,743
  Diluted                                               10,493,830       10,466,064

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2015             2014
                                                          -------          -------
Net earnings                                              $ 1,861          $ 3,439

Foreign currency translation adjustments                     (268)            (354)

Comprehensive earnings                                    $ 1,593          $ 3,085
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           Accumulated
                                  Common Stock   Additional                   Other                  Total
                               -----------------  Paid-In     Retained    Comprehensive  Treasury Stockholders'
                                 Shares   Amount  Capital     Earnings       Earnings     Stock      Equity
                               ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2014       10,590,755  $ 106   $26,187    $  3,713       $1,347      $  (204)     $31,149

Net earnings                            -      -         -       3,439            -            -        3,439
Other comprehensive loss                -      -         -           -         (354)           -         (354)
Amortization of deferred
  compensation related to
  restricted stock                      -      -       134           -            -            -          134
Forfeiture of unvested shares
  of restricted stock              (5,000)     -         -           -            -            -            -
Issuance of unvested shares
  of restricted stock              10,000      -         -           -            -            -            -
                               ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2014     10,595,755    106    26,321       7,152          993         (204)      34,368

Net earnings                            -      -         -       1,861            -            -        1,861
Other comprehensive loss                -      -         -           -         (268)           -         (268)
Amortization of deferred
  compensation related to
  restricted stock                      -      -       119           -            -            -          119
Forfeiture of unvested shares
  of restricted stock              (5,000)     -         -           -            -            -            -
Repurchase and retirement of
  common stock                    (41,332)    (1)     (154)          -            -            -         (155)
                               ----------  -----   -------    --------       ------      -------      -------

Balance, December 31, 2015     10,549,423  $ 105   $26,286    $  9,013       $  725      $  (204)     $35,925
                               ==========  =====   =======    ========       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2015             2014
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 1,861          $ 3,439
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             754              879
    Provision for excess and obsolete inventory                               342              344
    Foreign exchange loss                                                      33               44
    Amortization of deferred compensation related to restricted stock         119              134
    Loss on sale of property and equipment                                     15               44
    Proceeds from sale of demonstration equipment, net of gain                214              161
    Deferred income tax expense                                               168              318
    Changes in assets and liabilities:
      Trade accounts receivable                                               570              610
      Inventories                                                            (113)            (893)
      Prepaid expenses and other current assets                              (174)            (113)
      Restricted certificates of deposit                                        -              100
      Other assets                                                            (15)             (17)
      Accounts payable                                                       (324)             172
      Accrued wages and benefits                                              (36)             (75)
      Accrued rent                                                             42               38
      Accrued professional fees                                               (25)              25
      Accrued sales commissions                                               (31)              23
      Other current liabilities                                                98             (104)
                                                                          -------          -------
Net cash provided by operating activities                                   3,498            5,129
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (599)            (831)
  Proceeds from sale of property and equipment                                  -                8
                                                                          -------          -------
Net cash used in investing activities                                        (599)            (823)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock                                                (155)               -
                                                                          -------          -------
Net cash used in financing activities                                        (155)               -
                                                                          -------          -------
Effects of exchange rates on cash                                            (160)            (198)
                                                                          -------          -------
Net cash provided by all activities                                         2,584            4,108
Cash and cash equivalents at beginning of period                           23,126           19,018
                                                                          -------          -------
Cash and cash equivalents at end of period                                $25,710          $23,126
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   792          $ 1,213

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock                           $     -          $    41
Forfeiture of unvested shares of restricted stock                         $   (20)         $   (20)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)   NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). In addition, we sell our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. We have three reportable segments which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore.

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve.  In January 2016, we implemented a restructuring plan, as discussed further in Note 17, the goal of which is to return our Mechanical Products segment to profitability.  These efforts could cause us to incur substantial costs and may not be successful.  We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions.  We may or may not be successful in locating suitable businesses to acquire.  In addition, if we are able to complete an acquisition, we may not be able to successfully integrate the acquired business with our existing business and we may not be able to operate the acquired business profitably.  As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded in either of the years ended December 31, 2015 or 2014. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $342 and $344 for the years ended December 31, 2015 and 2014, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $465 and $524 for the years ended December 31, 2015 and 2014, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 12.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2015 other than the events discussed in Note 17.

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

Foreign Currency

For our foreign subsidiary whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2015 and 2014, foreign currency transaction losses were $33 and $44, respectively.

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

Net Earnings Per Common Share

Net earnings per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings per common share - diluted is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2015	2014

Weighted average common shares outstanding - basic	10,473,210	10,431,743
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	20,620	34,321
Weighted average common shares outstanding - diluted	10,493,830	10,466,064
Average number of potentially dilutive securities excluded from calculation	-	4,753

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In February 2016, the Financial Accounting Standards Board ("FASB") issued amendments to the current guidance on accounting for lease transactions which is presented in ASC Topic 842 (Leases). The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the implementation of these amendments on our consolidated financial statements.

In January 2016, the FASB issued amendments to the current guidance on the recognition and measurement of financial assets and financial liabilities which is presented in ASC Topic 825 (Financial Instruments). The intent of the updated guidance is to enhance the reporting model for financial instruments to provide users of financial statements with improved decision-making information. The updated guidance includes amendments to address aspects of recognition, measurement, presentation and disclosure. Changes included in the amendments are the requirement to measure equity investments at fair value, except those accounted for under the equity method of accounting or those that result in the consolidation of an investee, with changes in fair value recognized in net income; the requirement for a qualitative assessment to identify impairment of equity investments without readily determinable fair values; and the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendments are effective for us as of January 1, 2018. Early application is permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued amendments to update the current guidance on the balance sheet classification of deferred taxes which is presented in ASC Topic 740 (Income Taxes). The purpose of the amendments is to simplify the presentation of deferred tax assets. This guidance requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments are effective for us as of January 1, 2017. Early application is permitted. We currently plan to elect early application of this guidance effective January 1, 2016. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued amendments to update the current guidance on accounting for measurement period adjustments in a business combination which is presented in ASC Topic 805 (Business Combinations). This guidance requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for us as of January 1, 2016, with early application permitted for financial statements that have not been issued. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There were no changes in the amount of the carrying value of goodwill for the year ended December 31, 2015.

Intangible Assets

The following table provides further detail about our intangible assets as of December 31, 2015 and 2014:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,166	$ 314
Patented technology	590	386	204
Software	270	196	74
Trade name	140	138	2
Total finite-lived intangible assets	2,480	1,886	594
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,886	$1,104

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

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our finite-lived assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of December 31, 2015:

	Estimated Useful Life	Remaining Estimated Useful Life at Dec. 31, 2015
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	-
Software	120	33
Patented technology	60	-
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	24.5
Trade name	48.5
Patented technology	132	84.5

The following table sets forth changes in the amount of the carrying value of finite-lived intangible assets for the year ended December 31, 2015:

Balance - January 1, 2015	$ 883
Amortization	(289)
Balance - December 31, 2015	$ 594

Total amortization expense for the years ended December 31, 2015 and 2014 was $289 and $355, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2016	$229
2017	212
2018
65
2019
39
2020
30

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(3)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2015 and 2014, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rates used in 2015 and 2014 for the discounted cash flows were 20% and 17%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2015 and 2014, we performed a Step I test to identify potential impairment, in which the fair value of the Thermal Products reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value by 84% or $12,019 at December 31, 2015 and by 68% or $15,971 at December 31, 2014.

During the indefinite life intangible asset impairment assessment in both 2015 and 2014, we compared the fair value of our intangible asset with its carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2015 and 2014.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During both December 2015 and 2014, due to continued operating losses experienced in our Mechanical Products segment, we assessed the long-lived assets of this segment for impairment. Our assessments indicated that the property and equipment that is allocated to this segment was not impaired. During 2015 and 2014, we did not review our Thermal and Electrical Products segment's long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(4)   MAJOR CUSTOMERS

During the years ended December 31, 2015 and 2014, Hakuto Co. Ltd., one of our distributors, accounted for 12% and 11% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2014, Texas Instruments Incorporated accounted for 13% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the years ended December 31, 2015 and 2014, no other customer accounted for 10% or more of our consolidated net revenues.

(5)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2015	2014
Raw materials	$2,535	$2,505
Work in process	295	406
Inventory consigned to others	119	129
Finished goods	571	729
Total inventories	$3,520	$3,769

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(6)  OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2015	2014
Deferred revenue and customer deposits	$173	$ 70
Accrued warranty	94	118
Domestic and foreign income taxes payable	26	22
Other	74	65
Total other current liabilities	$367	$275

(7)   DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2015 and 2014 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2015	Dec. 31, 2014
Mt. Laurel, NJ	3/29/2010	4/01/2016	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2016	8/31/2021	100	100
				$350	$350

(8)   EQUIPMENT LEASING

In our Thermal Products segment, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

The total cost of leased equipment at December 31, 2015 and 2014 was $338 and $692, respectively, and is included in Machinery and Equipment on our balance sheet. As of December 31, 2015 and 2014, accumulated depreciation for leased equipment was $124 and $167, respectively.

As of December 31, 2015, total minimum payments receivable under non-cancellable operating leases were $55. All of these payments will be received in 2016.

(9)   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2015 and 2014 was $1,351 and $1,307, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)   COMMITMENTS AND CONTINGENCIES (Continued)

warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2015 are as follows:

2016	$1,149
2017	1,097
2018	1,014
2019	1,006
2020	998
Thereafter	508
Total	$5,772

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2015 and 2014, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2015	2014
Domestic	$1,868	$4,061
Foreign	715	848
Total	$2,583	$4,909

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2015	2014
Current
Domestic -- Federal	$ 523	$1,073
Domestic -- state	45	78
Foreign	(14)	1
Total	$ 554	$1,152
Deferred
Domestic -- Federal	$ 12	$ 401
Domestic -- state	(9)	256
Foreign	165	(339)
Total	168	318
Income tax expense	$ 722	$1,470

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

	December 31,
Deferred tax assets:	2015	2014
Depreciation of property and equipment	$ 580	$ 596
Intangibles	279	224
Net operating loss ("NOL") (state and foreign)	264	513
Inventories	186	184
Accrued vacation pay and stock-based compensation	151	126
Tax credit carryforwards (foreign, research and AMT)	-	92
Allowance for doubtful accounts	55	56
Acquisition costs	31	34
Accrued warranty	5	6
Other	13	21
Total	1,564	1,852
Valuation allowance	(15)	(100)
Deferred tax assets	1,549	1,752
Deferred tax liabilities:
Net intangible assets	(222)	(232)
Unremitted earnings of foreign subsidiaries	(82)	(107)
Deferred tax liabilities	(304)	(339)
Net deferred tax asset	$1,245	$ 1,413

The net change in the valuation allowance for the years ended December 31, 2015 and 2014 were decreases of $85 and $187, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2035.

An analysis of the effective tax rate for the years ended December 31, 2015 and 2014 and a reconciliation from the expected statutory rate of 34% is as follows:

	Years Ended December 31,
	2015	2014
Expected income tax provision at U.S. statutory rate	$ 878	$1,669
Increase (decrease) in tax from:
Current year tax credits (foreign and research)	(207)	(179)
Changes in valuation allowance	(85)	(187)
Domestic production activities deduction	(68)	(130)
Foreign income tax rate differences	(64)	(63)
Deemed dividend from foreign subsidiaries	151	208
NOL carryforwards utilized	99	93
Domestic tax expense, net of Federal benefit	33	52
Nondeductible expenses	15	7
Other	(30)	-
Income tax expense	$ 722	$1,470

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2015 and 2014, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

(11)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(12)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2015, we have unvested restricted stock awards granted under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan"). The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007. The 2007 Stock Plan permits the granting of stock options or restricted stock, for up to 500,000 shares of our common stock, to officers, other key employees and consultants. As of December 31, 2015, 62,500 shares remain available to grant under the 2007 Stock Plan.

In addition, at our annual meeting on June 25, 2014, our stockholders approved the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. As of December 31, 2015, no stock awards have been granted under the 2014 Stock Plan.

Our unvested restricted stock awards outstanding are accounted for based on their grant date fair value. As of December 31, 2015, total compensation expense to be recognized in future periods was $187. All of this expense is related to unvested shares of restricted stock. The weighted average period over which this expense is expected to be recognized is 1.7 years.

Stock Options

We did not grant any stock options during 2015 or 2014. During the year ended December 31, 2015, there were no stock options outstanding. The following table summarizes the stock option activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2014 (10,000 exercisable)	10,000	$5.66
Granted	-	-
Exercised	-	-
Canceled	(10,000)	5.66
Options outstanding, December 31, 2014	-	-

Restricted Stock Awards
We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. The following table summarizes the compensation expense we recorded during 2015 and 2014, related to unvested shares:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  STOCK-BASED COMPENSATION PLAN (Continued)

	Years Ended December 31,
	2015	2014
Cost of revenues	$ 10	$ 11
Selling expense	5	6
Engineering and product development expense	10	16
General and administrative expense	94	101
	$119	$134

There was no compensation expense capitalized in 2015 or 2014. The following table summarizes the activity related to unvested shares for the two years ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2014	180,000	$3.02
Granted	10,000	4.14
Vested	(83,125)	2.31
Forfeited	(5,000)	3.97
Unvested shares outstanding, December 31, 2014	101,875	3.66
Granted	-	-
Vested	(33,125)	3.65
Forfeited	(5,000)	3.97
Unvested shares outstanding, December 31, 2015	63,750	3.64

The total fair value of the shares that vested during the years ended December 31, 2015 and 2014 was $138 and $351, respectively, as of the vesting dates of these shares.

(13)  STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan. Repurchases may also be made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan will be funded using our operating cash flow or available cash.

As of December 31, 2015, we had repurchased 41,332 shares under this repurchase plan at a cost of $155, which included fees paid to our broker of $1. All of the repurchased shares were retired.

(14)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2015 and 2014, we recorded $329 and $317 of expense for matching contributions, respectively.

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

	Years Ended December 31,
	2015	2014
Net revenues from unaffiliated customers:
Thermal Products	$24,084	$23,446
Mechanical Products	7,539	11,245
Electrical Products	7,266	7,105
	$38,889	$41,796
Depreciation/amortization:
Thermal Products	$581	$720
Mechanical Products	79	87
Electrical Products	94	72
	$754	$879
Operating income (loss):
Thermal Products	$4,517	$4,740
Mechanical Products	(1,902)	(18)
Electrical Products	673	781
Corporate	(726)	(587)
	$2,562	$4,916
Earnings (loss) before income tax expense (benefit):
Thermal Products	$4,479	$4,699
Mechanical Products	(1,874)	(5)
Electrical Products	704	802
Corporate	(726)	(587)
	$2,583	$4,909
Income tax expense (benefit):
Thermal Products	$1,252	$1,407
Mechanical Products	(524)	(2)
Electrical Products	197	240
Corporate	(203)	(175)
	$ 722	$ 1,470

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2015	2014
Net earnings (loss):
Thermal Products	$3,227	$3,292
Mechanical Products	(1,350)	(3)
Electrical Products	507	562
Corporate	(523)	(412)
	$1,861	$3,439
Capital expenditures:
Thermal Products	$389	$595
Mechanical Products	101	96
Electrical Products	109	140
	$599	$831

	December 31,
	2015	2014
Identifiable assets:
Thermal Products	$16,983	$26,211
Mechanical Products	19,733	7,801
Electrical Products	3,268	4,726
	$39,984	$38,738

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2015	2014
Net revenues from unaffiliated customers:
U.S.	$14,294	$14,363
Foreign	24,595	27,433
	$38,889	$41,796

	December 31,
	2015	2014
Property and equipment:
U.S.	$ 797	$ 621
Foreign	315	647
	$1,112	$1,268

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2015. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical activity of the semiconductor and ATE markets. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/15	6/30/15	9/30/15	12/31/15	Total
Net revenues	$10,188	$11,559	$ 9,203	$ 7,939	$38,889
Gross margin	4,918	5,846	4,323	3,611	18,698
Earnings (loss) before income tax expense (benefit)	671	1,659	407	(154)	2,583
Income tax expense (benefit)	233	579	97	(187)	722
Net earnings	438	1,080	310	33	1,861

Net earnings per common share - basic	$0.04	$0.10	$0.03	$0.00	$0.18
Weighted average common shares outstanding - basic	10,465,414	10,471,888	10,473,928	10,481,612	10,473,210
Net earnings per common share - diluted	$0.04	$0.10	$0.03	$0.00	$0.18
Weighted average common shares outstanding - diluted	10,483,527	10,494,457	10,498,911	10,498,369	10,493,830

	Quarters Ended
	3/31/14	6/30/14	9/30/14	12/31/14	Total
Net revenues	$ 8,797	$12,343	$10,794	$ 9,862	$41,796
Gross margin	4,185	6,082	5,168	5,027	20,462
Earnings before income tax expense	411	2,054	1,268	1,176	4,909
Income tax expense	125	697	431	217	1,470
Net earnings	286	1,357	837	959	3,439

Net earnings per common share - basic	$0.03	$0.13	$0.08	$0.09	$0.33
Weighted average common shares outstanding - basic	10,393,956	10,436,730	10,440,803	10,454,716	10,431,743
Net earnings per common share - diluted	$0.03	$0.13	$0.08	$0.09	$0.33
Weighted average common shares outstanding - diluted	10,448,911	10,456,183	10,477,814	10,480,867	10,466,064

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(17)  SUBSEQUENT EVENTS

Restructuring Charges

In recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, in conjunction with the formation of the inTEST EMS Products Division, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99 in the first quarter of 2016.

Stock-Based Compensation Awards

On January 22, 2016, we issued 63,900 shares of restricted stock to certain executive officers, directors and key employees. Based on a grant date fair value of $4.37 per share, we will record total compensation expense of $279 related to these shares. Of the total shares issued, 22,500 will vest 100% upon the re-election of three of our independent directors at our annual meeting which is expected to take place in June 2016. The total compensation expense related to these shares is $98 and it will all be recorded in 2016 upon the re-election of the directors. The remaining compensation expense of $181 relates to shares which will vest over a four year period and will be recorded on a straight-line basis over the vesting period.

On January 22, 2016, we also issued 19,800 stock options to certain executive officers. The exercise price of the options is equal to the grant date fair value of our stock. The options have an exercise period of ten years from the date of grant and will vest on a straight-line basis over four years. We determined the fair value of these options using the Black-Scholes option pricing model. Based on a fair value of $1.43 per share, we will record total compensation expense of $28 on a straight-line basis over the vesting period.

Stock Repurchase Plan

As discussed in Note 13, in October 2015 our Board of Directors approved the 2015 Stock Repurchase Plan which commenced in December 2015. Through February 29, 2016, we had repurchased a total of 126,356 shares at a cost of $512 which included fees paid to our broker of $3.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2015
Allowance for doubtful accounts	146	-	-	146
Warranty reserve	118	67	(91)	94

Year Ended December 31, 2014
Allowance for doubtful accounts	147	-	(1)	146
Warranty reserve	123	96	(101)	118