Form 10-Q
period 2016-03-31
INTEST CORP
filed 2016-05-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 29, 2016:

10,425,278

____________________________

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2016       2015
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $24,951    $25,710
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            5,336      4,395
  Inventories                                                          3,454      3,520
  Prepaid expenses and other current assets                              611        639
     Total current assets                                             34,352     34,264
Property and equipment:
  Machinery and equipment                                              4,350      4,377
  Leasehold improvements                                                 603        603
     Gross property and equipment                                      4,953      4,980
  Less: accumulated depreciation                                      (3,938)    (3,868)
     Net property and equipment                                        1,015      1,112
Deferred tax assets                                                    1,220      1,245
Goodwill                                                               1,706      1,706
Intangible assets, net                                                 1,045      1,104
Restricted certificates of deposit                                       350        350
Other assets                                                             218        203

     Total assets                                                    $39,906    $39,984
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,365    $   909
  Accrued wages and benefits                                           1,179      1,466
  Accrued rent                                                           606        657
  Accrued professional fees                                              364        363
  Accrued sales commissions                                              316        297
  Other current liabilities                                              394        367
     Total current liabilities                                         4,224      4,059

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,498,635 and 10,549,423 shares issued, respectively               105        105
  Additional paid-in capital                                          25,854     26,286
  Retained earnings                                                    9,094      9,013
  Accumulated other comprehensive earnings                               833        725
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       35,682     35,925

     Total liabilities and stockholders' equity                      $39,906    $39,984
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2016       2015
                                                                   --------   --------

Net revenues                                                        $ 8,647    $10,188
Cost of revenues                                                      4,580      5,270
                                                                    -------    -------
Gross margin                                                          4,067      4,918
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,335      1,487
  Engineering and product development expense                           991        942
  General and administrative expense                                  1,645      1,807
                                                                    -------    -------
Total operating expenses                                              3,971      4,236
                                                                    -------    -------

Operating income                                                         96        682
Other income (expense)                                                   28        (11)
                                                                    -------    -------

Earnings before income tax expense                                      124        671
Income tax expense                                                       43        233
                                                                    -------    -------
Net earnings                                                        $    81    $   438
                                                                    =======    =======

Net earnings per common share - basic                                 $0.01      $0.04

Weighted average common shares outstanding - basic               10,390,002 10,465,414

Net earnings per common share - diluted                               $0.01      $0.04

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,404,244 10,483,527

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2016       2015
                                                                --------   -------
Net earnings                                                     $   81     $  438

Foreign currency translation adjustments                            108       (329)
                                                                 ------     ------

Comprehensive earnings                                           $  189     $  109
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2016     10,549,423  $ 105   $26,286   $9,013      $  725      $(204)    $35,925

Net earnings                          -      -         -       81           -          -          81

Other comprehensive
  income                              -      -         -        -         108          -         108

Amortization of deferred
  compensation related
  to stock-based awards               -      -        39        -           -          -          39

Issuance of unvested shares
  of restricted stock            63,900      1        (1)       -           -          -           -

Repurchase and retirement
  of common stock              (114,688)    (1)     (470)       -           -          -        (471)
                             ----------  -----   -------   ------      ------      -----     -------

Balance, March 31, 2016      10,498,635  $ 105   $25,854   $9,094      $  833      $(204)    $35,682
                             ==========  =====   =======   ======      ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   2016       2015
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $    81    $   438
Adjustments to reconcile net earnings to net cash used in
 operating activities:
  Depreciation and amortization                                                      160        200
  Provision for excess and obsolete inventory                                         69         51
  Foreign exchange (gain) loss                                                       (10)        19
  Amortization of deferred compensation related to restricted stock                   39         30
  Proceeds from sale of demonstration equipment, net of gain                          47         16
  Deferred income tax expense (benefit)                                               25         (8)
  Changes in assets and liabilities:
    Trade accounts receivable                                                       (907)    (1,484)
    Inventories                                                                        7       (475)
    Prepaid expenses and other current assets                                         29         50
    Other assets                                                                      (7)        (7)
    Accounts payable                                                                 456        676
    Accrued wages and benefits                                                      (299)      (170)
    Accrued rent                                                                     (51)       (19)
    Accrued professional fees                                                          -        142
    Accrued sales commissions                                                         19         40
    Other current liabilities                                                         23        238
                                                                                 -------    -------
Net cash used in operating activities                                               (319)      (263)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                 (38)      (179)
                                                                                 -------    -------
Net cash used in investing activities                                                (38)      (179)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock                                                       (471)         -
                                                                                 -------    -------
Net cash used in financing activities                                               (471)         -
                                                                                 -------    -------

Effects of exchange rates on cash                                                     69       (199)
                                                                                 -------    -------

Net cash used in all activities                                                     (759)      (641)
Cash and cash equivalents at beginning of period                                  25,710     23,126
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $24,951    $22,485
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $     2    $   124

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

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. In January 2016, we implemented a workforce reduction, as discussed further in Note 3, which is a key element in restructuring our Mechanical Products segment with the goal of returning this segment to profitability. These efforts could cause us to incur substantial costs and may not be successful. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire. In addition, if we are able to complete an acquisition, we may not be able to successfully integrate the acquired business with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 29, 2016 (the "2015 Form 10-K").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $69 and $51 for the three months ended March 31, 2016 and 2015, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 8.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2016.

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
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding - basic	10,390,002	10,465,414
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	14,242	18,113
Weighted average common shares and common share equivalents outstanding - diluted	10,404,244	10,483,527

Average number of potentially dilutive securities excluded from calculation	15,231	-

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In November 2015, the Financial Accounting Standards Board ("FASB") issued amendments to update the current guidance on the balance sheet classification of deferred taxes which is presented in ASC Topic 740 (Income Taxes). The purpose of the amendments is to simplify the presentation of deferred tax assets. This guidance requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments are effective for us as of January 1, 2017. Early application is permitted. We elected early application of this guidance effective January 1, 2016. The implementation of these amendments did not have a material impact on our consolidated financial statements. Prior period amounts have been reclassified to be consistent with the current period presentation.

In September 2015, the FASB issued amendments to update the current guidance on accounting for measurement period adjustments in a business combination which is presented in ASC Topic 805 (Business Combinations). This guidance requires an entity to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined; record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date; and present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments were effective for us as of January 1, 2016. The implementation of these amendments did not have any impact on our consolidated financial statements.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In March 2016, the FASB issued amendments to the current guidance on accounting for stock-based compensation issued to employees which is contained in ASC Topic 718 (Compensation-Stock Compensation). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for us as of January 1, 2017. Early adoption is permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions which is presented in ASC Topic 842 (Leases). The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the implementation of these amendments on our consolidated financial statements.

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. Subsequent to May, 2014, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. This guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers). This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us on January 1, 2018. Early application is only permitted as of the prior effective date, which in our case would be as of January 1, 2017. We have not yet selected a transition method and we are still evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

(3)  RESTRUCTURING CHARGES

In recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99 in the first quarter of 2016. This entire amount was paid out in the first quarter of 2016.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc. in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the three months ended March 31, 2016.

Intangible Assets

The following tables provide further detail about our intangible assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,207	$ 273
Patented technology	590	396	194
Software	270	202	68
Trade name	140	140	-
Total finite-lived intangible assets	2,480	1,945	535
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,945	$1,045

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,166	$ 314
Patented technology	590	386	204
Software	270	196	74
Trade name	140	138	2
Total finite-lived intangible assets	2,480	1,886	594
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,886	$1,104

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the three months ended March 31, 2016 and 2015 was $59 and $73, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2016 (remainder)	$170
2017	$212
2018	$ 65
2019
$ 39
2020
$ 30

(5)  MAJOR CUSTOMERS

During the three months ended March 31, 2016 and 2015, Hakuto Co., Ltd., one of our distributors, accounted for 15% and 10% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2016 and 2015.

(6)  INVENTORIES

Inventories held at March 31, 2016 and December 31, 2015 were comprised of the following:

	Mar. 31, 2016	Dec. 31, 2015
Raw materials	$2,312	$2,535
Work in process	625	295
Inventory consigned to others	118	119
Finished goods	399	571

Total inventories	$3,454	$3,520

(7)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2016 and December 31, 2015 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2016	Dec. 31, 2015
Mt. Laurel, NJ	3/29/2010	3/31/2017	4/30/2021	$250	$250
Mansfield, MA	10/27/2010	11/08/2016	8/23/2021	100	100
				$350	$350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION

As of March 31, 2016, we have unvested restricted stock awards and stock options granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2015 Form 10-K.

As of March 31, 2016, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $456. The weighted average period over which this expense is expected to be recognized is 2.3 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2016 and 2015, respectively, related to stock-based compensation:

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$ 3	$ 3
Selling expense	1	1
Engineering and product development expense	2	2
General and administrative expense	33	24
	$ 39	$ 30

There was no stock-based compensation expense capitalized in the three months ended March 31, 2016 or 2015.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, during January 2016, we granted 22,500 shares of restricted stock to three of our independent directors which will vest 100% upon the re-election of these directors at our annual meeting which is expected to take place in June 2016. The total compensation expense related to these shares is $98, and it will all be recorded upon the re-election of these directors.

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2016	63,750	$3.64
Granted	63,900	4.37
Vested	(5,000)	2.94
Forfeited	-	-
Unvested shares outstanding, March 31, 2016	122,650	4.05

The total fair value of the shares that vested during the three months ended March 31, 2016 and 2015 was $22 and $21, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION (Continued)

The fair value for stock options granted during the first quarter of 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.30%
Dividend yield	0.00%
Expected common stock market price volatility factor	0.40
Weighted average expected life of stock options (years)	4

The per share weighted average fair value of stock options issued during the first quarter of 2016 was $1.43.

The following table summarizes the activity related to stock options for the three months ended March 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2016 (none exercisable)	-	$ -
Granted	19,800	4.37
Vested	-	-
Forfeited	-	-
Options outstanding, March 31, 2016 (none exercisable)	19,800	4.37

(9)   STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan will be funded using our operating cash flow or available cash.

During the three months ended March 31, 2016, we repurchased 114,688 shares under this repurchase plan at a cost of $471, which includes fees paid to our broker of $3. As of March 31, 2016, we had repurchased a total of 156,020 shares under this repurchase plan at a cost of $625, which included fees paid to our broker of $4. All of the repurchased shares were retired.

(10)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2016 and 2015, we recorded $160 and $141 of expense for matching contributions, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)  SEGMENT INFORMATION

We have three reportable segments, which are also our reporting units: Thermal Products, Mechanical Products and Electrical Products.

The Thermal Products segment includes the operations of Temptronic Corporation, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines. In addition, this segment provides post-warranty service and support.

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

	Three Months Ended March 31,
Net revenues:	2016	2015
Thermal Products	$5,194	$ 5,717
Mechanical Products	1,936	2,435
Electrical Products	1,517	2,036
	$8,647	$10,188
Earnings (loss) before income tax expense (benefit):
Thermal Products	$ 573	$1,029
Mechanical Products	(370)	(285)
Electrical Products	21	319
Corporate	(100)	(392)
	$ 124	$ 671
Net earnings (loss):
Thermal Products	$ 373	$ 672
Mechanical Products	(241)	(186)
Electrical Products	14	208
Corporate	(65)	(256)
	$ 81	$ 438

	Mar. 31, 2016	Dec. 31, 2015
Identifiable assets:
Thermal Products	$17,246	$16,983
Mechanical Products	18,960	19,733
Electrical Products	3,700	3,268
	$39,906	$39,984

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)  SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2016	2015
Net revenues:
U.S.	$2,727	$ 3,489
Foreign	5,920	6,699
	$8,647	$10,188

	Mar. 31, 2016	Dec. 31, 2015
Property and equipment:
U.S.	$ 765	$ 797
Foreign	250	315
	$1,015	$1,112

____________________________

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2015 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2015 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2015 Form 10-K.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2016	2015	$	%	2015	$	%
Orders:
Thermal Products	$5,116	$ 6,433	$(1,317)	(20)%	$5,165	$ (49)	(1)%
Mechanical Products	2,625	2,534	91	4%	1,323	1,302	98%
Electrical Products	2,097	2,464	(367)	(15)%	838	1,259	150%
	$9,838	$11,431	$(1,593)	(14)%	$7,326	$2,512	34%

ATE market	$7,847	$ 9,297	$(1,450)	(16)%	$5,052	$2,795	55%
Non-ATE market	1,991	2,134	(143)	(7)%	2,274	(283)	(12)%
	$9,838	$11,431	$(1,593)	(14)%	$7,326	$2,512	34%

Total consolidated orders for the quarter ended March 31, 2016 were $9.8 million compared to $11.4 million for the same period in 2015 and $7.3 million for the quarter ended December 31, 2015. During the second quarter of 2015, we began to experience reduced demand from the ATE market in all of our product segments reflecting cyclical softness within this market. This reduced ATE market demand continued throughout 2015 and into the first quarter of 2016 to varying degrees for each of our product segments. While all of our products segments experienced improved demand from the ATE market in the first quarter of 2016 as compared to the preceding quarter, for our Thermal and Electrical Products segments the level of demand in the first quarter of 2016 remains below that which was experienced in the comparable prior period in 2015. Our Thermal Products segment has also experienced reduced levels of demand from certain of its customers in the non-ATE markets it serves. During the first quarter of 2016, total orders from non-ATE market customers declined 7% as compared to the same period in 2015, primarily reflecting a reduction in orders from the defense/aerospace and automotive markets which was partially offset by an increase from customers within the telecommunications market. During the first quarter of 2016, total orders from non-ATE market customers declined 12% as compared to the fourth quarter of 2015, primarily reflecting a reduction in orders from customers in the telecommunications and defense/aerospace markets which was partially offset by an increase in orders from customers in industrial markets.

At March 31, 2016, our backlog of unfilled orders for all products was approximately $3.5 million compared with approximately $5.0 million at March 31, 2015 and $2.4 million at December 31, 2015. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2016. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2016	2015	$	%	2015	$	%
Net revenues:
Thermal Products	$5,194	$ 5,717	$ (523)	(9)%	$5,449	$(255)	(5)%
Mechanical Products	1,936	2,435	(499)	(20)%	1,345	591	44%
Electrical Products	1,517	2,036	(519)	(25)%	1,145	372	32%
	$8,647	$10,188	$(1,541)	(15)%	$7,939	$ 708	9%

ATE market	$6,069	$ 8,347	$(2,278)	(27)%	$5,252	$ 817	16%
Non-ATE market	2,578	1,841	737	40%	2,687	(109)	(4)%
	$8,647	$10,188	$(1,541)	(15)%	$7,939	$ 708	9%

Total consolidated net revenues for the quarter ended March 31, 2016 were $8.6 million compared to $10.2 million for the same period in 2015 and $7.9 million for the quarter ended December 31, 2015. The increases for our Mechanical and Electrical Products segments in the first quarter of 2016 as compared to the fourth quarter of 2015 primarily reflect the aforementioned increase in demand experienced during the first quarter of 2016 from the ATE market, although demand remains below the level experienced during the same period in 2015.

For our Thermal Products segment, net revenues from both ATE and non-ATE markets declined in the first quarter of 2016 as compared to the fourth quarter of 2015. Historically this segment has lagged our other two segments in both entering and exiting cyclical downturns within the ATE market. Although our Thermal Products segment experienced an increase in the level of its orders from ATE market customers in the first quarter of 2016 as compared to the fourth quarter of 2015, the level of shipments has not yet increased from the level at the end of 2015 nor returned to the level experienced during the same period in 2015. The decrease in net revenues from the ATE market for our Thermal Products segment during the first quarter of 2016 as compared to the same period in 2015 was partially offset by increased demand during the first quarter of 2016 from certain non-ATE market customers, including customers in the telecommunications market.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2016 and 2015, our OEM sales as a percentage of net revenues were 6% and 8%, respectively.

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

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015

Net Revenues. Net revenues were $8.6 million for the quarter ended March 31, 2016 compared to $10.2 million for the same period in 2015, a decrease of $1.5 million or 15%. We believe the decrease in our net revenues during the first quarter of 2016 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 47% for the quarter ended March 31, 2016 as compared to 48% for the same period in 2015. Although our fixed operating costs declined $167,000 in absolute dollar terms, they were not as fully absorbed due to the lower net revenue levels and, as a result, represented 16% of our net revenues for the first quarter of 2016 as compared to 15% for the same period in 2015. The $167,000 decline in the absolute dollar value of these costs primarily reflects lower salary and benefits expense in our Mechanical Products segment as a result of a workforce reduction that we implemented on January 4, 2016, as discussed further in Note 3 to our consolidated financial statements.

Selling Expense. Selling expense was $1.3 million for the quarter ended March 31, 2016 compared to $1.5 million for the same period in 2015, a decrease of $152,000 or 10%. The decrease primarily reflects lower levels of third party commission expense reflecting the decline in net revenues, and to a lesser extent, changes in customer mix in our Thermal Products segment.

Engineering and Product Development Expense. Engineering and product development expense was $991,000 for the first quarter of 2016 compared to $942,000 for the same period in 2015, an increase of $49,000 or 5%. The increase in engineering and product development expense primarily reflects increased spending on materials used in new product development in our Thermal Products segment.

General and Administrative Expense. General and administrative expense was $1.6 million for the first quarter of 2016 compared to $1.8 million for the same period in 2015, a decrease of $162,000 or 9%. Our expenses for the first quarter of 2016 include $99,000 of restructuring charges as a result of a workforce reduction implemented on January 4, 2016, as previously mentioned. Our expenses for the first quarter of 2015 included $320,000 for due diligence and transaction related costs associated with a potential acquisition which we decided not to pursue. Adjusted to exclude both of these items, our general and administrative expense would have increased $59,000, or 4%, for the first quarter of 2016 as compared to the same period in 2015. The $59,000 increase primarily reflects higher salary and benefits expense as a result of changes in compensation structure for our executive management team and increases in 401(k) matching contributions.

Income Tax Expense. For the quarter ended March 31, 2016, we recorded income tax expense of $43,000 compared to income tax expense of $233,000 for the same period in 2015. Our effective tax rate was 35% in each of the quarters ended March 31, 2016 and 2015, respectively. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

Our cash and cash equivalents and working capital were as follows:

	Mar. 31, 2016	Dec. 31, 2015
Cash and cash equivalents	$24,951	$25,710
Working capital	$30,128	$30,205

As of March 31, 2016, $1.8 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and the anticipated repurchase of shares under the 2015 Repurchase Plan (which is discussed more fully in Note 9 to our consolidated financial statements.) However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

In addition, in recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. As previously discussed, on January 4, 2016, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99,000 in the first quarter of 2016. The annualized savings from these actions are estimated to be approximately $690,000. Our review of the operations of this product segment is ongoing with the goal of identifying additional opportunities for cost reduction and revenue growth. We cannot be certain that our efforts to restructure this operation to achieve profitability will be successful. These efforts could require us to utilize additional financial resources to pay severance or fund other costs associated with the restructuring of this operation, which would reduce the amount of our cash and cash equivalents available to fund our short-term working capital requirements.

Cash Flows

Operating Activities. Net cash used in operations for the three months ended March 31, 2016 was $319,000. During the three months ended March 31, 2016, we recorded net earnings of $81,000, which included non-cash charges of $160,000 for depreciation and amortization. During the three months ended March 31, 2016, accounts receivable and accounts payable increased $907,000 and $456,000, respectively, compared to the levels at the end of 2015. These increases primarily reflect increased business activity during the first quarter of 2016 as compared to the fourth quarter of 2015, particularly in the latter half of the quarter. During the three months ended March 31, 2016, accrued wages and benefits decreased $299,000, primarily reflecting the payment of profit-based bonuses that had been accrued on our earnings for 2015.

Investing Activities. During the three months ended March 31, 2016 purchases of property and equipment were $38,000. We have no significant commitments for capital expenditures for the balance of 2016, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the three months ended March 31, 2016, we utilized $471,000 to repurchase 114,688 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2016, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2015 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 29, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by us, or on our behalf, of our common stock during the three months ended March 31, 2016:
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	52,584	$4.26	52,584	$4,622,000
February 1-29	32,440	$4.04	32,440	$4,491,000
March 1-31	29,664	$3.80	29,664	$4,379,000
Total	114,688	$4.08	114,688

On October 27, 2015 our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases to date have been made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan will be funded using our operating cash flow or available cash.

For the three months ended March 31, 2016, we repurchased 114,688 shares under the repurchase plan at a fair market value of $468,000. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares totaled $3,000.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

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

inTEST Corporation
Date:	May 13, 2016	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	May 13, 2016	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

_______________________________________

Index to Exhibits

10.1	Form of Restricted Stock Award Agreement.*
10.2	Form of Non-Qualified Stock Option Agreement.*
10.3	Form of Incentive Stock Option Agreement.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.