Form 10-Q
period 2016-06-30
INTEST CORP
filed 2016-08-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2016:

10,389,521

____________________________

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2016       2015
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $25,003    $25,710
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            6,741      4,395
  Inventories                                                          3,314      3,520
  Prepaid expenses and other current assets                              296        639
     Total current assets                                             35,354     34,264
Property and equipment:
  Machinery and equipment                                              4,337      4,377
  Leasehold improvements                                                 603        603
     Gross property and equipment                                      4,940      4,980
  Less: accumulated depreciation                                      (3,963)    (3,868)
     Net property and equipment                                          977      1,112
Deferred tax assets                                                    1,143      1,245
Goodwill                                                               1,706      1,706
Intangible assets, net                                                   988      1,104
Restricted certificates of deposit                                       225        350
Other assets                                                             214        203
     Total assets                                                    $40,607    $39,984
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,474    $   909
  Accrued wages and benefits                                           1,426      1,466
  Accrued rent                                                           578        657
  Accrued professional fees                                              494        363
  Accrued sales commissions                                              390        297
  Other current liabilities                                              304        367
     Total current liabilities                                         4,666      4,059

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,422,598 and 10,549,423 shares issued, respectively               104        105
  Additional paid-in capital                                          25,695     26,286
  Retained earnings                                                    9,580      9,013
  Accumulated other comprehensive earnings                               766        725
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       35,941     35,925
     Total liabilities and stockholders' equity                      $40,607    $39,984
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2016       2015       2016       2015
                                               -------    -------    -------    -------

Net revenues                                   $10,485    $11,559    $19,132    $21,747
Cost of revenues                                 5,156      5,713      9,736     10,983
                                               -------    -------    -------    -------
      Gross margin                               5,329      5,846      9,396     10,764
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,471      1,592      2,806      3,079
   Engineering and product development
     expense                                       982      1,047      1,973      1,989
   General and administrative expense            2,145      1,569      3,790      3,376
                                               -------    -------    -------    -------
      Total operating expenses                   4,598      4,208      8,569      8,444
                                               -------    -------    -------    -------

Operating income                                   731      1,638        827      2,320
Other income                                        18         21         46         10
                                               -------    -------    -------    -------

Earnings before income tax expense                 749      1,659        873      2,330
Income tax expense                                 263        579        306        812
                                               -------    -------    -------    -------
      Net earnings                             $   486    $ 1,080    $   567    $ 1,518
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.05      $0.10      $0.05      $0.15

Weighted average common shares
 outstanding - basic                        10,295,836 10,471,888 10,342,919 10,468,651

Net earnings per common share - diluted          $0.05      $0.10      $0.05      $0.14

Weighted average common shares and common
 share equivalents outstanding - diluted    10,310,692 10,494,457 10,357,468 10,489,020

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2016      2015      2016      2015
                                           -------   -------   -------   -------

Net earnings                               $   486   $ 1,080   $   567   $ 1,518

Foreign currency translation adjustments       (67)      104        41      (225)
                                           -------   -------   -------   -------

Comprehensive earnings                     $   419   $ 1,184   $   608   $ 1,293
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                              Shares    Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2016     10,549,423  $ 105   $26,286   $9,013      $  725      $(204)    $35,925

Net earnings                          -      -         -      567           -          -         567

Other comprehensive income            -      -         -        -          41          -          41

Amortization of deferred
  compensation related to
  stock-based awards                  -      -       178        -           -          -         178

Issuance of unvested shares
  of restricted stock            63,900      1        (1)       -           -          -           -

Repurchase and retirement
  of common stock              (190,725)    (2)     (768)       -           -          -        (770)
                             ----------  -----   -------   ------      ------      -----     -------

Balance, June 30, 2016       10,422,598  $ 104   $25,695   $9,580      $  766      $(204)    $35,941
                             ==========  =====   =======   ======      ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 ------------------
                                                                                   2016       2015
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $   567    $ 1,518
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      304        395
  Provision for excess and obsolete inventory                                        118        110
  Foreign exchange (gain) loss                                                       (10)        13
  Amortization of deferred compensation related to stock-based awards                178         61
  Loss on sale of property and equipment                                               3         13
  Proceeds from sale of demonstration equipment, net of gain                         115        146
  Deferred income tax expense                                                        102        171
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (2,332)    (2,390)
    Inventories                                                                       90       (377)
    Prepaid expenses and other current assets                                        343        195
    Restricted certificates of deposit                                               125          -
    Other assets                                                                      (7)        (7)
    Accounts payable                                                                 565        480
    Accrued wages and benefits                                                       (46)        22
    Accrued rent                                                                     (79)       (23)
    Accrued professional fees                                                        131          4
    Accrued sales commissions                                                         93         92
    Other current liabilities                                                        (65)       430
                                                                                 -------    -------
Net cash provided by operating activities                                            195        853
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (164)      (385)
                                                                                 -------    -------
Net cash used in investing activities                                               (164)      (416)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock                                                          (770)         -
                                                                                 -------    -------
Net cash used in financing activities                                               (770)         -
                                                                                 -------    -------

Effects of exchange rates on cash                                                     32       (128)
                                                                                 -------    -------

Net cash provided by (used in) all activities                                       (707)       340
Cash and cash equivalents at beginning of period                                  25,710     23,126
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $25,003    $23,466
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $    11    $   419

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)  NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are primarily used by semiconductor manufacturers in conjunction with automatic test equipment ("ATE") in the testing of integrated circuits ("ICs" or "semiconductors"). We also market our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities are particularly impacted by estimates.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $118 and $110 for the six months ended June 30, 2016 and 2015, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2016.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - basic	10,295,836	10,471,888	10,342,919	10,468,651
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	14,856	22,569	14,549	20,369
Weighted average common shares and common share equivalents outstanding - diluted	10,310,692	10,494,457	10,357,468	10,489,020

Average number of potentially dilutive securities excluded from calculation	19,800	-	17,516	-

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

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the six months ended June 30, 2016.

Intangible Assets

The following tables provide further detail about our intangible assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,248	$ 232
Patented technology	590	405	185
Software	270	209	61
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,002	478
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,002	$ 988

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,116	$ 314
Patented technology	590	386	204
Software	270	196	74
Trade name	140	138	2
Total finite-lived intangible assets	2,480	1,886	594
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,886	$1,104

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Total amortization expense for the six months ended June 30, 2016 and 2015 was $116 and $145, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2016 (remainder)	$113
2017	$212
2018	$ 65
2019
$ 39
2020
$ 30

(5)  MAJOR CUSTOMERS

During the six months ended June 30, 2016 and 2015, Hakuto Co., Ltd., one of our distributors, accounted for 15% and 12% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the six months ended June 30, 2016, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2016 and 2015.

(6)  INVENTORIES

Inventories held at June 30, 2016 and December 31, 2015 were comprised of the following:

	June 30, 2016	Dec. 31, 2015
Raw materials	$2,360	$2,535
Work in process	422	295
Inventory consigned to others	98	119
Finished goods	434	571

Total inventories	$3,314	$3,520

(7)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2016 and December 31, 2015 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2016	Dec. 31, 2015
Mt. Laurel, NJ	3/29/2010	3/31/2017	4/30/2021	$125	$250
Mansfield, MA	10/27/2010	11/08/2016	8/23/2021	100	100
				$225	$350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION

As of June 30, 2016, we have unvested restricted stock awards and stock options granted under employee stock-based compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2015 Form 10-K.

As of June 30, 2016, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $317. The weighted average period over which this expense is expected to be recognized is 2.5 years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2016 and 2015, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$ 2	$ 2	$ 5	$ 5
Selling expense	2	2	3	3
Engineering and product development expense	3	3	5	5
General and administrative expense	132	24	165	48
	$139	$ 31	$178	$ 61

There was no compensation expense capitalized in the six months ended June 30, 2016 or 2015.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, during January 2016, we granted 22,500 shares of restricted stock to three of our independent directors which vested 100% upon the re-election of these directors at our annual meeting which took place on June 29, 2016. The total compensation expense related to these shares was $98, and it was all recorded upon the re-election of these directors.

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2016	63,750	$3.64
Granted	63,900	4.37
Vested	(35,625)	3.92
Forfeited	-	-
Unvested shares outstanding, June 30, 2016	92,025	4.04

The total fair value of the shares that vested during the six months ended June 30, 2016 and 2015 was $138 and $59, respectively, as of the vesting dates of these shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION (Continued)

The fair value for stock options granted during the first six months of 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.30%
Dividend yield	0.00%
Expected common stock market price volatility factor	.40
Weighted average expected life of stock options (years)	4

The per share weighted average fair value of stock options issued during the first six months of 2016 was $1.43.

The following table summarizes the activity related to stock options for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2016 (none exercisable)	-	$ -
Granted	19,800	4.37
Vested	-	-
Forfeited	-	-
Options outstanding, June 30, 2016 (none exercisable)	19,800	4.37

(9)  STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the six months ended June 30, 2016, we repurchased 190,725 shares under this repurchase plan at a cost of $770, which includes fees paid to our broker of $5. As of June 30, 2016, we had repurchased a total of 232,057 shares under this repurchase plan at a cost of $925, which included fees paid to our broker of $6. All of the repurchased shares were retired. The 2015 Repurchase Plan was suspended in May 2016.

(10)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the six months ended June 30, 2016 and 2015, we recorded $249 and $239 of expense for matching contributions, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2016	2015	2016	2015
Thermal Products	$ 5,594	$ 6,659	$10,788	$12,376
Mechanical Products	2,673	2,487	4,609	4,922
Electrical Products	2,218	2,413	3,735	4,449
	$10,485	$11,559	$19,132	$21,747
Earnings (loss) before income tax expense (benefit):
Thermal Products	$ 734	$1,537	$1,307	$2,566
Mechanical Products	311	(196)	(59)	(481)
Electrical Products	397	477	418	796
Corporate	(693)	(159)	(793)	(551)
	$ 749	$1,659	$ 873	$2,330
Net earnings (loss):
Thermal Products	$ 476	$1,001	$ 849	$1,673
Mechanical Products	202	(128)	(39)	(314)
Electrical Products	258	311	272	519
Corporate	(450)	(104)	(515)	(360)
	$ 486	$1,080	$ 567	$1,518

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)  SEGMENT INFORMATION (Continued)

	June 30, 2016	Dec. 31, 2015
Identifiable assets:
Thermal Products	$17,720	$16,983
Mechanical Products	18,815	19,733
Electrical Products	4,072	3,268
	$40,607	$39,984

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues:
U.S.	$ 2,903	$ 3,830	$ 5,630	$ 7,319
Foreign	7,582	7,729	13,502	14,428
	$10,485	$11,559	$19,132	$21,747

			June 30, 2016	Dec. 31, 2015
Property and equipment:
U.S.			$ 793	$ 797
Foreign			184	315
			$ 977	$1,112

_____________________________________________________

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2016	2015	$	%	2016	$	%
Orders:
Thermal Products	$ 8,186	$ 6,064	$2,122	35%	$5,116	$3,070	60%
Mechanical Products	2,426	1,885	541	29%	2,625	(199)	(8)%
Electrical Products	1,987	2,337	(350)	(15)%	2,097	(110)	(5)%
	$12,599	$10,286	$2,313	22%	$9,838	$2,761	28%

ATE market	$ 8,217	$ 7,646	$ 571	7%	$7,847	$ 370	5%
Non-ATE market	4,382	2,640	1,742	66%	1,991	2,391	120%
	$12,599	$10,286	$2,313	22%	$9,838	$2,761	28%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,		Change
	2016	2015	$	%
Orders:
Thermal Products	$13,302	$12,497	$ 805	6%
Mechanical Products	5,051	4,419	632	14%
Electrical Products	4,084	4,801	(717)	(15)%
	$22,437	$21,717	$ 720	3%

ATE market	$16,064	$16,943	$ (879)	(5)%
Non-ATE market	6,373	4,774	1,599	33%
	$22,437	$21,717	$ 720	3%

Total consolidated orders for the quarter ended June 30, 2016 were $12.6 million compared to $10.3 million for the same period in 2015 and $9.8 million for the quarter ended March 31, 2016. The increase in orders during the second quarter of 2016 is primarily a result of an increase in demand from certain non-ATE market customers of our Thermal Products segment, particularly in the telecommunications and defense/aerospace markets.

At June 30, 2016, our backlog of unfilled orders for all products was approximately $5.7 million compared with approximately $3.8 million at June 30, 2015 and $3.5 million at March 31, 2016. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2016. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2016	2015	$	%	2016	$	%
Net revenues:
Thermal Products	$ 5,594	$ 6,659	$(1,065)	(16)%	$5,194	$ 400	8%
Mechanical Products	2,673	2,487	186	7%	1,936	737	38%
Electrical Products	2,218	2,413	(195)	(8)%	1,517	701	46%
	$10,485	$11,559	$(1,074)	(9)%	$8,647	$1,838	21%

ATE market	$ 7,960	$ 8,548	$(588)	(7)%	$6,069	$1,891	31%
Non-ATE market	2,525	3,011	(486)	(16)%	2,578	(53)	(2)%
	$10,485	$11,559	$(1,074)	(9)%	$8,647	$1,838	21%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,		Change
	2016	2015	$	%
Net revenues:
Thermal Products	$10,788	$12,376	$(1,588)	(13)%
Mechanical Products	4,609	4,922	(313)	(6)%
Electrical Products	3,735	4,449	(714)	(16)%
	$19,132	$21,747	$(2,615)	(12)%

ATE market	$14,029	$16,895	$(2,866)	(17)%
Non-ATE market	5,103	4,852	251	5%
	$19,132	$21,747	$(2,615)	(12)%

Total consolidated net revenues for the quarter ended June 30, 2016 were $10.5 million compared to $11.6 million for the same period in 2015 and $8.6 million for the quarter ended March 31, 2016. The increases for all of our product segments in the second quarter of 2016 as compared to the first quarter of the year reflect increased demand from the ATE market, although demand remains below the level experienced during the same period in 2015 for our Thermal and Electrical Products segments. Net revenues from non-ATE market customers were relatively flat for the second quarter of 2016 as compared to the first quarter of the year. Increases from customers in the telecommunications and defense/aerospace markets were offset by reductions from customers in the industrial and other non-ATE markets we serve. Net revenues from non-ATE market customers declined 16% for the second quarter of 2016 as compared to the same period in 2015. The declines were primarily from customers in the defense/aerospace and industrial markets and were partially offset by increased demand from certain customers in the telecommunications market.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2016 and 2015, our OEM sales as a percentage of net revenues were 7% and 8%, respectively.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015

Net Revenues. Net revenues were $10.5 million for the quarter ended June 30, 2016 compared to $11.6 million for the same period in 2015, a decrease of $1.1 million or 9%. We believe the decrease in our net revenues during the second quarter of 2016 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 51% in each of the quarters ended June 30, 2016 and 2015. Our fixed operating costs declined $228,000 in absolute dollar terms and represented 12% of our net revenues for the second quarter of 2016 as compared to 13% for the same period in 2015. The $228,000 decline in these costs primarily reflects lower salary and benefits expense in our Mechanical and Thermal Products segments reflecting reduced headcount. For our Mechanical Products segment, the decline in headcount is a result of the workforce reduction that we implemented on January 4, 2016, as discussed further in Note 3 to our consolidated financial statements. To a lesser extent, there were also reduced levels of facility related costs and lower depreciation expense in our Thermal Products segment in the second quarter of 2016 as compared to the same period in 2015. The decrease in our fixed operating costs was offset by an increase in our component material costs, primarily reflecting changes in product mix.

Selling Expense. Selling expense was $1.5 million for the quarter ended June 30, 2016 compared to $1.6 million for the same period in 2015, a decrease of $121,000 or 8%. The decrease primarily reflects lower levels of third party commission expense, reflecting the decline in net revenues, along with a reduction in salary and benefits expense in our Mechanical and Electrical Products segment, reflecting reduced headcount.

Engineering and Product Development Expense. Engineering and product development expense was $982,000 for the quarter ended June 30, 2016 compared to $1.0 million for the same period in 2015, a decrease of $65,000 or 6%. The decrease in engineering and product development expense primarily reflects decreased salary and benefits expense in our Mechanical Products segment and reduced spending on materials used in new product development in all three of our product segments.

General and Administrative Expense. General and administrative expense was $2.1 million for the quarter ended June 30, 2016 compared to $1.6 million for the same period in 2015, an increase of $576,000 or 37%. Our expenses for the second quarter of 2016 include $456,000 for due diligence and transaction related costs associated with a potential acquisition which we are no longer pursuing. Adjusted to exclude these costs, our general and administrative expense would have increased $120,000, or 8%, for the second quarter of 2016 as compared to the same period in 2015. The $120,000 increase primarily reflects higher levels of stock-based compensation expense as a result of the vesting of restricted stock awards for our independent directors which occurred upon their re-election at our annual meeting in June 2016.

Income Tax Expense. For the quarter ended June 30, 2016, we recorded income tax expense of $263,000 compared to $579,000 for the same period in 2015. Our effective tax rate was 35% in each of the quarters ended June 30 2016 and 2015. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Revenues. Net revenues were $19.1 million for the six months ended June 30, 2016 compared to $21.7 million for the same period in 2015, a decrease of $2.6 million or 12%. We believe the decrease in our net revenues primarily reflects reduced levels of demand from the ATE market for all of our product segments as a result of cyclical weakness in the ATE market during the first half of 2016 as compared to the same period in 2015.

Gross Margin. Our consolidated gross margin was 49% for the six months ended June 30, 2016 compared to 50% for the same period in 2015. The decline in our gross margin primarily reflects higher component material costs as a result of changes in product mix. Although our fixed operating costs declined $395,000 in absolute dollar terms, they were relatively unchanged at 14% of our net revenues for both the first half of 2016 and 2015, respectively, reflecting that these costs were not as fully absorbed due to the lower net revenues levels in the first half of 2016. The $395,000 decline in these costs primarily reflects lower salary and benefits expense in our Mechanical and Thermal Products segments reflecting reduced headcount. For our Mechanical Products segment, the decline in headcount is a result of the aforementioned workforce reduction. To a lesser extent, there were also reduced levels of facility related costs and lower depreciation expense in our Thermal Products segment in the first six months of 2016 as compared to the same period in 2015.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling Expense. Selling expense was $2.8 million for the six months ended June 30, 2016 compared to $3.1 million for the same period in 2015, a decrease of $273,000 or 9%. The decrease primarily reflects lower levels of third party commission expense, reflecting the decline in net revenues, along with a reduction in salary and benefits expense in our Mechanical and Electrical Products segment, reflecting reduced headcount.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $2.0 million in each of the six months ended June 30, 2016 and 2015. A reduction in salary and benefits expense in our Mechanical Products segment was offset by increased spending on materials used in new product development in our Thermal Products segment.

General and Administrative Expense. General and administrative expense was $3.8 million for the six months ended June 30, 2016 compared to $3.4 million for the same period in 2015, an increase of $414,000 or 12%. Our expenses for the first six months of 2016 included $456,000 for due diligence and transaction related costs associated with a potential acquisition which we are no longer pursuing and $99,000 of restructuring charges as a result of the aforementioned workforce reduction implemented on January 4, 2016. Our expenses for the first six months of 2015 included $320,000 for due diligence and transaction related costs associated with a potential acquisition which did not close. Adjusted to exclude these costs, our general and administrative expense would have increased $179,000, or 6%, for the first six months of 2016 as compared to the same period in 2015. The $179,000 increase primarily reflects higher levels of stock-based compensation expense as a result of the vesting of restricted stock awards for our independent directors which occurred upon their re-election at our annual meeting in June 2016, and, to a lesser extent, higher salary and benefits expense as a result of changes in compensation structure for our executive management team.

Income Tax Expense. For the six months ended June 30, 2016, we recorded income tax expense of $306,000 compared to $812,000 for the same period in 2015. Our effective tax rate was 35% in each of the six month periods ended June 30, 2016 and 2015. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations, and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases.

Liquidity

Our cash and cash equivalents and working capital were as follows:

	June 30, 2016	Dec. 31, 2015
Cash and cash equivalents	$25,003	$25,710
Working capital	$30,688	$30,205

As of June 30, 2016, $2.5 million of our cash and cash equivalents was held by our foreign subsidiaries. On July 26, 2016 we repatriated $921,000 from our German subsidiary. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and any future repurchases of shares under the 2015 Repurchase Plan (which was suspended in May 2016 and is discussed more fully in Note 9 to our consolidated financial statements.) However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

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

Cash Flows

Operating Activities. Net cash provided by operations for the six months ended June 30, 2016 was $195,000. During the six months ended June 30, 2016, we recorded net earnings of $567,000, which included non-cash charges of $304,000 for depreciation and amortization and $178,000 for deferred compensation related to stock-based awards. During the six months ended June 30, 2016, accounts receivable and accounts payable increased $2.3 million and $565,000, respectively, compared to the levels at the end of 2015. These increases primarily reflect increased business activity during the first six months of 2016 as compared to the fourth quarter of 2015. During the six months ended June 30, 2016, prepaid expenses and other current assets decreased $343,000, primarily reflecting a lower level of refundable taxes and prepaid insurance premiums at June 30, 2016 as compared to the level at December 31, 2015. In addition, during the second quarter of 2016, we requested and were granted a $125,000 reduction in the amount of the letter of credit that serves as a security deposit under the terms of the lease for our facility in New Jersey. Accordingly, we reduced the amount of the related restricted certificate of deposit which supported this letter of credit by $125,000 during the second quarter of 2016.

Investing Activities. During the six months ended June 30, 2016 purchases of property and equipment were $164,000. We have no significant commitments for capital expenditures for the balance of 2016, however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the six months ended June 30, 2016, we utilized $770,000 to repurchase 190,725 shares of our common stock under the 2015 Repurchase Plan. As previously discussed, this plan was suspended in May 2016.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income taxes. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2016, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2015 Form 10-K.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

___________________________________________________

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

inTEST CORPORATION

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by us, or on our behalf, of our common stock during the three months ended June 30, 2016:
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	40,280	$3,95	40,280	$4,220,000
May 1-31	35,757	$3.87	35,757	$4,081,000
June 1-30	-	$ -	-	$4,081,000
Total	76,037	$3.91	76,037

On October 27, 2015 our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases to date were made under a Rule 10b5-1 plan entered into with RW Baird & Co, which permitted shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan was determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

For the three months ended June 30, 2016, we repurchased 76,037 shares under the repurchase plan at a fair market value of $297,000. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares totaled $2,000. The 2015 Repurchase Plan was suspended in mid-May 2016 because of our work on a potential acquisition.

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

inTEST Corporation
Date:	August 12, 2016	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 12, 2016	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

____________________________________________

Index to Exhibits

14      Code of Ethics (1)

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

(1)  Amended and restated on August 2, 2016.