Form 10-Q
period 2016-09-30
INTEST CORP
filed 2016-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2016:

10,376,770

____________________________

inTEST CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	1
	Unaudited Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015	2
	Unaudited Consolidated Statements of Comprehensive Earnings for the three months and nine months ended September 30, 2016 and 2015	3
	Unaudited Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2016	3
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	4
	Notes to Consolidated Financial Statements	5 - 14

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 - 22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22 - 23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23 - 24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		24

Index to Exhibits		25

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                    Sept. 30,   Dec. 31,
                                                                       2016       2015
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $26,345    $25,710
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            6,663      4,395
  Inventories                                                          3,397      3,520
  Prepaid expenses and other current assets                              457        639
     Total current assets                                             36,862     34,264
Property and equipment:
  Machinery and equipment                                              4,411      4,377
  Leasehold improvements                                                 604        603
     Gross property and equipment                                      5,015      4,980
  Less: accumulated depreciation                                      (4,020)    (3,868)
     Net property and equipment                                          995      1,112
Deferred tax assets                                                    1,104      1,245
Goodwill                                                               1,706      1,706
Intangible assets, net                                                   931      1,104
Restricted certificates of deposit                                       225        350
Other assets                                                             209        203
     Total assets                                                    $42,032    $39,984
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,252    $   909
  Accrued wages and benefits                                           1,522      1,466
  Accrued rent                                                           557        657
  Accrued professional fees                                              427        363
  Accrued sales commissions                                              371        297
  Domestic and foreign income taxes payable                              549         26
  Other current liabilities                                              356        341
     Total current liabilities                                         5,034      4,059

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,426,552 and 10,549,423 shares issued, respectively               104        105
  Additional paid-in capital                                          25,668     26,286
  Retained earnings                                                   10,670      9,013
  Accumulated other comprehensive earnings                               760        725
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       36,998     35,925
     Total liabilities and stockholders' equity                      $42,032    $39,984
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended    Nine Months Ended
                                                    Sept. 30,             Sept. 30,
                                               ------------------    ------------------
                                                 2016       2015       2016       2015
                                               -------    -------    -------    -------

Net revenues                                   $10,823    $ 9,203    $29,955    $30,950
Cost of revenues                                 5,246      4,880     14,982     15,863
                                               -------    -------    -------    -------
      Gross margin                               5,577      4,323     14,973     15,087
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,394      1,370      4,200      4,449
   Engineering and product development
     expense                                       905      1,041      2,878      3,030
   General and administrative expense            1,574      1,511      5,364      4,887
                                               -------    -------    -------    -------
      Total operating expenses                   3,873      3,922     12,442     12,366
                                               -------    -------    -------    -------

Operating income                                 1,704        401      2,531      2,721
Other income                                        17          6         63         16
                                               -------    -------    -------    -------

Earnings before income tax expense               1,721        407      2,594      2,737
Income tax expense                                 631         97        937        909
                                               -------    -------    -------    -------
      Net earnings                             $ 1,090    $   310    $ 1,657    $ 1,828
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.11      $0.03      $0.16      $0.17

Weighted average common shares
 outstanding - basic                        10,295,447 10,473,928 10,327,095 10,470,410

Net earnings per common share - diluted          $0.11      $0.03      $0.16      $0.17

Weighted average common shares and common
 share equivalents outstanding - diluted    10,318,715 10,498,911 10,344,747 10,492,317

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Nine Months Ended
                                               Sept. 30,           Sept. 30,
                                          ------------------   -----------------
                                            2016      2015      2016      2015
                                           -------   -------   -------   -------

Net earnings                               $ 1,090   $   310   $ 1,657   $ 1,828

Foreign currency translation adjustments        (6)       14        35      (211)
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,084   $   324   $ 1,692   $ 1,617
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                              Shares    Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2016     10,549,423  $ 105   $26,286   $ 9,013     $  725      $(204)    $35,925

Net earnings                          -      -         -     1,657          -          -       1,657

Other comprehensive income            -      -         -         -         35          -          35

Amortization of deferred
  compensation related to
  stock-based awards                  -      -       222         -          -          -         222

Issuance of unvested shares
  of restricted stock            86,400      1        (1)        -          -          -           -

Repurchase and retirement
  of common stock              (209,271)    (2)     (839)        -          -          -        (841)
                             ----------  -----   -------   -------     ------      -----     -------

Balance, Sept. 30, 2016      10,426,552  $ 104   $25,668   $10,670     $  760      $(204)    $36,998
                             ==========  =====   =======   =======     ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Nine Months Ended
                                                                                       Sept. 30,
                                                                                 ------------------
                                                                                   2016       2015
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 1,657    $ 1,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      451        575
  Provision for excess and obsolete inventory                                        184        232
  Foreign exchange (gain) loss                                                        (7)        21
  Amortization of deferred compensation related to stock-based awards                222         91
  Loss on sale of property and equipment                                               3         13
  Proceeds from sale of demonstration equipment, net of gain                         128        208
  Deferred income tax expense                                                        141        169
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (2,252)      (553)
    Inventories                                                                      (57)      (282)
    Prepaid expenses and other current assets                                        183         67
    Restricted certificates of deposit                                               125          -
    Accounts payable                                                                 343        312
    Accrued wages and benefits                                                        47        101
    Accrued rent                                                                    (100)       (10)
    Accrued professional fees                                                         64        (11)
    Accrued sales commissions                                                         74         26
    Domestic and foreign income taxes payable                                        523        (10)
    Other current liabilities                                                         12        142
                                                                                 -------    -------
Net cash provided by operating activities                                          1,741      2,919
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (282)      (545)
                                                                                 -------    -------
Net cash used in investing activities                                               (282)      (545)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock                                                         (841)         -
                                                                                 -------    -------
Net cash used in financing activities                                               (841)         -
                                                                                 -------    -------

Effects of exchange rates on cash                                                     17       (117)
                                                                                 -------    -------

Net cash provided by all activities                                                  635      2,257
Cash and cash equivalents at beginning of period                                  25,710     23,126
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $26,345    $25,383
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $    25    $   749

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $184 and $232 for the nine months ended September 30, 2016 and 2015, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The two-step test is discussed below. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

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

Indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation), which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 8.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2016.

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense is included in selling expense in our consolidated financial statements.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - basic	10,295,447	10,473,928	10,327,095	10,470,410
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	23,268	24,983	17,652	21,907
Weighted average common shares and common share equivalents outstanding - diluted	10,318,715	10,498,911	10,344,747	10,492,317

Average number of potentially dilutive securities excluded from calculation	19,800	-	18,277	-

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

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In March 2016, the FASB issued amendments to the current guidance on accounting for stock-based compensation issued to employees which is contained in ASC Topic 718 (Compensation - Stock Compensation). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments are effective for us as of January 1, 2017. Early adoption is permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC Topic 842 (Leases). The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of the implementation of these amendments on our consolidated financial statements.

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

(4)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics"), a division of Test Enterprises, Inc., in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There was no change in the amount of the carrying value of goodwill for the nine months ended September 30, 2016.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  GOODWILL AND INTANGIBLE ASSETS (continued)

Intangible Assets

The following tables provide further detail about our intangible assets as of September 30, 2016 and December 31, 2015:

	Sept. 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,288	$ 192
Patented technology	590	415	175
Software	270	216	54
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,059	421
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,059	$ 931

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,166	$ 314
Patented technology	590	386	204
Software	270	196	74
Trade name	140	138	2
Total finite-lived intangible assets	2,480	1,886	594
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,886	$1,104

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for the nine months ended September 30, 2016 and 2015 was $173 and $217, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2016 (remainder)	$ 57
2017	$212
2018	$ 65
2019
$ 39
2020
$ 30

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(5)  MAJOR CUSTOMERS

During each of the nine months ended September 30, 2016 and 2015, Hakuto Co., Ltd., one of our distributors, accounted for 13% of our consolidated net revenues. These revenues were generated by our Thermal Products segment. During the nine months ended September 30, 2016, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and our Electrical Products segments. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2016 and 2015.

(6)  INVENTORIES

Inventories held at September 30, 2016 and December 31, 2015 were comprised of the following:

	Sept. 30, 2016	Dec. 31, 2015
Raw materials	$2,490	$2,535
Work in process	650	295
Inventory consigned to others	109	119
Finished goods	148	571

Total inventories	$3,397	$3,520

(7)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2016 and December 31, 2015 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Sept. 30, 2016	Dec. 31, 2015
Mt. Laurel, NJ	3/29/2010	3/31/2017	4/30/2021	$125	$250
Mansfield, MA	10/27/2010	11/08/2016	8/23/2021	100	100
				$225	$350

(8)   STOCK-BASED COMPENSATION

As of September 30, 2016, we have unvested restricted stock awards and stock options granted under employee stock-based compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2015 Form 10-K.

As of September 30, 2016, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $362. The weighted average period over which this expense is expected to be recognized is 2.5 years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2016 and 2015, respectively, related to stock-based compensation:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION (Continued)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2016	2015	2016	2015
Cost of revenues	$ 2	$ 3	$ 7	$ 8
Selling expense	1	1	4	4
Engineering and product development expense	3	2	8	7
General and administrative expense	38	24	203	72
	$ 44	$ 30	$222	$ 91

There was no compensation expense capitalized in the nine months ended September 30, 2016 or 2015.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, during January 2016, we granted 22,500 shares of restricted stock to three of our independent directors which vested 100% upon the re-election of these directors at our annual meeting of stockholders, which took place on June 29, 2016. The total compensation expense related to these shares was $98, and it was all recorded upon the re-election of these directors.

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2016	63,750	$3.64
Granted	86,400	4.27
Vested	(35,625)	3.92
Forfeited	-	-
Unvested shares outstanding, September 30, 2016	114,525	4.03

The total fair value of the shares that vested during the nine months ended September 30, 2016 and 2015 was $138 and $59, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.30%
Dividend yield	0.00%
Expected common stock market price volatility factor	.40
Weighted average expected life of stock options (years)	4

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(8)   STOCK-BASED COMPENSATION (Continued)

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2016 was $1.43.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2016 (none exercisable)	-	$ -
Granted	19,800	4.37
Vested	-	-
Forfeited	-	-
Options outstanding, September 30, 2016 (none exercisable)	19,800	4.37

(9)  STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the nine months ended September 30, 2016, we repurchased 209,271 shares under this repurchase plan at a cost of $841, which includes fees paid to our broker of $5. As of September 30, 2016, we had repurchased a total of 250,603 shares under this repurchase plan at a cost of $997, which included fees paid to our broker of $6. All of the repurchased shares were retired. The 2015 Repurchase Plan was suspended in May 2016 and resumed in September 2016.

(10)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the nine months ended September 30, 2016 and 2015, we recorded $311 and $297 of expense for matching contributions, respectively.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues:	2016	2015	2016	2015
Thermal Products	$ 6,641	$6,259	$17,429	$18,635
Mechanical Products	2,118	1,273	6,727	6,195
Electrical Products	2,064	1,671	5,799	6,120
	$10,823	$9,203	$29,955	$30,950
Earnings (loss) before income tax expense (benefit):
Thermal Products	$1,402	$1,165	$2,709	$3,731
Mechanical Products	63	(759)	4	(1,240)
Electrical Products	311	79	729	875
Corporate	(55)	(78)	(848)	(629)
	$1,721	$ 407	$2,594	$2,737
Net earnings (loss):
Thermal Products	$ 888	$ 886	$1,737	$2,559
Mechanical Products	40	(577)	1	(891)
Electrical Products	196	60	468	579
Corporate	(34)	(59)	(549)	(419)
	$1,090	$ 310	$1,657	$1,828

Identifiable assets:			Sept. 30, 2016	Dec. 31, 2015
Thermal Products			$18,512	$16,983
Mechanical Products			19,156	19,733
Electrical Products			4,364	3,268
			$42,032	$39,984

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Net revenues:	2016	2015	2016	2015
U.S.	$ 3,268	$ 3,713	$ 8,898	$11,032
Foreign	7,555	5,490	21,057	19,918
	$10,823	$ 9,203	$29,955	$30,950

Property and equipment:			Sept. 30, 2016	Dec. 31, 2015
U.S.			$ 725	$ 797
Foreign			270	315
			$ 995	$1,112

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

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by original equipment manufacturers ("OEMs") and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEMs specifying other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the in-house manufacturing activities of OEMs building certain products we have historically sold to them, including manipulators and docking hardware, which has had the impact of significantly reducing the size of the available market for those certain products (iv) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (v) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (vi) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale).

In addition, in recent periods we have seen instances where demand for ATE is not consistent for each of our product segments or for any given product within a particular product segment. This inconsistency in demand for ATE can be driven by a number of factors, but in most cases we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2016	2015	$	%	2016	$	%
Orders:
Thermal Products	$ 7,316	$5,634	$1,682	30%	$ 8,186	$ (870)	(11)%
Mechanical Products	1,681	1,323	358	27%	2,426	(745)	(31)%
Electrical Products	2,285	1,448	837	58%	1,987	298	15%
	$11,282	$8,405	$2,877	34%	$12,599	$(1,317)	(10)%

ATE market	$ 7,008	$5,053	$1,955	39%	$ 8,217	$(1,209)	(15)%
Non-ATE market	4,274	3,352	922	28%	4,382	(108)	(2)%
	$11,282	$8,405	$2,877	34%	$12,599	$(1,317)	(10)%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Orders:
Thermal Products	$20,618	$18,131	$2,487	14%
Mechanical Products	6,732	5,742	990	17%
Electrical Products	6,369	6,249	120	2%
	$33,719	$30,122	$3,597	12%

ATE market	$23,072	$21,996	$1,076	5%
Non-ATE market	10,647	8,126	2,521	31%
	$33,719	$30,122	$3,597	12%

Total consolidated orders for the three months and nine months ended September 30, 2016 increased $2.9 million, or 34%, and $3.6 million, or 12%, respectively, as compared to the same periods in 2015. These increases reflect higher levels of demand from both ATE and non-ATE market customers. The increased demand from the ATE market reflects cyclical strengthening within this market. The increase in demand from non-ATE markets primarily reflects higher levels of orders from certain of our customers in the telecommunications and defense/aerospace markets, which were partially offset by a reduction in orders from certain customers in the automotive and industrial markets.

In contrast, orders for the third quarter of 2016 decreased $1.3 million, or 10%, as compared to the second quarter of 2016, which we attribute primarily to seasonal changes in demand from our ATE market customers.

At September 30, 2016, our backlog of unfilled orders for all products was approximately $6.1 million, compared with approximately $3.0 million at September 30, 2015 and $5.7 million at June 30, 2016. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2016. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2016	2015	$	%	2016	$	%
Net revenues:
Thermal Products	$ 6,641	$6,259	$ 382	6%	$ 5,594	$1,047	19%
Mechanical Products	2,118	1,273	845	66%	2,673	(555)	(21)%
Electrical Products	2,064	1,671	393	24%	2,218	(154)	(7)%
	$10,823	$9,203	$1,620	18%	$10,485	$ 338	3%

ATE market	$ 8,039	$6,091	$1,948	32%	$ 7,960	$ 79	1%
Non-ATE market	2,784	3,112	(328)	(11)%	2,525	259	10%
	$10,823	$9,203	$1,620	18%	$10,485	$ 338	3%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Net revenues:
Thermal Products	$17,429	$18,635	$(1,206)	(6)%
Mechanical Products	6,727	6,195	532	9%
Electrical Products	5,799	6,120	(321)	(5)%
	$29,955	$30,950	$ (995)	(3)%

ATE market	$22,068	$22,986	$ (918)	(4)%
Non-ATE market	7,887	7,964	(77)	(1)%
	$29,955	$30,950	$ (995)	(3)%

Total consolidated net revenues for the quarter ended September 30, 2016 increased $1.6 million, or 18%, as compared to the same period in 2015, reflecting the aforementioned strengthening in demand within the ATE market, primarily for our Mechanical and Electrical Products segments. However, total consolidated net revenues for the nine months ended September 30, 2016 decreased $995,000, or 3%, as compared to the same period in 2015. During the second half of 2015, the ATE market entered a period of weakened demand which persisted throughout the balance of 2015 and into early 2016, and resulted in sequential reductions in the level of our net revenues in both the third and fourth quarters of 2015 and the first quarter of 2016. As a result, for the nine-month period ended September 30, 2016, our consolidated net revenues were below the level achieved for the comparable period in 2015.

Total consolidated net revenues for the third quarter of 2016 increased $338,000, or 3%, as compared to the second quarter of 2016. This increase was comprised of a $1.0 million, or 19%, increase in the net revenues of our Thermal Products segment, partially offset by decreases of $555,000, or 21%, and $154,000, or 7%, respectively, for our Mechanical and Electrical Products segments. We attribute the decreases for our Mechanical and Electrical Products segments primarily to seasonal changes in demand from our ATE market customers. In contrast, we attribute the increase for our Thermal Products segment to both higher ATE and non-ATE market demand. Historically, the impact of shifts in demand within the ATE market for our Thermal Products segment have frequently lagged the impact of such shifts in demand on our Mechanical and Electrical Products segments. We believe this is the case at present and that our Thermal Products segment has not yet experienced the seasonal decline in demand that has begun to impact our other two products segments.

Net revenues from non-ATE market customers declined 11% and 1%, respectively, for the three months and nine months ended September 30, 2016 as compared to the same periods in 2015. The declines were primarily from customers in the industrial, automotive, and defense/aerospace markets and were partially offset by increased demand from certain customers in the telecommunications market.

In contrast, net revenues from non-ATE market customers increased 10% for the third quarter of 2016 as compared to the second quarter of 2016, primarily reflecting increased levels of net revenues from certain of our customers in industrial markets.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2016 and 2015, our OEM sales as a percentage of net revenues were 5% and 7%, respectively.

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

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015

Net Revenues. Net revenues were $10.8 million for the quarter ended September 30, 2016 compared to $9.2 million for the same period in 2015, an increase of $1.6 million, or 18%. We believe the increase in our net revenues during the third quarter of 2016 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 52% for the quarter ended September 30, 2016 compared to 47% for the same period in 2015. The improvement in the gross margin was primarily the result of a decrease in our fixed operating costs, which declined $80,000 in absolute dollar terms and represented 13% of our net revenues for the third quarter of 2016 compared to 16% for the same period in 2015. The significant decline in these costs as a percentage of net revenues is primarily a result of the higher net revenues levels recorded in the third quarter of 2016. The $80,000 reduction in the absolute dollar value of these costs primarily reflects lower salary and benefits expense due to a reduction in headcount in our Mechanical Products segment. This headcount reduction was the result of the workforce reduction that we implemented on January 4, 2016, as discussed further in Note 3 to our consolidated financial statements. To a lesser extent, the improvement in gross margin also reflects a reduction in the level of charges for obsolete and excess inventory as a result of the increase in business activity in the third quarter of 2016 as compared to the same period in 2015.

Selling Expense. Selling expense was relatively unchanged at $1.4 million in each of the quarters ended September 30, 2016 and 2015. Increases in commission expense, reflecting the higher net revenue levels, were offset by a reduction in salary and benefits expense in our Mechanical and Electrical Products segments, reflecting reduced headcount.

Engineering and Product Development Expense. Engineering and product development expense was $905,000 for the quarter ended September 30, 2016 compared to $1.0 million for the same period in 2015, a decrease of $136,000, or 13%. The decrease in engineering and product development expense primarily reflects reduced spending on materials used in new product development in our Thermal and Mechanical Products segments and decreased salary and benefits expense in our Mechanical Products segment.

General and Administrative Expense. General and administrative expense was $1.6 million for the quarter ended September 30, 2016 compared to $1.5 million for the same period in 2015, an increase of $63,000, or 4%. The increase primarily reflects higher salary and benefits expense as a result of changes in compensation structure for our executive management team, and higher levels of profit-based bonus accruals. These increases were partially offset by a reduction in the use of certain third-party professionals that assist us with various compliance related matters.

Income Tax Expense. For the quarter ended September 30, 2016, we recorded income tax expense of $631,000 compared to $97,000 for the same period in 2015. Our effective tax rate was 37% for the quarter ended September 30, 2016 compared to 24% for the same period in 2015. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the third quarter of 2015 was primarily the result of a reduction in the valuation allowance recorded against the deferred tax assets of our German operation as that operation generated income sufficient to utilize these assets during that period. To a lesser extent, the increase in the effective tax rate was the result of additional tax expense accrued on a $921,000 dividend repatriated from our German subsidiary during the third quarter of 2016.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net Revenues. Net revenues were $30.0 million for the nine months ended September 30, 2016 compared to $31.0 million for the same period in 2015, a decrease of $995,000, or 3%. We believe the decrease in our net revenues primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 50% for the nine months ended September 30, 2016 compared to 49% for the same period in 2015. The improvement in our gross margin primarily reflects a decline in our fixed operating costs. These costs declined $475,000 in absolute dollar terms, and represented 13% of our net revenues for the first nine months of 2016 compared to 14% for the same period in 2015. The $475,000 decline in these costs primarily reflects lower salary and benefits expense in our Mechanical and Thermal Products segments reflecting reduced headcount. For our Mechanical Products segment, the decline in headcount is a result of the aforementioned workforce reduction. To a lesser extent, there were also reduced levels of facility related costs and lower depreciation expense in our Thermal Products segment in the first nine months of 2016 as compared to the same period in 2015.

Selling Expense. Selling expense was $4.2 million for the nine months ended September 30, 2016 compared to $4.4 million for the same period in 2015, a decrease of $249,000, or 6%. The decrease primarily reflects lower levels of third party commission expense, reflecting the decline in net revenues, along with a reduction in salary and benefits expense in our Mechanical and Electrical Products segment, reflecting reduced headcount.

Engineering and Product Development Expense. Engineering and product development expense was $2.9 million for the nine months ended September 30, 2016 compared to $3.0 million for the same period in 2015, a decrease of $152,000, or 5%. The decrease primarily reflects lower salary and benefits expense in our Mechanical Products segment and reduced spending on materials used in new product development in all of our product segments.

General and Administrative Expense. General and administrative expense was $5.4 million for the nine months ended September 30, 2016 compared to $4.9 million for the same period in 2015, an increase of $477,000, or 10%. Our expenses for the first nine months of 2016 included $479,000 for due diligence and transaction-related costs associated with a potential acquisition which we are no longer pursuing and $99,000 of restructuring charges as a result of the aforementioned workforce reduction implemented on January 4, 2016. Our expenses for the first nine months of 2015 included $329,000 for due diligence and transaction-related costs associated with a potential acquisition which did not close. Adjusted to exclude these costs, our general and administrative expense would have increased $228,000, or 5%, for the first nine months of 2016 as compared to the same period in 2015. The $228,000 increase primarily reflects higher salary and benefits expense as a result of changes in compensation structure for our executive management team, and an increase in stock-based compensation expense as a result of the vesting of restricted stock awards for our independent directors which occurred upon their re-election at our annual meeting of stockholders in June 2016.

Income Tax Expense. For the nine months ended September 30, 2016, we recorded income tax expense of $937,000 compared to $909,000 for the same period in 2015. Our effective tax rate was 36% for the nine months ended September 30, 2016 compared to 33% for the same period in 2015. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in 2015 primarily reflects the aforementioned reduction in the valuation allowance recorded against the deferred tax assets of our German operation that occurred during the third quarter of 2015.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	Sept. 30, 2016	Dec. 31, 2015
Cash and cash equivalents	$26,345	$25,710
Working capital	$31,828	$30,205

As of September 30, 2016, $1.6 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. On July 26, 2016 we repatriated $921,000 from our German subsidiary. Our estimated annualized effective tax rate for 2016 includes the effect of the additional taxes we expect to incur on these repatriated funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and any future repurchases of shares under the 2015 Repurchase Plan (which is discussed more fully in Note 9 to our consolidated financial statements). However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

In addition, in recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. As previously discussed, on January 4, 2016, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99,000 in the first quarter of 2016. The annualized savings from these actions are estimated to be approximately $690,000. Our review of the operations of this product segment is ongoing with the goal of identifying additional opportunities for cost reduction and revenue growth. We cannot be certain that our efforts to restructure this operation to achieve full-year profitability will be successful. These efforts could require us to utilize additional financial resources to pay severance or fund other costs associated with the restructuring of this operation, which would reduce the amount of our cash and cash equivalents available to fund our short-term working capital requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the nine months ended September 30, 2016 was $1.7 million. During the nine months ended September 30, 2016, we recorded net earnings of $1.7 million, which included non-cash charges of $451,000 for depreciation and amortization, $222,000 for deferred compensation related to stock-based awards and $184,000 as a provision for excess and obsolete inventory. During the nine months ended September 30, 2016, accounts receivable and accounts payable increased $2.3 million and $343,000, respectively, compared to the levels at the end of 2015. These increases primarily reflect increased business activity during the third quarter of 2016 as compared to the fourth quarter of 2015. During the nine months ended September 30, 2016, domestic and foreign income taxes payable increased $523,000, as compared to the level at December 31, 2015 as a result of accruing taxes due on our income for the first nine months of 2016. During the nine months ended September 30, 2016, prepaid expenses and other current assets decreased $183,000, primarily reflecting a lower level refundable taxes at September 30, 2016 as compared to the level at December 31, 2015. In addition, during the second quarter of 2016, we requested and were granted a $125,000 reduction in the amount of the letter of credit that serves as a security deposit under the terms of the lease for our facility in New Jersey. Accordingly, we reduced the amount of the related restricted certificate of deposit which supported this letter of credit by $125,000 during the second quarter of 2016.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities. During the nine months ended September 30, 2016, purchases of property and equipment were $282,000. We have no significant commitments for capital expenditures for the balance of 2016; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the nine months ended September 30, 2016, we utilized $841,000 to repurchase 209,271 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income taxes. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2016, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2015 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

inTEST CORPORATION

Item 4.  CONTROLS AND PROCEDURES (Continued)

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), inTEST management, including our CEO and CFO, conducted an evaluation, as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

___________________________________________________

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by us, or on our behalf, of our common stock during the three months ended September 30, 2016:
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31	-	$ -	-	$4,081,000
August 1-31	-	$ -	-	$4,081,000
September 1-30	18,546	$3.85	18,546	$4,010,000
Total	18,546	$3.85	18,546

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Exchange Act, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases to date were made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permitted shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan was determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

inTEST CORPORATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

For the three months ended September 30, 2016, we repurchased 18,546 shares under the 2015 Repurchase Plan at a fair market value of $71,000. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares were less than $1,000. The 2015 Repurchase Plan was suspended in mid-May 2016 because of our work on a potential acquisition, and resumed in September 2016, when we determined we were no longer going to pursue that particular acquisition.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index to Exhibits immediately following the signature page, which Index to Exhibits is incorporated herein by reference.

___________________________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation
Date:	November 14, 2016	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	November 14, 2016	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

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

(1)    Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016, File No.
         001-36117, filed August 12, 2016, and incorporated herein by reference.