Form 10-K
period 2016-12-31
INTEST CORP
filed 2017-03-27
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2016 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes /  / No /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), was: $31,138,682.

The number of shares outstanding of the registrant's Common Stock, as of March 17, 2017, was 10,402,058.

                                                                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
    the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
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
    general economic conditions both domestically and globally;
    competitive pricing pressures;
    the anticipated market for our products;
    the availability of materials used to manufacture our products;
    the availability of and retention of key personnel;
    net revenues generated by foreign subsidiaries;
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

INTRODUCTION

We are an independent designer, manufacturer and marketer of thermal, mechanical and electrical products that are used by semiconductor manufacturers in conjunction with ATE, in the testing of ICs. In addition, we market our thermal products in markets outside the ATE market, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Our high-performance products are designed to enable our customers to improve the efficiency of their test processes and, consequently, their profitability.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1.    BUSINESS (Continued)

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product. Our largest customers include Analog Devices, Inc., Cypress Semiconductor Corporation, Hakuto Co. Ltd., Lumentum Holdings, Inc., NXP Semiconductors N.V., Raytheon Company, Teradyne, Inc., Texas Instruments Incorporated, ViaSat, Inc. and Xcerra Corporation.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. During 2016, we were in the process of reorganizing our business from three product segments (Thermal Products, Mechanical Products and Electrical Products) into two product segments (inTEST Thermal Solutions ("iTS") and inTEST Electromechanical Semiconductor Products ("EMS")). Certain operational changes undertaken in the first quarter of 2016 in connection with this reorganization are discussed further in Note 3 of our consolidated financial statements included in Item 8 of this Report on Form 10-K. This reorganization was substantially completed as of December 31, 2016. Accordingly, the discussion below and the disclosures in Note 15 of our consolidated financial statements regarding our segments are presented on the basis of three products segments for 2016. Effective January 1, 2017, we will report information about our segments based on two product segments, iTS and EMS, with prior period information reclassified to be comparable to the presentation for 2017.

MARKETS

Overview

Our business is grounded in the ATE market, which provides automated test equipment to the semiconductor market; however, since 2009, we have begun to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market as well as certain thermal process industrial requirements. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We offer highly specialized engineering solutions in these markets outside the ATE market, the demand for which is limited and which we expect may vary significantly from period to period. During 2016 and 2015, our net revenues in markets outside the ATE market were $12.2 million and $10.7 million, respectively, and represented 30% and 27%, respectively, of our total net revenues. In the last five years, our net revenues from sales in markets outside the ATE market have ranged from 18% to 30%.

The level of our net revenues in the various markets we serve outside the ATE market varies significantly from market to market. During 2016 and 2015, our net revenues from the telecommunications market represented 15% and 9%, respectively, of our total net revenues, our net revenues from the defense/aerospace market represented 8% of our total net revenues in both years and our net revenues from the industrial market represented 2% and 4%, respectively, of our total net revenues. The level of our net revenues in these non-ATE markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. One of our goals is to further expand our sales in these markets outside the ATE market; however, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and therefore, do not anticipate developing meaningful market shares in these non-ATE markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The following discussion of our markets, therefore, is limited to only the ATE and semiconductor markets, which currently represent the majority of our net revenues.

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs for later connection to other electrical components. In most cases, the ICs are then encapsulated in a plastic, ceramic or other protective housing. These process steps are called "packaging."

Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names, including "front-end test," "wafer test," "wafer probe" or "wafer sort." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card which is electronically connected to a "test head," which connects electrically to a test system. During front-end testing, there is a growing trend of thermally conditioning the wafer during test, especially in the memory and automotive markets. Once the good ICs have been identified, they are packaged.

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

Testers range in price from approximately $100,000 to over $2.0 million each, depending primarily on the complexity of the IC to be tested. Probers and handlers range in price from approximately $50,000 to $500,000. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time. While larger global semiconductor manufacturers typically purchase ATE to test the ICs they manufacture, there are a growing number of semiconductor manufacturers who outsource IC testing to third-party foundries, test and assembly providers.

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Testing Under Extreme Conditions. ICs will have to perform across a wider spectrum of temperature and environmental conditions than ever before because of the growing complexity of products in which they are deployed. In recent years, temperature testing has found an increasing role in front-end, wafer-level testing. Creating a uniform thermal profile over much larger wafer areas represents a significant engineering and design challenge for ATE manufacturers.

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

Temperature-Controlled Testing. Our Thermostream (R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, PC boards and sub-assemblies. Our Thermochuck (R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, have significantly increased our product offerings in the area of temperature-controlled testing and enabled us to begin serving customers in other markets outside the ATE market. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics' products provide a range of precision temperature forcing systems and have been melded into Temptronic's ATS ThermoStream product line. The Thermonics brand is now used to market a family of process chillers for test and industrial applications.

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2016, we had domestic manufacturing facilities in Massachusetts, New Jersey and California and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

We remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost-effective products and becoming the key supplier of all of our customers' product testing needs, other than probers, handlers and testers. Our strategies to achieve these goals include the following:

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. In particular, the acquisitions of Temptronic in 2000, Sigma in 2008 and Thermonics in 2012 provided access to markets that are less sensitive to cyclicality than the ATE market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the ATE market.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal Products segment. During 2016 and 2015, approximately $12.2 million, or 30%, and $10.7 million, or 27%, respectively, of our total net revenues were derived from markets outside semiconductor test. These revenues were all generated by our Thermal Products segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1.    BUSINESS (Continued)

OUR SEGMENTS

As previously discussed, during 2016, we have been in the process of reorganizing our business from three product segments, which were also our reporting units (Thermal Products, Mechanical Products and Electrical Products) into two product segments (iTS and EMS) which will be our reporting units effective January 1, 2017. Our Thermal Products segment consists of our subsidiaries in Mansfield, Massachusetts (Temptronic Corporation, which manufactures products under the Temptronic, Sigma and Thermonics brand names), Germany (inTEST Thermal Solutions GmbH), and Singapore (inTEST Pte Ltd.). Our Mechanical Products segment consists of our manufacturing operation in Mt. Laurel, New Jersey. Our Electrical Products segment consists of our manufacturing operation in Fremont, California (inTEST Silicon Valley Corporation). iTS consists of all of the operations which were previously included in our Thermal Products segment, while EMS represents a combination of the operations that were formerly part of our Mechanical and Electrical Products segments. The discussion that follows is based on three product segments as this represents the primary way in which we managed our business and reported our results of operations during 2016.

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Mechanical Products

Manipulator Products. We offer two lines of manipulator products: the in2(R) and the Cobal Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

The in2(R) and Cobal Series of manipulator products incorporate our balanced floating-head design. This design permits a test head weighing up to 1,100 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. The in2(R) and Cobal Series manipulators range in price from approximately $12,000 to $60,000.

Docking Hardware Products. We offer two lines of docking hardware products: fixed manual docking and Intellidock pin and cup docking. Both types protect the delicate interface contacts and ensure proper repeatable and precise alignment between the test head's interface board and the prober's probing assembly or the handler's test socket as they are brought together, or "docked." Fixed manual docking includes a mechanical cam mechanism to dock and lock the test head to the prober or handler. Intellidock is an automated docking solution that provides operator feedback for each docking step via a touchscreen display. Both types eliminate motion of the test head relative to the prober or handler. This minimizes deterioration of the interface boards, test sockets and probing assemblies which is caused by constant vibration during testing. Our docking hardware products are used primarily with floating-head universal manipulators when maximum mobility and inter-changeability of handlers and probers between test heads is required. By using our docking hardware products, semiconductor manufacturers can achieve cost savings through improved ATE utilization, improved accuracy and integrity of test results, and reduced repairs and replacements of expensive ATE interface products.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1.    BUSINESS (Continued)

Electrical Products

Our electrical products, which include various types of tester interfaces, provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These tester interface products range in price from approximately $7,000 to $110,000.

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

In Europe, we sell to semiconductor and ATE manufacturers through our internal sales staff and through the use of independent sales representatives. Technical support is provided to European customers by an employee based in the UK or by independent sales representatives who we have trained. In China, Japan, the Philippines, South Korea, Taiwan and Thailand, we sell through the use of independent sales representatives who are supervised by our internal sales staff. In Malaysia and Singapore, our sales are handled by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas. Technical support is provided to Asian customers primarily by employees based in Malaysia, the Philippines and Taiwan.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

During the years ended December 31, 2016 and 2015, Hakuto Co. Ltd., one of our distributors, accounted for 13% and 12% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2016, Texas Instruments Incorporated accounted for 10% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 50% and 43% of our consolidated net revenues in 2016 and 2015, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Our largest customers in 2016 include:

Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Teradyne, Inc.	Hakuto Co. Ltd.
Cypress Semiconductor Corporation	Xcerra Corporation	Lumentum Holdings, Inc.
NXP Semiconductors N.V.		Raytheon Company
Texas Instruments Incorporated		ViaSat, Inc.

MANUFACTURING AND SUPPLY

As of December 31, 2016, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and California. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

Our Massachusetts facility is ISO 9001:2015 certified. Our New Jersey and California facilities manufacture products only for the semiconductor industry where ISO certification is not required. However, these locations do employ the practices embodied in the ISO 9001:2008.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1.    BUSINESS (Continued)

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2016, we employed a total of 25 engineers, who were engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $3.7 million in 2016 and $3.9 million in 2015 on engineering and product development.

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

As of December 31, 2016, we held 50 active U.S. patents and had 6 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2017 and extending through 2034. During 2016, two U.S. patents were issued and we had no U.S. patents expire. We do not believe that the upcoming expiration of certain of our patents in 2017 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in the markets we serve include price, functionality,

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1.    BUSINESS (Continued)

timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

Our principal competitors for Thermostream products are FTS Systems, a part of SP Industries, and MPI Corporation. Our principal competitors for Thermochuck products include Cascade Microtech, Inc., a subsidiary of FormFactor, Inc., ERS Electronik GmbH and Espec Corp. Our principal competitors for environmental chambers are Cincinnati Sub-Zero Products, Inc., Espec Corp. and Thermotron Industries. Our principal competitor for thermal platforms is Environmental Stress Systems Inc.

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

Our principal competitors for tester interface products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc.

BACKLOG

At December 31, 2016, our backlog of unfilled orders for all products was approximately $7.4 million compared with approximately $2.4 million at December 31, 2015. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2017. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2016, we had 113 full time employees, including 48 in manufacturing operations, 44 in customer support/operations and 21 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition would likely suffer, and the price of our stock could be negatively affected.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

We seek to acquire additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited. We may incur significant expenses related to due diligence or other transaction-related expenses for a proposed acquisition that may not be completed.

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as reduce our overall reliance on the ATE market. We may not be able to execute our acquisition strategy if:
    we are unable to identify suitable businesses, technologies or products to acquire;
    we do not have sufficient cash or access to required capital at the necessary time;
    we are unwilling or unable to outbid larger, more resourceful companies; or
    we are unable to successfully close proposed acquisitions.

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

If any of the events described above occur, our earnings could be reduced. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, we would dilute our existing stockholders' interests and our earnings per share may decrease. If we issue debt in connection with any future acquisitions, lenders may require that we pledge our assets to secure repayment of such debt and impose covenants on us which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

We seek to further diversify the markets for our thermal products in order to increase the proportion of our sales attributable to markets which are less subject to cyclicality than the semiconductor and ATE markets. If we are unable to do so, our future performance will remain substantially exposed to the fluctuations of the cyclicality of the semiconductor and ATE markets.

Since 2009, we have sold our thermal products in markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. During 2016 and 2015, our sales to these non-ATE markets were $12.2 million and $10.7 million, respectively, and represented 30% and 27% of our consolidated net revenues, respectively. We offer highly specialized engineering solutions in these markets outside the ATE market, the demand for which is limited and which we expect may vary significantly from period to period. Our goal is to increase our sales into these and other non-ATE markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets. If we are unable to expand our sales in non-ATE markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

Our restructuring efforts, the goal of which is to return non-profitable operations to profitability, may not be successful.

In recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, in conjunction with the formation of the inTEST EMS Products Division, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99,000 in the first quarter of 2016. These efforts were substantially completed during 2016 and we did not incur any further significant costs associated with these efforts. As a result of the restructuring action taken during 2016, as well as improvements in procurement, our Mechanical Products segment saw its operating loss reduced from $1.9 million in 2015 to $74,000 in 2016. We cannot be certain that our efforts to restructure this operation to achieve profitability will be successful. These efforts could require us to utilize additional financial resources to pay severance or fund other costs associated with the restructuring of this operation, which would reduce the amount of our cash and cash equivalents available to fund our short-term working capital requirements.

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

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

During the years ended December 31, 2016 and 2015, Hakuto Co. Ltd., one of our distributors, accounted for 13% and 12% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2016, Texas Instruments Incorporated accounted for 10% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. Our ten largest customers accounted for approximately 50% and 43% of our consolidated net revenues in 2016 and 2015, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition, or results of operations.

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
    changes in demand in the markets we serve outside the ATE market including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunication markets;
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
    costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
    costs and timing of integration of our acquisitions and plant consolidations and relocations;
    excess manufacturing capacity;

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 16% and 13% of consolidated net revenues in 2016 and 2015, respectively. Net revenues from foreign customers totaled $27.2 million, or 68% of consolidated net revenues in 2016, and $24.6 million, or 63% of consolidated net revenues in 2015. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:
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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

    fluctuations in currency exchange rates; and
    the greater difficulty of administering business abroad.

A significant portion of our cash position is maintained overseas.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2016, $1.7 million of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements or we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

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

We have obtained domestic and foreign patents covering some of our products which expire between the years 2017 and 2034, and we have applications pending for additional patents. Some of our products utilize proprietary technology that is not covered by a patent or similar protection, and, in many cases, cannot be protected. We cannot be certain that:

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 1A. RISK FACTORS (Continued)

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

In October 2015, our Board of Directors authorized our management to repurchase up to $5.0 million of our common stock commencing in December 2015.  We may not be able to purchase this amount of shares in the open market or in privately negotiated transactions in compliance with applicable securities regulations.  Future share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have authorized a share repurchase program, we are not required to repurchase the full dollar amount of shares authorized for repurchase and we may reduce or eliminate our share repurchase program in the future. The reduction or elimination of our share repurchase program, particularly if we do not repurchase the full dollar amount of shares authorized under the program, could adversely affect the market price of our common stock. As of December 31, 2016, we had repurchased a total of 283,137 shares at a cost of $1,133,000, including fees paid to our broker. Through February 28, 2017, we had repurchased a total of 297,020 shares at a cost of $1,195,000, including fees paid to our broker.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2016, we leased five facilities worldwide. The following chart provides information regarding each of our principal facilities that we occupied at December 31, 2016:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	August 2021	52,700	Thermal Products segment operations.
Mt. Laurel, NJ	April 2021	54,897	Corporate headquarters and Mechanical Products segment operations.
Fremont, CA	October 2020	15,746	Electrical Products segment operations.

All of our facilities have space to accommodate our needs for the foreseeable future.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

	Sales Price
2016	High	Low
First Quarter	$4.69	$3.43
Second Quarter	4.28	3.48
Third Quarter	4.15	3.65
Fourth Quarter	4.75	3.74

2015
First Quarter	$4.32	$3.73
Second Quarter	5.21	4.01
Third Quarter	4.50	3.76
Fourth Quarter	4.25	3.47

On March 17, 2017, the closing price for our common stock as reported on the NYSE MKT was $6.40. As of March 17, 2017, we had 10,402,058 shares outstanding that were held by approximately 750 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2016 or 2015. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for stock repurchases under the 2015 Stock Repurchase Plan and for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our Board of Directors.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Purchases of Equity Securities

The following table provides information with respect to purchases made by us or on our behalf of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31	16,705	$3.98	16,705	$3,943,000
November 1-30	-	-	-	$3,943,000
December 1-31	15,829	$4.33	15,829	$3,875,000
Total	32,534	$4.15	32,534	$3,875,000

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During 2016 and 2015, we repurchased 241,805 and 41,332 shares under the 2015 Repurchase Plan, respectively. The total cost to repurchase these shares, including fees paid to our broker, was $978,000 and $155,000, respectively. As of December 31, 2016, we had repurchased a total of 283,137 shares under the 2015 Repurchase Plan at a cost of $1.1 million, which included fees paid to our broker of $8,000. All of the repurchased shares were retired. The 2015 Repurchase Plan was suspended in May 2016 and resumed in September 2016.

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

	Years Ended December 31,
	2016	2015	2014	2013	2012
Condensed Consolidated Statement of Operations Data:
	(in thousands, except per share data)
Net revenues	$40,227	$38,889	$41,796	$39,426	$43,376
Gross margin	20,378	18,698	20,462	19,015	19,059
Operating income	4,146	2,562	4,916	3,962	2,996
Net earnings	2,658	1,861	3,439	3,077	2,156
Net earnings per common share:
Basic	$0.26	$0.18	$0.33	$0.30	$0.21
Diluted	$0.26	$0.18	$0.33	$0.30	$0.21
Weighted average common shares outstanding:
Basic	10,314	10,473	10,432	10,364	10,273
Diluted	10,333	10,494	10,466	10,419	10,347

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 6.   SELECTED FINANCIAL DATA (Continued)

	As of December 31,
	2016	2015	2014	2013	2012
Condensed Consolidated Balance Sheet Data:
	(in thousands)
Cash and cash equivalents	$28,611	$25,710	$23,126	$19,018	$15,576
Working capital	32,950	30,205	28,032	24,048	19,996
Total assets	42,844	39,984	38,738	35,481	32,399
Long-term debt, net of current portion	-	-	-	-	-
Total stockholders' equity	37,788	35,925	34,368	31,149	27,820

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received both by product segment and market.

	Years Ended December 31,		Change
Orders:	2016	2015	$	%
Thermal Products	$27,287	$23,296	$3,991	17%
Mechanical Products	9,161	7,065	2,096	30
Electrical Products	8,824	7,087	1,737	25
	$45,272	$37,448	$7,824	21%

ATE market	$31,491	$27,048	$4,443	16%
Non-ATE market	13,781	10,400	3,381	33
	$45,272	$37,448	$7,824	21%

Total consolidated orders for the year ended December 31, 2016 were $45.3 million compared to $37.4 million for 2015. This increase reflects higher levels of demand from both ATE and non-ATE market customers. The increased demand from the ATE market reflects cyclical strengthening within this market, primarily for our Mechanical and Electrical Products segments. In addition, we believe the higher level of increase for our Mechanical Products segment also reflects that certain of this segment's customers were on reduced capital spending budgets for much of 2015, which decreased the amount of new equipment purchases they made last year. We believe one major factor influencing the reduced capital spending in the ATE market during 2015 was the large number of customer consolidations which occurred in our semiconductor manufacturer customer base between late 2014 and early 2016.

The increase in demand from non-ATE markets primarily reflects higher levels of orders from certain of our customers in the telecommunications and defense/aerospace markets, which were partially offset by a reduction in orders from certain customers in the automotive and industrial markets. Our orders from the telecommunications market increased 106% in 2016 as compared to 2015 and were 16% of consolidated 2016 orders as compared to 10% of consolidated 2015 orders and primarily reflected increased demand from the manufacturers of optical transceiver products. As a percent of our total consolidated orders, orders from non-ATE markets were 30% in 2016 compared to 28% in 2015. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At December 31, 2016, our backlog of unfilled orders for all products was approximately $7.4 million compared with approximately $2.4 million at December 31, 2015. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2017. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues both by product segment and market.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Years Ended December 31,		Change
Net revenues:	2016	2015	$	%
Thermal Products	$24,033	$24,084	$ (51)	-%
Mechanical Products	8,309	7,539	770	10
Electrical Products	7,885	7,266	619	9
	$40,227	$38,889	$1,338	3%

ATE market	$28,045	$28,238	$ (193)	(1)%
Non-ATE market	12,182	10,651	1,531	14
	$40,227	$38,889	$1,338	3%

Total consolidated net revenues for the year ended December 31, 2016 were $40.2 million compared to $38.9 million for 2015, reflecting the aforementioned strengthening in demand within the ATE market, primarily for our Mechanical and Electrical Products segments. While our Thermal Products segment experienced an increase in demand from its non-ATE market customers during 2016 as compared to 2015, this increase was offset by declines in demand from this segment's customers in the ATE market. Historically, the impact of shifts in demand within the ATE market for our Thermal Products segment have frequently lagged the impact of such shifts in demand on our Mechanical and Electrical Products segments. We believe this is the case at present and that the decline in the net revenues of our Thermal Products segment from the ATE market during 2016 reflects the seasonal decline in demand that impacted our other two products segments during most of 2015 and into the first half of 2016.

The increased demand from non-ATE market customers during 2016 as compared to 2015 was primarily from certain customers in the telecommunications market and was partially offset by declines in demand from certain customers in the automotive and industrial markets. As a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets were 30% in 2016 compared to 27% in 2015.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For both of the years ended December 31, 2016 and 2015, our OEM sales as a percentage of net revenues were 6%.

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Revenues. Net revenues were $40.2 million for the year ended December 31, 2016 compared to $38.9 million for the same period in 2015, an increase of $1.3 million or 3%. For the year ended December 31, 2016, the net revenues of our Mechanical and Electrical Products segments increased $770,000 or 10% and $619,000 or 9%, respectively, while the net revenues of our Thermal Products segment were relatively unchanged. We believe the increase in our consolidated net revenues during 2016 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 51% for the year ended December 31, 2016 compared to 48% for the same period in 2015. The improvement in gross margin was primarily the result of a $559,000 reduction in our fixed operating costs in 2016 as compared to 2015. This decrease reflects a reduction in staff in our Mechanical Products segment and lower facilities related costs in our Thermal and Mechanical Products segments. The headcount reduction in our Mechanical Products segment was the result of the workforce reduction that we implemented on January 4, 2016, as discussed further in Note 3 to our consolidated financial statements. To a lesser extent, there was also a decrease in depreciation expense as a result of fewer equipment rental units on hand during 2016. In addition to the decrease in the absolute dollar value of our fixed operating costs, these costs were also more fully absorbed due to the higher net revenue levels in 2016 as compared to 2015. As a percentage of net revenues, our fixed operating costs decreased from 15% in 2015 to 13% in 2016. To a lesser extent, the improvement in gross margin during 2016 as compared to 2015 also reflects a reduction in our charges for obsolete and excess inventory and lower direct labor costs, reflecting headcount reductions in our Mechanical Products segment.

Selling Expense. Selling expense was $5.6 million for the year ended December 31, 2016 compared to $5.8 million for the same period in 2015, a decrease of $230,000 or 4%. The decrease in selling expense primarily reflects a reduction in staff in our Mechanical Products segment and lower levels of commissions as a result of changes in customer mix in our Thermal Products segment. These decreases were partially offset by an increase in warranty expense.

Engineering and Product Development Expense. Engineering and product development expense was $3.7 million for the year ended December 31, 2016 compared to $3.9 million for the same period in 2015, a decrease of $275,000 or 7%. The decrease in engineering and product development expense primarily reflects a reduction in staff in our Mechanical Products segment and lower spending on materials used in our research and development activities in all of our product segments.

General and Administrative Expense. General and administrative expense was $7.0 million for the year ended December 31, 2016 compared to $6.4 million for the same period in 2015, an increase of $601,000 or 9%. Our expenses for 2016 included $510,000 for due diligence and transaction-related costs associated with a potential acquisition which we are no longer pursuing and $99,000 of restructuring charges as a result of the aforementioned workforce reduction implemented on January 4, 2016. Our expenses for 2015 included $329,000 for due diligence and transaction-related costs associated with a potential acquisition which did not close. Adjusted to exclude these costs, our general and administrative expense would have increased $321,000, or 5%, for 2016 as compared to 2015. The $321,000 increase primarily reflects higher salary and benefits expense as a result of changes in compensation structure for our executive management team, an increase in stock-based compensation expense as a result of the vesting of restricted stock awards for our independent directors which occurred upon their re-election at our annual meeting of stockholders in June 2016, and a higher level of profit-based bonuses accrued on our results for 2016. These increases were partially offset by a reduction in the use of certain third-party professionals that assist us with various compliance related matters.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Tax Expense. For the year ended December 31, 2016, we recorded income tax expense of $1.5 million compared to $722,000 for the same period in 2015. Our effective tax rate was 37% for 2016 compared to 28% for 2015. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in 2016 as compared to 2015 primarily reflects the federal tax implications of higher actual and deemed dividends from foreign affiliates during 2016.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	December 31,
	2016	2015
Cash and cash equivalents	$28,611	$25,710
Working capital	$32,950	$30,205

As of December 31, 2016, $1.7 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds. On July 26, 2016, we repatriated $921,000 from our German subsidiary. Our effective tax rate for 2016 includes the effect of the additional taxes we expect to incur on these repatriated funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short-term working capital requirements and any future repurchases of shares under the 2015 Repurchase Plan (which is discussed more fully in Note 13 to our consolidated financial statements). However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2016 was $4.3 million. During 2016, we recorded net earnings of $2.7 million, which included non-cash charges of $599,000 for depreciation and amortization, $269,000 for amortization of deferred compensation related to stock-based awards and $226,000 for excess and obsolete inventory charges. During 2016, accounts receivable, accounts payable and inventories increased $1.0 million, $459,000 and $384,000, respectively, compared to the levels at the end of 2015, primarily reflecting the increased level of business activity in 2016. Domestic and foreign income taxes payable increased $549,000 during 2016 reflecting the increase in our profits and reduced net operating loss carryforwards to offset the taxes due on these profits than were available to utilize during 2015. Prepaid expenses and other current assets decreased $295,000 during 2016 primarily reflecting the application of a $242,000 overpayment of federal income taxes during 2015 against our federal income taxes payable for 2016.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Investing Activities. During 2016, purchases of property and equipment were $339,000 which primarily represent additions to leased systems in our Thermal Products segment and computer hardware and software purchases related to a system upgrade for our domestic operations. We have no significant commitments for capital expenditures for 2017; however, depending upon changes in market demand, we may make such purchases as we deem necessary and appropriate.

Financing Activities. During 2016, we utilized $978,000 to repurchase 241,805 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2016 and 2015, we recorded inventory obsolescence charges for excess and obsolete inventory of $226,000 and $342,000, respectively.

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
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. As of December 31, 2016 and 2015, goodwill was $1.7 million. We did not record any impairment charges related to our goodwill during 2016 or 2015.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2016 and 2015, our indefinite-lived intangible asset was a trademark carried at $510,000. We did not record any impairment charges related to our indefinite-lived intangible asset during 2016 or 2015.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2016 and 2015, finite-lived intangibles and long-lived assets were $1.3 million and $1.7 million, respectively. We did not record any impairment charges related to our long-lived assets during 2016 or 2015.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2016 and 2015, we had a net deferred tax asset of $1.1 million and $1.2 million, respectively, and a deferred tax valuation allowance of $0 and $15,000, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2016 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective at a reasonable assurance level.

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

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017, or, if our proxy statement is not filed on or before May 1, 2017, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017, or, if our proxy statement is not filed on or before May 1, 2017, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017, or, if our proxy statement is not filed on or before May 1, 2017, will be filed by that date by an amendment to this Form 10-K.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (Continued)

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2016:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	19,800	$4.37	456,300
Equity compensation plans not approved by security holders	-	-	-
Total	19,800	$4.37	456,300

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the 2014 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017, or, if our proxy statement is not filed on or before May 1, 2017, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017, or, if our proxy statement is not filed on or before May 1, 2017, will be filed by that date by an amendment to this Form 10-K.

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
inTEST Corporation

By: /s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer	March 27, 2017

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert E. Matthiessen Robert E. Matthiessen, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2017

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2017

/s/ Alyn R. Holt Alyn R. Holt, Executive Chairman	March 27, 2017

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 27, 2017

/s/ Joseph W. Dews IV Joseph W. Dews IV, Director	March 27, 2017

/s/ William Kraut William Kraut, Director	March 27, 2017

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws as amended on June 23, 2014. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (4)
10.3	Lease Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (5)
10.4	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (6)
10.5	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (5)
10.6	inTEST Corporation 2014 Stock Plan (7)(*)
10.7	inTEST Corporation 2007 Stock Plan. (8)(*)
10.8	Form of Restricted Stock Award Agreement. (9)(*)
10.9	Form of Non-Qualified Stock Option Agreement. (9)(*)
10.10	Form of Incentive Stock Option Agreement. (9)(*)
10.11	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (10)(*)
10.12	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (10)(*)
10.13	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (11)(*)
10.14	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (12)(*)
10.15	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (12)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (12)(*)
10.17	Compensatory Arrangements of Executive Officers and Directors. (*)(13)
14	Code of Ethics. (14)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated June 23, 2014, File No. 001-36117, filed June 25, 2014, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(7)	Previously filed as an appendix to the Company's Proxy Statement filed April 30, 2014, and incorporated herein by reference.
(8)	Previously filed as an appendix to the Company's Proxy Statement filed April 27, 2007, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2016, File No. 001-36117, filed May 13, 2016, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(13)	Portions of this exhibit were previously filed on the Company's Current Report on Form 8-K dated March 15, 2017, File No. 001-36117, filed March 20, 2017, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016, File No. 001-36117, filed August 12, 2016, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
inTEST Corporation

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule of inTEST Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of inTEST Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

Blue Bell, Pennsylvania
March 27, 2017

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                       December 31,
                                                                   --------------------
                                                                     2016        2015
ASSETS:                                                            ---------   --------
Current assets:
  Cash and cash equivalents                                         $28,611    $25,710
  Trade accounts receivable, net of allowance for
    doubtful accounts of $146 and $146, respectively                  5,377      4,395
  Inventories                                                         3,676      3,520
  Prepaid expenses and other current assets                             342        639
     Total current assets                                            38,006     34,264
Property and equipment:
  Machinery and equipment                                             4,383      4,377
  Leasehold improvements                                                603        603
     Gross property and equipment                                     4,986      4,980
  Less: accumulated depreciation                                     (4,042)    (3,868)
     Net property and equipment                                         944      1,112

Deferred tax assets                                                   1,110      1,245
Goodwill                                                              1,706      1,706
Intangible assets, net                                                  875      1,104
Restricted certificates of deposit                                      175        350
Other assets                                                             28        203
     Total assets                                                   $42,844    $39,984
                                                                    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $ 1,368    $   909
  Accrued wages and benefits                                          1,588      1,466
  Accrued rent                                                          572        657
  Accrued professional fees                                             419        363
  Accrued sales commissions                                             287        297
  Domestic and foreign income taxes payable                             575         26
  Other current liabilities                                             247        341
     Total current liabilities                                        5,056      4,059

Commitments and Contingencies (Notes 9 and 11)

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                      -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,394,018 and 10,549,423 shares issued, respectively              104        105
  Additional paid-in capital                                         25,578     26,286
  Retained earnings                                                  11,671      9,013
  Accumulated other comprehensive earnings                              639        725
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively      (204)      (204)
     Total stockholders' equity                                      37,788     35,925

     Total liabilities and stockholders' equity                     $42,844    $39,984
                                                                    =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2016             2015
                                                          -------          -------
Net revenues                                              $40,227          $38,889
Cost of revenues                                           19,849           20,191
      Gross margin                                         20,378           18,698

Operating expenses:
   Selling expense                                          5,567            5,797
   Engineering and product development expense              3,660            3,935
   General and administrative expense                       7,005            6,404
      Total operating expenses                             16,232           16,136

Operating income                                            4,146            2,562
Other income                                                   61               21

Earnings before income tax expense                          4,207            2,583
Income tax expense                                          1,549              722

      Net earnings                                        $ 2,658          $ 1,861
                                                          =======          =======

Net earnings per common share - basic                      $0.26            $0.18

Weighted average common shares outstanding - basic      10,313,747       10,473,210

Net earnings per common share - diluted                    $0.26            $0.18

Weighted average common shares and common share
  equivalents outstanding - diluted                     10,332,920       10,493,830

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

                                                          Years Ended December 31,
                                                          ------------------------
                                                            2016             2015
                                                          -------          -------
Net earnings                                              $ 2,658          $ 1,861

Foreign currency translation adjustments                      (86)            (268)

Comprehensive earnings                                    $ 2,572          $ 1,593
                                                          =======          =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

                                                                           Accumulated
                                  Common Stock   Additional                   Other                  Total
                               -----------------  Paid-In     Retained    Comprehensive  Treasury Stockholders'
                                 Shares   Amount  Capital     Earnings       Earnings     Stock      Equity
                               ---------- ------ ---------- ------------  -------------  -------- -------------
Balance, January 1, 2015       10,595,755  $ 106   $26,321     $ 7,152       $  993      $  (204)     $34,368

Net earnings                            -      -         -       1,861            -            -        1,861
Other comprehensive loss                -      -         -           -         (268)           -         (268)
Amortization of deferred
  compensation related to
  stock-based awards                    -      -       119           -            -            -          119
Forfeiture of unvested shares
  of restricted stock              (5,000)     -         -           -            -            -            -
Repurchase and retirement of
  common stock                    (41,332)    (1)     (154)          -            -            -         (155)
                               ----------  -----   -------     -------       ------      -------      -------

Balance, December 31, 2015     10,549,423    105    26,286       9,013          725         (204)      35,925

Net earnings                            -      -         -       2,658            -            -        2,658
Other comprehensive loss                -      -         -           -          (86)           -          (86)
Amortization of deferred
  compensation related to
  stock-based awards                    -      -       269           -            -            -          269
Issuance of unvested shares
  of restricted stock              86,400      1        (1)          -            -            -            -
Repurchase and retirement of
  common stock                   (241,805)    (2)     (976)          -            -            -         (978)
                               ----------  -----   -------     -------       ------      -------      -------

Balance, December 31, 2016     10,394,018  $ 104   $25,578     $11,671       $  639      $  (204)     $37,788
                               ==========  =====   =======     =======       ======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                                            2016             2015
                                                                          -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                            $ 2,658          $ 1,861
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                             599              754
    Provision for excess and obsolete inventory                               226              342
    Foreign exchange loss                                                      16               33
    Amortization of deferred compensation related to stock-based awards       269              119
    Loss on sale of property and equipment                                      -               15
    Proceeds from sale of demonstration equipment, net of gain                129              214
    Deferred income tax expense                                               135              168
    Changes in assets and liabilities:
      Trade accounts receivable                                            (1,009)             570
      Inventories                                                            (384)            (113)
      Prepaid expenses and other current assets                               295             (174)
      Restricted certificates of deposit                                      175                -
      Other assets                                                            178              (15)
      Accounts payable                                                        459             (324)
      Accrued wages and benefits                                              126              (36)
      Accrued rent                                                            (85)              42
      Accrued professional fees                                                57              (25)
      Accrued sales commissions                                               (10)             (31)
      Domestic and foreign income taxes payable                               549                4
      Other current liabilities                                               (95)              94
                                                                          -------          -------
Net cash provided by operating activities                                   4,288            3,498
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                         (339)            (599)
                                                                          -------          -------
Net cash used in investing activities                                        (339)            (599)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock                                                (978)            (155)
                                                                          -------          -------
Net cash used in financing activities                                        (978)            (155)
                                                                          -------          -------
Effects of exchange rates on cash                                             (70)            (160)
                                                                          -------          -------
Net cash provided by all activities                                         2,901            2,584
Cash and cash equivalents at beginning of period                           25,710           23,126
                                                                          -------          -------
Cash and cash equivalents at end of period                                $28,611          $25,710
                                                                          =======          =======
Cash payments for:
  Domestic and foreign income taxes                                       $   635          $   792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock                           $   369          $     -
Forfeiture of unvested shares of restricted stock                         $     -          $   (20)

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

The semiconductor market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semiconductor market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. In January 2016, we implemented a workforce reduction, as discussed further in Note 3, which was a key element in restructuring our Mechanical Products segment with the goal of returning this segment to profitability. These efforts were substantially completed during 2016 and we did not incur any further significant costs associated with these efforts. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire. In addition, if we are able to complete an acquisition, we may not be able to successfully integrate the acquired business with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded in either of the years ended December 31, 2016 or 2015. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $226 and $342 for the years ended December 31, 2016 and 2015, respectively.

Property and Equipment

Machinery and equipment are stated at cost. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $370 and $465 for the years ended December 31, 2016 and 2015, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2016.

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

Foreign Currency

For our foreign subsidiary whose functional currency is not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2016 and 2015, foreign currency transaction losses were $16 and $33, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2016	2015

Weighted average common shares outstanding - basic	10,313,747	10,473,210
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	19,173	20,620
Weighted average common shares outstanding - diluted	10,332,920	10,493,830
Average number of potentially dilutive securities excluded from calculation	18,658	-

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In November 2015, the Financial Accounting Standards Board (the "FASB") issued amendments to update the current guidance on the balance sheet classification of deferred taxes which is presented in ASC Topic 740 (Income Taxes). The purpose of the amendments is to simplify the presentation of deferred tax assets. This guidance requires deferred tax assets and liabilities, along with related valuation allowances, to be classified as noncurrent on the balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The amendments are effective for us as of January 1, 2017. Early application is permitted. We elected early application of this guidance effective January 1, 2016. The implementation of these amendments did not have a material impact on our consolidated financial statements. Prior year amounts have been reclassified to be consistent with the current year presentation.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In January 2017, the FASB issued amendments to the guidance on accounting for goodwill impairment. The amendments simplify the accounting for goodwill impairment by removing Step II of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the amendments, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments will be applied prospectively and are effective for us as of January 1, 2020, with early application permitted beginning January 1, 2017. We do not expect the implementation of the amendments to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued amendments to clarify the current guidance on the definition of a business. The objective of the amendments is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for us as of January 1, 2018 with early application permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued amendments to the guidance on presentation of restricted cash within the statement of cash flows. The amendments require that restricted cash be included within cash and cash equivalents on the statement of cash flows. The amendments are effective for us as of January 1, 2018, and are to be applied retrospectively. Early application is permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. Subsequent to May, 2014, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. This guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers). This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us as of January 1, 2018. Early application is only permitted as of the prior effective date, which in our case would be as of January 1, 2017. We currently plan to implement this new guidance on January 1, 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. During the fourth quarter of 2016, we completed a preliminary review of all our revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. Our implementation process is ongoing; however, based on the results of our assessment to date, we currently do not expect the implementation of this new guidance to have a significant impact on the timing or amount of revenue we recognize in any given period in comparison to the amount recognized under current guidance.

(3)   RESTRUCTURING CHARGES

In recent years, our Mechanical Products segment has experienced significant operating losses. We have undertaken actions at various times over the last few years to address these losses. On January 4, 2016, we implemented a workforce reduction which resulted in our recording a restructuring charge of $99 in the first quarter of 2016, which is included in general and administrative expense in our statements of operations. This entire amount was paid out in the first quarter of 2016.

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008 and Thermonics, Inc. ("Thermonics") in January 2012.

Goodwill

All of our goodwill is allocated to our Thermal Products segment. There were no changes in the amount of the carrying value of goodwill for the year ended December 31, 2016.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

Intangible Assets

The following table provides further detail about our intangible assets as of December 31, 2016 and 2015:

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,328	$ 152
Patented technology	590	424	166
Software	270	223	47
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,115	365
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,115	$ 875

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,166	$ 314
Patented technology	590	386	204
Software	270	196	74
Trade name	140	138	2
Total finite-lived intangible assets	2,480	1,886	594
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$1,886	$1,104

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our finite-lived assets have any residual value. The following table provides further information about the estimated useful lives of our finite-lived intangible assets as of December 31, 2016:

	Estimated Useful Life	Remaining Estimated Useful Life at Dec. 31, 2016
	- - - - (in months) - - - -
Finite-lived intangible assets resulting from the acquisition of Sigma:
Customer relationships	72	-
Software	120	21.0
Patented technology	60	-
Finite-lived intangible assets resulting from the acquisition of Thermonics:
Customer relationships	72	12.5
Trade name	48	-
Patented technology	132	72.5

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(4)   GOODWILL, INTANGIBLE AND LONG-LIVED ASSETS (Continued)

Total amortization expense for the years ended December 31, 2016 and 2015 was $229 and $289, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2017	$212
2018
65
2019
39
2020
30
2021
15

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2016 and 2015, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rates used in 2016 and 2015 for the discounted cash flows were 18.5% and 20.0%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2016 and 2015, we performed a Step I test to identify potential impairment, in which the fair value of the Thermal Products reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value.

During the indefinite life intangible asset impairment assessment in both 2016 and 2015, we compared the fair value of our intangible asset with its carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2016 and 2015.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During December 2015, due to continued operating losses experienced in our Mechanical Products segment, we assessed the long-lived assets of this segment for impairment. Our assessment indicated that the property and equipment that is allocated to this segment was not impaired. During 2016, the operations of the Mechanical Products segment were substantially restructured. However, as this segment still experienced an operating loss for 2016, we performed an assessment of the long-lived assets of this segment for impairment during December 2016. Our assessment indicated that the property and equipment that is allocated to this segment was not impaired. During 2016 and 2015, we did not review our Thermal and Electrical Products segment's long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(5)   MAJOR CUSTOMERS

During the years ended December 31, 2016 and 2015, Hakuto Co. Ltd., one of our distributors, accounted for 13% and 12% of our consolidated net revenues, respectively. These revenues were generated by our Thermal Products segment. During the year ended December 31, 2016, Texas Instruments Incorporated accounted for 10% of our consolidated net revenues. While all three of our operating segments sold products to this customer, these revenues were primarily generated by our Mechanical Products and Electrical Products segments. During the years ended December 31, 2016 and 2015, no other customer accounted for 10% or more of our consolidated net revenues.

(6)   INVENTORIES

Inventories held at December 31 were comprised of the following:

	2016	2015
Raw materials	$2,695	$2,535
Work in process	728	295
Inventory consigned to others	81	119
Finished goods	172	571
Total inventories	$3,676	$3,520

(7)  OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2016	2015
Accrued warranty	$125	$ 94
Deferred revenue and customer deposits	74	173
Other	48	74
Total other current liabilities	$247	$341

(8)   DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2016 and 2015 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2016	Dec. 31, 2015
Mt. Laurel, NJ	3/29/2010	3/31/2018	4/30/2021	$125	$250
Mansfield, MA	10/27/2010	11/08/2017	8/31/2021	50	100
				$175	$350

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(9)  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2021. Total rental expense for the years ended December 31, 2016 and 2015 was $1,241 and $1,351, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2016 are as follows:

2017	$1,164
2018	1,224
2019	1,216
2020	1,172
2021	508
Total	$5,284

(10)  INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries. As of December 31, 2016 and 2015, there were no cumulative undistributed earnings of our foreign subsidiaries for which U.S. income taxes have not been provided.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2016	2015
Domestic	$3,345	$1,868
Foreign	862	715
Total	$4,207	$2,583

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2016	2015
Current
Domestic -- Federal	$1,295	$ 523
Domestic -- state	74	45
Foreign	45	(14)
Total	$1,414	$ 554
Deferred
Domestic -- Federal	$ (39)	$ 12
Domestic -- state	10	(9)
Foreign	164	165
Total	135	168
Income tax expense	$1,549	$ 722

Deferred income taxes reflect the net tax effect of net operating loss and credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015:

	December 31,
Deferred tax assets:	2016	2015
Depreciation of property and equipment	$ 580	$ 580
Intangibles	311	279
Inventories	182	186
Accrued vacation pay and stock-based compensation	161	151
Net operating loss ("NOL") (state and foreign)	71	264
Allowance for doubtful accounts	55	55
Acquisition costs	28	31
Accrued warranty	9	5
Other	7	13
Total	1,404	1,564
Valuation allowance	-	(15)
Deferred tax assets	1,404	1,549
Deferred tax liabilities:
Net intangible assets	(212)	(222)
Unremitted earnings of foreign subsidiaries	(82)	(82)
Deferred tax liabilities	(294)	(304)
Net deferred tax assets	$1,110	$1,245

The net change in the valuation allowance for the years ended December 31, 2016 and 2015 were decreases of $15 and $85, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and credit carryforwards which expire in various years through 2036.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(10)  INCOME TAXES (Continued)

An analysis of the effective tax rate for the years ended December 31, 2016 and 2015 and a reconciliation from the expected statutory rate of 34% is as follows:

	Years Ended December 31,
	2016	2015
Expected income tax provision at U.S. statutory rate	$1,430	$ 878
Increase (decrease) in tax from:
Foreign income tax rate differences	(258)	(64)
Current year tax credits (foreign and research)	(140)	(207)
Domestic production activities deduction	(112)	(68)
Changes in valuation allowance	(15)	(85)
Deemed dividend from foreign subsidiaries	396	151
NOL carryforwards utilized	180	99
Domestic tax expense, net of Federal benefit	55	33
Nondeductible expenses	14	15
Other	(1)	(30)
Income tax expense	$1,549	$ 722

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2016 and 2015, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities. During the first quarter of 2017, the U.S. taxing authority completed an examination of our federal income tax return for the year ended December 31, 2014 and there were no changes to the tax return as originally filed.

(11)  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(12)  STOCK-BASED COMPENSATION PLAN

As of December 31, 2016, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan") and the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007 and permits the granting of stock options or restricted stock for up to 500,000 shares of our common stock to officers, other key employees and consultants. As of December 31, 2016, there were no remaining shares available to grant under the 2007 Stock Plan. The 2014 Stock Plan was approved at our annual meeting of stockholders held on June 25, 2014 and permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. As of December 31, 2016, there were 456,300 shares available to grant under the 2014 Stock Plan.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  STOCK-BASED COMPENSATION PLAN (Continued)

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of December 31, 2016, total compensation expense to be recognized in future periods was $316. The weighted average period over which this expense is expected to be recognized is 2.5 years.

The following table summarizes the compensation expense we recorded during 2016 and 2015, related to unvested shares of restricted stock and stock options.

	Years Ended December 31,
	2016	2015
Cost of revenues	$ 10	$ 10
Selling expense	6	5
Engineering and product development expense	11	10
General and administrative expense	242	94
	$269	$119

There was no compensation expense capitalized in 2016 or 2015.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

No stock options were granted during 2015. The fair value for stock options granted during 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	1.30%
Dividend yield	0.00%
Expected common stock market price volatility factor	.40
Weighted average expected life of stock options (years)	4

The per share weighted average fair value of stock options issued during 2016 was $1.43.

The following table summarizes the activity related to stock options for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2016	-	$ -
Granted	19,800	4.37
Exercised	-	-
Canceled	-	-
Options outstanding, December 31, 2016 (none exercisable)	19,800	4.37

Restricted Stock Awards

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(12)  STOCK-BASED COMPENSATION PLAN (Continued)

The following table summarizes the activity related to unvested shares for the two years ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2015	101,875	$3.66
Granted	-	-
Vested	(33,125)	3.65
Forfeited	(5,000)	3.97
Unvested shares outstanding, December 31, 2015	63,750	3.64
Granted	86,400	4.27
Vested	(53,125)	3.94
Forfeited	-	-
Unvested shares outstanding, December 31, 2016	97,025	4.04

The total fair value of the shares that vested during the years ended December 31, 2016 and 2015 was $208 and $138, respectively, as of the vesting dates of these shares.

(13)  STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During 2016 and 2015, we repurchased 241,805 and 41,332 shares under the 2015 Repurchase Plan, respectively. The total cost to repurchase these shares, including fees paid to our broker, was $978 and $155, respectively. As of December 31, 2016, we had repurchased a total of 283,137 shares under the 2015 Repurchase Plan at a cost of $1,133, which included fees paid to our broker of $7. All of the repurchased shares were retired. The 2015 Repurchase Plan was suspended in May 2016 and resumed in September 2016.

(14)  EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. (the "inTEST 401(k) Plan"). All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2016 and 2015, we recorded $347 and $329 of expense for matching contributions, respectively.

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

	Years Ended December 31,
	2016	2015
Net revenues from unaffiliated customers:
Thermal Products	$24,033	$24,084
Mechanical Products	8,309	7,539
Electrical Products	7,885	7,266
	$40,227	$38,889
Depreciation/amortization:
Thermal Products	$ 440	$ 581
Mechanical Products	58	79
Electrical Products	101	94
	$ 599	$ 754
Operating income (loss):
Thermal Products	$4,210	$4,517
Mechanical Products	(74)	(1,902)
Electrical Products	1,063	673
Corporate	(1,053)	(726)
	$4,146	$2,562
Earnings (loss) before income tax expense (benefit):
Thermal Products	$4,193	$4,479
Mechanical Products	(72)	(1,874)
Electrical Products	1,093	704
Corporate	(1,007)	(726)
	$4,207	$2,583
Income tax expense (benefit):
Thermal Products	$1,544	$1,252
Mechanical Products	(26)	(524)
Electrical Products	402	197
Corporate	(371)	(203)
	$1,549	$ 722
Net earnings (loss):
Thermal Products	$2,649	$3,227
Mechanical Products	(46)	(1,350)
Electrical Products	691	507
Corporate	(636)	(523)
	$2,658	$1,861

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(15)  SEGMENT INFORMATION (Continued)

	Years Ended December 31,
	2016	2015
Capital expenditures:
Thermal Products	$ 262	$ 389
Mechanical Products	44	101
Electrical Products	33	109
	$ 339	$ 599

	December 31,
	2016	2015
Identifiable assets:
Thermal Products	$19,893	$16,983
Mechanical Products	18,359	19,733
Electrical Products	4,592	3,268
	$42,844	$39,984

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2016	2015
Net revenues from unaffiliated customers:
U.S.	$13,061	$14,294
Foreign	27,166	24,595
	$40,227	$38,889

	December 31,
	2016	2015
Property and equipment:
U.S.	$ 691	$ 797
Foreign	253	315
	$ 944	$1,112

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2016. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(16)  QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited) (Continued)

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the semiconductor and ATE markets. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/16	6/30/16	9/30/16	12/31/16	Total
Net revenues	$ 8,647	$10,485	$10,823	$10,272	$40,227
Gross margin	4,067	5,329	5,577	5,405	20,378
Earnings before income tax expense	124	749	1,721	1,613	4,207
Income tax expense	43	263	631	612	1,549
Net earnings	81	486	1,090	1,001	2,658

Net earnings per common share - basic	$0.01	$0.05	$0.11	$0.10	$0.26
Weighted average common shares outstanding - basic	10,390,002	10,295,836	10,295,447	10,273,702	10,313,747
Net earnings per common share - diluted	$0.01	$0.05	$0.11	$0.10	$0.26
Weighted average common shares outstanding - diluted	10,404,244	10,310,692	10,318,715	10,297,439	10,332,920

	Quarters Ended
	3/31/15	6/30/15	9/30/15	12/31/15	Total
Net revenues	$10,188	$11,559	$ 9,203	$ 7,939	$38,889
Gross margin	4,918	5,846	4,323	3,611	18,698
Earnings (loss) before income tax expense (benefit)	671	1,659	407	(154)	2,583
Income tax expense (benefit)	233	579	97	(187)	722
Net earnings	438	1,080	310	33	1,861

Net earnings per common share - basic	$0.04	$0.10	$0.03	$0.00	$0.18
Weighted average common shares outstanding - basic	10,465,414	10,471,888	10,473,928	10,481,612	10,473,210
Net earnings per common share - diluted	$0.04	$0.10	$0.03	$0.00	$0.18
Weighted average common shares outstanding - diluted	10,483,527	10,494,457	10,498,911	10,498,369	10,493,830

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2016
Allowance for doubtful accounts	146	-	-	146
Warranty reserve	94	125	(94)	125

Year Ended December 31, 2015
Allowance for doubtful accounts	146	-	-	146
Warranty reserve	118	67	(91)	94