Form 10-Q
period 2017-03-31
INTEST CORP
filed 2017-05-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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
Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 28, 2017:

10,402,058

____________________________

inTEST CORPORATION

INDEX

                                                                 PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     Mar. 31,   Dec. 31,
                                                                       2017       2016
                                                                    ---------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $27,455    $28,611
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                            9,817      5,377
  Inventories                                                          3,921      3,676
  Prepaid expenses and other current assets                              374        342
     Total current assets                                             41,567     38,006
Property and equipment:
  Machinery and equipment                                              4,418      4,383
  Leasehold improvements                                                 604        603
     Gross property and equipment                                      5,022      4,986
  Less: accumulated depreciation                                      (4,088)    (4,042)
     Net property and equipment                                          934        944
Deferred tax assets                                                    1,116      1,110
Goodwill                                                               1,706      1,706
Intangible assets, net                                                   822        875
Restricted certificates of deposit                                       175        175
Other assets                                                              33         28

     Total assets                                                    $46,353    $42,844
                                                                     =======    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,833    $ 1.368
  Accrued wages and benefits                                           1,191      1,588
  Accrued rent                                                           544        572
  Accrued professional fees                                              408        419
  Accrued sales commissions                                              435        287
  Domestic and foreign income taxes payable                            1,625        575
  Other current liabilities                                              397        247
     Total current liabilities                                         6,433      5,056

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,435,135 and 10,394,018 shares issued, respectively               104        104
  Additional paid-in capital                                          25,604     25,578
  Retained earnings                                                   13,749     11,671
  Accumulated other comprehensive earnings                               667        639
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       39,920     37,788

     Total liabilities and stockholders' equity                      $46,353    $42,844
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   -------------------
                                                                     2017       2016
                                                                   --------   --------

Net revenues                                                        $14,180    $ 8,647
Cost of revenues                                                      6,452      4,580
                                                                    -------    -------
Gross margin                                                          7,728      4,067
                                                                    -------    -------

Operating expenses:
  Selling expense                                                     1,668      1,335
  Engineering and product development expense                           935        991
  General and administrative expense                                  1,994      1,645
                                                                    -------    -------
Total operating expenses                                              4,597      3,971
                                                                    -------    -------

Operating income                                                      3,131         96
Other income                                                             41         28
                                                                    -------    -------

Earnings before income tax expense                                    3,172        124
Income tax expense                                                    1,094         43
                                                                    -------    -------
Net earnings                                                        $ 2,078    $    81
                                                                    =======    =======

Net earnings per common share - basic                                 $0.20      $0.01

Weighted average common shares outstanding - basic               10,264,565 10,390,002

Net earnings per common share - diluted                               $0.20      $0.01

Weighted average common shares and common share
 equivalents outstanding - diluted                               10,295,337 10,404,244

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
                                                                  2017       2016
                                                                --------   -------
Net earnings                                                     $2,078     $   81

Foreign currency translation adjustments                             28        108
                                                                 ------     ------

Comprehensive earnings                                           $2,106     $  189
                                                                 ======     ======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                               Shares   Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2017     10,394,018  $ 104   $25,578   $11,671     $  639      $(204)    $37,788

Net earnings                          -      -         -     2,078          -          -       2,078

Other comprehensive
  income                              -      -         -         -         28          -          28

Amortization of deferred
  compensation related
  to stock-based awards               -      -        88         -          -          -          88

Issuance of unvested shares
  of restricted stock            55,000      -         -         -          -          -           -

Repurchase and retirement
  of common stock               (13,883)     -       (62)        -          -          -         (62)
                             ----------  -----   -------   -------     ------      -----     -------

Balance, March 31, 2017      10,435,135  $ 104   $25,604   $13,749     $  667      $(204)    $39,920
                             ==========  =====   =======   =======     ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                   2017       2016
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 2,078    $    81
Adjustments to reconcile net earnings to net cash used in
 operating activities:
  Depreciation and amortization                                                      150        160
  Provision for excess and obsolete inventory                                         47         69
  Foreign exchange gain                                                              (12)       (10)
  Amortization of deferred compensation related to stock-based awards                 88         39
  Proceeds from sale of demonstration equipment, net of gain                          31         47
  Deferred income tax expense (benefit)                                               (6)        25
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (4,423)      (907)
    Inventories                                                                     (291)         7
    Prepaid expenses and other current assets                                        (31)        29
    Other assets                                                                      (5)        (7)
    Accounts payable                                                                 465        456
    Accrued wages and benefits                                                      (400)      (299)
    Accrued rent                                                                     (28)       (51)
    Accrued professional fees                                                        (11)         -
    Accrued sales commissions                                                        148         19
    Domestic and foreign income taxes payable                                      1,050         23
    Other current liabilities                                                        150          -
                                                                                 -------    -------
Net cash used in operating activities                                             (1,000)      (319)
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                (114)       (38)
                                                                                 -------    -------
Net cash used in investing activities                                               (114)       (38)
                                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchases of common stock                                                        (62)      (471)
                                                                                 -------    -------
Net cash used in financing activities                                                (62)      (471)
                                                                                 -------    -------

Effects of exchange rates on cash                                                     20         69
                                                                                 -------    -------

Net cash used in all activities                                                   (1,156)      (759)
Cash and cash equivalents at beginning of period                                  28,611     25,710
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $27,455    $24,951
                                                                                 =======    =======

Cash payments for:
  Domestic and foreign income taxes                                              $    39    $     2

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

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. During 2016, we reorganized our business from three product segments (Thermal Products, Mechanical Products and Electrical Products) into two product segments (inTEST Thermal Solutions ("iTS") and inTEST Electromechanical Semiconductor Products ("EMS")). Certain operational changes undertaken in the first quarter of 2016 in connection with this reorganization are discussed further in Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the "2016 Form 10-K"). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany and Singapore.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our 2016 Form 10-K.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $47 and $69 for the three months ended March 31, 2017 and 2016, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2017.

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

In addition, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding - basic	10,264,565	10,390,002
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	30,772	14,242
Weighted average common shares and common share equivalents outstanding - diluted	10,295,337	10,404,244

Average number of potentially dilutive securities excluded from calculation	47,260	15,231

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In March 2016, the Financial Accounting Standards Board (the "FASB") issued amendments to the current guidance on accounting for stock-based compensation issued to employees which is contained in ASC Topic 718 (Compensation - Stock Compensation). The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments were effective for us as of January 1, 2017. The implementation of these amendments did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued amendments to update the current guidance on the subsequent measurement of inventory, which is presented in ASC Topic 330 (Inventory). The purpose of the amendments is to simplify the subsequent measurement of inventory and reduce the number of potential outcomes. It applies to all inventory other than inventory measured using last-in, first-out or the retail inventory method. Current guidance requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less a normal profit margin. The updated guidance amends this to require that an entity measure inventory within the scope of the updated guidance at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments were effective for us as of January 1, 2017. The implementation of these amendments did not have a material impact on our consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 2017, the FASB issued amendments to clarify the current guidance on the definition of a business. The objective of the amendments is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments are effective for us as of January 1, 2018, with early application permitted. We do not expect the implementation of these amendments to have a material impact on our consolidated financial statements.

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

Goodwill

All of our goodwill is allocated to our iTS product segment. There was no change in the amount of the carrying value of goodwill for the three months ended March 31, 2017.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

The following tables provide further detail about our intangible assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,365	$ 115
Patented technology	590	434	156
Software	270	229	41
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,168	312
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,168	$ 822

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,328	$ 152
Patented technology	590	424	166
Software	270	223	47
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,115	365
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,115	$ 875

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for the three months ended March 31, 2017 and 2016 was $53 and $59, respectively. The following table sets forth the estimated annual amortization expense for our finite-lived intangible assets for each of the next five years:

2017 (remainder)	$158
2018	$ 65
2019	$ 39
2020
$ 30
2021
$ 15

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  MAJOR CUSTOMERS

During the three months ended March 31, 2017, Texas Instruments Incorporated accounted for 13% of our consolidated net revenues. While both of our product segments sold to this customer, these revenues were primarily generated by our EMS product segment. During the three months ended March 31, 2017 and 2016, Hakuto Co., Ltd., one of our distributors, accounted for 13% and 15% of our consolidated net revenues, respectively. These revenues were generated by our iTS product segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2017 and 2016.

(5)  INVENTORIES

Inventories held at March 31, 2017 and December 31, 2016 were comprised of the following:

	Mar. 31, 2017	Dec. 31, 2016
Raw materials	$2,576	$2,695
Work in process	891	728
Inventory consigned to others	80	81
Finished goods	374	172
Total inventories	$3,921	$3,676

(6)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2017 and December 31, 2016 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2017	Dec. 31, 2016
Mt. Laurel, NJ	3/29/2010	3/31/2018	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2017	8/23/2021	50	50
				$175	$175

(7)   STOCK-BASED COMPENSATION

As of March 31, 2017, we have unvested restricted stock awards and stock options granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2016 Form 10-K.

As of March 31, 2017, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $830. The weighted average period over which this expense is expected to be recognized is 3.1 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2017 and 2016, respectively, related to stock-based compensation:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION (Continued)

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$ 3	$ 3
Selling expense	-	1
Engineering and product development expense	3	2
General and administrative expense	82	33
	$ 88	$ 39

There was no stock-based compensation expense capitalized in the three months ended March 31, 2017 or 2016.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, during January 2016, we granted 22,500 shares of restricted stock to three of our independent directors which vested 100% upon the re-election of these directors at our annual meeting of stockholders in June 2016. The total compensation expense related to the shares granted in 2016 was $98, and it was recorded upon the re-election of these directors. In March 2017, we granted 22,500 shares of restricted stock to these same directors. These shares vested 25% upon the grant date and will vest an additional 25% at each of June 30, September 30, and December 31, 2017. The total compensation expense related to these shares is $143 and it will be recorded as the shares vest during 2017.

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2017	97,025	$4.04
Granted	55,000	6.35
Vested	(20,975)	4.56
Forfeited	-	-
Unvested shares outstanding, March 31, 2017	131,050	4.92

The total fair value of the shares that vested during the three months ended March 31, 2017 and 2016 was $105 and $22, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)   STOCK-BASED COMPENSATION (Continued)

	2017	2016
Risk-free interest rate	2.14%	1.30%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	0.39	0.40
Weighted average expected life of stock options (years)	6	4

The per share weighted average fair value of stock options issued during the three months ended March 31, 2017 and 2016 was $2.64 and $1.43, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2017 (none exercisable)	19,800	$4.37
Granted	96,000	6.35
Vested	-	-
Forfeited	-	-
Options outstanding, March 31, 2017 (4,950 exercisable)	115,800	6.01

(8)   STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"), or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans, including the 10b5-1 Plan that is currently in place which was entered into on August 8, 2016, and provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the three months ended March 31, 2017 and 2016, we repurchased 13,883 and 114,688 shares under the 2015 Repurchase Plan, respectively. The total cost to repurchase these shares was $62 and $471, respectively. As of March 31, 2017, we had repurchased a total of 297,020 shares under the 2015 Repurchase Plan at a cost of $1,195. All of the repurchased shares were retired.

(9)   EMPLOYEE BENEFIT PLANS

We have a defined contribution 401(k) plan for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2017 and 2016, we recorded $163 and $160 of expense for matching contributions, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(10)  SEGMENT INFORMATION

As discussed in Note 1, during 2016, we reorganized our business from three product segments (Thermal Products, Mechanical Products and Electrical Products) into two product segments (iTS and EMS). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.

iTS includes the operations of Temptronic Corporation, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), and inTEST Pte, Limited (Singapore). Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines. In addition, this segment provides post-warranty service and support.

EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide, and both segments sell their products both domestically and internationally. Both segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. iTS also sells into a variety of markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

	Three Months Ended March 31,
Net revenues:	2017	2016
iTS	$ 7,776	$5,194
EMS	6,404	3,453
	$14,180	$8,647
Earnings (loss) before income tax expense (benefit):
iTS	$1,846	$ 573
EMS	1.698	(349)
Corporate	(372)	(100)
	$3.172	$ 124
Net earnings (loss):
iTS	$1,210	$ 373
EMS	1,112	(227)
Corporate	(244)	(65)
	$2,078	$ 81

	Mar. 31, 2017	Dec. 31, 2016
Identifiable assets:
iTS	$15,958	$19,893
EMS	30,395	22,951
	$46,353	$42,844

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(10)  SEGMENT INFORMATION (Continued)

	Three Months Ended March 31,
	2017	2016
Net revenues:
U.S.	$ 2,886	$2,727
Foreign	11,294	5,920
	$14,180	$8,647

	Mar. 31, 2017	Dec. 31, 2016
Property and equipment:
U.S.	$ 688	$ 691
Foreign	246	253
	$ 934	$ 944

____________________________________

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this discussion and analysis contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2016 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by Management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2016 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2016 Form 10-K.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As part of our ongoing strategy to reduce the impact of ATE market volatility on our business operations, we continue to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. While market share statistics exist for some of the markets we serve outside the ATE market, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these non-ATE markets that may affect our performance. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

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

In addition, in recent periods we have seen instances where demand for ATE is not consistent for each of our product segments or for any given product within a particular product segment. This inconsistency in demand for ATE can be driven by a number of factors, but in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market.

Three Months Ended March 31,			Change		Three Months Ended December 31,	Change
2017		2016	$	%	2016	$	%
Orders:
iTS	$ 7,260	$5,116	$2,144	42%	$ 6,669	$ 591	9%
EMS	7,772	4,722	3,050	65%	4,884	2,888	59%
	$15,032	$9,838	$5,194	53%	$11,553	$3,479	30%

ATE market	$11,559	$7,847	$3,712	47%	$ 8,419	$3,140	37%
Non-ATE market	3,473	1,991	1,482	74%	3,134	339	11%
	$15,032	$9,838	$5,194	53%	$11,553	$3,479	30%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total consolidated orders for the quarter ended March 31, 2017 were $15.0 million compared to $9.8 million for the same period in 2016 and $11.6 million for the quarter ended December 31, 2016. This increase reflects higher levels of demand from both ATE and non-ATE market customers. The increase from ATE market customers reflects, in part, demand driven by the increasing number of ICs utilized in the automotive industry and the need to test those ICs. In addition, demand for ATE is also being driven by products which enable the Internet of Things (IoT) and the increasing number of ICs in consumer electronics and industrial applications.

The increase in demand from non-ATE markets primarily reflects higher levels of orders from certain of our customers in the telecommunications market. Our orders from the telecommunications market increased 128% in the first quarter of 2017 as compared to the same period in 2016 and primarily reflect increased demand from the manufacturers of optical transceiver products. To a lesser extent there were also increases in demand from the defense/aerospace and automotive markets. As a percent of our total consolidated orders, orders from non-ATE markets were 23% in the first quarter of 2017 compared to 20% for the same period in 2016 and 27% for the fourth quarter of 2016. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At March 31, 2017, our backlog of unfilled orders for all products was approximately $8.2 million compared with approximately $3.5 million at March 31, 2016 and $7.4 million at December 31, 2016. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2017. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market.

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2017	2016	$	%	2016	$	%
Net revenues:
iTS	$ 7,776	$5,194	$2,582	50%	$ 6,604	$1,172	18%
EMS	6,404	3,453	2,951	85%	3,668	2,736	75%
	$14,180	$8,647	$5,533	64%	$10,272	$3,908	38%

ATE market	$10,439	$6,069	$4,370	72%	$ 5,977	$4,462	75%
Non-ATE market	3,741	2,578	1,163	45%	4,295	(554)	(13)%
	$14,180	$8,647	$5,533	64%	$10,272	$3,908	38%

Total consolidated net revenues for the quarter ended March 31, 2017 were $14.2 million compared to $8.6 million for the same period in 2016 and $10.3 million for the quarter ended December 31, 2016, reflecting the aforementioned strengthening in demand within the ATE and non-ATE markets. As a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets were 26% in the first quarter of 2017 compared to 30% for the same period in 2016 and 42% for the fourth quarter of 2016.

Product/Customer Mix

Both of our product segments each have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal Products segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the quarters ended March 31, 2017 and 2016, our OEM sales as a percentage of net revenues were 12% and 6%, respectively.

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

Results of Operations

The results of operations for our two product segments are generally affected by the same factors. Separate discussions and analyses for each product segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016

Net Revenues. Net revenues were $14.2 million for the quarter ended March 31, 2017 compared to $8.6 million for the same period in 2016, an increase of $5.5 million, or 64%. We believe the increase in our net revenues during the first quarter of 2017 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 55% for the quarter ended March 31, 2017 as compared to 47% for the same period in 2016. Although our fixed operating costs increased $102,000 in absolute dollar terms, they were more fully absorbed due to the higher net revenue levels and, as a result, represented 10% of our net revenues for the first quarter of 2017 as compared to 16% for the same period in 2016. The $102,000 increase in the absolute dollar value of these costs primarily reflects higher salary and benefits expense for iTS as a result of an increased use of temporary labor for operations support due to the increased order and shipment activity.

Selling Expense. Selling expense was $1.7 million for the quarter ended March 31, 2017 compared to $1.3 million for the same period in 2016, an increase of $333,000, or 25%. The increase primarily reflects higher levels of commission expense reflecting the higher net revenues, and to a lesser extent, an increase in travel expense for iTS.

Engineering and Product Development Expense. Engineering and product development expense was $935,000 for the first quarter of 2017 compared to $991,000 for the same period in 2016, a decrease of $56,000, or 6%. The decrease in engineering and product development expense primarily reflects decreased spending on materials used in new product development for iTS.

General and Administrative Expense. General and administrative expense was $2.0 million for the first quarter of 2017 compared to $1.6 million for the same period in 2016, an increase of $349,000, or 21%. The increase primarily reflects higher salary and benefits expense and an increase in accruals for profit related bonuses. To a lesser extent there was also an increase in travel costs and professional fees.

Income Tax Expense. For the quarter ended March 31, 2017, we recorded income tax expense of $1.1 million compared to $43,000 for the same period in 2016. Our effective tax rate was 35% in each of the quarters ended March 31, 2017 and 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	Mar. 31, 2017	Dec. 31, 2016
Cash and cash equivalents	$27,455	$28,611
Working capital	$35,134	$32,950

As of March 31, 2017, $1.8 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and other corporate requirements. However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash used in operations for the three months ended March 31, 2017 was $1.0 million. During the three months ended March 31, 2017, we recorded net earnings of $2.1 million. During the three months ended March 31, 2017, accounts receivable and accounts payable increased $4.4 million and $465,000, respectively, compared to the levels at the end of 2016. These increases primarily reflect increased business activity during the first quarter of 2017 as compared to the fourth quarter of 2016. During the three months ended March 31, 2017, domestic and foreign income taxes payable increased $1.1 million as a result of accruing taxes due on our income for the first quarter of 2017. During the three months ended March 31, 2017, accrued wages and benefits decreased $400,000, primarily reflecting the payment of profit-based bonuses that had been accrued on our earnings for 2016.

Investing Activities. During the three months ended March 31, 2017, purchases of property and equipment were $114,000. We have no significant commitments for capital expenditures for the balance of 2017; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the three months ended March 31, 2017, we utilized $62,000 to repurchase 13,883 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2017, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2016 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A.  Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A -- "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by us, or on our behalf, of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	13,883	$4.49	13,883	$3,812,000
February 1-28	-	-	-	$3,812,000
March 1-31	-	-	-	$3,812,000
Total	13,883	$4.49	13,883

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Exchange Act, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans, including the 10b5-1 Plan that is currently in place which was entered into on August 8, 2016, and provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the three months ended March 31, 2017 we repurchased 13,883 shares under the 2015 Repurchase Plan. The total cost to repurchase these shares was $62,000. As of March 31, 2017, we had repurchased a total of 297,020 shares under the 2015 Repurchase Plan at a cost of $1.2 million. All of the repurchased shares were retired.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

inTEST CORPORATION

Item 5.  Other Information

None.

Item 6.  Exhibits

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index to Exhibits immediately following the signature page, which Index to Exhibits is incorporated herein by reference.

_________________________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 12, 2017	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer

Date:	May 12, 2017	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

_______________________________________

Index to Exhibits
10.1	2017 Executive Compensation Plan (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 15, 2017, File No. 001-36117, filed March 20, 2017, and incorporated herein by reference.