Form 10-Q
period 2017-06-30
INTEST CORP
filed 2017-08-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

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
YES ___    NO  X

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2017:

10,402,058

_________________________________

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                     June 30,   Dec. 31,
                                                                       2017       2016
                                                                     --------   --------
ASSETS:                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                          $ 7,596    $28,611
  Trade accounts receivable, net of allowance for doubtful
    accounts of $146 and $146, respectively                           11,938      5,377
  Inventories                                                          6,212      3,676
  Prepaid expenses and other current assets                              629        342
     Total current assets                                             26,375     38,006
Property and equipment:
  Machinery and equipment                                              5,004      4,383
  Leasehold improvements                                                 711        603
     Gross property and equipment                                      5,715      4,986
  Less: accumulated depreciation                                      (4,190)    (4,042)
     Net property and equipment                                        1,525        944
Deferred tax assets                                                        -      1,110
Goodwill                                                              18,526      1,706
Intangible assets, net                                                10,072        875
Restricted certificates of deposit                                       175        175
Other assets                                                              31         28
     Total assets                                                    $56,704    $42,844
                                                                     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 2,823    $ 1,368
  Accrued wages and benefits                                           2,103      1,588
  Accrued rent                                                           537        572
  Accrued professional fees                                              514        419
  Accrued sales commissions                                              450        287
  Customer deposits and deferred revenue                                 787         74
  Domestic and foreign income taxes payable                              939        575
  Current portion of contingent consideration liability                1,051          -
  Other current liabilities                                              528        173
     Total current liabilities                                         9,732      5,056
Deferred tax liabilities                                               4,103          -
Contingent consideration liability, net of current portion             1,251          -
     Total liabilities                                                15,086      5,056
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value; 5,000,000 shares authorized;
     no shares issued or outstanding                                       -          -
  Common stock, $0.01 par value; 20,000,000 shares authorized;
     10,435,135 and 10,394,018 shares issued, respectively               104        104
  Additional paid-in capital                                          25,702     25,578
  Retained earnings                                                   15,194     11,671
  Accumulated other comprehensive earnings                               822        639
  Treasury stock, at cost; 33,077 and 33,077 shares, respectively       (204)      (204)
     Total stockholders' equity                                       41,618     37,788
     Total liabilities and stockholders' equity                      $56,704    $42,844
                                                                     =======    =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 2017       2016       2017       2016
                                               -------    -------    -------    -------

Net revenues                                   $15,888    $10,485    $30,068    $19,132
Cost of revenues                                 7,467      5,156     13,919      9,736
                                               -------    -------    -------    -------
      Gross margin                               8,421      5,329     16,149      9,396
                                               -------    -------    -------    -------

Operating expenses:
   Selling expense                               1,871      1,471      3,539      2,806
   Engineering and product development
     expense                                       982        982      1,917      1,973
   General and administrative expense            3,286      2,145      5,280      3,790
                                               -------    -------    -------    -------
      Total operating expenses                   6,139      4,598     10,736      8,569
                                               -------    -------    -------    -------

Operating income                                 2,282        731      5,413        827
Other income                                        54         18         95         46
                                               -------    -------    -------    -------

Earnings before income tax expense               2,336        749      5,508        873
Income tax expense                                 891        263      1,985        306
                                               -------    -------    -------    -------
      Net earnings                             $ 1,445    $   486    $ 3,523    $   567
                                               =======    =======    =======    =======

Net earnings per common share - basic            $0.14      $0.05      $0.34      $0.05

Weighted average common shares
 outstanding - basic                        10,277,155 10,295,836 10,270,860 10,342,919

Net earnings per common share - diluted          $0.14      $0.05      $0.34      $0.05

Weighted average common shares and common
 share equivalents outstanding - diluted    10,334,894 10,310,692 10,315,115 10,357,468

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                          ------------------   -----------------
                                            2017      2016      2017      2016
                                           -------   -------   -------   -------

Net earnings                               $ 1,445   $   486   $ 3,523   $   567

Foreign currency translation adjustments       155       (67)      183        41
                                           -------   -------   -------   -------

Comprehensive earnings                     $ 1,600   $   419   $ 3,706   $   608
                                           =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

                                                                    Accumulated
                                Common Stock   Additional             Other                  Total
                             -----------------  Paid-In   Retained Comprehensive Treasury Stockholders'
                              Shares    Amount  Capital   Earnings   Earnings     Stock      Equity
                             ---------- ------ ---------- -------- ------------- -------- -------------

Balance, January 1, 2017     10,394,018  $ 104   $25,578   $11,671     $  639      $(204)    $37,788

Net earnings                          -      -         -     3,523          -          -       3,523

Other comprehensive income            -      -         -         -        183          -         183

Amortization of deferred
  compensation related to
  stock-based awards                  -      -       186         -          -          -         186

Issuance of unvested shares
  of restricted stock            55,000      -         -         -          -          -           -

Repurchase and retirement
  of common stock               (13,883)     -       (62)        -          -          -         (62)
                             ----------  -----   -------   -------     ------      -----     -------

Balance, June 30, 2017       10,435,135  $ 104   $25,702   $15,194     $  822      $(204)    $41,618
                             ==========  =====   =======   =======     ======      =====     =======

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                                 ------------------
                                                                                   2017       2016
                                                                                 -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                     $ 3,523    $   567
Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization                                                      523        304
  Provision for excess and obsolete inventory                                         90        118
  Foreign exchange gain                                                              (29)       (10)
  Amortization of deferred compensation related to stock-based awards                186        178
  Loss on sale of property and equipment                                               -          3
  Proceeds from sale of demonstration equipment, net of gain                          32        115
  Deferred income tax expense                                                         59        102
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (2,884)    (2,332)
    Inventories                                                                     (697)        90
    Prepaid expenses and other current assets                                        (84)       343
    Restricted certificates of deposit                                                 -        125
    Other assets                                                                      (3)        (7)
    Accounts payable                                                                  35        565
    Accrued wages and benefits                                                      (134)       (46)
    Accrued rent                                                                     (35)       (79)
    Accrued professional fees                                                         13        131
    Accrued sales commissions                                                         58         93
    Customer deposits and deferred revenue                                           (19)      (113)
    Domestic and foreign income taxes payable                                        324         23
    Contingent consideration liability                                             2,302          -
    Other current liabilities                                                        118         25
                                                                                 -------    -------
Net cash provided by operating activities                                          3,378        195
                                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired                                    (24,264)         -
Purchase of property and equipment                                                  (203)      (164)
Proceeds from sale of property and equipment                                           7          -
                                                                                 -------    -------
Net cash used in investing activities                                            (24,460)      (164)
                                                                                 -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock                                                           (62)      (770)
                                                                                 -------    -------
Net cash used in financing activities                                                (62)      (770)
                                                                                 -------    -------

Effects of exchange rates on cash                                                    129         32
                                                                                 -------    -------

Net cash used in all activities                                                  (21,015)      (707)
Cash and cash equivalents at beginning of period                                  28,611     25,710
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $ 7,596    $25,003
                                                                                 =======    =======
Cash payments for:
  Domestic and foreign income taxes                                              $ 1,583    $    11

Details of acquisition:
  Fair value of assets acquired, net of cash acquired                            $15,852
  Liabilities assumed                                                             (8,408)
  Goodwill resulting from acquisition                                             16,820
                                                                                 -------
Net cash paid for acquisition                                                    $24,264
                                                                                 =======

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

During 2016, we reorganized our business from three product segments (Thermal Products, Mechanical Products and Electrical Products) into two product segments (inTEST Thermal Products ("Thermal") and inTEST Electromechanical Semiconductor Products ("EMS"). Certain operational changes undertaken in the first quarter of 2016 in connection with this reorganization are discussed further in Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the "2016 Form 10-K"). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.

On May 24, 2017, we completed the acquisition of Ambrell Corporation ("Ambrell"). The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition will complement our current thermal technologies and broaden our diverse customer base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations will be included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K. This acquisition is discussed further in Note 3.

The ATE market in which we operate is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the ATE market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

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

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized within general and administrative expense in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of our financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

We carry our contingent consideration liability at fair value. In accordance with the three-tier fair value hierarchy, we determined the fair value of our contingent consideration liability using the income approach with assumed discount rates and payment probabilities. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance for fair value measurements. See Notes 3 and 4 for more information regarding our contingent consideration liability.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $90 and $118 for the six months ended June 30, 2017 and 2016, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2017.

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

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense is included in selling expense in our consolidated statement of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	10,277,155	10,295,836	10,270,860	10,342,919
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	57,739	14,856	44,255	14,549
Weighted average common shares and common share equivalents outstanding - diluted	10,334,894	10,310,692	10,315,115	10,357,468

Average number of potentially dilutive securities excluded from calculation	96,000	19,800	71,630	17,516

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

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In May 2017, the FASB issued amendments to the guidance on accounting for a change to the terms or conditions (modification) of a share-based payment award. The amendments provide that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The amendments are effective for us as of January 1, 2018. Early adoption is permitted. The amendments are to be applied prospectively to an award modified on or after the adoption date. We do not expect the implementation of the amendments to have a material impact on our consolidated financial statements.

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

(3)  ACQUISITION

On May 24, 2017, we completed our acquisition of Ambrell, a manufacturer of precision induction heating systems. Ambrell's systems are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition will complement our current thermal technologies and broaden our diverse customer base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets.

The purchase price for Ambrell was $22,000 in cash paid at closing, subject to a customary post-closing working capital adjustment. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018, as further discussed below. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Total acquisition costs incurred to complete this transaction were $849. Acquisition costs were expensed as incurred and included in general and administrative expense.

The acquisition of Ambrell has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Ambrell have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Ambrell is not yet complete. As a result, the values reflected below are preliminary and

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  ACQUISITION (Continued)

we expect them to change. The preliminary allocation of the Ambrell purchase price was based on estimated fair values as of May 24, 2017. We are currently working with third-party valuation specialists to assist us with determining the fair value of intangible assets acquired, the related deferred tax liabilities, our liability for contingent consideration and any step-up in the fair value of inventories acquired. We have not yet received their final report. In addition, the final fair values assigned to acquired property and equipment are also preliminary as we have not yet had adequate time to complete our review of salvage values and estimated useful lives. We are also in the process of reviewing the final working capital adjustment and are currently working through certain discrepancies in the calculation between ourselves and the seller. Adjustments to these preliminary amounts will be included in the final allocation of the purchase price for Ambrell, which we expect to finalize in the third quarter of 2017. These adjustments could be material.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total preliminary purchase price of $24,334 was comprised of:

Cash paid to acquire the capital stock of Ambrell	$22,742
Estimated fair value of contingent consideration	2,302
Estimated working capital adjustments	(710)
Total preliminary purchase price	$24,334

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration based on the future adjusted EBITDA of Ambrell. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in Exhibit B of the stock purchase agreement for Ambrell. The first earnout, to be paid after calendar year 2017 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. The second earnout, to be paid after calendar year 2018 is completed, is an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and any earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. We based our initial valuation of the contingent consideration on the range of projected estimated EBITDA of $1,485 to $3,175 for 2017 and $1,835 to $3,479 for 2018. This resulted in a range of payouts between $2,988 and $5,688. We discounted the range of payouts by an estimated cost of capital of 18.5% and probability weighted the results to arrive at an estimated fair value of $2,302, which was recorded as a contingent consideration liability as of the acquisition date. As previously noted, we are currently working with valuation specialists to finalize the estimate of the fair value of contingent consideration as of the acquisition date, and have not yet received their final report.

The total preliminary purchase price of $24,334 has been allocated as follows:

Goodwill	$16,820
Identifiable intangible assets	9,500
Tangible assets acquired and liabilities assumed:
Cash	70
Trade accounts receivable	3,621
Inventories	1,917
Other current assets	200
Property and equipment	614
Accounts payable	(1,420)
Accrued expenses	(1,280)
Customer advances	(554)
Deferred tax liability	(5,154)
Total preliminary purchase price	$24,334

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)  ACQUISITION (Continued)

We estimated the fair value of identifiable intangible assets acquired using a combination of the income, cost and market approaches. As part of the preliminary valuation analysis, we identified intangible assets, including technology, trade names, customer relationships and backlog. The fair value of the identifiable intangible assets is determined primarily using the income approach, which requires a forecast of all expected future cash flows. Since all information required to perform a detailed valuation of Ambrell's intangible assets is not yet available, we used certain assumptions based on historical and industry data for our preliminary valuation. As previously noted, we are currently working with valuation specialists to finalize the estimate of the fair value of identifiable intangible assets as of the acquisition date, and have not yet received their final report. The following table summarizes the estimated fair value of Ambrell's identifiable intangible assets and their estimated useful lives and uses the straight-line method of amortization:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Customer relationships	$6,500	6
Patented technology	1,500	10
Customer backlog	1,000	1
Ambrell trade name	500	4
Total intangible assets	$9,500	6

As discussed above, these preliminary estimates of fair value and estimated useful lives will likely differ from final amounts we will calculate after completing our final valuation analysis, including receiving the final report from the valuation specialists we have engaged to assist us in this area. The difference could be material. A 10% change in the valuation of intangible assets would cause a corresponding increase or decrease in the balance of goodwill and annual amortization expense of approximately $158, assuming an overall weighted-average useful life of 6 years.

For the period from May 24, 2017 to June 30, 2017, Ambrell contributed $1,995 of net revenues and $30 of net income.

The following unaudited pro forma information gives effect to the acquisition of Ambrell as if the acquisition occurred on January 1, 2016. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$18,896	$15,737	$37,688	$28,767
Net earnings (loss)	$ 1,936	$ (3)	$ 3,841	$ (409)
Diluted earnings (loss) per share	$0.19	$(0.00)	$0.37	$(0.04)

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $849 incurred by us as a direct result of the transaction.

(4)  FAIR VALUE MEASUREMENTS

ASC Topic 820 (Fair Value Measurement) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(4)  FAIR VALUE MEASUREMENTS (Continued)

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

Level 2

Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2017 and 2018, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value.

As discussed further in Note 3, our purchase price allocation, including the determination of the fair value of the contingent consideration liability as of the acquisition date, is still preliminary and we expect it to change. We expect to complete our purchase price allocation during the third quarter of 2017.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2017
Contingent consideration liability	$2,302	$ -	$ -	$2,302

(5)  GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Our allocation of the purchase price for Ambrell is not yet complete; as a result, the values reflected below for intangible assets and goodwill related to the Ambrell acquisition are preliminary and we expect them to change. The preliminary allocation of the Ambrell purchase price was based on estimated fair values as of May 24, 2017. Adjustments to these estimates will be included in the final allocation of the purchase price of Ambrell. These adjustments could be material. We expect to finalize the purchase price allocation in the third quarter of 2017.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (Continued)

Goodwill

Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2017 are as follows:

	Sigma	Thermonics	Ambrell	Total
Balance - January 1, 2017	$1,656	$50	$ -	$ 1,706
Acquisition of Ambrell	-	-	16,820	16,820
Balance - June 30, 2017	$1,656	$50	$16,820	$18,526

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2017 are as follows:

Balance - January 1, 2017	$ 365
Acquisition of Ambrell	9,500
Amortization	(303)
Balance - June 30, 2017	$9,562

The following tables provide further detail about our intangible assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$ 7,980	$1,492	$ 6,488
Patented technology	2,090	457	1,633
Software	270	236	34
Trade name	640	150	490
Customer backlog	1,000	83	917
Total finite-lived intangible assets	11,980	2,418	9,562
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$12,490	$2,418	$10,072

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,328	$ 152
Patented technology	590	424	166
Software	270	223	47
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,115	365
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,115	$ 875

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(5)  GOODWILL AND INTANGIBLE ASSETS (Continued)

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $303 and $116, respectively, for the six months ended June 30, 2017 and 2016. The following table sets forth the estimated annual amortization expense for each of the next five years:

2017 (remainder)	$1,285
2018	$1,840
2019	$1,397
2020
$1,388
2021
$1,301

(6)  MAJOR CUSTOMERS

During the six months ended June 30, 2017 and 2016, Texas Instruments Incorporated accounted for 15% and 11% of our consolidated net revenues, respectively. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the six months ended June 30, 2017 and 2016, Hakuto Co., Ltd., one of our distributors, accounted for 13% and 15% of our consolidated net revenues, respectively. These revenues were generated by our Thermal segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2017 and 2016.

(7)  INVENTORIES

Inventories held at June 30, 2017 and December 31, 2016 were comprised of the following:

	June 30, 2017	Dec. 31, 2016
Raw materials	$3,817	$2,695
Work in process	1,238	728
Inventory consigned to others	317	81
Finished goods	840	172
Total inventories	$6,212	$3,676

(8)  DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2017 and December 31, 2016 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2017	Dec. 31, 2016
Mt. Laurel, NJ	3/29/2010	3/31/2018	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2018	8/23/2021	50	50
				$175	$175

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   STOCK-BASED COMPENSATION

As of June 30, 2017, we have unvested restricted stock awards and stock options granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2016 Form 10-K.

As of June 30, 2017, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $732. The weighted average period over which this expense is expected to be recognized is 3.0 years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2017 and 2016, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenues	$ 1	$ 2	$ 4	$ 5
Selling expense	-	2	-	3
Engineering and product development expense	1	3	4	5
General and administrative expense	96	132	178	165
	$98	$139	$186	$178

There was no stock-based compensation expense capitalized in the six months ended June 30, 2017 or 2016.

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

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2017	97,025	$4.04
Granted	55,000	6.35
Vested	(34,725)	4.55
Forfeited	-	-
Unvested shares outstanding, June 30, 2017	117,300	4.97

The total fair value of the shares that vested during the six months ended June 30, 2017 and 2016 was $197 and $138, respectively, as of the vesting dates of these shares.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)   STOCK-BASED COMPENSATION (Continued)

The fair value for stock options granted during the six months ended June 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Risk-free interest rate	2.14%	1.30%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.40
Weighted average expected life of stock options (years)	6	4

The per share weighted average fair value of stock options issued during the six months ended June 30, 2017 and 2016 was $2.64 and $1.43, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2017 (none exercisable)	19,800	$4.37
Granted	96,000	6.35
Exercised	-	-
Forfeited	-	-
Options outstanding, June 30, 2017 (4,950 exercisable)	115,800	6.01

(10)  STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"), or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. As of June 30, 2017 all of our 10b5-1 Plans had expired. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the six months ended June 30, 2017 and 2016, we repurchased 13,883 and 190,725 shares under the 2015 Repurchase Plan, respectively. The total cost to repurchase these shares was $62 and $770, respectively. As of June 30, 2017, we had repurchased a total of 297,020 shares under the 2015 Repurchase Plan at a cost of $1,195. All of the repurchased shares were retired.

(11)  EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan (the "inTEST Plan"). We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the six months ended June 30, 2017 and 2016, we recorded $245 and $249 of expense for matching contributions, respectively.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)  EMPLOYEE BENEFIT PLANS (Continued)

All permanent employees of Ambrell Corporation are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's compensation. From the date of acquisition through June 30, 2017, we made matching contributions of $5.

(12)  SEGMENT INFORMATION

As discussed in Note 1, during 2016, we reorganized our business from three product segments (Thermal Products, Mechanical Products and Electrical Products) into two product segments (Thermal and EMS). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.

Thermal includes the operations of Temptronic Corporation, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell, which we acquired in May 2017, as discussed in Note 3. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support.

EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide, and both segments sell their products both domestically and internationally. Both segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the ATE market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

	Three Months Ended June 30,		Six Months Ended June 30,
Net revenues:	2017	2016	2017	2016
Thermal	$ 9,194	$ 5,594	$16,970	$10,788
EMS	6,694	4,891	13,098	8,344
	$15,888	$10,485	$30,068	$19,132
Earnings (loss) before income tax expense (benefit):
Thermal	$ 1,350	$ 734	$ 3,196	$1,307
EMS	2,163	708	3,861	359
Corporate	(1,177)	(693)	(1,549)	(793)
	$ 2,336	$ 749	$ 5,508	$ 873
Net earnings (loss):
Thermal	$ 835	$ 476	$2,045	$ 849
EMS	1,338	460	2,450	233
Corporate	(728)	(450)	(972)	(515)
	$1,445	$ 486	$3,523	$ 567

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(12)  SEGMENT INFORMATION (Continued)

	June 30, 2017	Dec. 31, 2016
Identifiable assets:
Thermal	$47,218	$19,893
EMS	9,486	22,951
	$56,704	$42,844

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues:
U.S.	$ 4,580	$ 2,903	$ 7,466	$ 5,630
Foreign	11,308	7,582	22,602	13,502
	$15,888	$10,485	$30,068	$19,132

			June 30, 2017	Dec. 31, 2016
Property and equipment:
U.S.			$1,125	$ 691
Foreign			400	253
			$1,525	$ 944

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

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. As further discussed below, on May 24, 2017, we acquired Ambrell. Ambrell sells its products almost exclusively to customers in the industrial market which is a non-ATE market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the ATE market. We expect that our future orders and net revenues will be approximately equally split between the ATE and non-ATE markets. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading existing equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

As part of our ongoing strategy to reduce the impact of ATE market volatility on our business operations, we continue to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that these markets usually are less cyclical than the ATE market. While market share statistics exist for some of the markets we serve outside the ATE market, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these non-ATE markets that may affect our performance. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products. As previously mentioned, Ambrell, which we acquired in May 2017, sells its products almost exclusively to customers in the industrial market, which is one of the non-ATE markets we serve. We expect that the acquisition of Ambrell will significantly increase our orders and net revenues from markets outside the ATE market. As a result, we expect that our future orders and net revenues will be approximately equally split between the ATE and non-ATE markets.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by original equipment manufacturers ("OEMs") and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEMs specifying other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the in-house manufacturing activities of OEMs building certain products we have historically sold to them, including manipulators, docking hardware and tester interfaces, which has had the impact of significantly reducing the size of the available market for those certain products (iv) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (v) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (vi) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales price to be successful in obtaining the sale or causing loss of the sale).

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

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems. Ambrell's systems are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition will complement our current thermal technologies and broaden our diverse customer

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22 million in cash paid at closing, subject to a customary post-closing working capital adjustment. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. For further discussion of the acquisition, see Note 3 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2017	2016	$	%	2017	$	%
Orders:
Thermal	$ 8,775	$ 8,186	$ 589	7%	$ 7,260	$ 1,515	21%
EMS	5,817	4,413	1,404	32%	7,772	(1.955)	(25)%
	$14,592	$12,599	$1,993	16%	$15,032	$ (440)	(3)%

ATE market	$ 8,689	$ 8,217	$ 472	6%	$11,559	$(2,968)	(25)%
Non-ATE market	5,903	4,382	1,521	35%	3,473	2,528	70%
	$14,592	$12,599	$1,993	16%	$15,032	$ (440)	(3)%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Orders:
Thermal	$16,035	$13,302	$2,733	21%
EMS	13,589	9,135	4,454	49%
	$29,624	$22,437	$7,187	32%

ATE market	$20,248	$16,064	$4,184	26%
Non-ATE market	9,376	6,373	3.003	47%
	$29,624	$22,437	$7,187	32%

Total consolidated orders for the quarter ended June 30, 2017 were $14.6 million compared to $12.6 million for the same period in 2016 and $15.0 million for the quarter ended March 31, 2017. During the quarter ended June 30, 2017, the orders of our Thermal segment included $2.3 million of orders attributable to Ambrell, which we acquired on May 24, 2017, as previously discussed. Of the orders attributable to Ambrell, $98,000 were from customers in the ATE market and the balance were from non-ATE market customers. Adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders would have decreased $333,000, or 3%, as compared to the same period in 2016, and $2.8 million, or 18%, as compared to the first quarter of 2017. We attribute the reduction in demand during the second quarter of 2017 as compared to the first quarter of the year to a shift in the timing of orders being placed by our ATE customers. We believe that the increase in demand that we typically see in the second quarter of the year came earlier than it historically has (during the fourth quarter of 2016 and the first quarter of 2017) and contributed, in part, to the significant growth in order levels that we experienced during these periods.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total consolidated orders for the six months ended June 30, 2017 were $29.6 million compared to $22.4 million for the same period in 2016. Adjusted to eliminate the impact of orders attributable to Ambrell, our consolidated orders for the six months ended June 30, 2017 would have been $27.3 million, and would have increased $4.9 million, or 22%, as compared to the same period in 2016. Although we experienced increased demand from both ATE and non-ATE market customers, the largest increase in demand was from our customers in the ATE market. This higher level of demand is being driven, in part, by the increasing number of ICs utilized in the automotive industry and the need to test those ICs. In addition, demand for ATE is also being driven by products which enable the Internet of Things (IoT) and the increasing number of ICs in consumer electronics and industrial applications.

Adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-ATE markets for the quarter ended June 30, 2017 were $3.7 million, or 30% of total consolidated orders, compared to $4.4 million, or 35% of total consolidated orders, for the same period in 2016 and $3.5 million, or 23% of total consolidated orders, for the quarter ended March 31, 2017. Adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-ATE markets for the six months ended June 30, 2017, were $7.1 million, or 26% of total consolidated orders as compared to $6.4 million, or 28% of total consolidated orders for the same period in 2016. The increase in demand in the first six months of 2017 as compared to the same period in 2016 primarily reflects increased demand from the manufacturers of optical transceiver products. To a lesser extent there were also increases in demand from customers in the automotive markets. These increases were partially offset by a decrease from customers in the defense/aerospace market. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At June 30, 2017, our backlog of unfilled orders for all products was approximately $11.1 million compared with approximately $5.7 million at June 30, 2016 and $8.2 million at March 31, 2017. At June 30, 2017, our backlog included $4.4 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2017. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2017	2016	$	%	2017	$	%
Net revenues:
Thermal	$ 9,194	$ 5,594	$3,600	64%	$ 7,776	$1.418	18%
EMS	6,694	4,891	1,803	37%	6,404	290	5%
	$15,888	$10,485	$5,403	52%	$14,180	$1,708	12%

ATE market	$10,155	$ 7,960	$2,195	28%	$10,439	$ (284)	(3)%
Non-ATE market	5,733	2,525	3,208	127%	3,741	1,992	53%
	$15,888	$10,485	$5,403	52%	$14,180	$1,708	12%

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Six Months Ended June 30,		Change
	2017	2016	$	%
Net revenues:
Thermal	$16,970	$10,788	$ 6,182	57%
EMS	13,098	8,344	4,754	57%
	$30,068	$19,132	$10,936	57%

ATE market	$20,594	$14,029	$ 6,565	47%
Non-ATE market	9,474	5,103	4,371	86%
	$30,068	$19,132	$10,936	57%

Total consolidated net revenues for the quarter ended June 30, 2017 were $15.9 million compared to $10.5 million for the same period in 2016 and $14.2 million for the quarter ended March 31, 2017. During the quarter ended June 30, 2017, we recorded $2.0 million in net revenues attributable to Ambrell, $31,000 of which were from customers in the ATE market and the balance of which were from non-ATE market customers. Total consolidated net revenues for the first six months of 2017 were $30.1 million compared to $19.1 million for the same period in 2016. The significant increase in our net revenues in the first six months of 2017 as compared to the same period in 2016 reflects the aforementioned strengthening in demand within both the ATE and non-ATE markets. Adjusted to eliminate the net revenues attributable to Ambrell, as a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets were 27% for both the quarter and six months ended June 30, 2017 compared to 24% and 27%, respectively, for the comparable prior periods, and 26% for the first quarter of 2017.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets, and, as a result of the acquisition of Ambrell, the consumer products packaging, fiber optics and other markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2017 and 2016, our OEM sales as a percentage of net revenues were 8% and 7%, respectively.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016

Net Revenues. Net revenues were $15.9 million for the quarter ended June 30, 2017 compared to $10.5 million for the same period in 2016, an increase of $5.4 million, or 52%. Our net revenues for the quarter ended June 30, 2017 included $2.0 million of net revenues attributable to Ambrell. We believe the increase in our net revenues during the second quarter of 2017 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 53% for the quarter ended June 30, 2017 as compared to 51% for the same period in 2016. The increase in gross margin primarily reflects a reduction in our component material costs as a result of changes in product and customer mix. Although our fixed operating costs increased $641,000 in absolute dollar terms, this increase was absorbed by the higher net revenue levels and, as a result, these costs represented 12% of our net revenues in each of the quarters ended June 30, 2017 and 2016. Of the $641,000 increase in the absolute dollar value of these costs, $404,000 represents the fixed operating costs attributable to Ambrell. The remaining $237,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of an increased use of temporary labor for operations support due to the increased order and shipment activity.

Selling Expense. Selling expense was $1.9 million for the quarter ended June 30, 2017 compared to $1.5 million for the same period in 2016, an increase of $400,000, or 27%. Our expense for the quarter ended June 30, 2017 included $317,000 of selling costs attributable to Ambrell. The remaining increase of $83,000 primarily reflects higher levels of commission expense reflecting the higher net revenues, and to a lesser extent, an increase in salary and benefits expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $982,000 in each of the quarters ended June 30, 2017 and 2016. Engineering expense attributable to Ambrell in the second quarter of 2017 was $82,000. Adjusted to eliminate this amount, engineering expense would have decreased $82,000, or 8%, for the second quarter of 2017 as compared to same period in 2016. This decrease primarily reflects reduced spending on legal matters related to our intellectual property and, to a lesser extent, a decrease in the cost of materials used in new product development for our Thermal segment.

General and Administrative Expense. General and administrative expense was $3.3 million for the quarter ended June 30, 2017 compared to $2.1 million for the same period in 2016, an increase of $1.1 million, or 53%. Our expenses for the second quarter of 2017 included $849,000 of transaction costs related to the acquisition of Ambrell on May 24, 2017, and $536,000 of general and administrative expense attributable to Ambrell. Our expenses for the second quarter of 2016 included $456,000 of transaction costs related to an acquisition that did not close. Adjusted to eliminate these items, general and administrative expense would have increased $212,000 or 13%, primarily reflecting an increase in accruals for profit related bonuses and higher salary and benefits expense.

Income Tax Expense. For the quarter ended June 30, 2017, we recorded income tax expense of $891,000 compared to $263,000 for the same period in 2016. Our effective tax rate was 38% for the quarter ended June 30, compared to 35% for the same period in 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in the effective tax rate primarily reflects not recording tax benefits on losses incurred in Ambrell's European operations, as we do not expect to be able to utilize them due to expected changes to our operating structure.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net Revenues. Net revenues were $30.1 million for the six months ended June 30, 2017 compared to $19.1 million for the same period in 2016, an increase of $10.9 million, or 57%. Our net revenues for the six months ended June 30, 2017 included $2.0 million of net revenues attributable to Ambrell. We believe the increase in our net revenues during the first six months of 2017 primarily reflects the factors previously discussed in the Overview.

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin. Our consolidated gross margin was 54% for the six months ended June 30, 2017 as compared to 49% for the same period in 2016. Although our fixed operating costs increased $743,000 in absolute dollar terms, they were more fully absorbed by the higher net revenue levels. As a result, these costs represented 11% of our net revenues for the six months ended June 30, 2017 compared to 14% for the same period in 2016. Of the $743,000 increase in the absolute dollar value of these costs, $404,000 represents the fixed operating costs attributable to Ambrell. The remaining $339,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of an increased use of temporary labor for operations support due to the increased order and shipment activity. To a lesser extent, the increase in gross margin also reflects a reduction in our component material costs as a result of changes in product and customer mix.

Selling Expense. Selling expense was $3.5 million for the six months ended June 30, 2017 compared to $2.8 million for the same period in 2016, an increase of $733,000, or 26%. Our expense for the six months ended June 30, 2017 included $317,000 of selling costs attributable to Ambrell. The remaining increase of $416,000 primarily reflects higher levels of commission expense reflecting the higher net revenues, and to a lesser extent, an increase in travel costs and salary and benefits expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for the six months ended June 30, 2017 compared to $2.0 million for the same period in 2016, a decrease of $56,000 or 3%. Our expense for the six months ended June 30, 2017 included $82,000 of engineering costs attributable to Ambrell. Adjusted to eliminate this amount, engineering expense would have decreased $138,000, or 7%, for the first six months of 2017 as compared to same period in 2016. This decrease primarily reflects lower salary and benefits expense for our EMS product segment, a decrease in the cost of materials used in new product development for our Thermal segment, and, to a lesser extent, reduced spending on legal matters related to our intellectual property.

General and Administrative Expense. General and administrative expense was $5.3 million for the six months ended June 30, 2017 compared to $3.8 million for the same period in 2016, an increase of $1.5 million, or 39%. Our expenses for the first six months of 2017 included $849,000 of transaction costs related to the acquisition of Ambrell on May 24, 2017, and $536,000 of general and administrative expense attributable to Ambrell. Our expenses for the first six months of 2016 included $456,000 of transaction costs related to an acquisition that did not close. Adjusted to eliminate these items, general and administrative expense would have increased $561,000 or 17%, primarily reflecting higher salary and benefits expense and an increase in accruals for profit related bonuses. To a lesser extent there was also an increase in travel costs and professional fees.

Income Tax Expense. For the six months ended June 30, 2017, we recorded income tax expense of $2.0 million compared to $306,000 for the same period in 2016. Our effective tax rate was 36% for the six months ended June 30, compared to 35% for the same period in 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in the effective tax rate primarily reflects not recording tax benefits on losses incurred in Ambrell's European operations, as we do not expect to be able to utilize them due to expected changes to our operating structure.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	June 30, 2017	Dec. 31, 2016
Cash and cash equivalents	$ 7,596	$28,611
Working capital	$16,643	$32,950

As of June 30, 2017, $2.6 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds.

We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the post-acquisition integration of Ambrell, the potential contingent consideration payments for Ambrell and other corporate requirements. However, we may need additional financial resources to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the six months ended June 30, 2017 was $3.4 million. During the six months ended June 30, 2017, we recorded net earnings of $3.5 million which included non-cash charges of $523,000 for depreciation and amortization, $186,000 for amortization of deferred compensation expense related to stock-based awards and $90,000 as a provision for excess and obsolete inventory. Approximately $197,000 of our amortization expense was related to the intangible assets acquired as part of the acquisition of Ambrell in May 2017, which is discussed further in the Overview and Note 3 to our consolidated financial statements. Adjusted to eliminate the assets and liabilities purchased in the acquisition of Ambrell, accounts receivable and inventories increased $2.9 million and $697,000, respectively, during the six months ended June 30, 2017 compared to the levels at the end of 2016. These increases primarily reflect the increased business activity during the first half of 2017 as compared to the fourth quarter of 2016. During the six months ended June 30, 2017, we established a contingent consideration liability of $2.3 million as a result of our acquisition of Ambrell. During the six month months ended June 30, 2017, domestic and foreign income taxes payable increased $324,000 as a result of higher levels of taxable income during the first half of 2017.

Investing Activities. During the six months ended June 30, 2017, we completed the acquisition of Ambrell for $24.3 million, net of cash acquired, as discussed in further detail in the Overview and Note 3 to our consolidated financial statements. During the six months ended June 30, 2017, purchases of property and equipment were $203,000. We have no significant commitments for capital expenditures for the balance of 2017; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the six months ended June 30, 2017, we utilized $62,000 to repurchase 13,883 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and

inTEST CORPORATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2017, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2016 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Exchange Act, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. For the three months ended June 30, 2017, there were no shares repurchased. As of June 30, 2017 all of our 10b5-1 Plans had expired.

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

inTEST Corporation
Date:	August 14, 2017	/s/ Robert E. Matthiessen Robert E. Matthiessen President and Chief Executive Officer
Date:	August 14, 2017	/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer

____________________________________________

Index to Exhibits

10.1

Stock Purchase Agreement among Ambrell Holdings, LLC, Ambrell Corporation, Graycliff Private Equity Partners III LP, Hudson River Co-Investment Fund II LP and inTEST Corporation dated as of May 24, 2017 (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 24, 2017, File No. 001-36117, filed May 24, 2017, and incorporated herein by reference.