Form 10-Q
period 2017-09-30
INTEST CORP
filed 2017-11-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or a emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES ☐      NO ☒

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2017:

10,413,058

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$11,499	$28,611
Trade accounts receivable, net of allowance for doubtful accounts of $146 and $146, respectively	10,225	5,377
Inventories	6,033	3,676
Prepaid expenses and other current assets	714	342
Total current assets	28,471	38,006
Property and equipment:
Machinery and equipment	4,993	4,383
Leasehold improvements	730	603
Gross property and equipment	5,723	4,986
Less: accumulated depreciation	(4,179)	(4,042)
Net property and equipment	1,544	944
Deferred tax assets	-	1,110
Goodwill	13,738	1,706
Intangible assets, net	16,259	875
Restricted certificates of deposit	175	175
Other assets	27	28
Total assets	$60,214	$42,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,363	$1,368
Accrued wages and benefits	2,218	1,588
Accrued rent	530	572
Accrued professional fees	682	419
Accrued sales commissions	476	287
Customer deposits and deferred revenue	1,111	74
Domestic and foreign income taxes payable	1,087	575
Current portion of contingent consideration liability	-	-
Other current liabilities	400	173
Total current liabilities	8,867	5,056
Deferred tax liabilities	4,010	-
Contingent consideration liability, net of current portion	3,574	-
Total liabilities	16,451	5,056

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,444,135 and 10,394,018 shares issued, respectively	104	104
Addtional paid-in capital	25,808	25,578
Retained earnings	17,212	11,671
Accumulated other comprehensive earnings	843	639
Treasury stock, at cost; 33,077 and 33,077 shares, respectively	(204)	(204)
Total stockholders' equity	43,763	37,788
Total liabilities and stockholders' equity	$60,214	$42,844

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$17,352	$10,823	$47,420	$29,955
Cost of revenues	8,556	5,246	22,475	14,982
Gross margin	8,796	5,577	24,945	14,973
Operating expenses:
Selling expense	2,322	1,394	5,861	4,200
Engineering and product development expense	1,139	905	3,056	2,878
General and administrative expense	3,143	1,574	8,423	5,364
Adjustment to contingent consideration liability	(549)	0	(549)	0

Total operating expenses	6,055	3,873	16,791	12,442
Operating income	2,741	1,704	8,154	2,531
Other income	100	17	195	63
Earnings before income tax expense	2,841	1,721	8,349	2,594
Income tax expense	823	631	2,808	937
Net earnings	$2,018	$1,090	$5,541	$1,657

Net earnings per common share - basic	$0.20	$0.11	$0.54	$0.16

Weighted average common shares outstanding - basic	10,288,325	10,295,447	10,276,682	10,327,095

Net earnings per common share - diluted	$0.19	$0.11	$0.54	$0.16

Weighted average common shares and common share equivalents outstanding - diluted	10,351,009	10,318,715	10,327,080	10,344,747

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net earnings	$2,018	$1,090	$5,541	$1,657

Foreign currency translation adjustments	21	(6)	204	35

Comprehensive earnings	$2,039	$1,084	$5,745	$1,692

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2017	10,394,018	$104	$25,578	$11,671	$639	$(204)	$37,788

Net earnings	-	-	-	5,541	-	-	5,541
Other comprehensive income	-	-	-	-	204	-	204
Amortization of deferred compensation related to stock-based awards	-	-	292	-	-	-	292
Issuance of unvested shares of restricted stock	64,000	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,883)	-	(62)				(62)

Balance, September 30, 2017	10,444,135	$104	$25,808	$17,212	$843	$(204)	$43,763

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,541	$1,657
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,317	451
Adjustment to contingent consideration liability	(549)	-
Provision for excess and obsolete inventory	161	184
Foreign exchange gain	(130)	(7)
Amortization of deferred compensation related to stock-based awards	292	222
(Gain) loss on sale of property and equipment	(4)	3
Proceeds from sale of demonstration equipment, net of gain	53	128
Deferred income tax expense (benefit)	(225)	141
Changes in assets and liabilities:
Trade accounts receivable	(1,060)	(2,252)
Inventories	(581)	(57)
Prepaid expenses and other current assets	(164)	183
Restricted certificates of deposit	-	125
Other assets	1	-
Accounts payable	(426)	343
Accrued wages and benefits	(18)	47
Accrued rent	(42)	(100)
Accrued professional fees	177	64
Accrued sales commissions	83	74
Customer deposits and deferred revenue	302	(74)
Domestic and foreign income taxes payable	472	523
Other current liabilities	(12)	86

Net cash provided by operating activities	5,188	1,741

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acqured	(21,962)	-
Purchase of property and equipment	(435)	(282)
Proceeds from sale of property and equipment	35	-

Net cash used in investing activities	(22,362)	(282)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(62)	(841)

Net cash used in financing activities	(62)	(841)

Effects of exchange rates on cash	124	17

Net cash provided by (used in) all activities	(17,112)	635
Cash and cash equivalents at beginning of period	28,611	25,710
Cash and cash equivalents at end of period	$11,499	$26,345

Cash payments for:
Domestic and foreign income taxes	$2,555	$25

Details of acquisition:
Fair value of assets acquired, net of cash	$22,652
Liabilities assumed	(8,599)
Goodwill resulting from acquisition	12,032
Contingent consideration	(4,123)
Net cash paid for acquisition	$21,962

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal management products and semiconductor automatic test equipment (“ATE”) interface solutions. Our products are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic test across a range of industries including the automotive, defense/aerospace, energy, industrial and telecommunications markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

During 2016, we reorganized our business from three product segments, Thermal Products, Mechanical Products and Electrical Products, into two product segments, Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS"). Certain operational changes undertaken in the first quarter of 2016 in connection with this reorganization are discussed further in Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 27, 2017 (the "2016 Form 10-K"). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.

On May 24, 2017, we completed the acquisition of Ambrell Corporation ("Ambrell"). The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations are included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K. This acquisition is discussed further in Note 3.

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

We carry our contingent consideration liability at fair value. In accordance with the three-tier fair value hierarchy, we determined the fair value of our contingent consideration liability using an option-based income approach with a Monte Carlo simulation model. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance for fair value measurements. See Notes 3 and 4 for more information regarding our contingent consideration liability.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $161 and $184 for the nine months ended September 30, 2017 and 2016, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2017.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding - basic	10,288,325	10,295,447	10,276,682	10,327,095
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	62,684	23,268	50,398	17,652
Weighted average common shares and common share equivalents outstanding - diluted	10,351,009	10,318,715	10,327,080	10,344,747

Average number of potentially dilutive securities excluded from calculation	96,000	19,800	79,753	18,277

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In March 2016, the Financial Accounting Standards Board (the "FASB") issued amendments to the current guidance on accounting for stock-based compensation issued to employees which is contained in ASC Topic 718 (Compensation - Stock Compensation). The amendments simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments were effective for us as of January 1, 2017. The implementation of these amendments did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. Subsequent to May, 2014, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. This new guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers) and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us as of January 1, 2018. Early application is only permitted as of the prior effective date, which in our case would be as of January 1, 2017. We currently plan to implement this new guidance on January 1, 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. During the fourth quarter of 2016, we completed a preliminary review of all our revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. Our implementation process is ongoing; however, based on the results of our assessment to date, we currently do not expect the implementation of this new guidance to have a significant impact on the timing or amount of revenue we recognize in any given period in comparison to the amount recognized under current guidance.

(3)	ACQUISITION

On May 24, 2017, we completed our acquisition of Ambrell, a manufacturer of precision induction heating systems. Ambrell's systems are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets.

The purchase price for Ambrell was $22,000 in cash paid at closing, subject to a customary post-closing working capital adjustment. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018, as further discussed below. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Total acquisition costs incurred to complete this transaction were $880. Acquisition costs were expensed as incurred and included in general and administrative expense.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)	ACQUISITION (Continued)

The acquisition of Ambrell has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Ambrell have been included in our consolidated results of operations from the date of acquisition. The allocation of the Ambrell purchase price was based on estimated fair values as of May 24, 2017. The determination of fair value reflects the assistance of third-party valuation specialists, as well as our own estimates and assumptions.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $26,733 was comprised of:

Cash paid to acquire the capital stock of Ambrell	$22,610
Estimated fair value of contingent consideration	4,123
Total purchase price	$26,733

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the future adjusted EBITDA of Ambrell. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout, to be paid after calendar year 2017 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. The second earnout, to be paid after calendar year 2018 is completed, is an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and any earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. To estimate the fair value of the contingent consideration at the acquisition date, an option based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. This resulted in an estimated fair value of $4,123, which was recorded as a contingent consideration liability as of the acquisition date.

The total purchase price of $26,733 has been allocated as follows:

Goodwill	$12,032
Identifiable intangible assets	16,300
Tangible assets acquired and liabilities assumed:
Cash	648
Trade accounts receivable	3,621
Inventories	1,917
Other current assets	200
Property and equipment	614
Accounts payable	(1,420)
Accrued expenses	(1,280)
Customer advances	(554)
Deferred tax liability	(5,345)
Total purchase price	$26,733

We estimated the fair value of identifiable intangible assets acquired using a combination of the income, cost and market approaches. Identifiable intangible assets acquired include customer relationships, customer backlog, technology and trademarks. We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(3)	ACQUISITION (Continued)

The following table summarizes the estimated fair value of Ambrell's identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$9,000	9.0
Technology	600	9.0
Customer backlog	500	0.3
Total finite-lived intangible assets	10,100	8.6
Indefinite-lived intangible assets:
Trademarks	6,200
Total intangible assets	$16,300

For the period from May 24, 2017 to September 30, 2017, Ambrell contributed $6,925 of net revenues and had net earnings of $336, which includes the impact of a $549 reduction in the amount of our contingent consideration liability during the third quarter of 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$17,352	$15,458	$55,040	$44,225
Net earnings	$2,291	$709	$6,452	$593
Diluted earnings per share	$0.22	$0.07	$0.61	$0.06

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $880 incurred by us as a direct result of the transaction. The pro forma results shown above include a $549 reduction in the amount of our contingent consideration liability which we recorded during the third quarter of 2017.

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2017 and 2018, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the third quarter of 2017, we recorded a $549 reduction in the fair value of our contingent consideration liability, primarily as a result of a reduction in the projected adjusted EBITDA of Ambrell for the year ended December 31, 2017.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2017
Contingent consideration liability	$3,574	$-	$-	$3,574

Changes in the fair value of our Level 3 contingent consideration liability for the three and nine months ended September 30, 2017 were as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Balance at beginning of period	$4,123	$-
Contingent consideration liability established in connection with the acquisition of Ambrell	-	4,123
Fair value adjustment	(549)	(549)

Balance at end of period	$3,574	$3,574

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2017 are as follows:

	Sigma	Thermonics	Ambrell	Total
Balance - January 1, 2017	$1,656	$50	$-	$1,706
Acquisition of Ambrell	-	-	12,032	12,032
Balance - September 30, 2017	$1,656	$50	$12,032	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2017 are as follows:

Balance - January 1, 2017	$365
Acquisition of Ambrell	10,100
Amortization	(916)
Balance - September 30, 2017	$9,549

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(5)	GOODWILL AND INTANGIBLE ASSETS (Continued)

The following tables provide further detail about our intangible assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,640	$8,840
Technology	600	54	546
Patents	590	454	136
Software	270	243	27
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,031	9,549
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,031	$16,259

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,328	$152
Patents	590	424	166
Software	270	223	47
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,115	365
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,115	$875

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $916 and $173, respectively, for the nine months ended September 30, 2017 and 2016. The following table sets forth the estimated annual amortization expense for each of the next five years:

2017 (remainder)	$246
2018	$1,102
2019	$1,257
2020	$1,233
2021	$1,227

(6)	MAJOR CUSTOMERS

During the nine months ended September 30, 2017 and 2016, Texas Instruments Incorporated accounted for 12% and 11% of our consolidated net revenues, respectively. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the nine months ended September 30, 2017 and 2016, Hakuto Co., Ltd., one of our distributors, accounted for 11% and 13% of our consolidated net revenues, respectively. These revenues were generated by our Thermal segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2017 and 2016.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(7)	INVENTORIES

Inventories held at September 30, 2017 and December 31, 2016 were comprised of the following:

	September 30, 2017	December 31, 2016
Raw materials	$3,892	$2,695
Work in process	1,013	728
Inventory consigned to others	72	81
Finished goods	1,056	172
Total inventories	$6,033	$3,676

(8)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2017 and December 31, 2016 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
	Original L/C Issue Date	Expiration Date	Expiration Date	September 30, 2017	December 31, 2016
Mt. Laurel, NJ	3/29/2010	3/31/2018	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2018	8/23/2021	50	50
				$175	$175

(9)	STOCK-BASED COMPENSATION

As of September 30, 2017, we have unvested restricted stock awards and stock options granted under stock-based employee compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2016 Form 10-K.

As of September 30, 2017, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $691. The weighted average period over which this expense is expected to be recognized is 2.8 years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2017 and 2016, respectively, related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$1	$2	$5	$7
Selling expense	-	1	-	4
Engineering and product development expense	1	3	5	8
General and administrative expense	104	38	282	203
	$106	$44	$292	$222

There was no stock-based compensation expense capitalized in the nine months ended September 30, 2017 or 2016.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, during January 2016, we granted 22,500 shares of restricted stock to our independent directors which vested 100% upon the re-election of these directors at our annual meeting of stockholders in June 2016. The total compensation expense related to the shares granted in 2016 was $98, and it was recorded upon the re-election of these directors. In March 2017, we granted 22,500 shares of restricted stock to these same directors. These shares vested 25% upon the grant date and will vest an additional 25% at each of June 30, September 30, and December 31, 2017. The total compensation expense related to these shares is $143 and it will be recorded as the shares vest during 2017.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(9)	STOCK-BASED COMPENSATION (Continued)

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2017	97,025	$4.04
Granted	64,000	6.48
Vested	(45,975)	4.70
Forfeited	-	-
Unvested shares outstanding, September 30, 2017	115,050	5.13

The total fair value of the shares that vested during the nine months ended September 30, 2017 and 2016 was $290 and $138, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Risk-free interest rate	2.14%	1.30%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.40
Weighted average expected life of stock options (years)	6	4

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2017 and 2016 was $2.64 and $1.43, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2017 (none exercisable)	19,800	$4.37
Granted	96,000	6.35
Exercised	-	-
Forfeited	-	-
Options outstanding, September 30, 2017 (4,950 exercisable)	115,800	6.01

(10)	STOCK REPURCHASE PLAN

As discussed further in our 2016 Form 10-K, on October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 (the "Exchange Act"), or in privately negotiated transactions (the "2015 Repurchase Plan"). The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash.

During the nine months ended September 30, 2017 and 2016, we repurchased 13,883 and 209,271 shares, respectively, at a cost of $62 and $841, respectively. As of September 30, 2017, we had repurchased a total of 297,020 shares at a cost of $1,195 under the 2015 Repurchase Plan. All of the repurchased shares were retired.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the nine months ended September 30, 2017 and 2016, we recorded $299 and $311 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. From the date of acquisition through September 30, 2017, we made matching contributions of $21.

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

Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell, which we acquired in May 2017, as discussed in Note 3. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support.

EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the ATE market, including the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Revenues:
Thermal	$11,470	$6,641	$28,440	$17,429
EMS	5,882	4,182	18,980	12,526
	$17,352	$10,823	$47,420	$29,955
Earnings (loss) before income tax expense (benefit):
Thermal	$1,539	$1,402	$4,735	$2,709
EMS	1,594	374	5,455	733
Corporate	(292)	(55)	(1,841)	(848)
	$2,841	$1,721	$8,349	$2,594
Net earnings (loss):
Thermal	$1,183	$888	$3,228	$1,737
EMS	1,021	236	3,471	469
Corporate	(186)	(34)	(1,158)	(549)
	$2,018	$1,090	$5,541	$1,657

	September 30, 2017	December 31, 2016
Identifiable assets:
Thermal	$49,443	$19,893
EMS	10,771	22,951
	$60,214	$42,844

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(12)	SEGMENT INFORMATION (Continued)

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues:
U.S.	$4,746	$3,268	$12,212	$8,898
Foreign	12,606	7,555	35,208	21,057
	$17,352	$10,823	$47,420	$29,955

	September 30, 2017	December 31, 2016
Property and equipment:
U.S.	$1,003	$691
Foreign	541	253
	$1,544	$944

inTEST CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," “plans” or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2016 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

Overview

In this report and MD&A, "we," "us," "our," and the "Company" refer to inTEST Corporation and its consolidated subsidiaries. This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. As further discussed below, on May 24, 2017, we acquired Ambrell, which sells its products almost exclusively to customers in the industrial market, which is a non-ATE market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the ATE market. We expect that our future orders and net revenues will be approximately equally split between the ATE and non-ATE markets. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

As part of our ongoing strategy to reduce the impact of ATE market volatility on our business operations, we continue to diversify our served markets to address the thermal test requirements of several other markets outside the ATE market. These include the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets. We believe that these markets usually are less cyclical than the ATE market. While market share statistics exist for some of the markets we serve outside the ATE market, due to the nature of our highly specialized product offerings in these non-ATE markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these non-ATE markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-ATE markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these non-ATE markets that may affect our performance. The level of our orders and net revenues from these non-ATE markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products. As previously mentioned, Ambrell, which we acquired in May 2017, sells its products almost exclusively to customers in the industrial market, which is one of the non-ATE markets we serve. We expect that the acquisition of Ambrell will significantly increase our orders and net revenues from markets outside the ATE market. As a result, we expect that our future orders and net revenues will be approximately equally split between the ATE and non-ATE markets.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by original equipment manufacturers ("OEMs") and changes in customer buying patterns. In particular, demand for our mechanical and electrical products, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEMs specifying other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the in-house manufacturing activities of OEMs building certain products we have historically sold to them, including manipulators, docking hardware and tester interfaces, which has had the impact of significantly reducing the size of the available market for those certain products, (iv) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (v) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (vi) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales prices to be successful in obtaining the sale or causing loss of the sale).

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems. Ambrell's systems are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-ATE related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22.6 million in cash. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. For further discussion of the acquisition, see Note 3 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2017	2016	$	%	2017	$	%
Orders:
Thermal	$12,133	$7,316	$4,817	66%	$8,775	$3,358	38%
EMS	5,500	3,966	1,534	39%	5,817	(317)	(5)%
	$17,633	$11,282	$6,351	56%	$14,592	$3,041	21%

ATE market	$8,915	$7,008	$1,907	27%	$8,689	$226	3%
Non-ATE market	8,718	4,274	4,444	104%	5,903	2,815	48%
	$17,633	$11,282	$6,351	56%	$14,592	$3,041	21%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Orders:
Thermal	$28,168	$20,618	$7,550	37%
EMS	19,089	13,101	5,988	46%
	$47,257	$33,719	$13,538	40%

ATE market	$29,163	$23,072	$6,091	26%
Non-ATE market	18,094	10,647	7.447	70%
	$47,257	$33,719	$13,538	40%

Total consolidated orders for the three months ended September 30, 2017 were $17.6 million compared to $11.3 million for the same period in 2016 and $14.6 million for the three months ended June 30, 2017. During the three months ended September 30, 2017, the orders of our Thermal segment included $6.4 million of orders attributable to Ambrell, which we acquired on May 24, 2017, as previously discussed. Of the orders attributable to Ambrell, $334,000 were from customers in the ATE market and the balance were from non-ATE market customers. When adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders would have decreased $63,000, or 1%, as compared to the same period in 2016, and $1.0 million, or 9%, as compared to the three months ended June 30, 2017. These reductions primarily represent a decrease in orders from our non-ATE market customers in the telecommunications market and were partially offset by continued strong demand from our customers in the ATE market.

inTEST CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total consolidated orders for the nine months ended September 30, 2017 were $47.3 million compared to $33.7 million for the same period in 2016. When adjusted to eliminate the impact of orders attributable to Ambrell, our consolidated orders for the nine months ended September 30, 2017 would have increased $4.8 million, or 14%, as compared to the same period in 2016. The increase was attributable to our customers in the ATE market. This higher level of demand is being driven, in part, by the increasing number of ICs utilized in the automotive industry and the need to test those ICs. In addition, demand for ATE is also being driven by products which enable the Internet of Things (IoT) and the increasing number of ICs in consumer electronics and industrial applications. The increase from customers in the ATE market was partially offset by a decrease in non-ATE market demand, primarily from customers in the defense/aerospace market.

When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-ATE markets for the three months ended September 30, 2017 were $2.6 million, or 24% of total consolidated orders, compared to $4.3 million, or 38% of total consolidated orders for the same period in 2016 and $3.7 million, or 30% of total consolidated orders, for the three months ended June 30, 2017. When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-ATE markets for the nine months ended September 30, 2017, were $9.8 million, or 25% of total consolidated orders as compared to $10.6 million, or 32% of total consolidated orders for the same period in 2016. As previously mentioned, the decrease in demand was primarily from customers in the telecommunications and defense/aerospace markets. The level of our orders in these non-ATE markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At September 30, 2017, our backlog of unfilled orders for all products was approximately $11.3 million compared with approximately $6.1 million at September 30, 2016 and $11.1 million at June 30, 2017. At September 30, 2017, our backlog included $5.9 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2017. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2017	2016	$	%	2017	$	%
Net revenues:
Thermal	$11,470	$6,641	$4,829	73%	$9,194	$2,276	25%
EMS	5,882	4,182	1,700	41%	6,694	(812)	(12)%
	$17,352	$10,823	$6,529	60%	$15,888	$1,464	9%

ATE market	$9,162	$8,039	$1,123	14%	$10,155	$(993)	(10)%
Non-ATE market	8,190	2,784	5,406	194%	5,733	2,457	43%
	$17,352	$10,823	$6,529	60%	$15,888	$1,464	9%

inTEST CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Net revenues:
Thermal	$28,440	$17,429	$11,011	63%
EMS	18,980	12,526	6,454	52%
	$47,420	$29,955	$17,465	58%

ATE market	$29,756	$22,068	$7,688	35%
Non-ATE market	17,664	7,887	9,777	124%
	$47,420	$29,955	$17,465	58%

Total consolidated net revenues for the three months ended September 30, 2017 were $17.4 million compared to $10.8 million for the same period in 2016 and $15.9 million for the three months ended June 30, 2017. During the three months ended September 30, 2017, we recorded $4.9 million in net revenues attributable to Ambrell, $91,000 of which were from customers in the ATE market and the balance of which were from non-ATE market customers. Total consolidated net revenues for the first nine months of 2017 were $47.4 million compared to $30.0 million for the same period in 2016. During the nine months ended September 30, 2017, we recorded $6.9 million in net revenues attributable to Ambrell, $122,000 of which were from customers in the ATE market and the balance of which were from non-ATE market customers.

When adjusted to eliminate the impact of the net revenues attributable to Ambrell, the increase in our net revenues for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, primarily reflects strengthening in demand within the ATE market. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, as a percent of our total consolidated net revenues, net revenues from customers in non-ATE markets were 27% for both the three and nine months ended September 30, 2017 compared to 26% in each of the comparable prior periods, and 27% for the three months ended June 30, 2017.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets, and, as a result of the acquisition of Ambrell, the consumer products packaging, fiber optics and other markets. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the three months ended September 30, 2017 and 2016, our OEM sales as a percentage of net revenues were 2% and 3%, respectively. For the nine months ended September 30, 2017 and 2016, our OEM sales as a percentage of net revenues were 6% and 5%, respectively.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

The results of operations for our two product segments are generally affected by the same factors described in the Overview section above. Separate discussions and analyses for each product segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each product segment where significant to an understanding of that segment.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Revenues. Net revenues were $17.4 million for the three months ended September 30, 2017 compared to $10.8 million for the same period in 2016, an increase of $6.5 million, or 60%. Our net revenues for the three months ended September 30, 2017 included $4.9 million of net revenues attributable to Ambrell. We believe the increase in our net revenues during the third quarter of 2017 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 51% of net revenues for the three months ended September 30, 2017 as compared to 52% of net revenues for the same period in 2016. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Of the $1.1 million increase in these costs, $913,000 represents the fixed operating costs attributable to Ambrell. The remaining $166,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment.

Selling Expense. Selling expense was $2.3 million for the three months ended September 30, 2017 compared to $1.4 million for the same period in 2016, an increase of $928,000, or 67%. Our expense for the three months ended September 30, 2017 included $850,000 of selling costs attributable to Ambrell. The remaining increase of $78,000 primarily reflects an increase in salary and benefits expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.1 million for the three months ended September 30, 2017 compared to $905,000 for the same period in 2016, an increase of $234,000, or 26%. Engineering expense attributable to Ambrell in the third quarter of 2017 was $269,000. When adjusted to eliminate this amount, engineering expense would have decreased $35,000, or 4%, for the third quarter of 2017 as compared to same period in 2016. This decrease primarily reflects reduced spending on legal matters related to our intellectual property which was partially offset by an increase in the cost of materials used in new product development for our Thermal segment.

General and Administrative Expense. General and administrative expense was $3.1 million for the three months ended September 30, 2017 compared to $1.6 million for the same period in 2016, an increase of $1.6 million, or 100%. Our expenses for the third quarter of 2017 included $31,000 of transaction costs related to the acquisition of Ambrell on May 24, 2017, and $1.3 million of general and administrative expense attributable to Ambrell. Ambrell’s general and administrative expense included $560,000 of amortization of intangible assets. When adjusted to eliminate these items, general and administrative expense would have increased $258,000 or 17%, primarily reflecting an increase in accruals for profit related bonuses, higher salary and benefits expense, including deferred compensation expense related to stock-based awards. To a lesser extent, there was also an increase in fees paid to third party professionals who assist us in a variety of compliance related matters and an increase in travel cost.

Contingent Consideration Liability. During the three months ended September 30, 2017, we recorded a reduction of $549,000 in the fair value of our liability for contingent consideration. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The reduction in the fair value is primarily a result of a reduction in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2017.

Income Tax Expense. For the three months ended September 30, 2017, we recorded income tax expense of $823,000 compared to $631,000 for the same period in 2016. Our effective tax rate was 29% for the three months ended September 30, 2017 compared to 37% for the same period in 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate reflects recording the aforementioned reduction of $549,000 in our liability for contingent consideration which is not taxable.

inTEST CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Revenues. Net revenues were $47.4 million for the nine months ended September 30, 2017 compared to $30.0 million for the same period in 2016, an increase of $17.4 million, or 58%. Our net revenues for the nine months ended September 30, 2017 included $6.9 million of net revenues attributable to Ambrell. We believe the increase in our net revenues during the first nine months of 2017 primarily reflects the factors previously discussed in the Overview section above.

Gross Margin. Our consolidated gross margin was 53% for the nine months ended September 30, 2017 as compared to 50% for the same period in 2016. Although our fixed operating costs increased $1.8 million in absolute dollar terms, they were more fully absorbed by the higher net revenue levels. Of the $1.8 million increase in the absolute dollar value of these costs, $1.3 million represents the fixed operating costs attributable to Ambrell. The remaining $506,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of an increased use of temporary labor for operations support due to the increased order and shipment activity. To a lesser extent, the increase in gross margin as a percentage of net revenues also reflects a reduction in our component material costs as a percentage of net revenues as a result of changes in product and customer mix.

Selling Expense. Selling expense was $5.9 million for the nine months ended September 30, 2017 compared to $4.2 million for the same period in 2016, an increase of $1.7 million, or 40%. Our expense for the nine months ended September 30, 2017 included $1.2 million of selling costs attributable to Ambrell. The remaining increase of $494,000 primarily reflects higher levels of commission expense reflecting the higher net revenues, and to a lesser extent, an increase in travel costs and salary and benefits expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $3.1 million for the nine months ended September 30, 2017 compared to $2.9 million for the same period in 2016, an increase of $178,000, or 6%. Our expense for the nine months ended September 30, 2017 included $351,000 of engineering costs attributable to Ambrell. When adjusted to eliminate this amount, engineering expense would have decreased $173,000, or 6%, for the first nine months of 2017 as compared to same period in 2016. This decrease primarily reflects reduced spending on legal matters related to our intellectual property and lower salary and benefits expense for our EMS product segment.

General and Administrative Expense. General and administrative expense was $8.4 million for the nine months ended September 30, 2017 compared to $5.4 million for the same period in 2016, an increase of $3.1 million, or 57%. Our expenses for the first nine months of 2017 included $880,000 of transaction costs related to the acquisition of Ambrell on May 24, 2017, and $1.8 million of general and administrative expense attributable to Ambrell. Ambrell’s general and administrative expense included $757,000 of amortization of intangible assets. Our expenses for the first nine months of 2016 included $479,000 of transaction costs related to an acquisition that did not close. When adjusted to eliminate these items, general and administrative expense would have increased $850,000 or 17%, primarily reflecting higher salary and benefits expense and an increase in accruals for profit-related bonuses. To a lesser extent there was also an increase in travel costs and professional fees.

Contingent Consideration Liability. During the nine months ended September 30, 2017, we recorded a reduction of $549,000 in the fair value of our liability for contingent consideration. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The reduction in the fair value is primarily a result of a reduction in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2017.

Income Tax Expense. For the nine months ended September 30, 2017, we recorded income tax expense of $2.8 million compared to $937,000 for the same period in 2016. Our effective tax rate was 34% for the nine months ended September 30, 2017 compared to 36% for the same period in 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate reflects the aforementioned adjustment to our liability for contingent consideration.

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

Liquidity

Our cash and cash equivalents and working capital were as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$11,499	$28,611
Working capital	$19,604	$32,950

As of September 30, 2017, $2.7 million of our cash and cash equivalents was held by our foreign subsidiaries. When these funds are needed for our operations in the U.S., we may be required to accrue and pay U.S. taxes if we repatriate certain of these funds.

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

Cash Flows

Operating Activities. Net cash provided by operations for the nine months ended September 30, 2017 was $5.2 million. During the nine months ended September 30, 2017, we recorded net earnings of $5.5 million which included non-cash charges of $1.3 million for depreciation and amortization, a $549,000 reduction in the fair value of our contingent consideration liability, $292,000 for amortization of deferred compensation expense related to stock-based awards and $161,000 as a provision for excess and obsolete inventory. Approximately $757,000 of our amortization expense was related to the intangible assets acquired as part of the acquisition of Ambrell in May 2017, which is discussed further in the Overview and Note 3 to our consolidated financial statements. When adjusted to eliminate the assets and liabilities purchased in the acquisition of Ambrell, accounts receivable and inventories increased $1.1 million and $581,000, respectively, during the nine months ended September 30, 2017 compared to the levels at the end of 2016. These increases primarily reflect the increased business activity during the first nine months of 2017 as compared to the fourth quarter of 2016. During the nine month months ended September 30, 2017, domestic and foreign income taxes payable increased $472,000 as a result of higher levels of taxable income during the first nine months of 2017.

Investing Activities. During the nine months ended September 30, 2017, we completed the acquisition of Ambrell for $22.0 million, net of cash acquired, as discussed in further detail in the Overview and Note 3 to our consolidated financial statements. During the nine months ended September 30, 2017, purchases of property and equipment were $435,000. We currently plan to spend approximately $1.5 million to $2.0 million on leasehold improvements for a new facility for Ambrell in Rochester, New York. We expect to spend these funds during the fourth quarter of 2017 and the first quarter of 2018 and expect to take occupancy on May 1, 2018. We have no other significant commitments for capital expenditures for the balance of 2017; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the nine months ended September 30, 2017, we utilized $62,000 to repurchase 13,883 shares of our common stock under the 2015 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

inTEST CORPORATION

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2017, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2016 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2016 Form 10-K filed with the Securities and Exchange Commission on March 27, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Exchange Act, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. For the three months ended September 30, 2017, there were no shares repurchased. As of September 30, 2017 all of the Company’s 10b5-1 Plans had expired.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

PART II.  OTHER INFORMATION

Item 6.     Exhibits

10.1	Form of Indemnification Agreement.(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release of inTEST Corporation, issued October 23, 2017.(2)
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 2, 2017, File No. 001-36117, filed October 6, 2017, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated October 20, 2017, File No. 001-36117, filed October 23, 2017, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	November 14, 2017	/s/ Robert E. Matthiessen
Robert E. Matthiessen President and Chief Executive Officer

Date:	November 14, 2017	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer