Form 10-K
period 2017-12-31
INTEST CORP
filed 2018-03-28
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number 1-36117

inTEST Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	22-2370659 (I.R.S. Employer Identification Number)
804 EAST GATE DRIVE, SUITE 200 MT. LAUREL, NEW JERSEY (Address of Principal Executive Offices)	08054 (Zip Code)

Registrant's telephone number, including area code: (856) 505-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), was: $57,738,020.

The number of shares outstanding of the registrant's Common Stock, as of March 16, 2018, was 10,473,558.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) (including this Report on Form 10-K), our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," "plans" or "anticipates" or similar terminology, and include, but are not limited to, statements made in this Report regarding:

●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the ability to borrow funds or raise capital to finance major potential acquisitions;
●

the success of our strategy to diversify our business by entering markets outside the semiconductor and automated test equipment (“ATE”), markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial, telecommunications and other markets;

●	indications of a change in the market cycles in the semiconductor and ATE markets or other markets we serve;
●	developments and trends in the semiconductor and ATE markets;
●	competitive pricing pressures;
●	the development of new products and technologies by us or our competitors;
●	effects of exchange rate fluctuations;
●	general economic conditions both domestically and globally;
●	the anticipated market for our products;
●	the availability of materials used to manufacture our products;
●	the availability of and retention of key personnel;
●	net revenues generated by foreign subsidiaries;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations; and
●	other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

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

PART I

Item 1.    BUSINESS

INTRODUCTION

In this report, "we," "us," "our," and the "Company" refer to inTEST Corporation and its consolidated subsidiaries. We are an independent designer, manufacturer and marketer of thermal management products and ATE interface solutions which are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic test across a range of industries including the automotive, defense/aerospace, energy, industrial, telecommunications and other markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. Our high-performance products are designed to enable our customers to improve the efficiency of their test and manufacturing processes and, consequently, their profitability.

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product. Our largest customers include Analog Devices, Inc., Cypress Semiconductor Corporation, Foxconn Optical Interconnect Technologies, Inc., Hakuto Co. Ltd., NaigaiTEC Corporation, NXP Semiconductors N.V., Rosendahl Nextrom GmbH, STMicroelectonics N.V., Teradyne, Inc. and Texas Instruments Incorporated.

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

On May 24, 2017, we completed the acquisition of Ambrell Corporation ("Ambrell") for $22.0 million in cash. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations are included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K. This acquisition is discussed further in Note 3 to our consolidated financial statements included in Item 8 of this Report on Form 10-K.

MARKETS

Overview

Our business is grounded in the ATE market, which provides automated test equipment to the semiconductor market. While the ATE market remains a key driver in our business, since 2009, we have taken actions to diversify our served markets to address the thermal test requirements of several other markets outside the semiconductor market as well as certain thermal process industrial requirements. The markets we have targeted outside the semiconductor market include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Prior to the acquisition of Ambrell in May 2017, as discussed above, we offered only highly specialized engineering solutions in these markets outside the semiconductor market, the demand for which is limited and which we expect may vary significantly from period to period. Ambrell sells its precision induction heating systems almost exclusively to customers in the industrial market, which is a non-semiconductor market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the semiconductor market. We expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets. During 2017 and 2016, our net revenues in markets outside the semiconductor market were $29.0 million (including $13.2 million of net revenues attributable to Ambrell) and $12.2 million, respectively, and represented 44% and 30%, respectively, of our total net revenues. In the last five years, our net revenues from sales in markets outside the semiconductor market have ranged from 27% to 44%.

The level of our net revenues in the various markets we serve outside the semiconductor market varies significantly from market to market. During 2017 and 2016, our net revenues from the telecommunications market represented 15% of our total net revenues for both years, while our net revenues from the defense/aerospace market represented 5% and 8%, respectively, of our total net revenues and our net revenues from the industrial market represented 21% and 2%, respectively, of our total net revenues. The level of our net revenues in these non-semiconductor markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. One of our goals is to further expand our sales in these markets outside the semiconductor market; however, due to the highly specialized nature of many of our product offerings in these non-semiconductor markets, we do not expect broad market penetration in many of these markets and therefore, do not anticipate developing meaningful market shares in these non-semiconductor markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance.

The one non-semiconductor market where we believe we have developed a meaningful market share is the optical transceiver market, which is a submarket to the broad telecommunications market. In contrast to the semiconductor or ATE markets where we serve a broad range of customers and where our business trends follow the overall market trends within the semiconductor or ATE markets, in the optical transceiver submarket, we only serve those companies producing high speed transceiver devices, which represent only a portion of that submarket, and therefore, optical transceiver submarket trends do not have a similar material impact on our financial results. The following discussion of our markets, therefore, is limited to only the ATE and semiconductor markets, which currently represent the majority of our net revenues.

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

Demand for new ATE and related equipment depends upon several factors, including the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the evolutionary changes in IC technologies included the shift to 300 mm wafers in production, system-on-a-chip (“SOC”) where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production but also to handle the more sophisticated testing requirements of ICs.

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

Wafers are tested before being diced and packaged, to ensure that only properly functioning ICs are packaged. This testing step has several names, including "front-end test," "wafer test," "wafer probe" or "wafer sort." In front-end test, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card which is electronically connected to a "test head," which connects electrically to a test system. During front-end testing, there is a growing trend of thermally conditioning the wafer during test. Once the good ICs have been identified, they are packaged.

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

Change in Technology. End-user applications are demanding ICs with increasingly higher performance, greater speeds, and smaller sizes. ICs that meet these higher standards, including SOC designs, are more complex and dense. These technology trends have significant implications for the IC testing process, including:

●	the need for test heads of higher complexity;
●	higher signal densities;
●	increasing test speeds; and
●	a new generation of testers for SOC and other technologies.

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

Temperature-Controlled Testing. Our Thermostream(R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, printed circuit boards and sub-assemblies. Our Thermochuck(R) products are used by semiconductor manufacturers for front-end temperature stress screening at the wafer level. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, have significantly increased our product offerings in the area of temperature-controlled testing and enabled us to begin serving customers in other markets outside the ATE market. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics' products provide a range of precision temperature forcing systems and have been melded into Temptronic's ATS ThermoStream product line. The Thermonics brand is now used to market a family of process chillers for test and industrial applications.

Induction Heating Applications. Our acquisition of Ambrell added induction heating capabilities to our product offerings, which can be used by customers in process applications where precision controlled heating is needed.  Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies.  Applications for our EKOHEAT(R) or EASYHEAT™ induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting and testing.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2017, we had domestic manufacturing facilities in California, Massachusetts, New Jersey and New York and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

We remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost-effective products and becoming the key supplier of all of our customers' product needs. Our strategies to achieve these goals include the following:

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering in 1997, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. In particular, the acquisitions of Temptronic in 2000, Sigma in 2008, Thermonics in 2012 and Ambrell in 2017 have provided access to markets that are less sensitive to cyclicality than the semiconductor market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the semiconductor market.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal segment. During 2017 and 2016, approximately $29.0 million (including $13.2 million of net revenues attributable to Ambrell), or 44%, and $12.2 million, or 30%, respectively, of our total net revenues were derived from markets outside semiconductor. These revenues were all generated by our Thermal segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

Providing Technologically Advanced Solutions. We are committed to designing and producing only the highest quality products which incorporate innovative designs to achieve optimal cost-effectiveness and functionality for each customer's particular situation. Our engineering and design staff is continually engaged in developing new and improved products and manufacturing processes.

Leveraging Our Strong Customer Relationships. Our technical personnel work closely with ATE manufacturers to design tester interface and docking hardware that are compatible with their ATE. As a result, we are often privy to proprietary technical data and information about these manufacturers' products. We believe that because we do not compete with ATE manufacturers in the prober, handler and tester markets, we have been able to establish strong collaborative relationships with these manufacturers that enable us to develop ancillary ATE products on an accelerated basis. Engineering is also at the heart of the thermal segment where customers often return to inTEST with their next thermal challenge. We work to cement relationships with customers that have demanding specifications whether it be thermal testing at temperature extremes for aerospace application, for example, or delivering precise heating for efficient industrial processes. We believe that with our capabilities to consistently demonstrate solutions from proof of concept to manufactured products with required specifications, we can continue to strengthen our customer relationships.

Maintaining Our International Presence. Our existing and potential customers are concentrated in certain regions throughout the world. We believe that we must maintain a presence in the markets in which our customers operate. We currently have offices in the U.S., Germany, Singapore, the Netherlands and the U.K.

Controlling Costs. At the same time as we are pursuing growth opportunities, we will seek ways to more aggressively streamline our cost structure, so that we are positioned to offer products at prices that provide the margin for a reasonable profit as well as the resources for continual product development.

OUR SEGMENTS

In 2016, we reorganized our business from three product segments, Thermal Products, Mechanical Products and Electrical Products, into two product segments, Thermal and Electromechanical Semiconductor ("EMS"). Accordingly, effective January 1, 2017, we have two reportable segments, which are also our reporting units. Prior period information has been reclassified to be comparable to the presentation for 2017.

Our Thermal segment consists of inTEST Thermal Solutions (“iTS”) which manufactures and sells products under the Temptronic, Sigma and Thermonics brand names and Ambrell, which we acquired in May 2017, as discussed above. iTS has operations in Massachusetts, Germany and Singapore. Ambrell has operations in New York, the Netherlands and the U.K. Customers use the thermal solutions produced by iTS for product development, characterization and production test applications. Ambrell provides customers with induction heating system solutions for conditioning, joining, and forming conductive materials in the manufacturing process. Our Thermal segment provides these solutions across an array of industries including automotive, consumer electronics, defense/aerospace, energy, industrial, semiconductor and telecommunications markets.

Our EMS segment consists of our manufacturing operations in New Jersey and California. Semiconductor manufacturers use our EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We custom design most of our products for each customer's particular combination of ATE.

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

ThermoChuck(R) Products: Our ThermoChuck(R) precision vacuum platform assemblies, used primarily in the semiconductor market, quickly change and stabilize the temperature of semiconductor wafers accurately and uniformly during testing without removing the wafer from its testing environment. Such temperatures can range from as low as -65 degrees Celsius to as high as +300 degrees Celsius. ThermoChucks(R) are incorporated into wafer prober equipment for laboratory analysis and for in-line production testing of semiconductor wafers. ThermoChuck(R) products range in price from approximately $25,000 to $120,000.

Thermonics(R) Products: Our Thermonics temperature conditioning products provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, mil/aero and semiconductor markets. Prices range from $20,000 to greater than $200,000.

EKOHEAT(R) Products: Our EKOHEAT(R) induction heating systems with power ratings from 10KW to 500KW are manufactured by Ambrell and are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. Prices range from $25,000 to $250,000.

EASYHEAT™ Products: Our compact EASYHEAT™ induction heating systems with power ratings from 1KW to 10KW are manufactured by Ambrell are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. Prices range from $5,000 to $25,000.

Applications for both EKOHEAT(R) and EASYHEAT™ products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, soldering and testing.

EMS Products

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

Interface Products. Our tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These tester interface products range in price from approximately $7,000 to $110,000.

Financial Information About Product Segments and Geographic Areas

Please see Note 16 of our consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products primarily in markets where semiconductors are manufactured. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries. We have been providing a greater number of engineered solutions to non-semiconductor markets. These are thermal-based solutions that fall into the categories of test and process, involving automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets.

Thermal Products: We market our thermal products brands, Temptronic, Sigma and Thermonics, under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We visit our distributors regularly and have trained them to sell and service our thermal products.

We market our EASYHEAT™ and EKOHEAT(R) precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries including automotive, aerospace and semiconductor and are sold globally through a combination of regional sales and strategic account managers and independent distributors. In North America and Europe, direct regional sales managers provide sales coverage augmented by distributors in Mexico and three European countries. Our strategic account managers cover targeted segments and create and manage relationships with key management personnel. In Asia, seven distributors have responsibility for sales and service of our products.

We also provide induction heating product support through our SmartCARE Service offering, which includes equipment repairs and training, preventative maintenance, enhanced warranties and spare parts. Our field service engineers, located in the U.S. and Europe, provide service and support globally. Additionally, a number of distributors in North America, Europe and Asia have factory-trained service technicians.

EMS Products: In North America, we sell to semiconductor manufacturers principally through the use of independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

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

In Europe, we sell to semiconductor and ATE manufacturers through our internal sales staff. Technical support is provided by our staff in the U.K. In China, Japan, the Philippines, South Korea, and Thailand, we sell through the use of independent sales representatives who are supervised by our internal sales staff. In Malaysia, Singapore and Taiwan, our sales are handled by our internal sales staff. International sales representatives are responsible for sales, installation, support and trade show participation in their geographic market areas. Technical support is provided to Asian customers primarily by employees based in Malaysia, the Philippines and Taiwan.

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly providers, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing, although our ThermoStream® products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the years ended December 31, 2017 and 2016, Hakuto Co. Ltd., one of our distributors, accounted for 11% and 13% of our consolidated net revenues, respectively. These revenues were generated by our Thermal segment. During the years ended December 31, 2017 and 2016, Texas Instruments Incorporated accounted for 11% and 10% of our consolidated net revenues, respectively. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. Our ten largest customers accounted for approximately 46% and 50% of our consolidated net revenues in 2017 and 2016, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Our largest customers in 2017 include:

Semiconductor Manufacturers	ATE Manufacturers	Other
Analog Devices, Inc.	Teradyne, Inc.	Foxconn Optical Interconnect Technologies, Inc.
Cypress Semiconductor Corporation		Hakuto Co. Ltd.
NaigaiTEC Corporation		Rosendahl Nextrom GmbH
NXP Semiconductors N.V.
STMicroelectronics N.V.
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2017, our principal manufacturing operations consisted of assembly and testing at our facilities in California, Massachusetts, New Jersey and New York. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however, we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

Our Massachusetts facility is ISO 9001:2015 certified. Our New York facility is ISO 9001:2008 certified. Our New Jersey and California facilities manufacture products only for the semiconductor industry where ISO certification is not required. However, these locations do employ the practices embodied in the ISO 9001:2008.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2017, we employed a total of 42 engineers, who were engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $4.3 million in 2017 and $3.7 million in 2016 on engineering and product development. 2017 expenses include $650,000 attributable to Ambrell, which we acquired in May 2017.

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

As of December 31, 2017, we held 79 active U.S. patents and had 7 pending U.S. patent applications covering various aspects of our technology. Our acquisition of Ambrell during 2017 provided 30 of those US patents, as well as 1 US patent application. Our U.S. patents expire at various times beginning in 2018 and extending through 2035. During 2017, one U.S. patent was issued and we had two U.S. patents expire. We do not believe that the upcoming expiration of certain of our patents in 2018 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

COMPETITION

We operate in an increasingly competitive environment within both of our product segments. Some of our competitors have greater financial resources and more extensive design and production capabilities than we do. Certain markets in which we operate have become more fragmented, with smaller companies entering the market. These new smaller entrants typically have much lower levels of fixed operating overhead than we do, which enables them to be profitable with lower priced products. In order to remain competitive with these and other companies, we must be able to continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer relationships worldwide.

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in the markets we serve include price, functionality, timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with the industry's leading semiconductor manufacturers and other customers, and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

Our principal competitors for Thermostream(R) products are FTS Systems, a part of SP Industries, and MPI Corporation. Our principal competitors for Thermochuck(R) products include Cascade Microtech, Inc., a subsidiary of FormFactor, Inc., ERS Electronik GmbH and Espec Corp. Our principal competitors for environmental chambers are Cincinnati Sub-Zero Products, Inc., Espec Corp. and Thermotron Industries. Our principal competitor for thermal platforms is Environmental Stress Systems Inc. Our principal competitors for EKOHEAT(R) and EASYHEAT™ products are Inductotherm Corporation, Ajax-Tocco Magneticthermic, EFD Induction Corporation, Trumpf Huettinger GmbH, and Ceia Loge.

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

BACKLOG

At December 31, 2017, our backlog of unfilled orders for all products was approximately $13.7 million compared with approximately $7.4 million at December 31, 2016. At December 31, 2017, our backlog included $5.5 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2018. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2017, we had 199 full time employees, including 101 in manufacturing operations, 61 in customer support/operations and 37 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

ADDITIONAL INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports that are filed with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge through our website (www.intest.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also routinely post press releases, presentations, webcasts and other information regarding the Company on our website. The information posted to our website is not part of this Report.

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only ones facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition could suffer, and the price of our stock could be negatively affected.

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

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as reduce our overall reliance on the ATE market. We may not be able to execute our acquisition strategy if:

●	we are unable to identify suitable businesses, technologies or products to acquire;
●	we do not have sufficient cash or access to required capital at the necessary time;
●	we are unwilling or unable to outbid larger, more resourceful companies; or
●	we are unable to successfully close proposed acquisitions.

Our acquisition strategy involves financial and management risks which may adversely affect our results in the future.

If we acquire additional businesses, technologies or products, we will face the following additional risks:

●	future acquisitions could divert management's attention from daily operations or otherwise require additional management, operational and financial resources;
●	we might not be able to integrate future acquisitions into our business successfully or operate acquired businesses profitably;
●	we may realize substantial acquisition related expenses which would reduce our net earnings in future years; and
●	our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies that we acquire.

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

Our business is subject to intense competition, which has in the past and could in the future, materially adversely affect our business, financial condition and results of operations.

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

Since 2009, we have sold our thermal products in markets outside of the semiconductor market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. During 2017 and 2016, our sales to these non-semiconductor markets were $29.0 million (including $13.2 million of net revenues attributable to Ambrell) and $12.2 million, respectively, and represented 44% and 30% of our consolidated net revenues, respectively. Prior to our acquisition of Ambrell, we offered only highly specialized engineering solutions in these markets outside the semiconductor market, the demand for which is limited and which we expect may vary significantly from period to period. Our goal is to increase our sales into these and other non-semiconductor markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these non-semiconductor markets, we do not expect broad market penetration in many of these markets. If we are unable to expand our sales in non-semiconductor markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality and seasonality of the semiconductor and ATE markets, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. We believe that in recent years there have been a variety of changes within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for the products sold by EMS, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the increasing practice of OEMs specifying other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) customers requiring products with a greater range of use at the lowest cost, and (iv) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors. These shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

During the years ended December 31, 2017 and 2016, Hakuto Co. Ltd., one of our distributors, accounted for 11% and 13% of our consolidated net revenues, respectively. These revenues were generated by our Thermal segment. During the years ended December 31, 2017 and 2016, Texas Instruments Incorporated accounted for 11% and 10% of our consolidated net revenues, respectively. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. Our ten largest customers accounted for approximately 46% and 50% of our consolidated net revenues in 2017 and 2016, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to the changing cycles of demand in the semiconductor manufacturing industry, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations and losses in the future, include:

●	contingent consideration liability adjustments;
●	changes in demand in the markets we serve outside the ATE market including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunication markets;
●	the state of the U.S. and global economies;
●	changes in the buying patterns of our customers;
●	changes in our market share;
●	the technological obsolescence of our inventories;
●	quantities of our inventories greater than is reasonably likely to be utilized in future periods;
●	fluctuations in the level of product warranty charges;
●	competitive pricing pressures;
●	costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
●	costs and timing of integration of our acquisitions and plant consolidations and relocations;
●	excess manufacturing capacity;
●	our ability to control operating costs;
●	delays in shipments of our products;
●	the mix of our products sold;
●	the mix of customers and geographic regions where we sell our products;
●	changes in the level of our fixed costs;
●	costs associated with the development of our proprietary technology;
●	our ability to obtain raw materials or fabricated parts when needed;
●	increases in costs of component materials;
●	cancellation or rescheduling of orders by our customers;
●	changes in government regulations; and
●	political or economic instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

In connection with our acquisition of Ambrell in May 2017, we agreed to contingent consideration in the form of earnouts based on the future adjusted EBITDA of Ambrell for 2017 and 2018. Significant variation in the amount of the estimated fair value of contingent consideration from period to period is possible which could have a materially adverse effect on our results of operations.

The consideration paid for the acquisition of Ambrell, which we acquired in May 2017, includes contingent consideration in the form of earnouts based on the future adjusted EBITDA of Ambrell. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout, to be paid after calendar year 2017 is completed, is an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22 million paid at closing. At December 31, 2017, we had accrued $5.4 million as the 2017 earnout payable on our balance sheet representing the amount of the first earnout. The second earnout, if any, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22 million paid at closing and the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. To estimate the fair value of the contingent consideration at the acquisition date, an option based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. This resulted in an estimated fair value of $4.1 million, which was recorded as a contingent consideration liability as of the acquisition date. At December 31, 2017, the estimated fair value of our contingent consideration liability had increased to $11.1 million, and, accordingly, during the second half of 2017, we recorded a $7.0 million increase in the amounts accrued for contingent consideration. We use this same option based income approach to estimate the fair value of the contingent consideration as of the end of each quarter. Significant variation in the amount of the estimated fair value of contingent consideration from period to period is possible as the fair value is affected by our then current estimation of future events including future net revenues and other items that affect future projected adjusted EBITDA. Such variation could have a materially adverse effect on our results of operations.

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

Semiconductor technology continues to become more complex as manufacturers incorporate ICs into an increasing variety of products. This trend, and the changes needed in automated testing systems to respond to developments in the semiconductor market, are likely to continue. We cannot be certain that we will be successful or timely in developing, manufacturing or selling products that will satisfy customer needs or that will attain market acceptance. Our failure to provide products that effectively and timely meet customer needs or gain market acceptance will negatively affect our business prospects.

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

The loss of key personnel could adversely affect our ability to manage our business effectively. Our future success will depend largely upon the continued services of our senior management and other key employees or the development of successors with commensurate skills and talents. In the past, during periods of weakened demand which has caused us to experience operating losses, we have implemented temporary salary and benefit reductions and eliminations that have remained in place until our operations returned to profitability. If global economic conditions were to deteriorate and we were to implement such salary and benefit reductions or eliminations again, or if we cannot continue to increase employee salaries and maintain employee benefits commensurate with competitive opportunities, we may not be able to retain our senior management and other key employees. Our business could suffer if we were to lose one of more of our senior officers or other key employees.

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 17% and 16% of consolidated net revenues in 2017 and 2016, respectively. Net revenues from foreign customers totaled $46.6 million, or 70% of consolidated net revenues in 2016, and $27.2 million, or 68% of consolidated net revenues in 2016. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. However, in addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

●	political and economic instability in foreign countries;
●	the imposition of financial and operational controls and regulatory restrictions by foreign governments;
●	the need to comply with a wide variety of U.S. and foreign import and export laws;
●

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

●	trade restrictions;
●	changes in tariffs and taxes;
●	longer payment cycles;
●	fluctuations in currency exchange rates; and
●	the greater difficulty of administering business abroad.

A significant portion of our cash position is maintained overseas and we may not be able to repatriate cash from overseas which could have an adverse effect on our financial condition.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2017, $2.5 million of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements or we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2017, we leased 9 facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2017:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	August 2021	52,700	Thermal segment operations.
Mt. Laurel, NJ	April 2021	54,897	Corporate headquarters and EMS segment operations.
Fremont, CA	October 2020	15,746	EMS segment operations.
Scottsville, NY	April 2018	54,869	Thermal segment operations (current principal facility for Ambrell)
Rochester, NY	April 2028	79,150	Thermal segment operations (principal facility for Ambrell to be occupied May 2018)

All of our facilities have space to accommodate our needs for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

* * * * * * * * * * * * * * * * * * * * * * * *

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." The following table sets forth the high and low sale prices of our common stock, as reported on the NYSE American for the periods indicated. Sale prices have been rounded to the nearest full cent.

	Sales Price
2017	High	Low
First Quarter	$6.85	$4.30
Second Quarter	8.95	5.96
Third Quarter	9.50	6.40
Fourth Quarter	10.25	7.70

2016
First Quarter	$4.69	$3.43
Second Quarter	4.28	3.48
Third Quarter	4.15	3.65
Fourth Quarter	4.75	3.74

On March 16, 2018, the closing price for our common stock as reported on the NYSE American was $8.35. As of March 16, 2018, we had 10,473,558 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2017 or 2016. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

There were no shares of our common stock repurchased by us or on our behalf during the quarter ended December 31, 2017.

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. As of December 31, 2017, all of the Company’s 10b5-1 Plans had expired.

During 2017 and 2016, we repurchased 13,883 and 241,805 shares under the 2015 Repurchase Plan, respectively at a cost of $62,000 and $978,000, respectively. As of December 31, 2017, we had repurchased a total of 297,020 shares at a cost of $1.2 million under the 2015 Repurchase Plan. All of the repurchased shares were retired.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Net revenues	$66,801	$40,227	$38,889	$41,796	$39,426
Gross margin	34,690	20,378	18,698	20,462	19,015
Operating income	3,611	4,146	2,562	4,916	3,962
Net earnings	975	2,658	1,861	3,439	3,077
Net earnings per common share:
Basic	$0.09	$0.26	$0.18	$0.33	$0.30
Diluted	$0.09	$0.26	$0.18	$0.33	$0.30
Weighted average common shares outstanding:
Basic	10,285	10,314	10,473	10,432	10,364
Diluted	10,339	10,333	10,494	10,466	10,419

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,290	$28,611	$25,710	$23,126	$19,018
Working capital	16,580	32,950	30,205	28,032	24,048
Total assets	62,493	42,844	39,984	38,738	35,481
Long-term obligations	8,786	-	-	-	-
Total stockholders' equity	39,288	37,788	35,925	34,368	31,149

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. As further discussed below, on May 24, 2017, we acquired Ambrell, which sells its products almost exclusively to customers in the industrial market, which is a non-semiconductor market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the semiconductor market. We expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

In the past, the semiconductor market has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor market's demand for ATE, including the products we manufacture. This can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Semiconductor and ATE market cycles are difficult to predict and in recent years have become more volatile and, in certain cases, shorter in duration. Because the market cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our industry, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

As part of our ongoing strategy to reduce the impact of semiconductor and ATE market volatility on our business operations, we continue to diversify our served markets to address the thermal test requirements of several other markets outside the semiconductor market. These include the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets. We believe that these markets usually are less cyclical than the semiconductor and ATE markets. While market share statistics exist for some of the markets we serve outside the semiconductor market, due to the nature of our highly specialized product offerings in these non-semiconductor markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these non-semiconductor markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these non-semiconductor markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these non-semiconductor markets that may affect our performance. The level of our orders and net revenues from these non-semiconductor markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products. As previously mentioned, Ambrell, which we acquired in May 2017, sells its products almost exclusively to customers in the industrial market, which is one of the non-semiconductor markets we serve. We expect that the acquisition of Ambrell will significantly increase our orders and net revenues from markets outside the semiconductor market. As a result, we expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets.

While the majority of our orders and net revenues are derived from the ATE market, our operating results do not always follow the overall trend in the ATE market in any given period. We believe that these anomalies may be driven by a variety of factors within the ATE market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In particular, demand for the products sold by EMS, which are sold exclusively within the ATE market, and our operating margins in these product segments have been affected by shifts in the competitive landscape, including (i) customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower cost and increasing unit costs), (ii) the practice of OEMs specifying other suppliers as primary vendors, with less frequent opportunities to compete for such designations, (iii) the in-house manufacturing activities of OEMs building certain products we have historically sold to them, including manipulators, docking hardware and tester interfaces, which has had the impact of significantly reducing the size of the available market for those certain products, (iv) the role of third-party test and assembly houses in the ATE market and their requirement of products with a greater range of use at the lowest cost, (v) customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors, and (vi) certain competitors aggressively reducing their products' sales prices (causing us to either reduce our products' sales prices to be successful in obtaining the sale or causing loss of the sale).

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

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of its outstanding capital stock. Ambrell is a manufacturer of precision induction heating systems used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22.6 million in cash. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. As of December 31, 2017, we had accrued $5.4 million in 2017 earnout payable based on Ambrell’s 2017 adjusted EBITDA and $5.7 million as a contingent consideration liability based on our current projections for Ambrell’s 2018 adjusted EBITDA. For further discussion of the acquisition, see Notes 3 and 4 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market (in thousands).

	Years Ended December 31,		Change
	2017	2016	$	%
Orders:
Thermal	$43,953	$27,287	$16,666	61%
EMS	25,058	17,985	7,073	39%
	$69,011	$45,272	$23,739	52%

Semiconductor market	$39,214	$31,491	$7,723	25%
Non-semiconductor market	29,797	13,781	16,016	116%
	$69,011	$45,272	$23,739	52%

Total consolidated orders for the year ended December 31, 2017 were $69.0 million compared to $45.3 million for the same period in 2016. During the year ended December 31, 2017, we recorded $14.9 million in orders attributable to Ambrell, of which $13.8 million were attributable to the industrial market, which is a non-semiconductor market. When adjusted to eliminate the impact of orders attributable to Ambrell, our consolidated orders for the year ended December 31, 2017 would have been $54.1 million and would have increased $8.8 million, or 20%, as compared to the same period in 2016. The increase reflects both strengthening in demand within the ATE market as well increased demand from customers in the telecommunications and defense/aerospace markets. The higher level of demand within the ATE market is being driven, in part, by the increasing number of ICs utilized in the automotive industry and the need to test those ICs. In addition, demand for ATE is also being driven by products which enable the Internet of Things (IoT) and the increasing number of ICs in consumer electronics and industrial applications.

When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-semiconductor markets for the year ended December 31, 2017 were $16.0 million, or 30% of total consolidated orders, compared to $13.8 million, or 30% of total consolidated orders for the same period in 2016. As previously mentioned, the increase in demand was primarily from customers in the telecommunications and, to a lesser extent, defense/aerospace markets. The level of our orders in these non-semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At December 31, 2017, our backlog of unfilled orders for all products was approximately $13.7 million compared with approximately $7.4 million at December 31, 2016. At December 31, 2017, our backlog included $5.5 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2018. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market (in thousands).

	Years Ended December 31,		Change
	2017	2016	$	%
Net revenues:
Thermal	$42,233	$24,033	$18,200	76%
EMS	24,568	16,194	8,374	52%
	$66,801	$40,227	$26,574	66%

Semiconductor market	$37,763	$28,045	$9,718	35%
Non-semiconductor market	29,038	12,182	16,856	138%
	$66,801	$40,227	$26,574	66%

Total consolidated net revenues for the year ended December 31, 2017 were $66.8 million compared to $40.2 million for the same period in 2016. During the year ended December 31, 2017, we recorded $13.6 million in net revenues attributable to Ambrell, of which $13.2 million were attributable to the industrial market, which is a non-semiconductor market. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our net revenues for the year ended December 31, 2017, would have been $53.2 million and would have increased $13.0 million or 32% as compared to the same periods in 2016. The increase in net revenues primarily reflects the factors previously mentioned in Orders and Backlog.

When adjusted to eliminate the net revenues attributable to Ambrell, net revenues from customers in non-semiconductor markets for the year ended December 31, 2017 were $15.8 million, or 30% of total consolidated net revenues, compared to $12.2 million, or 30% of total consolidated net revenues for the same period in 2016. The increase in net revenues was primarily from customers in the telecommunications markets. The level of our net revenues in these non-semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we now also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2017 and 2016, our OEM sales as a percentage of net revenues were 9% and 6%, respectively.

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

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenues. Net revenues were $66.8 million for the year ended December 31, 2017 compared to $40.2 million for the same period in 2016, an increase of $26.6 million or 66%. For the year ended December 31, 2017, our net revenues included $13.6 million of net revenues attributable to the aforementioned acquisition of Ambrell on May 24, 2017. When adjusted to eliminate the impact of the acquisition of Ambrell, our net revenues for the year ended December 31, 2017 would have increased $13.0 million or 32% as compared to the same period in 2016. We believe this increase reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 52% for the year ended December 31, 2017 compared to 51% for the same period in 2016. Although our fixed operating costs increased $3.1 million in absolute dollar terms, they were more fully absorbed by the higher net revenue levels, resulting in the improvement in gross margin in 2017 as compared to 2016. Of the $3.1 million increase in the absolute dollar value of these costs, $2.3 million represents the fixed operating costs attributable to Ambrell. The remaining $764,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of an increased use of temporary labor for operations support due to the increased order and shipment activity. To a lesser extent, both of our segments incurred higher costs for insurance premiums related to our employee benefit plans and an increase in our facility related costs in 2017 as compared to 2016.

Selling Expense. Selling expense was $8.1 million for the year ended December 31, 2017 compared to $5.6 million for the same period in 2016, an increase of $2.5 million or 46%. Our expense for 2017 included $2.1 million of selling costs attributable to Ambrell. The remaining increase of $458,000 primarily reflects higher levels of commission expense reflecting the higher net revenues, and, to a lesser extent, an increase in salary and benefits expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $4.3 million for the year ended December 31, 2017 compared to $3.7 million for the same period in 2016, an increase of $641,000, or 18%. Our expense for 2017 included $650,000 of engineering costs attributable to Ambrell. When adjusted to eliminate this amount, engineering expense would have decreased $9,000 for 2017 as compared to same period in 2016. Decreases in spending on legal matters related to our intellectual property and lower salary and benefits expense for our EMS product segment were offset by increased spending on materials used in new product development, primarily for our Thermal segment.

General and Administrative Expense. General and administrative expense was $11.7 million for the year ended December 31, 2017 compared to $7.0 million for the same period in 2016, an increase of $4.7 million, or 67%. Our expense for 2017 included $935,000 of transaction costs related to the acquisition of Ambrell on May 24, 2017, and $3.0 million of general and administrative expense attributable to Ambrell. Ambrell’s general and administrative expense included $950,000 of amortization of intangible assets. Our expenses for 2016 included $510,000 of transaction costs related to an acquisition that did not close. When adjusted to eliminate these items, general and administrative expense would have increased $1.4 million or 21%, primarily reflecting an increase in accruals for profit-related bonuses, higher levels of professional fees and, to a lesser extent, an increase in travel costs.

Contingent Consideration Liability. During the year ended December 31, 2017, we recorded an increase of $7.0 million in the fair value of our liability for contingent consideration. This liability is a result of the aforementioned acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. This increase primarily reflects higher actual adjusted EBITDA for the year ended December 31, 2017 as a result of significantly higher than expected levels of net revenues in the fourth quarter of 2017 and an increase in the projected adjusted EBITDA for the year ended December 31, 2018, also as a result of current forecasts for net revenues in 2018 which exceed the amounts projected as of the acquisition date.

Income Tax Expense. For the year ended December 31, 2017, we recorded income tax expense of $2.9 million compared to $1.5 million for the same period in 2016. Our effective tax rate was 75% for 2017 compared to 37% for 2016. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate for 2017 primarily reflects the aforementioned adjustment to our liability for contingent consideration which is not deductible for tax purposes. In addition, our effective tax rate for 2017 reflects the impact of tax legislation enacted in December 2017 which, among other things, reduces the corporate tax rate to 21% starting in 2018 and creates a territorial tax system with a one-time mandatory transition tax on previously deferred earnings of foreign subsidiaries.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$13,290	$28,611
Working capital	$16,580	$32,950

As of December 31, 2017, $2.5 million of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the post-acquisition integration of Ambrell, the 2017 earnout payable and potential contingent consideration payments for Ambrell and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2017 was $7.2 million. During 2017, we recorded net earnings of $975,000 which included non-cash charges of $7.0 million for an increase in the fair value of our contingent consideration liability related to the acquisition of Ambrell, $1.8 million for depreciation and amortization, $344,000 for amortization of deferred compensation expense related to stock-based awards, and $251,000 as a provision for excess and obsolete inventory. We also recorded a deferred income tax benefit of $1.6 million during 2017 primarily as a result of tax legislation enacted in December 2017. Approximately $950,000 of our amortization expense was related to the intangible assets acquired as part of the acquisition of Ambrell in May 2017, which is discussed further in the Overview and Note 3 to our consolidated financial statements. When adjusted to eliminate the assets and liabilities purchased in the acquisition of Ambrell, accounts receivable increased $3.0 million during 2017, reflecting the increased business activity, while accounts payable decreased $756,000, primarily reflecting the timing of payments to vendors. During 2017, accrued wages and benefits increased $512,000 as a result of higher levels of accruals for profit-related bonuses and domestic and foreign income taxes payable increased $586,000 as a result of higher levels of taxable income during 2017.

Investing Activities. During 2017, we completed the acquisition of Ambrell for $22.0 million, net of cash acquired, as discussed in further detail in the Overview and Note 3 to our consolidated financial statements. During 2017, purchases of property and equipment were $745,000. We currently plan to spend approximately $2.1 million on leasehold improvements for a new facility for Ambrell in Rochester, New York. We expect to spend these funds during the first half of 2018 and expect to take occupancy on May 1, 2018. We have received grants from the State of New York and the City of Rochester for up to $550,000 in project cost reimbursements and $350,000 in refundable tax credits. The grants are dependent upon Ambrell maintaining and creating jobs locally during the five years following acceptance of the grants and will be provided to us once the tenant improvements have been completed, minimum full time employment targets are met and appropriate certifications are made. The refundable tax credits also have requirements related to maintaining and creating jobs locally for the period from June 2019 through January 1, 2029. We have no other significant commitments for capital expenditures for 2018; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During 2017, we utilized $62,000 to repurchase 13,883 shares of our common stock under the 2015 Repurchase Plan.

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2017 and 2016, we recorded inventory obsolescence charges for excess and obsolete inventory of $251,000 and $226,000, respectively.

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

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. As of December 31, 2017 and 2016, goodwill was $13.7 million and $1.7 million, respectively. We did not record any impairment charges related to our goodwill during 2017 or 2016.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2017 and 2016, our indefinite-lived intangible assets were trademarks carried at $6.7 million and $510,000, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2017 or 2016.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2017 and 2016, finite-lived intangibles and long-lived assets were $10.8 million and $1.3 million, respectively. We did not record any impairment charges related to our long-lived assets during 2017 or 2016.

Contingent Consideration Liability

The contingent consideration liability on our balance sheet is accounted for in accordance with the guidance in ASC 820 (Fair Value Measurement). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liability is measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2018, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the second half of 2017, we recorded a $7.0 million increase in the fair value of our contingent consideration liability. These increases primarily reflect higher actual adjusted EBITDA for the year ended December 31, 2017 as a result of significantly higher than expected levels of net revenues and EBITDA in the fourth quarter of 2017 and an increase in the projected adjusted EBITDA for the year ended December 31, 2018, also as a result of current forecasts for net revenues in 2018 which exceed the amounts projected as of the acquisition date. As of December 31, 2017, the contingent consideration liability on our balance sheet for the 2018 earnout was $5.7 million.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2017, we had a net deferred tax liability of $3.0 million. As of December 31, 2016, we had a net deferred tax asset of $1.1 million. Our deferred tax valuation allowance at December 31, 2017 and 2016 was $370,000 and $0, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2017 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act. Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as such an attestation is not required pursuant to rules of the SEC applicable to smaller reporting companies.

Item 9B.   OTHER INFORMATION

None.

* * * * * * * * * * * * * * * * * * * * * * * *

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018, or, if our proxy statement is not filed on or before April 30, 2018, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018, or, if our proxy statement is not filed on or before April 30, 2018, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018, or, if our proxy statement is not filed on or before April 30, 2018, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	76,400	$5.98	345,200
Equity compensation plans not approved by security holders	-	-	-
Total	76,400	$5.98	345,200

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the 2014 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018, or, if our proxy statement is not filed on or before April 30, 2018, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018, or, if our proxy statement is not filed on or before April 30, 2018, will be filed by that date by an amendment to this Form 10-K.

* * * * * * * * * * * * * * * * * * * * * * * *

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
(ii)    The following financial statement schedule should be read in conjunction with the consolidated financial statements set forth in Part II, Item 8 of this Annual Report on Form 10-K:
                Schedule II -- Valuation and Qualifying Accounts
(iii)   The exhibits required by Item 601 of Regulation S-K are included under Item 15(b) of this Annual Report on Form 10-K.

(b)     Exhibits required by Item 601 of Regulation S-K:

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Exhibit Index immediately preceding the signature page, which Exhibit Index is incorporated herein by reference.

Item 16.   FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
2.1

Stock Purchase Agreement among Ambrell Holdings, LLC, Ambrell Corporation, Graycliff Private Equity Partners III LP, Hudson River Co-Investment Fund II LP and inTEST Corporation dated as of May 24, 2017 (1)

3.1	Certificate of Incorporation. (2)
3.2	Bylaws as amended on June 23, 2014. (3)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (4)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (5)
10.3	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (6)
10.4	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (7)
10.5	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (6)
10.6	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (8)
10.7	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (8)
10.8	Form of Indemnification Agreement (9)(*)
10.9	inTEST Corporation 2014 Stock Plan (*)
10.10	inTEST Corporation 2007 Stock Plan. (*)
10.11	Form of Restricted Stock Award Agreement. (10)(*)
10.12	Form of Non-Qualified Stock Option Agreement. (10)(*)
10.13	Form of Incentive Stock Option Agreement. (10)(*)
10.14	Change of Control Agreement dated August 27, 2007 between the Company and Robert E. Matthiessen. (11)(*)
10.15	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (11)(*)
10.16	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (12)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Robert E. Matthiessen. (13)(*)
10.18	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (13)(*)
10.19	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (13)(*)
10.20	Compensatory Arrangements of Executive Officers and Directors. (*)(14)
14	Code of Ethics. (15)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2017, File No. 001-36117, filed May 24, 2017, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated June 23, 2014, File No. 001-36117, filed June 25, 2014, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 2, 2017, File No. 001-36117, filed October 6, 2017, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2016, File No. 001-36117, filed May 13, 2016, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(14)	Portions of this exhibit were previously filed on the Company's Current Report on Form 8-K dated March 12, 2018, File No. 001-36117, filed March 15, 2018, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016, File No. 001-36117, filed August 12, 2016, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ James Pelrin	March 28, 2018
James Pelrin
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Pelrin James Pelrin, President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2018

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2018

/s/ Robert E. Matthiessen Robert E. Matthiessen, Chairman	March 28, 2018

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 28, 2018

/s/ Joseph W. Dews IV Joseph W. Dews IV, Director	March 28, 2018

/s/ William Kraut William Kraut, Director	March 28, 2018

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive earnings, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Blue Bell, Pennsylvania
March 28, 2018

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$13,290	$28,611
Trade accounts receivable, net of allowance for doubtful accounts of $213 and $146, respectively	12,166	5,377
Inventories	4,966	3,676
Prepaid expenses and other current assets	577	342
Total current assets	30,999	38,006

Property and equipment:
Machinery and equipment	5,033	4,383
Leasehold improvements	822	603
Gross property and equipment	5,855	4,986
Less: accumulated depreciation	(4,314)	(4,042)
Net property and equipment	1,541	944

Deferred tax assets	-	1,110
Goodwill	13,738	1,706
Intangible assets, net	16,014	875
Restricted certificates of deposit	175	175
Other assets	26	28
Total assets	$62,493	$42,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,032	$1,368
Accrued wages and benefits	2,781	1,588
Accrued rent	521	572
Accrued professional fees	717	419
Accrued sales commissions	529	287
Customer deposits and deferred revenue	886	74
Domestic and foreign income taxes payable	1,199	575
Earnout payable	5,355	-
Other current liabilities	399	173
Total current liabilities	14,419	5,056
Federal transition tax payable, net of current portion	436	-
Deferred tax liabilities	2,606	-
Contingent consideration liability, net of current portion	5,744	-
Total liabilities	23,205	5,056

Commitments and Contingencies (Notes 10 and 12)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,427,435 and 10,394,018 shares issued, respectively	104	104
Addtional paid-in capital	25,860	25,578
Retained earnings	12,646	11,671
Accumulated other comprehensive earnings	882	639
Treasury stock, at cost; 33,077 and 33,077 shares, respectively	(204)	(204)
Total stockholders' equity	39,288	37,788
Total liabilities and stockholders' equity	$62,493	$42,844

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2017	2016

Net revenues	$66,801	$40,227
Cost of revenues	32,111	19,849
Gross margin	34,690	20,378

Operating expenses:
Selling expense	8,108	5,567
Engineering and product development expense	4,301	3,660
General and administrative expense	11,694	7,005
Adjustment to contingent consideration liability	6,976	-
Total operating expenses	31,079	16,232

Operating income	3,611	4,146
Other income	227	61

Earnings before income tax expense	3,838	4,207
Income tax expense	2,863	1,549

Net earnings	$975	$2,658

Net earnings per common share - basic	$0.09	$0.26

Weighted average common shares outstanding - basic	10,284,572	10,313,747

Net earnings per common share - diluted	$0.09	$0.26

Weighted average common shares and common share equivalents outstanding - diluted	10,339,313	10,332,920

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2017	2016

Net earnings	$975	$2,658

Foreign currency translation adjustments	243	(86)

Comprehensive earnings	$1,218	$2,572

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2016	10,549,423	$105	$26,286	$9,013	$725	$(204)	$35,925

Net earnings	-	-	-	2,658	-	-	2,658
Other comprehensive loss	-	-	-	-	(86)	-	(86)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	86,400	1	(1)	-	-	-	-
Repurchase and retirement of common stock	(241,805)	(2)	(976)				(978)

Balance, December 31, 2016	10,394,018	104	25,578	11,671	639	(204)	37,788

Net earnings	-	-	-	975	-	-	975
Other comprehensive loss	-	-	-	-	243	-	243
Amortization of deferred compensation related to stock-based awards	-	-	344	-	-	-	344
Issuance of unvested shares of restricted stock	66,000	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,700)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,883)	-	(62)				(62)

Balance, December 31, 2017	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$975	$2,658
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,779	599
Adjustment to earnout payable	5,355	-
Adjustment to contingent consideration liability	1,621	-
Provision for excess and obsolete inventory	251	226
Foreign exchange (gain) loss	(146)	16
Amortization of deferred compensation related to stock-based awards	344	269
Proceeds from sale of demonstration equipment, net of gain	152	129
Deferred income tax (benefit) expense	(1,630)	135
Changes in assets and liabilities:
Trade accounts receivable	(2,983)	(1,009)
Inventories	388	(384)
Prepaid expenses and other current assets	(31)	295
Restricted certificates of deposit	-	175
Other assets	2	178
Accounts payable	(756)	459
Accrued wages and benefits	512	126
Accrued rent	(51)	(85)
Accrued professional fees	210	57
Accrued sales commissions	137	(10)
Customer deposits and deferred revenue	55	(118)
Domestic and foreign income taxes payable	586	549
Other current liabilities	36	23
Federal transition tax payable	436	-
Net cash provided by operating activities	7,242	4,288

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(21,962)	-
Purchase of property and equipment	(745)	(339)
Proceeds from sale of property and equipment	36	-
Net cash used in investing activities	(22,671)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(62)	(978)
Net cash used in financing activities	(62)	(978)

Effects of exchange rates on cash	170	(70)

Net cash provided by (used in) all activities	(15,321)	2,901
Cash and cash equivalents at beginning of period	28,611	25,710
Cash and cash equivalents at end of period	$13,290	$28,611

Cash payments for:
Domestic and foreign income taxes	$3,467	$635

Details of acquisition:
Fair value of assets acquired, net of cash	$22,652
Liabilities assumed	(8,599)
Goodwill resulting from acquisition	12,032
Contingent consideration	(4,123)
Net cash paid for acquisition	$21,962

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$432	$369
Forfeiture of unvested shares of restricted stock	(104)	-

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal management products and semiconductor automated test equipment (“ATE”) interface solutions. Our products are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic testing across a range of industries including the automotive, defense/aerospace, energy, industrial and telecommunications markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

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

On May 24, 2017, we completed the acquisition of Ambrell Corporation ("Ambrell"). The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations are included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K. This acquisition is discussed further in Note 3.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration and deferred tax assets and liabilities including related valuation allowances, are particularly impacted by estimates.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. We recorded bad debt expense of $68 for the year ended December 31, 2017. There was no bad debt expense recorded for the year ended December 31, 2016. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments include accounts receivable, accounts payable and our liability for contingent consideration. Our accounts receivable and accounts payable are carried at cost which approximates fair value, due to the short maturities of the accounts. Our liability for contingent consideration is accounted for in accordance with the guidance in Accounting Standards Codification ("ASC") 820 (Fair Value Measurement). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liability is measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. See Note 4 for further disclosures related to the fair value of our liability for contingent consideration.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $251 and $226 for the years ended December 31, 2017 and 2016, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $618 and $370 for the years ended December 31, 2017 and 2016, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine this is the case, we are required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The two-step test is discussed below. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 13.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2017.

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

In addition, in our Thermal segment, we lease certain of our equipment to customers under non-cancellable operating leases. These leases generally have an initial term of six months. We recognize revenue for these leases on a straight-line basis over the term of the lease.

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

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2017 and 2016, foreign currency transaction gains (losses) were $146 and $(16), respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). This legislation makes significant changes in the U.S. tax laws including reducing the corporate tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory transition tax payable on previously unremitted earnings of foreign subsidiaries, among other things.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for enactment effects of the Tax Act.  SAB 118 provides a measurement period of up to one year from the Tax Act’s enactment date for companies to complete their accounting. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to account for the provisions of the tax laws that were in effect immediately before enactment of the Tax Act. As of December 31, 2017, we have reported provisional amounts for the income tax effects of the Tax Act to the extent a reasonable estimate could be made, and will continue to refine our estimates throughout the measurement period or until the accounting is complete. See Note 11 for additional information regarding income taxes.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Years Ended December 31,
	2017	2016

Weighted average common shares outstanding - basic	10,284,572	10,313,747
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	54,741	19,173
Weighted average common shares outstanding - diluted	10,339,313	10,332,920
Average number of potentially dilutive securities excluded from calculation	77,047	18,658

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

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC Topic 842 (Leases). Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. During the fourth quarter of 2017, we performed a preliminary assessment of the impact that the implementation of this guidance will have on our consolidated financial statements. Our assessment is ongoing. We currently expect that the implementation of this new guidance will have a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under current guidance, none of these leases has any related asset or liability recorded on our balance sheet. We do not currently expect that the implementation of this new guidance will have a significant impact on our pattern of expense recognition for any of our multi-year leases. However, we are still in the process of completing our assessment and our conclusions about the impact that this new guidance will have on our consolidated financial statements may change as we complete our assessment over the next several quarters.

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. Subsequent to May 2014, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. This new guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers) and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Companies can use either the retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance is effective for us as of January 1, 2018. We will implement this new guidance on January 1, 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. During the fourth quarter of 2017, we completed our review of all our revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. This review included the types of revenue arrangements currently in place including a review of individual customer contracts related to each of our major revenue streams. Based on the results of our assessment, we have concluded that the implementation of this new guidance will not have a significant impact on the timing or amount of revenue we recognize in any given period in comparison to the amount recognized under current guidance. We have also determined that we will not have a cumulative adjustment to retained earnings to record as of the implementation date. In addition, based on our assessment, we determined that we did not need to implement any major changes to existing accounting systems or internal controls.

(3)	ACQUISITION

On May 24, 2017, we completed our acquisition of Ambrell, a manufacturer of precision induction heating systems. Ambrell's systems are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets.

The purchase price for Ambrell was $22,000 in cash paid at closing, subject to a customary post-closing working capital adjustment. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018, as further discussed below. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Total acquisition costs incurred to complete this transaction were $935. Acquisition costs were expensed as incurred and included in general and administrative expense.

The acquisition of Ambrell has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Ambrell have been included in our consolidated results of operations from the date of acquisition. The allocation of the Ambrell purchase price was based on fair values as of May 24, 2017. The determination of fair value reflects the assistance of third-party valuation specialists, as well as our own estimates and assumptions.

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

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the future adjusted EBITDA of Ambrell. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout, to be paid after calendar year 2017 is completed, is an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing as well as the $175 management bonus for 2017 accrued at the closing. At December 31, 2017, we have accrued $5,355 as additional acquisition consideration payable on our balance sheet representing the amount of the first earnout. The second earnout, if any, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. To estimate the fair value of the contingent consideration at the acquisition date, an option based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. This resulted in an estimated fair value of $4,123, which was recorded as a contingent consideration liability as of the acquisition date.

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

For the period from May 24, 2017 to December 31, 2017, Ambrell contributed $13,562 of net revenues and had a net loss of $6,238, which includes the impact of a $6,976 increase in the amount of our contingent consideration liability since the date of acquisition.

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

	Year Ended December 31,
	2017	2016
Net revenues	$74,421	$60,410
Net earnings	$1,637	$1,796
Diluted earnings per share	$0.16	$0.17

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $935 incurred by us as a direct result of the transaction. The pro forma results shown above include a $6,976 increase in the amount of our contingent consideration liability which we recorded during the second half of 2017.

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2018, as discussed more fully in Note 3. We use an option based income approach using a Monte Carlo simulation model to estimate the fair value of the contingent consideration as of the end of each quarter which involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. Significant variation in the amount of the estimated fair value of contingent consideration from period to period is possible as the fair value is affected by our then current estimation of future events including future net revenues and other items that affect future projected adjusted EBITDA.

During the second half of 2017, we recorded a $6,976 increase in the fair value of our contingent consideration liability. These increases primarily reflect higher actual adjusted EBITDA for the year ended December 31, 2017 as a result of significantly higher than expected levels of net revenues and EBITDA in the fourth quarter of 2017 and an increase in the projected adjusted EBITDA for the year ended December 31, 2018, also as a result of current forecasts for net revenues and EBITDA in 2018 which exceed the amounts projected as of the acquisition date.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2017
Contingent consideration liability	$5,744	$-	$-	$5,744

Changes in the fair value of our Level 3 contingent consideration liability for the year ended December 31, 2017 were as follows:

Year Ended December 31, 2017
Balance at beginning of period	$-
Contingent consideration liability established in connection with the acquisition of Ambrell	4,123
Fair value adjustment	6,976
Transfer of contingent consideration liability to 2017 earnout payable	(5,355)

Balance at end of period	$5,744

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Changes in the amount of the carrying value of goodwill for the year ended December 31, 2017 are as follows:

	Sigma	Thermonics	Ambrell	Total
Balance - January 1, 2017	$1,656	$50	$-	$1,706
Acquisition of Ambrell	-	-	12,032	12,032
Balance - December 31, 2017	$1,656	$50	$12,032	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the year ended December 31, 2017 are as follows:

Balance - January 1, 2017	$365
Acquisition of Ambrell	10,100
Amortization	(1,161)
Balance - December 31, 2017	$9,304

The following tables provide further detail about our intangible assets as of December 31, 2017 and 2016:

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,828	$8,652
Technology	600	95	505
Patents	590	463	127
Software	270	250	20
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,276	9,304
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,276	$16,014

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$1,480	$1,328	$152
Patents	590	424	166
Software	270	223	47
Trade name	140	140	-
Total finite-lived intangible assets	2,480	2,115	365
Indefinite-lived intangible assets:
Sigma trademark	510	-	510
Total intangible assets	$2,990	$2,115	$875

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $1,161 and $229, respectively, for the years ended December 31, 2017 and 2016. The following table sets forth the estimated annual amortization expense for each of the next five years:

2018	$1,102
2019	$1,257
2020	$1,234
2021	$1,227
2022	$1,167

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2017 and 2016, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 (Intangibles - Goodwill and Other). Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rates used in 2017 and 2016 for the discounted cash flows were 14.5% and 18.5%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2017 and 2016, we performed a Step I test to identify potential impairment, in which the fair value of the Thermal reporting unit was compared with its book value. This assessment indicated no impairment existed as the fair value of this reporting unit was determined to exceed its carrying value.

During the indefinite life intangible asset impairment assessment in both 2017 and 2016, we compared the fair value of our intangible asset with its carrying amount. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2017 and 2016.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

As previously noted, our long-lived assets consist of our finite-lived intangible assets and property and equipment. During 2016, the operations of what was then reported as our Mechanical Products segment were substantially restructured. However, as this segment still experienced an operating loss for 2016, we performed an assessment of the long-lived assets of this segment for impairment during December 2016. Our assessment indicated that the property and equipment that was allocated to this segment was not impaired. During 2016, we did not review the long lived assets of our remaining operations for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist. During 2017, we did not review any of our long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(6)	MAJOR CUSTOMERS

During the years ended December 31, 2017 and 2016, Hakuto Co. Ltd., one of our distributors, accounted for 11% and 13% of our consolidated net revenues, respectively. These revenues were generated by our Thermal segment. During the years ended December 31, 2017 and 2016, Texas Instruments Incorporated accounted for 11% and 10% of our consolidated net revenues, respectively. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the years ended December 31, 2017 and 2016, no other customer accounted for 10% or more of our consolidated net revenues.

(7)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2017	2016
Raw materials	$3,424	$2,695
Work in process	791	728
Inventory consigned to others	64	81
Finished goods	687	172
Total inventories	$4,966	$3,676

(8)     OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2017	2016
Accrued warranty	$233	$125
Other	166	48
Total other current liabilities	$399	$173

(9)     DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2017 and 2016 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2017	Dec. 31 2016
Mt. Laurel, NJ	3/29/2010	3/31/2018	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2018	8/31/2021	50	50
				$175	$175

(10)	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2029. Total rental expense for the years ended December 31, 2017 and 2016 was $1,600 and $1,241, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Accrued Rent on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2017 are as follows:

2018	$1,778
2019	1,638
2020	1,592
2021	844
2022	291
Thereafter	1,739
Total	$7,882

(11)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

As previously discussed in Note 2, on December 22, 2017 the President of the United States signed into law the Tax Act. The two principal elements of the Tax Act impacting our 2017 consolidated statement of operations and our balance sheet as of December 31, 2017 are the reduction in the corporate tax rate from 35% to 21% and the one-time transition tax that is imposed on the previously unremitted earnings of our foreign subsidiaries. As a result of the legislative changes enacted, we were required to revalue our deferred tax assets and liabilities to the new rate of 21% as of December 31, 2017, which resulted in our recording a current period tax benefit of $1,743 in our 2017 consolidated statement of operations and a corresponding reduction in the amount of the net deferred tax liability. Due to the complexities involved in determining the previously unremitted earnings of our foreign subsidiaries, we are still in the process of obtaining, preparing and analyzing the required information. We have recorded a provisional amount for the transition tax payable on those unremitted earnings. The provisional amount recorded, net of related foreign tax credits, is a tax of approximately $476. The rate of tax paid is 14% of the foreign earnings.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2017	2016
Domestic	$2,580	$3,345
Foreign	1,258	862
Total	$3,838	$4,207

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2017	2016
Current
Domestic -- Federal	$4,106	$1,295
Domestic -- state	175	74
Foreign	212	45
Total	$4,493	$1,414
Deferred
Domestic -- Federal	$(1,886)	$(39)
Domestic -- state	244	10
Foreign	12	164
Total	(1,630)	135
Income tax expense	$2,863	$1,549

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss (state and foreign)	$444	$71
Tax credit carryforwards	206	-
Inventories	185	182
Accrued vacation pay and stock-based compensation	156	161
Depreciation of property and equipment	97	580
Allowance for doubtful accounts	47	55
Accrued warranty	20	9
Acquisition costs	15	28
Intangibles	-	311
Other	15	7
Total	1,185	1,404
Valuation allowance	(370)	-
Deferred tax assets	815	1,404
Deferred tax liabilities:
Net intangible assets	(3,421)	(212)
Unremitted earnings of foreign subsidiaries	-	(82)
Deferred tax liabilities	(3,421)	(294)
Net deferred tax assets (liabilities)	$(2,606)	$1,110

The net change in the valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $370 and a decrease of $15, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2037.

An analysis of the effective tax rate for the years ended December 31, 2017 and 2016 and a reconciliation from the expected statutory rate of 35% (for 2017) and 34% (for 2016) is as follows:

	Years Ended December 31,
	2017	2016
Expected income tax provision at U.S. statutory rate	$1,343	$1,430
Increase (decrease) in tax from:
Federal tax rate changes	(1,843)	-
Current year tax credits (foreign and research)	(379)	(140)
Domestic production activities deduction	(290)	(112)
Foreign income tax rate differences	(229)	(258)
Restricted stock	(59)	-
Nondeductible expenses	2,463	14
Domestic tax expense, net of Federal benefit	791	55
Federal transition tax payable	476	-
Deemed dividend from foreign subsidiaries	423	396
Acquisition costs	142	-
NOL carryforwards utilized	36	180
Changes in valuation allowance	17	(15)
Other	(28)	(1)
Income tax expense	$2,863	$1,549

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2017 and 2016, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities. During the first quarter of 2017, the U.S. taxing authority completed an examination of our federal income tax return for the year ended December 31, 2014 and there were no changes to the tax return as originally filed.

(12)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(13)	STOCK-BASED COMPENSATION PLAN

As of December 31, 2017, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan") and the inTEST Corporation 2014 Stock Plan (the "2014 Stock Plan"). The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007 and permits the granting of stock options or restricted stock for up to 500,000 shares of our common stock to officers, other key employees and consultants. The 2014 Stock Plan was approved at our annual meeting of stockholders held on June 25, 2014 and permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. As of December 31, 2017, there were 345,200 aggregate shares available to grant under these plans.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of December 31, 2017, total compensation expense to be recognized in future periods was $455. The weighted average period over which this expense is expected to be recognized is 2.9 years.

The following table summarizes the compensation expense we recorded during 2017 and 2016, related to unvested shares of restricted stock and stock options.

	Years Ended December 31,
	2017	2016
Cost of revenues	$6	$10
Selling expense	-	6
Engineering and product development expense	5	11
General and administrative expense	333	242
	$344	$269

There was no compensation expense capitalized in 2017 or 2016.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Risk-free interest rate	2.14%	1.30%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.40
Weighted average expected life of stock options (years)	6	4

The per share weighted average fair value of stock options issued during 2017 and 2016 was $2.64 and $1.43, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2016	-	$-
Granted	19,800	4.37
Exercised	-	-
Canceled	-	-
Options outstanding, December 31, 2016 (none exercisable)	19,800	4.37
Granted	96,000	6.35
Exercised	-	-
Canceled	(39,400)	6.08
Options outstanding, December 31, 2017 (4,950 exercisable)	76,400	5.98

Restricted Stock Awards

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years.

The following table summarizes the activity related to unvested shares for the two years ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2016	63,750	3.64
Granted	86,400	4.27
Vested	(53,125)	3.94
Forfeited	-	-
Unvested shares outstanding, December 31, 2016	97,025	4.04
Granted	66,000	6.54
Vested	(69,100)	4.65
Forfeited	(18,700)	5.59
Unvested shares outstanding, December 31, 2017	75,225	5.29

The total fair value of the shares that vested during the years ended December 31, 2017 and 2016 was $493 and $208, respectively, as of the vesting dates of these shares.

(14)	STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase of up to $5,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Recently, the price of our shares has exceeded the cap. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. As of December 31, 2017, all of the Company’s 10b5-1 Plans had expired.

During 2017 and 2016, we repurchased 13,883 and 241,805 shares under the 2015 Repurchase Plan, respectively. The total cost to repurchase these shares, including fees paid to our broker, was $62 and $978, respectively. As of December 31, 2017, we had repurchased a total of 297,020 shares under the 2015 Repurchase Plan at a cost of $1,195. All of the repurchased shares were retired.

(15)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2017 and 2016, we recorded $338 and $347 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. From the date of acquisition through December 31, 2017, we made matching contributions of $35.

(16)	SEGMENT INFORMATION

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

	Years Ended December 31,
	2017	2016
Net revenues from unaffiliated customers:
Thermal	$42,233	$24,033
EMS	24,568	16,194
	$66,801	$40,227
Depreciation/amortization:
Thermal	$1,628	$440
EMS	151	159
	$1,779	$599
Operating income (loss):
Thermal	$(822)	$4,210
EMS	6,830	989
Corporate	(2,397)	(1,053)
	$3,611	$4,146
Earnings (loss) before income tax expense (benefit):
Thermal	$(686)	$4,193
EMS	6,869	1,021
Corporate	(2,345)	(1,007)
	$3,838	$4,207
Income tax expense (benefit):
Thermal	$1,665	$1,544
EMS	1,819	376
Corporate	(621)	(371)
	$2,863	$1,549
Net earnings (loss):
Thermal	$(2,351)	$2,649
EMS	5,050	645
Corporate	(1,724)	(636)
	$975	$2,658

	Years Ended December 31,
	2017	2016
Capital expenditures:
Thermal	$659	$262
EMS	86	77
	$745	$339

	December 31,
	2017	2016
Identifiable assets:
Thermal	$50,408	$19,893
EMS	12,085	22,951
	$62,493	$42,844

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2017	2016
Net revenues from unaffiliated customers:
U.S.	$20,205	$13,061
Foreign	46,596	27,166
	$66,801	$40,227

	December 31,
	2017	2016
Property and equipment:
U.S.	$991	$691
Foreign	550	253
	$1,541	$944

(17)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2017. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/17	6/30/17	9/30/17(1)	12/31/17(2)(3)	Total
Net revenues	$14,180	$15,888	$17,352	$19,381	$66,801
Gross margin	7,728	8,421	8,796	9,745	34,690
Earnings (loss) before income tax expense	3,172	2,336	2,841	(4,511)	3,838
Income tax expense	1,094	891	823	55	2,863
Net earnings (loss)	2,078	1,445	2,018	(4,566)	975

Net earnings (loss)per common share - basic	$0.20	$0.14	$0.20	$(0.44)	$0.09
Weighted average common shares outstanding - basic	10,264,565	10,277,155	10,288,325	10,308,243	10,284,572
Net earnings (loss) per common share - diluted	$0.20	$0.14	$0.19	$(0.44)	$0.09
Weighted average common shares outstanding - diluted	10,295,337	10,334,894	10,351,009	10,308,243	10,339,313

	Quarters Ended
	3/31/16	6/30/16	9/30/16	12/31/16	Total
Net revenues	$8,647	$10,485	$10,823	$10,272	$40,227
Gross margin	4,067	5,329	5,577	5,405	20,378
Earnings before income tax expense	124	749	1,721	1,613	4,207
Income tax expense	43	263	631	612	1,549
Net earnings	81	486	1,090	1,001	2,658

Net earnings per common share - basic	$0.01	$0.05	$0.11	$0.10	$0.26
Weighted average common shares outstanding - basic	10,390,002	10,295,836	10,295,447	10,273,702	10,313,747
Net earnings per common share - diluted	$0.01	$0.05	$0.11	$0.10	$0.26
Weighted average common shares outstanding - diluted	10,404,244	10,310,692	10,318,715	10,297,439	10,332,920

(1)	The quarter ended September 30, 2017 includes a $549 reduction in the fair value of contingent consideration, which was not taxable.
(2)	The quarter ended December 31, 2017 includes a $7,525 increase in the fair value of contingent consideration, which was not deductible for tax purposes.
(3)	The quarter ended December 31, 2017 includes adjustments related to tax legislation enacted in December 2017, as discussed in Note 2 and 11.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2017
Allowance for doubtful accounts	$146	$68	$(1)	$213
Warranty reserve	125	209	(101)	233

Year Ended December 31, 2016
Allowance for doubtful accounts	$146	$-	$-	$146
Warranty reserve	94	125	(94)	125