Form 10-Q
period 2018-03-31
INTEST CORP
filed 2018-05-14
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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
YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on April 30, 2018:

10,473,558

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,438	$13,290
Trade accounts receivable, net of allowance for doubtful accounts of $152 and $213, respectively	11,524	12,166
Inventories	6,668	4,966
Prepaid expenses and other current assets	657	577
Total current assets	33,287	30,999
Property and equipment:
Machinery and equipment	4,993	5,033
Leasehold improvements	1,861	822
Gross property and equipment	6,854	5,855
Less: accumulated depreciation	(4,451)	(4,314)
Net property and equipment	2,403	1,541
Goodwill	13,738	13,738
Intangible assets, net	15,798	16,014
Restricted certificates of deposit	175	175
Other assets	32	26
Total assets	$65,433	$62,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,280	$2,032
Accrued wages and benefits	1,745	2,781
Accrued rent	515	521
Accrued professional fees	774	717
Accrued sales commissions	422	529
Customer deposits and deferred revenue	769	886
Domestic and foreign income taxes payable	1,773	1,199
Earnout payable	5,833	5,355
Other current liabilities	527	399
Total current liabilities	15,638	14,419
Federal transition tax payable, net of current portion	436	436
Deferred tax liabilities	2,539	2,606
Contingent consideration liability, net of current portion	6,992	5,744
Total liabilities	25,605	23,205

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,506,635 and 10,427,435 shares issued, respectively	105	104
Additional paid-in capital	25,980	25,860
Retained earnings	13,027	12,646
Accumulated other comprehensive earnings	920	882
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	39,828	39,288
Total liabilities and stockholders' equity	$65,433	$62,493

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net revenues	$18,871	$14,180
Cost of revenues	9,476	6,452
Gross margin	9,395	7,728

Operating expenses:
Selling expense	2,476	1,668
Engineering and product development expense	1,296	935
General and administrative expense	2,990	1,994
Adjustment to contingent consideration liability	1,726	-
Total operating expenses	8,488	4,597

Operating income	907	3,131
Other income	75	41

Earnings before income tax expense	982	3,172
Income tax expense	601	1,094

Net earnings	$381	$2,078

Net earnings per common share - basic	$0.04	$0.20

Weighted average common shares outstanding - basic	10,326,309	10,264,565

Net earnings per common share - diluted	$0.04	$0.20

Weighted average common shares and common share equivalents outstanding - diluted	10,365,306	10,295,337

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net earnings	$381	$2,078

Foreign currency translation adjustments	38	28
Comprehensive earnings	$419	$2,106

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	381	-	-	381
Other comprehensive income	-	-	-	-	38	-	38
Amortization of deferred compensation related to stock-based awards	-	-	121	-	-	-	121
Issuance of unvested shares of restricted stock	79,200	1	(1)	-	-	-	-

Balance, March 31, 2018	10,506,635	$105	$25,980	$13,027	$920	$(204)	$39,828

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$381	$2,078
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	405	150
Adjustment to earnout payable	478	-
Adjustment to contingent consideration liability	1,248	-
Provision for excess and obsolete inventory	61	47
Foreign exchange gain	(74)	(12)
Amortization of deferred compensation related to stock-based awards	121	88
Loss on disposal of property and equipment	11	-
Proceeds from sale of demonstration equipment, net of gain	101	31
Deferred income tax benefit	(67)	(6)
Changes in assets and liabilities:
Trade accounts receivable	723	(4,423)
Inventories	(1,760)	(291)
Prepaid expenses and other current assets	(80)	(31)
Other assets	(6)	(5)
Accounts payable	1,248	465
Accrued wages and benefits	(1,037)	(400)
Accrued rent	(6)	(28)
Accrued professional fees	57	(11)
Accrued sales commissions	(107)	148
Customer deposits and deferred revenue	(121)	85
Domestic and foreign income taxes payable	575	1,050
Other current liabilities	128	65
Net cash provided by (used in) operating activities	2,279	(1,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,168)	(114)
Net cash used in investing activities	(1,168)	(114)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(62)
Net cash used in financing activities	-	(62)

Effects of exchange rates on cash	37	20

Net cash provided by (used in) all activities	1,148	(1,156)
Cash and cash equivalents at beginning of period	13,290	28,611
Cash and cash equivalents at end of period	$14,438	$27,455

Cash payments for:
Domestic and foreign income taxes	$110	$39

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal management products and semiconductor automated test equipment (“ATE”) interface solutions. Our products are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic testing across a range of industries including the automotive, defense/aerospace, energy, industrial and telecommunications markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. We have two reportable segments, which are also our reporting units, Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS").

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) filed on March 28, 2018 with the Securities and Exchange Commission.

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

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment indicates a potential impairment, we are required to perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The two-step test is discussed below. If we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative two-step goodwill impairment test. In the Step I test, the fair value of a reporting unit is computed and compared with its book value. If the book value of a reporting unit exceeds its fair value, a Step II test is performed in which the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. The two-step goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, and forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

Indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If we choose not to perform a qualitative assessment, then the quantitative impairment test is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Revenue Recognition

As discussed further under “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance” below, effective January 1, 2018, we recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange for those products or services. We do not have any material variable consideration arrangements or any material payment terms with our customers other than standard net 30 or net 60 day payment terms. We generally do not provide a right of return to our customers. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

We sell thermal management products and semiconductor ATE interface solutions. Our thermal management products include ThermoStreams, ThermoChambers, ThermoChucks and process chillers which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. Our semiconductor ATE interface solutions include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the ATE market, which provides automated test equipment to the semiconductor market. We also sell our thermal products to markets outside the semiconductor market which include the automotive, defense/aerospace, industrial, telecommunications and other markets.

We lease certain of our equipment under short-term leasing agreements with original lease terms of 6 months or less. Our lease agreements do not contain purchase options.

Types of Contracts with Customers

Our contracts with customers are generally structured as individual purchase orders which specify the exact products or services being sold or equipment being leased along with the selling price, service fee or monthly lease amount for each individual item on the purchase order. Payment terms and any other customer-specific acceptance criteria are also specified on the purchase order. We generally do not have any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer.

Contract Balances

We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for doubtful accounts, is included in current assets on our balance sheet. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Deferred revenue and customer deposits are included in current liabilities on our balance sheets.

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, if any, historical experience, and other currently available evidence.

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on an established percentage of the selling price of each product or service sold. Commissions are considered earned by our internal sales personnel either at the time of receipt of our customer’s purchase order, in the case of Ambrell, or at the time we recognize revenue for a particular transaction, in the case of our remaining operations. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

Refer to Notes 6 and 12 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $61 and $47 for the three months ended March 31, 2018 and 2017, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2018.

Product Warranties

We generally provide product warranties and record estimated warranty expense at the time of sale based upon historical claims experience. Warranty expense is included in selling expense in our consolidated statements of operations.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March,
	2018	2017
Weighted average common shares outstanding - basic	10,326,309	10,264,565
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	38,997	30,772
Weighted average common shares and common share equivalents outstanding - diluted	10,365,306	10,295,337

Average number of potentially dilutive securities excluded from calculation	103,756	47,260

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. Subsequent to May 2014, the FASB issued additional clarifying guidance on certain aspects of this new guidance. This new guidance is presented in ASC Topic 606 (Revenue from Contracts with Customers) and replaced most existing revenue recognition guidance in U.S. GAAP when it became effective, which for us was on January 1, 2018. During the fourth quarter of 2017, we completed our review of all our revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. This review included the types of revenue arrangements currently in place including a review of individual customer contracts related to each of our major revenue streams. Based on the results of our assessment, we concluded that the implementation of this new guidance would not have a significant impact on the timing or amount of revenue we recognize in any given period in comparison to the amount recognized under prior guidance. In addition, based on our assessment, we determined that we did not need to implement any major changes to existing accounting systems or internal controls. We adopted this guidance as of January 1, 2018 using the modified retrospective method which allowed us to make a cumulative adjustment to retained earnings for any differences in the amounts of revenue or expenses that would have been recognized in prior periods, had this new guidance been in place at that time, rather than retrospectively adjusting those prior periods. However, the implementation of this new guidance did not have any impact on our results of operations or our consolidated balance sheet as of the implementation date, as the timing and amount of revenue we recognized in prior periods did not change under the new guidance. See Notes 6 and 12 for additional disclosures about our revenue from contracts with customers.

In November 2016, the FASB issued amendments to the guidance on presentation of restricted cash within the statement of cash flows. The amendments require that restricted cash be included within cash and cash equivalents on the statement of cash flows. The amendments were effective for us as of January 1, 2018, and have been applied retrospectively. The implementation of these amendments did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued amendments to clarify the current guidance on the definition of a business. The objective of the amendments is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments were effective for us as of January 1, 2018. The implementation of these amendments did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued amendments to the guidance on accounting for a change to the terms or conditions (modification) of a share-based payment award. The amendments provide that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The amendments were effective for us as of January 1, 2018. The amendments are to be applied prospectively to an award modified on or after the adoption date. The implementation of these amendments did not have a material impact on our consolidated financial statements.

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

The acquisition of Ambrell has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Ambrell have been included in our consolidated results of operations from the date of acquisition. The allocation of the Ambrell purchase price was based on fair values as of May 24, 2017. The determination of fair value reflects our estimates and assumptions based on the information available as of the date the estimate is calculated.

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

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the future adjusted EBITDA of Ambrell. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout, to be paid after calendar year 2017 was completed, was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. At March 31, 2018, we had accrued $5,833 as earnout payable representing the amount of the first earnout. This amount was paid in April 2018. The second earnout, if any, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and $5,833, the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. To estimate the fair value of the contingent consideration at the acquisition date and at the end of each quarter, an option based income approach using a Monte Carlo simulation model is utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $4,123 for the 2017 and 2018 earnouts. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. At March 31, 2018, this same approach resulted in an estimated fair value of $6,992 for the 2018 earnout which is recorded as a contingent consideration liability on our balance sheet. Changes in the amount of the estimated fair value of the earnouts since the acquisition date are recorded as operating expenses in our statement of operations in the quarter in which they occur.

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

The following unaudited pro forma information gives effect to the acquisition of Ambrell as if the acquisition occurred on January 1, 2017. This proforma summary information does not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. It is presented for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor is it indicative of future consolidated results of operations:

Three Months Ended March 31,
2017
Net revenues	$18,792
Net earnings	$1,660
Diluted earnings per share	$0.16

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2018, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the first quarter of 2018, we recorded a $1,726 increase in the fair value of our contingent consideration liability, primarily as a result of an increase in the projected adjusted EBITDA of Ambrell for the year ended December 31, 2018.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2018
Contingent consideration liability	$6,992	$-	$-	$6,992

Changes in the fair value of our Level 3 contingent consideration liability for the three months ended March 31, 2018 were as follows:

Three Months Ended March 30, 2018
Balance at beginning of period	$5,744
Fair value adjustment	1,726
Transfer of contingent consideration liability to earnout payable	(478)

Balance at end of period	$6,992

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of March 31, 2018 and December 31, 2017.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2018 are as follows:

Balance - January 1, 2018	$9,304
Amortization	(216)
Balance March 31, 2018	$9,088

The following tables provide further detail about our intangible assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,986	$8,494
Technology	600	136	464
Patents	590	473	117
Software	270	257	13
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,492	9,088
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,492	$15,798

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,828	$8,652
Technology	600	95	505
Patents	590	463	127
Software	270	250	20
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,276	9,304
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,276	$16,014

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $216 and $53, respectively, for the three months ended March 31, 2018 and 2017. The following table sets forth the estimated annual amortization expense for each of the next five years:

2018 (remainder)	$887
2019	$1,257
2020	$1,233
2021	$1,227
2022	$1,167

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

Changes in the amount of the allowance for doubtful accounts for the three months ended March 31, 2018 are as follows:

Balance - January 1, 2018	$213
Bad debt recovery	(39)
Write-offs	(22)
Balance - March 31, 2018	$152

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2018	2017
Net revenues by customer type:
End user	$16,328	$12,486
OEM/Integrator	2,543	1,694
	$18,871	$14,180

Net revenues by product type:
Thermal test	$6,032	$6,822
Induction heating	5,622	-
Semiconductor production test	5,339	6,162
Service/other	1,878	1,196
	$18,871	$14,180

Net revenues by market:
Semiconductor	$10,539	$10,439
Industrial	5,653	120
Telecommunications	1,279	2,695
Other non-semiconductor markets	1,400	926
	$18,871	$14,180

(7)	MAJOR CUSTOMERS

During the three months ended March 31, 2018 and 2017, Texas Instruments Incorporated accounted for 11% and 13% of our consolidated net revenues, respectively. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. During the three months ended March 31, 2017, Hakuto Co., Ltd., one of our distributors, accounted for 13% of our consolidated net revenues. These revenues were generated by our Thermal segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2018 and 2017.

(8)	INVENTORIES

Inventories held at March 31, 2018 and December 31, 2017 were comprised of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,644	$3,424
Work in process	1,179	791
Inventory consigned to others	75	64
Finished goods	770	687
Total inventories	$6,668	$4,966

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2018 and December 31, 2017 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	March 31, 2018	December 31, 2017
Mt. Laurel, NJ	3/29/2010	3/31/2019	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2018	8/23/2021	50	50
				$175	$175

(10)	STOCK-BASED COMPENSATION

As of March 31, 2018, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2017 Form 10-K.

As of March 31, 2018, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,511. The weighted average period over which this expense is expected to be recognized is 3.3 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2018 and 2017, respectively, related to stock-based compensation:

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$-	$3
Selling expense	-	-
Engineering and product development expense	1	3
General and administrative expense	120	82
	$121	$88

There was no stock-based compensation expense capitalized in the three months ended March 31, 2018 or 2017.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years. However, in March 2018 and 2017, we granted 32,000 and 22,500 shares of restricted stock, respectively, to our independent directors. These shares vest 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. The total compensation expense related to these shares is $270 and $143, respectively, and is recorded as the shares vest.

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2018	75,225	$5.29
Granted	79,200	8.45
Vested	(21,200)	6.92
Forfeited	-	-
Unvested shares outstanding, March 31, 2018	133,225	6.99

The total fair value of the shares that vested during the three months ended March 31, 2018 and 2017 was $169 and $105, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.70%	2.14%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2018 and 2017 was $3.61 and $2.64, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2018 (4,950 exercisable)	76,400	$5.98
Granted	140,700	8.45
Exercised	-	-
Forfeited	-	-
Options outstanding, March 31, 2018 (22,700 exercisable)	217,100	7.58

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2018 and 2017, we recorded $121 and $163 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three months ended March 31, 2018, we made matching contributions of $26.

(12)	SEGMENT INFORMATION

We have two reportable segments, which are also our reporting units, Thermal and EMS.

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

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses, ATE manufacturers and integrators. Thermal also sells into a variety of markets outside of the semiconductor market, including the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets.

	Three Months Ended March 31,
	2018	2017
Net Revenues:
Thermal	$13,234	$7,776
EMS	5,637	6,404
	$18,871	$14,180
Earnings (loss) before income tax expense (benefit):
Thermal	$(92)	$1,846
EMS	1,292	1,698
Corporate	(218)	(372)
	$982	$3,172
Net earnings (loss):
Thermal	$(455)	$1,210
EMS	1,005	1,112
Corporate	(169)	(244)
	$381	$2,078

	March 31, 2018	December 31, 2017
Identifiable assets:
Thermal	$50,412	$50,408
EMS	15,021	12,085
	$65,433	$62,493

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31
	2018	2017
Net revenues:
U.S.	$6,543	$2,886
Foreign	12,328	11,294
	$18,871	$14,180

	March 31, 2018	December 31, 2017
Property and equipment:
U.S.	$1,967	$991
Foreign	436	550
	$2,403	$1,541

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," “plans” or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our Form 10-K for the year ended December 31, 2017 for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time are included in Part I, Item 1A - "Risk Factors" in our Form 10-K for the year ended December 31, 2017. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our Form 10-K for the year ended December 31, 2017.

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

In the past, the semiconductor market has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor market's demand for ATE, including the products we manufacture. This cyclicality can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Semiconductor and ATE market cycles are difficult to predict and in recent years have become more volatile and, in certain cases, shorter in duration. Because the market cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our market, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of its outstanding capital stock. Ambrell is a manufacturer of precision induction heating systems used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22.6 million in cash. Additional consideration in the form of earnouts may be paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. As of March 31, 2018, we had accrued $5.8 million in earnout payable based on Ambrell’s 2017 adjusted EBITDA, which was paid in April 2018, and $7.0 million as a contingent consideration liability based on our current projections for Ambrell’s 2018 adjusted EBITDA. For further discussion of the acquisition, see Notes 3 and 4 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2018	2017	$	%	2017	$	%
Orders:
Thermal	$14,501	$7,260	$7,241	100%	$15,785	$(1,284)	(8)%
EMS	6,087	7,772	(1,685)	(22)%	5,969	118	2%
	$20,588	$15,032	$5,556	37%	$21,754	$(1,166)	(5)%

Semiconductor market	$12,531	$11,559	$972	8%	$10,051	$2,480	25%
Non-semiconductor market	8,057	3,473	4,584	132%	11,703	(3,646)	(31)%
	$20,588	$15,032	$5,556	37%	$21,754	$(1,166)	(5)%

Total consolidated orders for the three months ended March 31, 2018 were $20.6 million compared to $15.0 million for the same period in 2017 and $21.8 million for the three months ended December 31, 2017. During the three months ended March 31, 2018, the orders of our Thermal segment included $7.0 million of orders attributable to Ambrell, which we acquired on May 24, 2017, as previously discussed. Of the orders attributable to Ambrell, $2.3 million were from customers in the semiconductor market and the balance were from non-semiconductor market customers. When adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders would have decreased $1.5 million, or 10%, as compared to the same period in 2017. This reduction primarily represents a decrease in demand experienced by our EMS segment which we believe reflects cyclical and seasonal softening in the semiconductor ATE market.

When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-semiconductor markets for the three months ended March 31, 2018 were $3.3 million, or 25% of total consolidated orders, compared to $3.5 million, or 23% of total consolidated orders for the same period in 2017. The level of our orders in these non- semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At March 31, 2018, our backlog of unfilled orders for all products was approximately $15.4 million compared with approximately $8.2 million at March 31, 2017 and $13.7 million at December 31, 2017. At March 31, 2018, our backlog included $6.3 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2018. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2018	2017	$	%	2017	$	%
Net revenues:
Thermal	$13,234	$7,776	$5,458	70%	$13,794	$(560)	(4)%
EMS	5,637	6,404	(767)	(12)%	5,587	50	1%
	$18,871	$14,180	$4,691	33%	$19,381	$(510)	(3)%

Semiconductor market	$10,539	$10,439	$100	1%	$8,007	$2,532	32%
Non-semiconductor market	8,332	3,741	4,591	123%	11,374	(3,042)	(27)%
	$18,871	$14,180	$4,691	33%	$19,381	$(510)	(3)%

Total consolidated net revenues for the three months ended March 31, 2018 were $18.9 million compared to $14.2 million for the same period in 2017 and $19.4 million for the three months ended December 31, 2017. During the three months ended March 31, 2018, we recorded $6.2 million in net revenues attributable to Ambrell, $962,000 of which were from customers in the semiconductor market and the balance of which were from non-semiconductor market customers. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our consolidated net revenues would have decreased $1.5 million, or 11%, as compared to the same period in 2017. This decrease reflects the aforementioned softening in the semiconductor ATE market as well as reduced levels of demand from certain of our customers in the telecommunications market.

When adjusted to eliminate the impact of the net revenues attributable to Ambrell, as a percent of our total consolidated net revenues, net revenues from customers in non-semiconductor markets were 24% for the three months ended March 31, 2018 compared to 26% for the same period in 2017.

Product/Customer Mix

Both of our operating segments each have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

We sell most of our thermal test and semiconductor production test products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we now also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the three months ended March 31, 2018 and 2017, our OEM sales as a percentage of net revenues were 14% and 12%, respectively.

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

Results of Operations

The results of operations for our two operating segments are generally affected by the same factors described in the Overview section above. Separate discussions and analyses for each segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each segment where significant to an understanding of that segment.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Revenues. Net revenues were $18.9 million for the three months ended March 31, 2018 compared to $14.2 million for the same period in 2017, an increase of $4.7 million, or 33%. Our net revenues for the three months ended March 31, 2018 included $6.2 million of net revenues attributable to Ambrell. We believe the decrease in our net revenues when adjusted to eliminate the impact of Ambrell during the first quarter of 2018 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 50% of net revenues for the three months ended March 31, 2018 as compared to 55% of net revenues for the same period in 2017. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Of the $1.3 million increase in these costs, $1.1 million represents the fixed operating costs attributable to Ambrell. The remaining $152,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment.

Selling Expense. Selling expense was $2.5 million for the three months ended March 31, 2018 compared to $1.7 million for the same period in 2017, an increase of $808,000, or 48%. Our expense for the three months ended March 31, 2018 included $1.0 million of selling costs attributable to Ambrell. When adjusted to eliminate this amount, selling expense would have decreased $224,000, or 13%, for the first quarter of 2018 as compared to same period in 2017, primarily reflecting lower levels of commissions for both of our segments and reduced travel expenditures for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.3 million for the three months ended March 31, 2018 compared to $935,000 for the same period in 2017, an increase of $361,000, or 39%. Engineering expense attributable to Ambrell in the first quarter of 2018 was $316,000. When adjusted to eliminate this amount, engineering expense would have increased $46,000, or 5%, for the first quarter of 2018 as compared to same period in 2017. This increase primarily reflects increased spending on materials used in new product development for both of our segments.

General and Administrative Expense. General and administrative expense was $3.0 million for the three months ended March 31, 2018 compared to $2.0 million for the same period in 2017, an increase of $996,000, or 50%. Our expenses for the first quarter of 2018 included $787,000 of general and administrative expense attributable to Ambrell. Ambrell’s general and administrative expense included $193,000 of amortization of intangible assets. When adjusted to eliminate the expenses attributable to Ambrell, general and administrative expense would have increased $209,000 or 11%, primarily reflecting an increase in fees paid to third party professionals who assist us in a variety of compliance related matters and higher levels of accruals for profit related bonuses. These increases were partially offset by reduced salary and benefits in corporate.

Contingent Consideration Liability Adjustment. During the three months ended March 31, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $1.7 million. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The increase in the fair value is primarily a result of an increase in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2018.

Income Tax Expense. For the three months ended March 31, 2018, we recorded income tax expense of $601,000 compared to $1.1 million for the same period in 2017. Our effective tax rate was 61% for the three months ended March 31, 2018 compared to 35% for the same period in 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate reflects recording the aforementioned increase of $1.7 million in our liability for contingent consideration which is not deductible for tax purposes.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$14,438	$13,290
Working capital	$17,649	$16,580

As of March 31, 2018, $2.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the post-acquisition integration of Ambrell, the earnout payable and potential contingent consideration payments for Ambrell and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the three months ended March 31, 2018 was $2.3 million. During the three months ended March 31, 2018, we recorded net earnings of $381,000 which included the impact of a $1.2 million increase in the fair value of our contingent consideration liability and a $478,000 increase in the liability for the earnout payable, both of which are a result of our acquisition of Ambrell in May 2017 as discussed further in Notes 3 and 4 to our consolidated financial statements. During the three months ended March 31, 2018, we also recorded non-cash charges of $405,000 for depreciation and amortization and $120,000 for amortization of deferred compensation expense related to stock-based awards. Inventories and accounts payable increased $1.8 million and $1.2 million, respectively, during the three months ended March 31, 2018, reflecting increased business activity. Accrued wages and benefits declined $1.0 million during the first three months of 2018, primarily reflecting the payout of profit-related bonuses that had been accrued at December 31, 2017 on our results for the year.

Investing Activities. During the three months ended March 31, 2018, purchases of property and equipment were $1.2 million, primarily reflecting leasehold improvements for the new facility for Ambrell in Rochester, New York. We currently plan to spend approximately $2.1 million on leasehold improvements for this facility. We expect to spend the balance of these funds during the second quarter of 2018 and took occupancy of the Rochester facility on May 1, 2018. We have no other significant commitments for capital expenditures for the balance of 2018; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2018, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2017 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2017 Form 10-K filed with the Securities and Exchange Commission on March 28, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

3.1	Bylaws, as amended and restated effective April 23, 2018 (1)
10.1	2018 Executive Officer Compensation Plan (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 12, 2018. File No. 001-36117, filed March 15, 2018, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 14, 2018	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	May 14, 2018	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer