Form 10-Q
period 2018-06-30
INTEST CORP
filed 2018-08-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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
YES ☐      NO ☒

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on July 31, 2018:

10,489,958

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,713	$13,290
Trade accounts receivable, net of allowance for doubtful accounts of $233 and $213, respectively	11,596	12,166
Inventories	6,859	4,966
Prepaid expenses and other current assets	434	577
Total current assets	29,602	30,999
Property and equipment:
Machinery and equipment	5,139	5,033
Leasehold improvements	2,332	822
Gross property and equipment	7,471	5,855
Less: accumulated depreciation	(4,530)	(4,314)
Net property and equipment	2,941	1,541
Goodwill	13,738	13,738
Intangible assets, net	15,551	16,014
Restricted certificates of deposit	175	175
Other assets	30	26
Total assets	$62,037	$62,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,738	$2,032
Accrued wages and benefits	2,292	2,781
Customer deposits and deferred revenue	731	886
Domestic and foreign income taxes payable	1,286	1,199
Earnout payable	6,282	5,355
Other current liabilities	2,351	2,166
Total current liabilities	15,680	14,419
Federal transition tax payable, net of current portion	-	436
Deferred tax liabilities	2,464	2,606
Contingent consideration liability, net of current portion	-	5,744
Total liabilities	18,144	23,205

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,518,535 and 10,427,435 shares issued, respectively	105	104
Additional paid-in capital	26,151	25,860
Retained earnings	17,041	12,646
Accumulated other comprehensive earnings, foreign currency translation adjustments	800	882
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	43,893	39,288
Total liabilities and stockholders' equity	$62,037	$62,493

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$21,097	$15,888	$39,968	$30,068
Cost of revenues	10,187	7,467	19,663	13,919
Gross margin	10,910	8,421	20,305	16,149
Operating expenses:
Selling expense	2,538	1,871	5,014	3,539
Engineering and product development expense	1,230	982	2,526	1,917
General and administrative expense	3,335	3,286	6,325	5,280
Adjustment to contingent consideration liability	(710)	-	1,016	-

Total operating expenses	6,393	6,139	14,881	10,736

Operating income	4,517	2,282	5,424	5,413
Other income (loss)	(121)	54	(46)	95
Earnings before income tax expense	4,396	2,336	5,378	5,508
Income tax expense	382	891	983	1,985

Net earnings	$4,014	$1,445	$4,395	$3,523

Net earnings per common share - basic	$0.39	$0.14	$0.43	$0.34

Weighted average common shares outstanding - basic	10,342,674	10,277,155	10,334,492	10,270,860

Net earnings per common share - diluted	$0.39	$0.14	$0.42	$0.34

Weighted average common shares and common share equivalents outstanding - diluted	10,370,318	10,334,894	10,367,812	10,315,115

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net earnings	$4,014	$1,445	$4,395	$3,523

Foreign currency translation adjustments	(120)	155	(82)	183

Comprehensive earnings	$3,894	$1,600	$4,313	$3,706

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	4,395	-	-	4,395
Other comprehensive income	-	-	-	-	(82)	-	(82)
Amortization of deferred compensation related to stock-based awards	-	-	292	-	-	-	292
Issuance of unvested shares of restricted stock	91,100	1	(1)	-	-	-	-

Balance, June 30, 2018	10,518,535	$105	$26,151	$17,041	$800	$(204)	$43,893

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$4,395	$3,523
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	840	523
Payment of earnout for 2017 related to Ambrell acquisition	(1,710)	-
Adjustment to earnout payable for 2018	1,016	-
Provision for excess and obsolete inventory	129	90
Foreign exchange gain	(49)	(29)
Amortization of deferred compensation related to stock-based awards	292	186
Loss on disposal of property and equipment	11	-
Proceeds from sale of demonstration equipment, net of gain	99	32
Deferred income tax expense (benefit)	(142)	59
Changes in assets and liabilities:
Trade accounts receivable	606	(2,884)
Inventories	(2,025)	(697)
Prepaid expenses and other current assets	143	(84)
Other assets	(4)	(3)
Accounts payable	707	35
Accrued wages and benefits	(488)	(134)
Customer deposits and deferred revenue	(153)	(19)
Domestic and foreign income taxes payable	86	324
Long-term portion of Federal transition tax payable	(436)	-
Other current liabilities	186	154
Net cash provided by operating activities	3,503	1,076

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	-	(21,962)
Purchase of property and equipment	(1,920)	(203)
Proceeds from sale of property and equipment	-	7
Net cash used in investing activities	(1,920)	(22,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of earnout for 2017 related to Ambrell acquisition	(4,123)	-
Repurchases of common stock	-	(62)
Net cash used in financing activities	(4,123)	(62)
Effects of exchange rates on cash	(37)	129
Net cash used in all activities	(2,577)	(21,015)
Cash and cash equivalents at beginning of period	13,290	28,611
Cash and cash equivalents at end of period	$10,713	$7,596

Cash payments for:
Domestic and foreign income taxes	$1,425	$1,583

Details of acquisition:
Fair value of assets acquired, net of cash		$22,652
Liabilities assumed		(8,599)
Goodwill resulting from acquisition		12,032
Contingent consideration		(4,123)
Net cash paid for acquisition		$21,962

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities (and related earnout payable), and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

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

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

Fair Value Measurements

The fair values of our financial instruments reflect the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The carrying amounts of our financial instruments of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

We carry our contingent consideration liability at fair value. In accordance with the three-tier fair value hierarchy, we determined the fair value of our contingent consideration liability (and related earnout payable) using an option-based income approach with a Monte Carlo simulation model. The income approach uses Level 3, or unobservable inputs, as defined under the accounting guidance for fair value measurements. See Notes 3 and 4 for more information regarding our contingent consideration liability.

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

We lease certain of our equipment under short-term leasing agreements with original lease terms of six months or less. Our lease agreements do not contain purchase options.

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

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on an established percentage of the selling price of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

Product Warranties

In connection with the sale of our products, we generally provide standard one or two year product warranties which are detailed in our terms and conditions and communicated to our customers. Our standard warranties are not offered for sale separately from our products, therefore there is not a separate performance obligation related to our standard warranties. We record estimated warranty expense for our standard warranties at the time of sale based upon historical claims experience. In very limited cases, we offer customers an option to separately purchase an extended warranty for certain of our products. In the case of extended warranties, we recognize revenue in the amount of the sale price for the extended warranty on a straight-line basis over the extended warranty period. We record costs incurred to provide service under an extended warranty at the time the service is provided. Warranty expense is included in selling expense in our consolidated statements of operations.

Refer to Notes 6 and 12 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $129 and $90 for the six months ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation), which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 10.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2018.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - basic	10,342,674	10,277,155	10,334,492	10,270,860
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	27,644	57,739	33,320	44,255
Weighted average common shares and common share equivalents outstanding - diluted	10,370,318	10,334,894	10,367,812	10,315,115

Average number of potentially dilutive securities excluded from calculation	275,831	96,000	189,794	71,630

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

In January 2017, the FASB issued amendments to clarify the current guidance on the definition of a business. The objective of the amendments is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments were effective for us as of January 1, 2018. The implementation of these amendments did not have a material impact on our consolidated financial statements, and will be considered prospectively.

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

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC Topic 842 (Leases). Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. During the fourth quarter of 2017, we performed a preliminary assessment of the impact that the implementation of this guidance will have on our consolidated financial statements. Our assessment is ongoing. We currently expect that the implementation of this new guidance will have a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under current guidance, none of these leases has any related asset or liability recorded on our balance sheet. We do not currently expect that the implementation of this new guidance will have a significant impact on our pattern of expense recognition for any of our multi-year leases. However, we are still in the process of completing our assessment and our conclusions about the impact that this new guidance will have on our consolidated financial statements may change as we complete our assessment over the next two quarters.

(3)	ACQUISITION

On May 24, 2017, we completed our acquisition of Ambrell. The purchase price for Ambrell was $22,000 in cash paid at closing, subject to a customary post-closing working capital adjustment, and additional contingent consideration of up to $18,000 in the form of earnouts paid based upon a multiple of adjusted EBITDA for 2017 and 2018, as further discussed below. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Total acquisition costs incurred to complete this transaction were $935. Acquisition costs were expensed as incurred and included in general and administrative expense.

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

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the adjusted EBITDA of Ambrell for 2017 and 2018. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. This amount was $5,833 and was paid in April 2018. The second earnout, if any, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and $5,833, the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. To estimate the fair value of the contingent consideration at the acquisition date and at the end of each quarter, an option based income approach using a Monte Carlo simulation model is utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $4,123 for the 2017 and 2018 earnouts. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. At June 30, 2018, this same approach resulted in an estimated fair value of $6,282 for the 2018 earnout which is recorded as earnout payable on our balance sheet. Changes in the amount of the estimated fair value of the earnouts since the acquisition date are recorded as operating expenses in our statement of operations in the quarter in which they occur.

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$18,896	$37,688
Net earnings	$2,059	$3,719
Diluted earnings per share	$0.20	$0.36

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

Level 2

Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and models for which all significant inputs are observable, either directly or indirectly.

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. The current portion of this liability is reflected as an earnout payable on our balance sheets. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the first six months of 2018, we recorded a $1,016 increase in the fair value of our contingent consideration liability as a result of an increase in the projected adjusted EBITDA of Ambrell for the year ended December 31, 2018.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2018
Earnout payable	$6,282	$-	$-	$6,282

Changes in the fair value of our Level 3 contingent consideration liability, including the earnout payable, for the six months ended June 30, 2018 were as follows:

Six Months Ended June 30, 2018
Balance at beginning of period	$11,099
Fair value adjustment	1,016
Payment of 2017 earnout	(5,833)

Balance at end of period	$6,282

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of June 30, 2018 and December 31, 2017.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2018 are as follows:

Balance - January 1, 2018	$9,304
Amortization	(463)
Balance - June 30, 2018	$8,841

The following tables provide further detail about our intangible assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,177	$8,303
Technology	600	176	424
Patents	590	483	107
Software	270	263	7
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,739	8,841
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,739	$15,551

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,828	$8,652
Technology	600	95	505
Patents	590	463	127
Software	270	250	20
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,276	9,304
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,276	$16,014

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $463 and $303 respectively, for the six months ended June 30, 2018 and 2017. The following table sets forth the estimated annual amortization expense for each of the next five years:

2018 (remainder)	$640
2019	$1,257
2020	$1,233
2021	$1,227
2022	$1,167

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

Changes in the amount of the allowance for doubtful accounts for the six months ended June 30, 2018 are as follows:

Balance - January 1, 2018	$213
Bad debt expense	50
Write-offs	(30)
Balance - June 30, 2018	$233

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues by customer type:
End user	$18,173	$15,029	$34,502	$27,515
OEM/Integrator	2,924	859	5,466	2,553
	$21,097	$15,888	$39,968	$30,068

Net revenues by product type:
Thermal test	$6,389	$6,312	$12,420	$13,134
Induction heating	5,937	1,725	11,559	1,725
Semiconductor production test	6,809	6,053	12,148	12,216
Service/other	1,962	1,798	3,841	2,993
	$21,097	$15,888	$39,968	$30,068

Net revenues by market:
Semiconductor	$13,043	$10,155	$23,582	$20,594
Industrial	5,000	2,178	10,653	2,298
Telecommunications	1,343	2,196	2,622	4,891
Other non-semiconductor markets	1,711	1,359	3,111	2,285
	$21,097	$15,888	$39,968	$30,068

(7)	MAJOR CUSTOMERS

During the six months ended June 30, 2018 and 2017, Texas Instruments Incorporated accounted for 13% and 15% of our consolidated net revenues, respectively. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. During the six months ended June 30, 2017, Hakuto Co., Ltd., one of our distributors, accounted for 13% of our consolidated net revenues. These revenues were generated by our Thermal segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2018 and 2017.

(8)	INVENTORIES

Inventories held at June 30, 2018 and December 31, 2017 were comprised of the following:

	June 30, 2018	December 31, 2017
Raw materials	$4,569	$3,424
Work in process	1,291	791
Inventory consigned to others	68	64
Finished goods	931	687
Total inventories	$6,859	$4,966

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2018 and December 31, 2017 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	June 30, 2018	December 31, 2017
Mt. Laurel, NJ	3/29/2010	3/31/2019	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2018	8/23/2021	50	50
				$175	$175

(10)	STOCK-BASED COMPENSATION

As of June 30, 2018, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2017 Form 10-K.  On June 27, 2018, our stockholders approved the amendment and restatement of the 2014 Stock Plan (the “Plan”) to increase the number of shares of common stock that may be delivered pursuant to awards granted under the Plan from 500,000 to 1,000,000 shares.

As of June 30, 2018, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,539. The weighted average period over which this expense is expected to be recognized is 3.2 years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2018 and 2017, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$-	$1	$-	$4
Selling expense	-	-	-	-
Engineering and product development expense	2	1	3	4
General and administrative expense	169	96	289	178
	$171	$98	$292	$186

There was no stock-based compensation expense capitalized in the three or six months ended June 30, 2018 or 2017.

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

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2018	75,225	$5.29
Granted	91,100	8.29
Vested	(31,700)	7.09
Forfeited	-	-
Unvested shares outstanding, June 30, 2018	134,625	6.98

The total fair value of the shares that vested during the six months ended June 30, 2018 and 2017 was $238 and $197, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.74%	2.14%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2018 and 2017 was $3.52 and $2.64, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2018 (4,950 exercisable)	76,400	$5.98
Granted	176,400	8.21
Exercised	-	-
Forfeited	-	-
Options outstanding, June 30, 2018 (22,700 exercisable)	252,800	7.53

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the six months ended June 30, 2018 and 2017, we recorded $205 and $245 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the six months ended June 30, 2018 and 2017, we recorded $36 and $5 of expense for matching contributions, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenues:
Thermal	$13,999	$9,194	$27,233	$16,970
EMS	7,098	6,694	12,735	13,098
	$21,097	$15,888	$39,968	$30,068
Earnings (loss) before income tax expense (benefit):
Thermal	$2,592	$1,350	$2,500	$3,196
EMS	2,194	2,163	3,486	3,861
Corporate	(390)	(1,177)	(608)	(1,549)
	$4,396	$2,336	$5,378	$5,508
Net earnings (loss):
Thermal	$2,415	$835	$1,960	$2,045
EMS	1,945	1,338	2,950	2,450
Corporate	(346)	(728)	(515)	(972)
	$4,014	$1,445	$4,395	$3,523

	June 30, 2018	December 31, 2017
Identifiable assets:
Thermal	$52,156	$50,408
EMS	9,881	12,085
	$62,037	$62,493

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues:
U.S.	$6,818	$4,580	$13,361	$7,466
Foreign	14,279	11,308	26,607	22,602
	$21,097	$15,888	$39,968	$30,068

	June 30, 2018	December 31, 2017
Property and equipment:
U.S.	$2,571	$991
Foreign	370	550
	$2,941	$1,541

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," “plans” or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2017 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time are included in Part I, Item 1A - "Risk Factors" in our 2017 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A. There have been no such changes from the risk factors set forth in our 2017 Form 10-K.

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. As further discussed below, on May 24, 2017, we acquired Ambrell, which sells its products almost exclusively to customers in the industrial market, which is a non-semiconductor market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the semiconductor market and increase our orders and net revenues from markets outside the semiconductor market. We also expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of its outstanding capital stock. Ambrell is a manufacturer of precision induction heating systems used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22 million in cash paid at closing, subject to a customary post-closing working capital adjustment, and additional contingent consideration of up to $18 million in the form of earnouts paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22 million paid at closing; this amount was $5.8 million and was paid in April 2018. The second earnout, if any, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22 million paid at closing and $5.8 million earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18 million. As of June 30, 2018, we had accrued $6.3 million in earnout payable based on Ambrell’s current projected adjusted EBITDA for 2018. For further discussion of the acquisition, see Notes 3 and 4 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2018	2017	$	%	2018	$	%
Orders:
Thermal	$13,278	$8,775	$4,503	51%	$14,501	$(1,223)	(8)%
EMS	5,988	5,817	171	3%	6,087	(99)	(2)%
	$19,266	$14,592	$4,674	32%	$20,588	$(1,322)	(6)%

Semiconductor market	$11,981	$8,689	$3,292	38%	$12,531	$(550)	(4)%
Non-semiconductor market	7,285	5,903	1,382	23%	8,057	(772)	(10)%
	$19,266	$14,592	$4,674	32%	$20,588	$(1,322)	(6)%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Orders:
Thermal	$27,779	$16,035	$11,744	73%
EMS	12,075	13,589	(1,514)	(11)%
	$39,854	$29,624	$10,230	35%

Semiconductor market	$24,512	$20,248	$4,264	21%
Non-semiconductor market	15,342	9,376	5,966	64%
	$39,854	$29,624	$10,230	35%

Total consolidated orders for the three months ended June 30, 2018 were $19.3 million compared to $14.6 million for the same period in 2017 and $20.6 million for the three months ended March 31, 2018. As previously discussed, we acquired Ambrell on May 24, 2017. During the three months ended June 30, 2018 and 2017, the orders of our Thermal segment included $5.7 million and $2.3 million of orders attributable to Ambrell, respectively. When adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders would have increased $1.3 million, or 11%, as compared to the same period in 2017. This increase primarily reflects increased demand experienced by our Thermal segment from customers in the semiconductor and industrial markets, which was partially offset by a reduction in orders from this segment’s customers in the telecommunications market.

Total consolidated orders for the six months ended June 30, 2018 were $39.9 million compared to $29.6 million for the same period in 2017. During the six months ended June 30, 2018 and 2017, the orders of our Thermal segment included $12.7 million and $2.3 million of orders attributable to Ambrell, respectively. When adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders would have been relatively flat compared to the same period in 2017. During the first half of 2018, our EMS segment experienced lower levels of demand from certain of its customers as compared to the same period in 2017. For our Thermal segment, a reduction in demand from the telecommunications market was offset by increases from customers in the semiconductor market.

When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-semiconductor markets for the three and six months ended June 30, 2018 were $3.3 million, or 24%, and $6.7 million, or 25%, of total consolidated orders, respectively. This compares to $3.7 million, or 30%, and $7.1 million, or 26%, of total consolidated orders for the same periods in 2017, respectively. The level of our orders in these non- semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At June 30, 2018, our backlog of unfilled orders for all products was approximately $13.6 million compared with approximately $11.1 million at June 30, 2017 and $15.4 million at March 31, 2018. At June 30, 2018, our backlog included $5.5 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2018. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2018	2017	$	%	2018	$	%
Net revenues:
Thermal	$13,999	$9,194	$4,805	52%	$13,234	$765	6%
EMS	7,098	6,694	404	6%	5,637	1,461	26%
	$21,097	$15,888	$5,209	33%	$18,871	$2,226	12%

Semiconductor market	$13,043	$10,155	$2,888	28%	$10,539	$2,504	24%
Non-semiconductor market	8,054	5,733	2,321	40%	8,332	(278)	(3)%
	$21,097	$15,888	$5,209	33%	$18,871	$2,226	12%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Net revenues:
Thermal	$27,233	$16,970	$10,263	60%
EMS	12,735	13,098	(363)	(3)%
	$39,968	$30,068	$9,900	33%

Semiconductor market	$23,582	$20,594	$2,988	15%
Non-semiconductor market	16,386	9,474	6,912	73%
	$39,968	$30,068	$9,900	33%

Total consolidated net revenues for the three months ended June 30, 2018 were $21.1 million compared to $15.9 million for the same period in 2017 and $18.9 million for the three months ended March 31, 2018. During the three months ended June 30, 2018 and 2017, the net revenues of our Thermal segment included $6.4 million and $2.0 million of net revenues attributable to Ambrell, respectively. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our consolidated net revenues would have increased $762,000, or 5%, as compared to the same period in 2017. This increase reflects higher levels of demand experienced by both of our segments from customers in the semiconductor market. In addition, our Thermal segment experienced an increase in demand from customers in the defense/aerospace market which was partially offset by a reduction in net revenues from customers in the telecommunications and automotive markets.

Total consolidated net revenues for the six months ended June 30, 2018 were $40.0 million compared to $30.1 million for the same period in 2017. During the six months ended June 30, 2018 and 2017, the net revenues of our Thermal segment included $12.7 million and $2.0 million of net revenues attributable to Ambrell. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our consolidated net revenues would have decreased $760,000, or 3%, as compared to the same period in 2017. This decrease represents the aforementioned reduction in net revenues from customers in the telecommunications and automotive markets for our Thermal segment, combined with lower levels of demand experienced by our EMS segment.

When adjusted to eliminate the net revenues attributable to Ambrell, net revenues from customers in non-semiconductor markets for the three and six months ended June 30, 2018 were $3.5 million, or 24%, and $6.6 million, or 24%, of total consolidated net revenues, respectively. This compares to $3.8 million, or 27%, and $7.5 million, or 27%, respectively, of total consolidated net revenues for the same periods in 2017. The level of our net revenues in these non- semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

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

We sell most of our thermal test and semiconductor production test products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we now also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the six months ended June 30, 2018 and 2017, our OEM sales as a percentage of net revenues were 14% and 9%, respectively. The significant increase in OEM sales was attributable to the acquisition of Ambrell. Excluding Ambrell’s sales, our OEM sales as a percentage of net revenues for the six months ended June 30, 2018 and 2017 were 4% and 9%, respectively.

OEM sales generally have a lower gross margin than end user sales, as OEM sales historically have had a more significant discount. However, our current net operating margins on most OEM sales, with the exception of Ambrell, are only slightly less than margins on end user sales because of the payment of third party sales commissions on most end user sales. We have also continued to experience demands from certain of our OEM customers' supply chain managers to reduce our sales prices to them. If we cannot further reduce our manufacturing and operating costs, these pricing pressures will negatively affect our gross and operating margins.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Revenues. Net revenues were $21.1 million for the three months ended June 30, 2018 compared to $15.9 million for the same period in 2017, an increase of $5.2 million, or 33%. Our net revenues for the three months ended June 30, 2018 included $6.4 million of net revenues attributable to Ambrell compared to $2.0 million for the same period in 2017. When adjusted to eliminate the impact of Ambrell, we believe the increase in our net revenues during the second quarter of 2018 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 52% of net revenues for the three months ended June 30, 2018 compared to 53% of net revenues for the same period in 2017. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in both our component material costs and our fixed operating costs. The increase in component material costs reflects changes in product and customer mix. Our fixed operating costs increased $744,000, of which $660,000 represents the increase in fixed operating costs attributable to Ambrell as a result of having a full quarter of costs for Ambrell in 2018. The remaining increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of increased production activity.

Selling Expense. Selling expense was $2.5 million for the three months ended June 30, 2018 compared to $1.9 million for the same period in 2017, an increase of $667,000, or 36%. Of the $667,000 increase in our selling expense, $638,000 represents the increase in expense attributable to Ambrell as a result of having a full quarter of costs for Ambrell in 2018. The remaining increase primarily reflects an increase in commission expense as a result of the higher level of net revenues in the three months ended June 30, 2018 as compared to the same period in 2017.

Engineering and Product Development Expense. Engineering and product development expense was $1.2 million for the three months ended June 30, 2018 compared to $982,000 for the same period in 2017, an increase of $248,000, or 25%. Of the $248,000 increase in our engineering and product development expense, $230,000 represents the increase in expense attributable to Ambrell as a result of having a full quarter of costs for Ambrell in 2018. The remaining increase primarily reflects increased spending on legal fees related to our intellectual property during the three months ended June 30, 2018 as compared to the same period in 2017.

General and Administrative Expense. General and administrative expense was $3.3 million in each of the three months ended June 30, 2018 and 2017. Our expense for the three months ended June 30, 2017 included $849,000 of transaction costs related to the acquisition of Ambrell. When adjusted to eliminate the impact of these costs, our general and administrative expense would have increased $898,000 for the three months ended June 30, 2018 as compared to the same period in 2017. Of the $898,000 increase in our general and administrative expense, $497,000 represents the increase in expense attributable to Ambrell as a result of having a full quarter of costs for Ambrell in 2018. The remaining increase primarily reflects an increase in fees paid to third party professionals who assist us in a variety of compliance related matters and higher levels of stock-based compensation expense.

Contingent Consideration Liability Adjustment. During the three months ended June 30, 2018, we recorded a decrease in the fair value of our liability for contingent consideration of $710,000. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The decrease in the fair value is primarily a result of a decrease in the projected adjusted EBITDA of Ambrell for the second half of 2018.

Income Tax Expense. For the three months ended June 30, 2018, we recorded income tax expense of $382,000 compared to $891,000 for the same period in 2017. Our effective tax rate was 9% for the three months ended June 30, 2018 compared to 38% for the same period in 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The significant decline in our effective tax rate primarily reflects recording a reversal of $476,000 of transition tax payable during the three months ended June 30, 2018. We had recorded this amount as a provisional amount during the fourth quarter of 2017 relating to the impact of the Tax Cuts and Jobs Act (“Tax Act”), as more fully discussed in Note 11 to our consolidated financial statements in our 2017 Form 10-K. We have determined that we do not owe this amount, and, accordingly, have reversed this accrual. In addition, the aforementioned decrease of $710,000 in our liability for contingent consideration is not taxable.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Revenues. Net revenues were $40.0 million for the six months ended June 30, 2018 compared to $30.1 million for the same period in 2017, an increase of $9.9 million, or 33%. Our net revenues for the six months ended June 30, 2018 included $12.7 million of net revenues attributable to Ambrell compared to $2.0 million for the same period in 2017. When adjusted to eliminate the impact of Ambrell, we believe the decrease in our net revenues during the six months ended June 30, 2018 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 51% of net revenues for the six months ended June 30, 2018 compared to 54% of net revenues for the same period in 2017. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Our fixed operating costs increased $2.0 million, of which $1.8 million represents the increase in fixed operating costs attributable to Ambrell as a result of having a full six months of costs for Ambrell in 2018. The remaining increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of increased production activity and, to a lesser extent, a reduction in corporate insurance premiums and better utilization of our internal machine shop in our New Jersey operation.

Selling Expense. Selling expense was $5.0 million for the six months ended June 30, 2018 compared to $3.5 million for the same period in 2017, an increase of $1.5 million, or 42%. There was a $1.7 million increase in expense attributable to Ambrell as a result of having a full six months of costs for Ambrell in 2018. This increase was partially offset by a decrease in commission expense as a result of the lower level of net revenues in the six months ended June 30, 2018 as compared to the same period in 2017 and reduced travel expenditures.

Engineering and Product Development Expense. Engineering and product development expense was $2.5 million for the six months ended June 30, 2018 compared to $1.9 million for the same period in 2017, an increase of $609,000, or 32%. Of the $609,000 increase in our engineering and product development expense, $546,000 represents the increase in expense attributable to Ambrell as a result of having a full six months of costs for Ambrell in 2018. The remaining increase primarily reflects increased spending on legal fees related to our intellectual property during the six months ended June 30, 2018 as compared to the same period in 2017.

General and Administrative Expense. General and administrative expense was $6.3 million for the six months ended June 30, 2018 compared to $5.3 million for the same period in 2017, an increase of $1.0 million, or 20%. Our expense for the six months ended June 30, 2017 included $849,000 of transaction costs related to the acquisition of Ambrell. When adjusted to eliminate the impact of these costs, our general and administrative expense would have increased $1.9 million for the six months ended June 30, 2018 as compared to the same period in 2017. Of the $1.9 million increase in our general and administrative expense, $1.3 million represents the increase in expense attributable to Ambrell as a result of having a full six months of costs for Ambrell in 2018. The remaining increase primarily reflects an increase in fees paid to third party professionals who assist us in a variety of compliance related matters and higher levels of stock-based compensation expense.

Contingent Consideration Liability Adjustment. During the six months ended June 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $1.0 million. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The increase in the fair value is primarily a result of an increase in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2018.

Income Tax Expense. For the six months ended June 30, 2018, we recorded income tax expense of $983,000 compared to $2.0 million for the same period in 2017. Our effective tax rate was 18% for the six months ended June 30, 2018 compared to 36% for the same period in 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate primarily reflects recording a reversal of $476,000 of transition tax payable during the six months ended June 30, 2018. We had recorded this amount as a provisional amount during the fourth quarter of 2017 relating to the impact of the Tax Act, as more fully discussed in Note 11 to our consolidated financial statements in our 2017 Form 10-K. We have determined that we do not owe this amount, and, accordingly, have reversed this accrual.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$10,713	$13,290
Working capital	$13,922	$16,580

As of June 30, 2018, $3.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the earnout payable and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the six months ended June 30, 2018 was $3.5 million. During the six months ended June 30, 2018, we recorded net earnings of $4.4 million which included the impact of a $1.0 million increase in the fair value of the earnout payable which is a result of our acquisition of Ambrell in May 2017 as discussed further in Notes 3 and 4 to our consolidated financial statements. During the six months ended June 30, 2018, we also recorded non-cash charges of $840,000 for depreciation and amortization and $292,000 for amortization of deferred compensation expense related to stock-based awards. During the six months ended June 30, 2018, inventories and accounts payable increased $2.0 million and $707,000, respectively, reflecting increased business activity. Accounts receivable declined $606,000 during the first six months of 2018 primarily reflecting improved collection activity for certain of our operations. Accrued wages and benefits declined $488,000 during the first six months of 2018, primarily reflecting the payout of profit-related bonuses that had been accrued at December 31, 2017 on our results for the year.

Investing Activities. During the six months ended June 30, 2018, purchases of property and equipment were $1.9 million, primarily reflecting leasehold improvements for the new facility for Ambrell in Rochester, New York which we took occupancy of in May 2018. We have no other significant commitments for capital expenditures for the balance of 2018; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. As discussed in further detail in Notes 3 and 4 to our consolidated financial statements, the purchase price for Ambrell included contingent consideration in the form of earnouts based on adjusted EBITDA targets for Ambrell in 2017 and 2018. In April 2018, we paid $5.8 million in connection with the earnout earned as a result of Ambrell’s achievement of adjusted EBITDA targets in 2017. Of the $5.8 million paid, $4.1 million has been classified as financing activities as it was the estimate of the fair value of the earnouts at the date of the acquisition and was, therefore, included in the purchase accounting. The remaining $1.7 million was classified as operating activity because it is based on changes to Ambrell’s adjusted EBITDA in 2017 due to events that occurred after the acquisition date.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities (and the related earnout payable) and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2018, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2017 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

3.1	Bylaws, as amended and restated effective April 23, 2018 (1)
10.1*	Amended and Restated inTEST Corporation 2014 Stock Plan (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2018, File No. 001-36117, filed July 2, 2018, and incorporated herein by reference.

*	Management compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 13, 2018	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	August 13, 2018	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer