Form 10-Q
period 2018-09-30
INTEST CORP
filed 2018-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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
YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES ☐      NO ☒

Number of shares of Common Stock, $.01 par value, outstanding as of the close of business on October 31, 2018:

10,489,958

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,202	13,290
Trade accounts receivable, net of allowance for doubtful accounts of $233 and $213, respectively	11,370	12,166
Inventories	7,104	4,966
Prepaid expenses and other current assets	780	577
Total current assets	33,456	30,999
Property and equipment:
Machinery and equipment	5,177	5,033
Leasehold improvements	2,332	822
Gross property and equipment	7,509	5,855
Less: accumulated depreciation	(4,651)	(4,314)
Net property and equipment	2,858	1,541
Goodwill	13,738	13,738
Intangible assets, net	15,228	16,014
Restricted certificates of deposit	175	175
Other assets	26	26
Total assets	$65,481	$62,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,025	$2,032
Accrued wages and benefits	2,700	2,781
Customer deposits and deferred revenue	1,054	886
Domestic and foreign income taxes payable	1,222	1,199
Earnout payable	9,339	5,355
Other current liabilities	2,243	2,166
Total current liabilities	19,583	14,419
Federal transition tax payable, net of current portion	-	436
Deferred tax liabilities	2,395	2,606
Contingent consideration liability, net of current portion	-	5,744
Total liabilities	21,978	23,205

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,523,035 and 10,427.435 shares issued, respectively	105	104
Additional paid-in capital	26,331	25,860
Retained earnings	16,475	12,646
Accumulated other comprehensive earnings, foreign currency translation adjustments	796	882
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	43,503	39,288
Total liabilities and stockholders' equity	$65,481	$62,493

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$20,160	$17,352	$60,128	$47,420
Cost of revenues	10,068	8,556	29,731	22,475
Gross margin	10,092	8,796	30,397	24,945
Operating expenses:
Selling expense	2,291	2,322	7,305	5,861
Engineering and product development expense	1,207	1,139	3,733	3,056
General and administrative expense	3,318	3,143	9,643	8,423
Adjustment to contingent consideration liability	3,057	(549)	4,073	(549)
Total operating expenses	9,873	6,055	24,754	16,791

Operating income	219	2,741	5,643	8,154
Other income (expense)	(57)	100	(103)	195
Earnings before income tax expense	162	2,841	5,540	8,349
Income tax expense	728	823	1,711	2,808
Net earnings (loss)	$(566)	$2,018	$3,829	$5,541

Net earnings (loss) per common share - basic	$(0.05)	$0.20	$0.37	$0.54

Weighted average common shares outstanding - basic	10,355,673	10,288,325	10,341,552	10,276,682

Net earnings (loss) per common share - diluted	$(0.05)	$0.19	$0.37	$0.54

Weighted average common shares and common share equivalents outstanding - diluted	10,355,673	10,351,009	10,377,505	10,327,080

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net earnings (loss)	$(566)	$2,018	$3,829	$5,541

Foreign currency translation adjustments	(4)	21	(86)	204

Comprehensive earnings	$(570)	$2,039	$3,743	$5,745

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	3,829	-	-	3,829
Other comprehensive income	-	-	-	-	(86)	-	(86)
Amortization of deferred compensation related to stock-based awards	-	-	472	-	-	-	472
Issuance of unvested shares of restricted stock	95,600	1	(1)	-	-	-	-

Balance, September 30, 2018	10,523,035	$105	$26,331	$16,475	$796	$(204)	$43,503

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,829	$5,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,370	1,317
Payment of earnout for 2017 related to Ambrell acquisition	(1,710)	-
Adjustment to earnout payable	4,073	(549)
Provision for excess and obsolete inventory	195	161
Foreign exchange gain	(115)	(130)
Amortization of deferred compensation related to stock-based awards	472	292
(Gain) loss on disposal of property and equipment	43	(4)
Proceeds from sale of demonstration equipment, net of gain	172	53
Deferred income tax expense (benefit)	(211)	(225)
Changes in assets and liabilities:
Trade accounts receivable	896	(1,060)
Inventories	(2,336)	(581)
Prepaid expenses and other current assets	(205)	(164)
Other assets	-	1
Accounts payable	995	(426)
Accrued wages and benefits	(79)	(18)
Customer deposits and deferred revenue	170	302
Domestic and foreign income taxes payable	22	472
Long-term portion of Federal transition tax payable	(436)	-
Other current liabilities	77	206
Net cash provided by operating activities	7,222	5,188
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	-	(21,962)
Purchase of property and equipment	(2,134)	(435)
Proceeds from sale of property and equipment	-	35
Net cash used in investing activities	(2,134)	(22,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of earnout for 2017 related to Ambrell acquisition	(4,123)	-
Repurchases of common stock	-	(62)
Net cash used in financing activities	(4,123)	(62)
Effects of exchange rates on cash	(53)	124

Net cash provided by (used in) all activities	912	(17,112)
Cash and cash equivalents at beginning of period	13,290	28,611
Cash and cash equivalents at end of period	$14,202	$11,499
Cash payments for:
Domestic and foreign income taxes	$2,256	$2,555
Details of acquisition:
Fair value of assets acquired, net of cash		$22,652
Liabilities assumed		(8,599)
Goodwill resulting from acquisition		12,032
Contingent consideration		(4,123)
Net cash paid for acquisition		$21,962

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are an independent designer, manufacturer and marketer of thermal management products and semiconductor automated test equipment (“ATE”) interface solutions. Our products are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic testing across a range of industries including the automotive, defense/aerospace, energy, industrial and telecommunications markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly owned subsidiaries. We have two reportable segments, which are also our reporting units, Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS").

On May 24, 2017, we completed the acquisition of Ambrell Corporation ("Ambrell"). The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems, which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations are included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K. This acquisition is discussed further in Note 3.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities (and related earnout payable), and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

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

Nature of Products and Services

We sell thermal management products and semiconductor ATE interface solutions. Our thermal management products include ThermoStreams, ThermoChambers, ThermoChucks and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. Our semiconductor ATE interface solutions include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the ATE market, which provides automated test equipment to the semiconductor market. We also sell our thermal management products to markets outside the semiconductor market which include the automotive, defense/aerospace, industrial, telecommunications and other markets.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $195 and $161 for the nine months ended September 30, 2018 and 2017, respectively.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our unaudited consolidated financial statements for the nine months ended September 30, 2018.

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

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings (loss) per common share - diluted is computed by dividing net earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding - basic	10,355,673	10,288,325	10,341,552	10,276,682
Potentially dilutive securities:
Unvested shares of restricted stock and stock options	-	62,684	35,953	50,398
Weighted average common shares and common share equivalents outstanding - diluted	10,355,673	10,351,009	10,377,505	10,327,080

Average number of potentially dilutive securities excluded from calculation	360,970	96,000	188,339	79,753

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

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC Topic 842 (Leases). Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. During the fourth quarter of 2017, we performed a preliminary assessment of the impact that the implementation of this guidance will have on our consolidated financial statements. Our assessment is ongoing. We currently expect that the implementation of this new guidance will have a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under current guidance, none of these leases has any related asset or liability recorded on our balance sheet. We do not currently expect that the implementation of this new guidance will have a significant impact on our pattern of expense recognition for any of our multi-year leases. However, we are still in the process of completing our assessment and our conclusions about the impact that this new guidance will have on our consolidated financial statements may change as we complete our assessment over the next quarter.

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

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the adjusted EBITDA of Ambrell for 2017 and 2018. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. This amount was $5,833 and was paid in April 2018. The second earnout to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and $5,833, the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. To estimate the fair value of the contingent consideration at the acquisition date and at the end of each quarter, an option based income approach using a Monte Carlo simulation model is utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $4,123 for the 2017 and 2018 earnouts. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. At September 30, 2018, this same approach resulted in an estimated fair value of $9,339 for the 2018 earnout which is recorded as earnout payable on our balance sheet. Changes in the amount of the estimated fair value of the earnouts since the acquisition date are recorded as operating expenses in our statement of operations in the quarter in which they occur.

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

The following unaudited proforma information gives effect to the acquisition of Ambrell as if the acquisition occurred on January 1, 2017. This proforma summary information does not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. It is presented for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor is it indicative of future consolidated results of operations:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues	$17,352	$55,040
Net earnings	$2,405	$6,124
Diluted earnings per share	$0.23	$0.59

The proforma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $935 incurred by us as a direct result of the transaction.

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. The current portion of this liability is reflected as an earnout payable on our balance sheets. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the first nine months of 2018, we recorded a $4,073 increase in the fair value of our contingent consideration liability as a result of an increase in the projected adjusted EBITDA of Ambrell for the year ended December 31, 2018.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2018
Earnout payable	$9,339	$-	$-	$9,339

Changes in the fair value of our Level 3 contingent consideration liability, including the earnout payable, for the nine months ended September 30, 2018 were as follows:

Nine Months Ended September 30, 2018
Balance at beginning of period	$11,099
Fair value adjustment	4,073
Payment of 2017 earnout	(5,833)

Balance at end of period	$9,339

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of September 30, 2018 and December 31, 2017.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2018 are as follows:

Balance - January 1, 2018	$9,304
Amortization	(786)
Balance – September 30, 2018	$8,518

The following tables provide further detail about our intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,447	$8,033
Technology	600	213	387
Patents	590	492	98
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,062	8,518
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,062	$15,228

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,828	$8,652
Technology	600	95	505
Patents	590	463	127
Software	270	250	20
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,276	9,304
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,276	$16,014

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $786 and $916 respectively, for the nine months ended September 30, 2018 and 2017. The following table sets forth the estimated annual amortization expense for each of the next five years:

2018 (remainder)	$317
2019	$1,257
2020	$1,233
2021	$1,227
2022	$1,167

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

Changes in the amount of the allowance for doubtful accounts for the nine months ended September 30, 2018 are as follows:

Balance - January 1, 2018	$213
Bad debt expense	50
Write-offs	(30)
Balance - September 30, 2018	$233

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues by customer type:
End user	$17,186	$15,877	$51,687	$43,392
OEM/Integrator	2,974	1,475	8,441	4,028
	$20,160	$17,352	$60,128	$47,420
Net revenues by product type:
Thermal test	$6,544	$5,418	$18,964	$18,552
Induction heating	6,150	4,341	17,709	6,067
Semiconductor production test	5,245	5,383	17,393	17,598
Service/other	2,221	2,210	6,062	5,203
	$20,160	$17,352	$60,128	$47,420
Net revenues by market:
Semiconductor	$11,415	$9,162	$34,997	$29,756
Industrial	5,576	5,232	16,229	7,530
Telecommunications	2,051	1,661	4,673	6,552
Other non-semiconductor markets	1,118	1,297	4,229	3,582
	$20,160	$17,352	$60,128	$47,420

(7)	MAJOR CUSTOMERS

During the nine months ended September 30, 2018 and 2017, Texas Instruments Incorporated accounted for 11% and 12% of our consolidated net revenues, respectively. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. During the nine months ended September 30, 2017, Hakuto Co., Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2018 and 2017.

(8)	INVENTORIES

Inventories held at September 30, 2018 and December 31, 2017 were comprised of the following:

	September 30, 2018	December 31, 2017
Raw materials	$5,092	$3,424
Work in process	1,184	791
Inventory consigned to others	65	64
Finished goods	763	687
Total inventories	$7,104	$4,966

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2018 and December 31, 2017 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	September 30, 2018	December 31, 2017
Mt. Laurel, NJ	3/29/2010	3/31/2019	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2019	8/23/2021	50	50
				$175	$175

(10)	STOCK-BASED COMPENSATION

As of September 30, 2018, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2017 Form 10-K. On June 27, 2018, our stockholders approved the amendment and restatement of the 2014 Stock Plan (the “Plan”) to increase the number of shares of common stock that may be delivered pursuant to awards granted under the Plan from 500,000 to 1,000,000 shares.

As of September 30, 2018, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,434. The weighted average period over which this expense is expected to be recognized is 3.1 years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2018 and 2017, respectively, related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$-	$1	$-	$5
Selling expense	-	-	-	-
Engineering and product development expense	3	1	6	5
General and administrative expense	177	104	466	282
	$180	$106	$472	$292

There was no stock-based compensation expense capitalized in the three or nine months ended September 30, 2018 or 2017.

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

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2018	75,225	$5.29
Granted	95,600	8.24
Vested	(47,575)	6.96
Forfeited	-	-
Unvested shares outstanding, September 30, 2018	123,250	7.02

The total fair value of the shares that vested during the nine months ended September 30, 2018 and 2017 was $370 and $290, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.75%	2.14%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2018 and 2017 was $3.50 and $2.64, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2018 (4,950 exercisable)	76,400	$5.98
Granted	189,800	8.14
Exercised	-	-
Forfeited	-	-
Options outstanding, September 30, 2018 (22,700 exercisable)	266,200	7.52

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the nine months ended September 30, 2018 and 2017, we recorded $258 and $299 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the nine months ended September 30, 2018 and 2017, we recorded $54 and $21 of expense for matching contributions, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Revenues:	2018	2017	2018	2017
Thermal	$14,616	$11,470	$41,849	$28,440
EMS	5,544	5,882	18,279	18,980
	$20,160	$17,352	$60,128	$47,420
Earnings (loss) before income tax expense (benefit):
Thermal	$(684)	$1,539	$1,816	$4,735
EMS	1,293	1,594	4,779	5,455
Corporate	(447)	(292)	(1,055)	(1,841)
	$162	$2,841	$5,540	$8,349
Net earnings (loss):
Thermal	$(1,192)	$1,183	$768	$3,228
EMS	978	1,021	3,928	3,471
Corporate	(352)	(186)	(867)	(1,158)
	$(566)	$2,018	$3,829	$5,541

	September 30, 2018	December 31, 2017
Identifiable assets:
Thermal	$54,865	$50,408
EMS	10,616	12,085
	$65,481	$62,493

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues:
U.S.	$4,982	$4,746	$18,343	$12,212
Foreign	15,178	12,606	41,785	35,208
	$20,160	$17,352	$60,128	$47,420

	September 30, 2018	December 31, 2017
Property and equipment:
U.S.	$2,393	$991
Foreign	465	550
	$2,858	$1,541

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

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. As further discussed below, on May 24, 2017, we acquired Ambrell, which has historically sold its products almost exclusively to customers in the industrial market, which is a non-semiconductor market. We expect that the acquisition of Ambrell will significantly reduce our dependence on customers in the semiconductor market and increase our orders and net revenues from markets outside the semiconductor market. We also expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

Acquisition

On May 24, 2017, we completed the acquisition of Ambrell by acquiring all of its outstanding capital stock. Ambrell is a manufacturer of precision induction heating systems used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22 million in cash paid at closing, subject to a customary post-closing working capital adjustment, and additional contingent consideration of up to $18 million in the form of earnouts paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22 million paid at closing; this amount was $5.8 million and was paid in April 2018. The second earnout, to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22 million paid at closing and $5.8 million earnout paid with respect to 2017. As of September 30, 2018, we had accrued $9.3 million in earnout payable based on Ambrell’s current projected adjusted EBITDA for 2018. For further discussion of the acquisition, see Notes 3 and 4 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2018	2017	$	%	2018	$	%
Orders:
Thermal	$14,907	$12,133	$2,774	23%	$13,278	$1,629	12%
EMS	5,087	5,500	(413)	(8)%	5,988	(901)	(15)%
	$19,994	$17,633	$2,361	13%	$19,266	$728	4%

Semiconductor market	$10,606	$8,915	$1,691	19%	$11,981	$(1,375)	(11)%
Non-semiconductor market	9,388	8,718	670	8%	7,285	2,103	29%
	$19,994	$17,633	$2,361	13%	$19,266	$728	4%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Orders:
Thermal	$42,686	$28,168	$14,518	52%
EMS	17,162	19,089	(1,927)	(10)%
	$59,848	$47,257	$12,591	27%

Semiconductor market	$35,118	$29,163	$5,955	20%
Non-semiconductor market	24,730	18,094	6,636	37%
	$59,848	$47,257	$12,591	27%

Total consolidated orders for the three months ended September 30, 2018 were $20.0 million compared to $17.6 million for the same period in 2017. Total consolidated orders for the nine months ended September 30, 2018 were $59.8 million compared to $47.3 million for the same period in 2017. As previously discussed, we acquired Ambrell on May 24, 2017. During the three months ended September 30, 2018 and 2017, the orders of our Thermal segment included $6.8 million and $6.4 million of orders attributable to Ambrell, respectively. During the nine months ended September 30, 2018 and 2017, the orders of our Thermal segment included $19.5 million and $8.7 million of orders attributable to Ambrell, respectively. When adjusted to eliminate the impact of the orders attributable to Ambrell, our consolidated orders for the three and nine months ended September 30, 2018 would have increased $2.0 million or 18% and $1.8 million, or 5%, respectively, as compared to the same periods in 2017. These increases primarily reflect increased demand experienced by our Thermal segment from customers in the semiconductor and industrial markets, which was partially offset by a reduction in orders from this segment’s customers in the telecommunications market, along with weaker demand experienced by our EMS segment from certain of its customers.

Orders from customers in non-semiconductor markets totaled $9.4 million, or 47% of total consolidated orders, for the three months ended September 30, 2018 compared to $8.7 million, or 49% of total consolidated orders, for the same period in 2017. Orders from customers in non-semiconductor markets totaled $24.7 million, or 41% of total consolidated orders, for the nine months ended September 30, 2018 compared to $18.1 million, or 38% of total consolidated orders, for the same period in 2017. When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-semiconductor markets for the three and nine months ended September 30, 2018 were $4.8 million, or 37%, and $11.5 million, or 28%, of total consolidated orders, respectively. These amounts compare to $2.6 million, or 24%, and $9.8 million, or 25%, of total consolidated orders for the same periods in 2017, respectively. The level of our orders in these non-semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At September 30, 2018, our backlog of unfilled orders for all products was approximately $13.4 million compared with approximately $11.3 million at September 30, 2017 and $13.6 million at June 30, 2018. At September 30, 2018, our backlog included $5.5 million attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2018. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2018	2017	$	%	2018	$	%
Net revenues:
Thermal	$14,616	$11,470	$3,146	27%	$13,999	$617	4%
EMS	5,544	5,882	(338)	(6)%	7,098	(1,554)	(22)%
	$20,160	$17,352	$2,808	16%	$21,097	$(937)	(4)%

Semiconductor market	$11,415	$9,162	$2,253	25%	$13,043	$(1,628)	(12)%
Non-semiconductor market	8,745	8,190	555	7%	8,054	691	9%
	$20,160	$17,352	$2,808	16%	$21,097	$(937)	(4)%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Net revenues:
Thermal	$41,849	$28,440	$13,409	47%
EMS	18,279	18,980	(701)	(4)%
	$60,128	$47,420	$12,708	27%

Semiconductor market	$34,997	$29,756	$5,241	18%
Non-semiconductor market	25,131	17,664	7,467	42%
	$60,128	$47,420	$12,708	27%

Total consolidated net revenues for the three months ended September 30, 2018 were $20.2 million compared to $17.4 million for the same period in 2017. Total consolidated net revenues for the nine months ended September 30, 2018 were $60.1 million compared to $47.4 million for the same period in 2017. During the three months ended September 30, 2018 and 2017, the net revenues of our Thermal segment included $6.8 million and $4.9 million of net revenues attributable to Ambrell, respectively. During the nine months ended September 30, 2018 and 2017, the net revenues of our Thermal segment included $19.5 million and $6.9 million of net revenues attributable to Ambrell, respectively. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our consolidated net revenues for the three and nine months ended September 30, 2018 would have increased $915,000, or 7%, and $155,000, or 0%, respectively, as compared to the same periods in 2017. These increases primarily reflect the aforementioned increased demand experienced by our Thermal segment from customers in the semiconductor and industrial markets, which was partially offset by a reduction in orders from this segment’s customers in the telecommunications market, along with weaker demand experienced by our EMS segment from certain of its customers.

When adjusted to eliminate the net revenues attributable to Ambrell, net revenues from customers in non-semiconductor markets for the three and nine months ended September 30, 2018 were $4.0 million, or 30%, and $10.6 million, or 26%, of total consolidated net revenues, respectively. These amounts compare to $3.4 million, or 27%, and $10.9 million, or 27%, of total consolidated net revenues for the same periods in 2017, respectively.

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

We sell most of our thermal test and semiconductor production test products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we now also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market (primarily end user sales) and to semiconductor equipment manufacturers (OEM sales). The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the nine months ended September 30, 2018 and 2017, our OEM sales as a percentage of net revenues were 14% and 9%, respectively. The significant increase in OEM sales was attributable to the acquisition of Ambrell. Excluding Ambrell’s sales, our OEM sales as a percentage of net revenues for the nine months ended September 30, 2018 and 2017 were 4% and 7%, respectively.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Revenues. Net revenues were $20.2 million for the three months ended September 30, 2018 compared to $17.4 million for the same period in 2017, an increase of $2.8 million, or 16%. We believe the increase in our net revenues during the third quarter of 2018 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 50% of net revenues for the three months ended September 30, 2018 compared to 51% of net revenues for the same period in 2017. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in both our component material costs and our fixed operating costs. The increase in component material costs reflects changes in product and customer mix. The increase in our fixed operating costs of $306,000 primarily reflects higher salary and benefits expense for our Thermal segment as a result of increased production activity.

Selling Expense. Selling expense was $2.3 million in each of the three months ended September 30, 2018 and 2017. Increases in warranty and commission expense, primarily as a result of the higher level of net revenues, were offset by a reduction in salary and benefits expense in our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $1.2 million for the three months ended September 30, 2018 compared to $1.1 million for the same period in 2017, an increase of $68,000, or 6%. The increase primarily reflects increased spending on salary and benefits expense, travel and materials used in new product development during the three months ended September 30, 2018 as compared to the same period in 2017.

General and Administrative Expense. General and administrative expense was $3.3 million for the three months ended September 30, 2018 compared to $3.1 million for the same period in 2017, an increase of $175,000, or 6%. The increase primarily reflects an increase in accruals for profit-based bonuses, higher levels of salary and benefits expense, as a result of additional corporate staff, and higher fees paid to third party professionals who assist us in a variety of compliance related matters. To a lesser extent, there was also an increase in stock-based compensation expense. These increases were partially offset by a reduction in amortization expense for acquisition related intangible assets.

Contingent Consideration Liability Adjustment. During the three months ended September 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $3.1 million. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The increase in the fair value is primarily a result of an increase in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2018, driven by higher than previously projected net revenues achieved in the third quarter of 2018.

Income Tax Expense. For the three months ended September 30, 2018, we recorded income tax expense of $728,000 compared to $823,000 for the same period in 2017. Our effective tax rate was 449% for the three months ended September 30, 2018 compared to 29% for the same period in 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The significant increase in our effective tax rate primarily reflects the aforementioned increase of $3.1 million in our liability for contingent consideration, which is not deductible for tax purposes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Revenues. Net revenues were $60.1 million for the nine months ended September 30, 2018 compared to $47.4 million for the same period in 2017, an increase of $12.7 million, or 27%. Our net revenues for the nine months ended September 30, 2018 included $19.5 million of net revenues attributable to Ambrell compared to $6.9 million for the same period in 2017. When adjusted to eliminate the impact of Ambrell, our net revenues during the nine months ended September 30, 2018 were essentially unchanged from the same period in 2017, primarily reflecting the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 51% of net revenues for the nine months ended September 30, 2018 compared to 53% of net revenues for the same period in 2017. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Our fixed operating costs increased $2.3 million, of which $1.9 million represents the increase in fixed operating costs attributable to Ambrell as a result of having a full nine months of costs for Ambrell in 2018. The remaining increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of increased production activity.

Selling Expense. Selling expense was $7.3 million for the nine months ended September 30, 2018 compared to $5.9 million for the same period in 2017, an increase of $1.4 million, or 25%. There was a $1.7 million increase in expense attributable to Ambrell as a result of having a full nine months of costs for Ambrell in 2018. This increase was partially offset by a decrease in commission expense, primarily reflecting changes in customer mix and a reduction in travel expenditures.

Engineering and Product Development Expense. Engineering and product development expense was $3.7 million for the nine months ended September 30, 2018 compared to $3.1 million for the same period in 2017, an increase of $677,000, or 22%. Of the $677,000 increase in our engineering and product development expense, $604,000 represents the increase in expense attributable to Ambrell as a result of having a full nine months of costs for Ambrell in 2018. The remaining increase primarily reflects increased spending on legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $9.6 million for the nine months ended September 30, 2018 compared to $8.4 million for the same period in 2017, an increase of $1.2 million, or 15%. Our expense for the nine months ended September 30, 2017 included $880,000 of transaction costs related to the acquisition of Ambrell. When adjusted to eliminate the impact of these costs, our general and administrative expense would have increased $2.1 million for the nine months ended September 30, 2018 as compared to the same period in 2017. Of the $2.1 million increase in our general and administrative expense, $1.0 million represents the increase in expense attributable to Ambrell as a result of having a full nine months of costs for Ambrell in 2018. The remaining increase primarily reflects a higher level of fees paid to third party professionals who assist us in a variety of compliance related matters, and, to a lesser extent, an increase in stock-based compensation expense and profit-based bonuses.

Contingent Consideration Liability Adjustment. During the nine months ended September 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $4.1 million. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The increase in the fair value is primarily a result of an increase in the projected adjusted EBITDA of Ambrell for the year ending December 31, 2018, driven by the aforementioned higher than previously projected net revenues achieved in the third quarter of 2018.

Income Tax Expense. For the nine months ended September 30, 2018, we recorded income tax expense of $1.7 million compared to $2.8 million for the same period in 2017. Our effective tax rate was 31% for the nine months ended September 30, 2018 compared to 34% for the same period in 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The decrease in our effective tax rate reflects recording a reversal of $476,000 of transition tax payable during the nine months ended September 30, 2018. We had recorded this amount as a provisional amount during the fourth quarter of 2017 relating to the impact of the Tax Act, as more fully discussed in Note 11 to our consolidated financial statements in our 2017 Form 10-K. We have determined that we do not owe this amount, and, accordingly, have reversed this accrual. The effect of this reversal on our effective tax rate was partially offset by the tax impact of the aforementioned recording of a $4.1 million increase in our liability for contingent consideration, which is not deductible for tax purposes.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$14,202	$13,290
Working capital	$13,873	$16,580

As of September 30, 2018, $3.5 million of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the 2018 earnout payable and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the nine months ended September 30, 2018 was $7.2 million. During the nine months ended September 30, 2018, we recorded net earnings of $3.8 million which included the impact of a $4.1 million increase in the fair value of the earnout payable which is a result of our acquisition of Ambrell in May 2017 as discussed further in Notes 3 and 4 to our consolidated financial statements. During the nine months ended September 30, 2018, we also recorded non-cash charges of $1.4 million for depreciation and amortization and $472,000 for amortization of deferred compensation expense related to stock-based awards. During the nine months ended September 30, 2018, inventories and accounts payable increased $2.3 million and $995,000, respectively, reflecting increased business activity. Accounts receivable declined $896,000 during the first nine months of 2018 primarily reflecting improved collection activity for certain of our operations.

Investing Activities. During the nine months ended September 30, 2018, purchases of property and equipment were $2.1 million, primarily reflecting leasehold improvements for the new facility for Ambrell in Rochester, New York, which we took occupancy of in May 2018. We have no other significant commitments for capital expenditures for the balance of 2018; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities (and the related earnout payable) and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2018, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2017 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

inTEST Corporation

Date:	November 13, 2018	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	November 13, 2018	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer