Form 10-K
period 2018-12-31
INTEST CORP
filed 2019-03-26
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), was: $73,323,770.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2019, was 10,570,258.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K (“Report”)), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, that are based on management’s current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," "plans," “projects,” “forecasts,” “outlook” or "anticipates" or similar terminology, and include, but are not limited to, statements made in this Report regarding:

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

●	indications of a change in the market cycles in the semiconductor and ATE markets or other markets we serve;
●	developments and trends in the semiconductor and ATE markets, including changes in the demand for semiconductors;
●	competitive pricing pressures;
●	the development of new products and technologies by us or our competitors;
●	effects of exchange rate fluctuations;
●	general economic conditions both domestically and globally;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of materials used to manufacture our products, including increases in raw material and fabrication costs associated with our products;
●	the availability of and retention of key personnel;
●	net revenues generated by foreign subsidiaries;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations; and
●	other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. We discuss many of these risks and uncertainties under Item 1A "Risk Factors," below, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

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

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product or through third party distributors. Our largest customers include Aixtron SE, Analog Devices, Inc., Foxconn Optical Interconnect Technologies, Inc., GT Advanced Technologies Incorporated, Hakuto Co. Ltd., LPE S.p.A., NXP Semiconductors N.V., Raytheon Company, Rosendahl Nextrom GmbH, and Texas Instruments Incorporated.

The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. We have two reportable segments, which are also our reporting units, Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS").

On May 24, 2017, we completed the acquisition of Ambrell Corporation (“Ambrell”) for $22.0 million in cash paid at the closing. Subsequent to the closing, we paid an additional $18.0 million in earnouts based on the 2017 and 2018 adjusted EBITDA of Ambrell, as discussed further in Note 3 to our consolidated financial statements included in Item 8 of this Report on Form 10-K. The acquisition was completed by acquiring all of the outstanding capital stock of Ambrell. Ambrell is a manufacturer of precision induction heating systems which are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. Ambrell's operations are included in our Thermal segment. Ambrell manufactures its products in the U.S. and conducts marketing and support activities from its facilities in the U.S., the Netherlands and the U.K.

MARKETS

Overview

Our business is grounded in the ATE market, which provides automated test equipment to the semiconductor market. While the ATE market remains a key driver in our business, we have taken actions over the last ten years to diversify our served markets to address the thermal test requirements of several other markets outside the semiconductor market as well as certain thermal process industrial requirements. The markets we have targeted outside the semiconductor market include the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. Prior to the acquisition of Ambrell in May 2017, we offered only highly specialized engineering solutions used for testing applications in the markets outside the semiconductor market, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets, but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market, which is a non-semiconductor market, but since 2018 has also had significant sales into the semiconductor market. Overall, however, the acquisition of Ambrell has reduced our dependence on customers in the semiconductor market. We expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets. During 2018 and 2017, our net revenues in markets outside the semiconductor market were $33.2 million (including $19.1 million of net revenues attributable to Ambrell) and $29.0 million (including $13.2 million of net revenues attributable to Ambrell), respectively, and represented 42% and 44%, respectively, of our total net revenues. In the five years prior to the acquisition of Ambrell, our net revenues from sales in markets outside the semiconductor market ranged from 18% to 30%.

The level of our net revenues in the various markets we serve outside the semiconductor market varies significantly from market to market. During 2018 and 2017, our net revenues from the industrial market represented 27% and 21%, respectively, of our total net revenues, while our net revenues from the telecommunications market represented 7% and 15%, respectively of our total net revenues for both years and our net revenues from the defense/aerospace market represented 6% and 5%, respectively, of our total net revenues. The level of our net revenues in these non-semiconductor markets has varied significantly in the past and we expect will vary significantly in the future as we build our presence in these markets and establish new markets for our products. One of our goals is to further expand our sales in these markets outside the semiconductor market; however, due to the highly specialized nature of many of our product offerings in these non-semiconductor markets, we do not expect broad market penetration in many of these markets and therefore, do not anticipate developing meaningful market shares in most of these non-semiconductor markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance.

Outside of the semiconductor market, we have developed a meaningful market share in two markets: the optical transceiver market (which is a subset of the broad telecommunications market) and the induction heating market for systems with 500KW or less of power. In contrast to the semiconductor or ATE markets where we serve a broad range of customers and where our business trends follow the overall market trends within the semiconductor or ATE markets, in the optical transceiver submarket and the industrial markets where induction heating products are used, we only serve a limited number of market participants, which represent only a portion of these markets and, therefore, market trends in these areas do not have as material an impact on our financial results. The following discussion of our markets is limited to the ATE and semiconductor markets, which currently represent the majority of our net revenues.

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

IC Test Process

Semiconductor manufacturers typically produce ICs in multiples of several hundred or more on a silicon wafer which is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs for later connection to other electrical components. In most cases, the ICs are then encapsulated in a plastic, ceramic or other protective housing. These process steps are called "packaging."

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

Testers range in price from approximately $100,000 to over $2.0 million each, depending primarily on the complexity of the IC to be tested. Probers and handlers range in price from approximately $50,000 to $500,000 each. A typical test floor of a large semiconductor manufacturer may have 100 test heads and 100 probers or 250 handlers supplied by various vendors for use at any one time. While larger global semiconductor manufacturers typically purchase ATE to test the ICs they manufacture, there are a growing number of semiconductor manufacturers who outsource IC testing to third-party foundries, test and assembly providers.

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

Temperature-Controlled Testing. Our Thermostream(R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, printed circuit boards and sub-assemblies. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our acquisitions of Sigma Systems Corporation ("Sigma"), in October 2008, and Thermonics, Inc. ("Thermonics"), in January 2012, significantly increased our product offerings in the area of temperature-controlled testing and enabled us to begin serving customers in other markets outside the ATE market. Sigma's thermal platforms and temperature chambers can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics' products provide a range of precision temperature forcing systems and have been melded into Temptronic's ATS ThermoStream product line. The Thermonics brand is now used to market a family of process chillers for test and industrial applications.

Induction Heating. Our acquisition of Ambrell added induction heating capabilities to our product offerings, which can be used by customers in process applications where precision controlled heating is needed.  Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies.  Applications for our EKOHEAT(R) or EASYHEATTM induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting and testing.

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals. This results in increased accuracy of the test data and may thus enable improved test yields. We believe that these characteristics will gain even more significance as testing becomes even more demanding.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2018, we had domestic manufacturing facilities in California, Massachusetts, New Jersey and New York and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

We remain committed to our goals of being recognized in our markets as the designer and manufacturer of the highest quality and most cost-effective products and becoming the key supplier of all of our customers' product needs. Our strategies to achieve these goals include the following:

Pursuing Synergistic Acquisitions. A key element of our growth strategy has been to acquire businesses, technologies or products that are complementary to our current product offerings. Since our initial public offering, we have acquired several businesses which have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. In particular, the acquisitions of Temptronic in 2000, Sigma in 2008, Thermonics in 2012 and Ambrell in 2017 have provided access to markets that are less sensitive to cyclicality than the semiconductor market. We seek to make acquisitions that will further expand our product lines as well as increase our exposure to markets outside of the semiconductor market.

Pursuing Revenue Growth Opportunities Outside the Semiconductor ATE Market. Another element of our growth strategy is to pursue revenue growth opportunities in markets we have not traditionally served, such as the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. We believe that we may be able to reduce some of the cyclicality that we have historically experienced by further diversifying our revenue streams outside the semiconductor ATE market. We see the most potential for this within our Thermal segment. During 2018 and 2017, approximately $33.2 million (including $19.1 million of net revenues attributable to Ambrell), or 42%, and $29.0 million (including $13.2 million of net revenues attributable to Ambrell), or 44%, respectively, of our total net revenues were derived from markets outside semiconductor, as noted above. These revenues were all generated by our Thermal segment. We cannot determine at this time whether we will be successful in building our sales in these non-traditional markets or what the growth rate of our sales in these markets will be in future periods.

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

OUR SEGMENTS

We have two product segments, Thermal and Electromechanical Semiconductor ("EMS"), which are also our reporting units. Our Thermal segment consists of (i) inTEST Thermal Solutions (“iTS”) which manufactures and sells products under the Temptronic, Sigma and Thermonics brand names, and (ii) Ambrell. iTS has operations in Massachusetts, Germany and Singapore. Ambrell has operations in New York, the Netherlands and the U.K. Customers use the thermal solutions produced by iTS for product development, characterization and production test applications. Ambrell provides customers with induction heating system solutions for conditioning, joining, and forming conductive materials in the manufacturing process. Our Thermal segment provides these solutions across an array of industries including automotive, consumer electronics, defense/aerospace, energy, industrial, semiconductor and telecommunications markets.

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

Thermonics(R) Products: Our Thermonics temperature conditioning products provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, defense/aerospace and semiconductor markets. Prices range from $20,000 to greater than $200,000.

EKOHEAT(R) Products: Our EKOHEAT(R) induction heating systems with power ratings from 10KW to 500KW are manufactured by Ambrell and are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. Prices range from $25,000 to $250,000.

EASYHEAT™ Products: Our compact EASYHEATTM induction heating systems with power ratings from 1KW to 10KW are manufactured by Ambrell are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. Prices range from $5,000 to $25,000.

Applications for both EKOHEAT(R) and EASYHEATTM products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, soldering and testing.

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

We market our EASYHEATTM and EKOHEAT(R) precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries including automotive, aerospace and semiconductor and are sold globally through a combination of regional sales and strategic account managers and independent distributors. In North America and Europe, direct regional sales managers provide sales coverage augmented by distributors in Mexico and several European countries. Our strategic account managers cover targeted segments and create and manage relationships with key management personnel. In Asia, distributors have responsibility for sales and service of our products.

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

CUSTOMERS

We market all of our products to end users, which include semiconductor manufacturers and third-party foundries, test and assembly providers, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing or process/manufacturing applications, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the years ended December 31, 2018 and 2017, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2017, Hakuto Co. Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal segment. Our ten largest customers accounted for approximately 40% and 46% of our consolidated net revenues in 2018 and 2017, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Our largest customers in 2018 include:

Semiconductor Manufacturers	Other
Aixtron SE	Foxconn Optical Interconnect Technologies, Inc.
Analog Devices, Inc.	GT Advanced Technologies Incorporated
NXP Semiconductors N.V.	Hakuto Co. Ltd.
Texas Instruments Incorporated	LPE S.p.A
Raytheon Company
Rosendahl Nextrom GmbH

MANUFACTURING AND SUPPLY

As of December 31, 2018, our principal manufacturing operations consisted of assembly and testing at our facilities in California, Massachusetts, New Jersey and New York. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are all widely available. We purchase substantially all of our components from multiple suppliers. We purchase certain raw materials and components from single suppliers, however, we believe that all materials and components are available in adequate amounts from other sources, although from time to time, certain components may be in short supply because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements.

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

Our Massachusetts facility is ISO 9001:2015 certified. Our New York facility is ISO 9001:2015 certified. Our New Jersey and California facilities manufacture products only for the semiconductor industry where ISO certification is not required. However, these locations do employ the practices embodied in the ISO 9001:2008.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered, and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2018, we employed a total of 41 engineers, who were engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $4.9 million in 2018 and $4.3 million in 2017 on engineering and product development. Our expenses in 2018 and 2017 include $1.2 million and $650,000, respectively, attributable to Ambrell, which we acquired in May 2017.

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

As of December 31, 2018, we held 71 active U.S. patents and had 6 pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2019 and extending through 2036. During 2018, 2 U.S. patents were issued and we had 10 U.S. patents expire. We do not believe that the upcoming expiration of certain of our patents in 2019 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

While we believe that our patents and other proprietary rights are important to our business, we also believe that, due to the rapid pace of technological change in the markets we serve, the successful manufacture and sale of our products also depends upon our engineering, manufacturing, marketing and servicing skills. In the absence of patent protection, we would be vulnerable to competitors who attempt to copy or imitate our products or processes. We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. For additional information regarding risks related to our intellectual property, see the "Risk Factors" section of this Report.

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

Our competitors include independent manufacturers, ATE manufacturers and, to a lesser extent, semiconductor manufacturers' in-house ATE interface groups. Competitive factors in the markets we serve include price, functionality, timely product delivery, customer service, applications support, product performance and reliability. We believe that our long-term relationships with our customers in the various markets we support, and our commitment to, and reputation for, providing high quality products, are important elements in our ability to compete effectively in all of our markets.

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

BACKLOG

At December 31, 2018, our backlog of unfilled orders for all products was approximately $13.4 million compared with approximately $13.7 million at December 31, 2017. At December 31, 2018 and 2017, our backlog included $5.3 million and $5.5 million, respectively, attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2019. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2018, we had 209 full time employees, including 109 in manufacturing operations, 64 in customer support/operations and 36 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

ADDITIONAL INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports that are filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge through our website (www.intest.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also routinely post press releases, presentations, webcasts and other information regarding the Company on our website. The information posted to our website is not part of this Report.

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

If any of the events described above occur, our earnings could be reduced. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, we would dilute our existing stockholders' interests and our earnings per share may decrease. If we issue or incur debt in connection with any future acquisitions, lenders may require that we pledge our assets to secure repayment of such debt and impose covenants on us which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

We may attempt to acquire a substantial business that would require us to issue or incur significant debt from third-parties. If we are unable to secure sufficient financing at terms that are acceptable to us, we may not be able to close the proposed acquisition. Additionally, should we incur significant debt, we may not be able to achieve compliance with all covenants related to the debt depending on our financial results in future periods.

In connection with our acquisition strategy, we are pursuing potential acquisition opportunities that may be significant in size compared to us, which could require us to obtain significant third-party financing to close the proposed transaction. We may encounter difficulties in securing necessary financing at terms that would be acceptable to us and may not be able to close on the proposed acquisition. In addition, should we incur significant third-party debt, our future financial results may be negatively impacted by external factors, such as an economic recession, which may impact our ability to achieve compliance with any covenants related to the debt as well as make the required payments under the terms of the indebtedness.

We may acquire businesses in the future and utilize an earnout structure as we have done on prior transactions we have closed. In connection with the earnout, we may be required to accrue significant increases or decreases to the contingent consideration liability we would establish. These adjustments to the contingent consideration liability could cause our results of operations to have increased variability, which may negatively impact our stock’s trading price.

We may utilize an earnout structure on future acquisitions. We are required to estimate the fair value of the contingent consideration associated with any earnout on a quarterly basis and record an adjustment to the contingent consideration liability in our results of operations for the period concerned. The contingent consideration adjustment we record quarterly may cause increased variability in our future results of operations, which may cause fluctuations in our stock price.

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

Since 2009, we have sold our thermal products in markets outside of the semiconductor market, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. During 2018 and 2017, our sales to these non-semiconductor markets were $33.2 million (including $19.1 million of net revenues attributable to Ambrell) and $29.0 million (including $13.2 million of net revenues attributable to Ambrell), respectively, and represented 42% and 44% of our consolidated net revenues, respectively. Prior to our acquisition of Ambrell, we offered only highly specialized engineering solutions in these markets outside the semiconductor market, the demand for which is limited and which we expect may vary significantly from period to period. Our goal is to increase our sales into these and other non-semiconductor markets; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these non-semiconductor markets, we do not expect broad market penetration in many of these markets. If we are unable to expand our sales in non-semiconductor markets, our net revenues and results of operations will remain substantially dependent upon the cycles of the semiconductor and ATE markets.

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality and seasonality of the semiconductor and ATE markets, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. Some of the changes in customer buying patterns that have impacted us in the past, and may continue to do so in the future, have included customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity and may result in increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower unit costs.) We have also experienced customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors. We believe some of the changes in customer buying patterns are the result of changes within the ATE market over the last several years, including, for example, changing product requirements and longer time periods between new product offerings by OEMs. Such shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, operating results could suffer dramatically.

During the years ended December 31, 2018 and 2017, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2017, Hakuto Co. Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal segment. Our ten largest customers accounted for approximately 40% and 46% of our consolidated net revenues in 2018 and 2017, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Our operating results often change significantly from quarter to quarter and may cause fluctuations in our stock price.

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to these changing cycles of demand, other factors that have caused our quarterly operating results to fluctuate in the past, and that may cause fluctuations and losses in the future, include:

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

We have operated internationally for many years and expect to expand our international operations as necessary to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 16% and 17% of consolidated net revenues in 2018 and 2017, respectively. Net revenues from foreign customers totaled $53.0 million, or 68% of consolidated net revenues in 2018, and $46.6 million, or 70% of consolidated net revenues in 2017. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

●	the implementation of trade tariffs by the U.S. and other countries that would impact our products;
●	political and economic instability in foreign countries;
●	the imposition of financial and operational controls and regulatory restrictions by foreign governments;
●	the need to comply with a wide variety of U.S. and foreign import and export laws;
●

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

●	trade restrictions;
●	changes in taxes;
●	longer payment cycles;
●	fluctuations in currency exchange rates; and
●	the greater difficulty of administering business abroad.

A significant portion of our cash position is maintained overseas and we may not be able to repatriate cash from overseas when necessary which could have an adverse effect on our financial condition.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2018, $3.9 million, or 22%, of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

At December 31, 2018, we leased 8 facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2018:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	August 2021	52,700	Corporate headquarters and Thermal segment operations (principal facility for iTS)
Mt. Laurel, NJ	April 2021	54,897	Principal executive offices and EMS segment operations
Fremont, CA	October 2020	15,746	EMS segment operations
Rochester, NY	April 2028	79,150	Thermal segment operations (principal facility for Ambrell)

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

* * * * * * * * * * * * * * * * * * * * * * * *

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." On March 15, 2019, the closing price for our common stock as reported on the NYSE American was $7.50. As of March 15, 2019, we had 10,570,258 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2018 or 2017. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

On October 27, 2015, our Board of Directors authorized the repurchase, from time to time, of up to $5.0 million of our common stock on the open market, in compliance with Rule 10b-18 under the Exchange Act, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. As of December 31, 2018, all of the Company’s 10b5-1 Plans entered into in connection with the 2015 Repurchase Plan had expired.

There were no shares of our common stock repurchased by us or on our behalf during 2018. During 2017, we repurchased 13,883 shares under the 2015 Repurchase Plan at a cost of $62,000. As of December 31, 2018, we had repurchased a total of 297,020 shares at a cost of $1.2 million under the 2015 Repurchase Plan. All of the repurchased shares were retired.

Item 6.   SELECTED FINANCIAL DATA

The following table contains certain selected consolidated financial data of inTEST and is qualified by the more detailed Consolidated Financial Statements and Notes thereto included elsewhere in this Report and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included in this Annual Report on Form 10-K. On May 24, 2017, we completed the acquisition of Ambrell. This acquisition is discussed in further detail in Note 3 to our Consolidated Financial Statements, including a discussion of the adjustments to our liability for contingent consideration in 2018 and 2017 which are detailed below.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Net revenues	$78,563	$66,801	$40,227	$38,889	$41,796
Gross margin	39,401	34,690	20,378	18,698	20,462
Adjustment to contingent consideration liability	6,901	6,976	-	-	-
Operating income	5,180	3,611	4,146	2,562	4,916
Net earnings	3,037	975	2,658	1,861	3,439
Net earnings per common share:
Basic	$0.29	$0.09	$0.26	$0.18	$0.33
Diluted	$0.29	$0.09	$0.26	$0.18	$0.33
Weighted average common shares outstanding:
Basic	10,348	10,285	10,314	10,473	10,432
Diluted	10,382	10,339	10,333	10,494	10,466

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,861	$13,290	$28,611	$25,710	$23,126
Working capital	14,203	16,580	32,950	30,205	28,032
Total assets	67,187	62,493	42,844	39,984	38,738
Long-term obligations	2,889	8,786	-	-	-
Total stockholders' equity	42,880	39,288	37,788	35,925	34,368

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products. As further discussed below, on May 24, 2017, we acquired Ambrell, which has historically sold its products almost exclusively to customers in the industrial market, which is a non-semiconductor market. The acquisition of Ambrell has reduced our dependence on customers in the semiconductor market and increased our orders and net revenues from markets outside the semiconductor market. We expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets.

In the past, the semiconductor market has been highly cyclical with recurring periods of oversupply, which often have a severe impact on the semiconductor market's demand for ATE, including the products we manufacture. This cyclicality can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Semiconductor and ATE market cycles are difficult to predict and because the market cycles are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in our market, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

In addition to being cyclical, the ATE market has also developed a seasonal pattern, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weakened demand. We believe this change has been driven by the strong demand for consumer products containing semiconductor content sold during the year-end holiday shopping season.

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

Acquisition

As previously mentioned, on May 24, 2017, we completed the acquisition of Ambrell by acquiring all of its outstanding capital stock. Ambrell is a manufacturer of precision induction heating systems used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials, in order to transform raw materials into finished parts. The Ambrell acquisition complements our current thermal technologies and broadens our diverse customer base, allowing expansion within many non-semiconductor related markets, such as consumer product packaging, fiber-optics, automotive and other markets. This acquisition has been accounted for as a business combination using purchase accounting. The purchase price for Ambrell was $22 million in cash paid at closing, subject to a customary post-closing working capital adjustment, and additional contingent consideration of up to $18 million in the form of earnouts paid based upon a multiple of adjusted EBITDA for 2017 and 2018. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22 million paid at closing; this amount was $5.8 million and was paid in April 2018. The second earnout, which we expect to pay in April 2019, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22 million paid at closing and $5.8 million earnout paid with respect to 2017. As of December 31, 2018, we had accrued $12.2 million in earnout payable based on Ambrell’s actual adjusted EBITDA for 2018. For further discussion of the acquisition, see Notes 3 and 4 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by product segment and market (in thousands).

	Years Ended December 31,		Change
	2018	2017	$	%
Orders:
Thermal	$55,110	$43,953	$11,157	25%
EMS	23,124	25,058	(1,934)	(8)%
	$78,234	$69,011	$9,223	13%

Semiconductor market	$45,954	$39,214	$6,740	17%
Non-semiconductor market	32,280	29,797	2,483	8%
	$78,234	$69,011	$9,223	13%

Total consolidated orders for the year ended December 31, 2018 were $78.2 million compared to $69.0 million for the same period in 2017. During the year ended December 31, 2018, we recorded $26.3 million in orders attributable to Ambrell, of which $18.1 million were attributable to the industrial market, which is a non-semiconductor market. During the year ended December 31, 2017, we recorded $14.9 million in orders attributable to Ambrell, of which $13.8 million were attributable to the industrial market, which is a non-semiconductor market. When adjusted to eliminate the impact of orders attributable to Ambrell, our consolidated orders for the year ended December 31, 2018 would have been $51.9 million and would have decreased $2.2 million, or 4%, as compared to the same period in 2017. The decrease primarily reflects lower levels of demand experienced by our EMS segment from its customers within the ATE market.

When adjusted to eliminate the orders attributable to Ambrell, orders from customers in non-semiconductor markets for the year ended December 31, 2018 were $14.2 million, or 27% of total consolidated orders, compared to $16.0 million, or 30% of total consolidated orders for the same period in 2017. The reduction in demand was primarily from certain customers in the telecommunications market, which was partially offset by an increase from customers in the industrial market. The level of our orders in these non-semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At December 31, 2018, our backlog of unfilled orders for all products was approximately $13.4 million compared with approximately $13.7 million at December 31, 2017. At December 31, 2018 and 2017, our backlog included $5.3 million and $5.5 million, respectively, attributable to Ambrell. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2019. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by product segment and market (in thousands).

	Years Ended December 31,		Change
	2018	2017	$	%
Net revenues:
Thermal	$55,994	$42,233	$13,761	33%
EMS	22,569	24,568	(1,999)	(8)%
	$78,563	$66,801	$11,762	18%

Semiconductor market	$45,378	$37,763	$7,615	20%
Non-semiconductor market	33,185	29,038	4,147	14%
	$78,563	$66,801	$11,762	18%

Total consolidated net revenues for the year ended December 31, 2018 were $78.6 million compared to $66.8 million for the same period in 2017. During the year ended December 31, 2018, we recorded $26.4 million in net revenues attributable to Ambrell, of which $19.1 million were attributable to the industrial market, which is a non-semiconductor market. During the year ended December 31, 2017, we recorded $13.6 million in net revenues attributable to Ambrell, of which $13.2 million were attributable to the industrial market, which is a non-semiconductor market. When adjusted to eliminate the impact of the net revenues attributable to Ambrell, our net revenues for the year ended December 31, 2018, would have been $52.1 million and would have decreased $1.1 million or 2% as compared to the same period in 2017. The decrease in net revenues primarily reflects the aforementioned reduction in demand experienced by our EMS segment from its customers in the ATE market.

When adjusted to eliminate the net revenues attributable to Ambrell, net revenues from customers in non-semiconductor markets for the year ended December 31, 2018 were $14.0 million, or 27% of total consolidated net revenues, compared to $15.8 million, or 30% of total consolidated net revenues for the same period in 2017. The decrease in net revenues was primarily from customers in the telecommunications markets which was partially offset by increases from customers in the defense/aerospace and industrial markets. The level of our net revenues in these non-semiconductor markets has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

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

We sell most of our products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales) who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we now also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the years ended December 31, 2018 and 2017, our OEM sales as a percentage of net revenues were 13% and 9%, respectively.

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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenues. Net revenues were $78.6 million for the year ended December 31, 2018 compared to $66.8 million for the same period in 2017, an increase of $11.8 million or 18%. For the years ended December 31, 2018 and 2017, our net revenues included $26.4 million and $13.6 million, respectively, of net revenues attributable to the aforementioned acquisition of Ambrell on May 24, 2017. When adjusted to eliminate the impact of the acquisition of Ambrell, our net revenues for the year ended December 31, 2018 would have decreased $1.1 million or 2% as compared to the same period in 2017. We believe this decrease reflects the factors previously discussed in the Overview.

Gross Margin. Gross margin was 50% for the year ended December 31, 2018 compared to 52% for the same period in 2017. Our fixed operating costs increased $2.4 million in 2018 as compared to 2017. When adjusted to eliminate the impact of the costs attributable to Ambrell in both 2018 and 2017, our fixed operating costs would have increased $457,000 for the year ended December 31, 2018 as compared to the same period in 2017. The $457,000 increase in our fixed operating costs primarily reflects higher salary and benefits expense for our Thermal segment as a result of increased production activity.

Selling Expense. Selling expense was $9.6 million for the year ended December 31, 2018 compared to $8.1 million for the same period in 2017, an increase of $1.5 million or 19%. When adjusted to eliminate the impact of the costs attributable to Ambrell in both 2018 and 2017, our selling expense would have decreased $226,000 for the year ended December 31, 2018 as compared to the same period in 2017. The $226,000 decrease primarily reflects lower levels of salary and benefits expense for our Thermal segment, a reduction in commission expense, reflecting changes in product mix as well as the lower net revenues of our EMS segment, and a decrease in travel costs for our Thermal segment. These decreases were partially offset by an increase in warranty expense for our Thermal segment.

Engineering and Product Development Expense. Engineering and product development expense was $4.9 million for the year ended December 31, 2018 compared to $4.3 million for the same period in 2017, an increase of $607,000, or 14%. When adjusted to eliminate the impact of the costs attributable to Ambrell in both 2018 and 2017, our engineering and product development expense would have increased $15,000 for the year ended December 31, 2018 as compared to the same period in 2017. Increases in spending on legal matters related to our intellectual property were partially offset by decreased spending on materials used in new product development, primarily for our Thermal segment, and lower salary and benefits expense for our EMS product segment.

General and Administrative Expense. General and administrative expense was $12.8 million for the year ended December 31, 2018 compared to $11.7 million for the same period in 2017, an increase of $1.1 million, or 10%. Our expense for 2017 included $935,000 of transaction costs related to the acquisition of Ambrell. When adjusted to eliminate the impact of the acquisition costs as well as the general and administrative costs attributable to Ambrell in both 2018 and 2017, our general and administrative expense would have increased $1.1 million for the year ended December 31, 2018 as compared to the same period in 2017. This increase reflects higher levels of salary and benefits expense, as a result of increases in corporate headcount, along with increases in fees for third party professionals who assist us with a variety of compliance matters. These increases were partially offset by a reduction in bonuses for senior management.

Contingent Consideration Liability. During the years ended December 31, 2018 and 2017, we recorded increases of $6.9 million and $7.0 million, respectively, in the fair value of our liability for contingent consideration. This liability is a result of the aforementioned acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements. The increases reflect higher actual adjusted EBITDA for the years ended December 31, 2017 and 2018 as compared to the amounts projected as of the acquisition date.

Income Tax Expense. For the year ended December 31, 2018, we recorded income tax expense of $2.0 million compared to $2.9 million for the same period in 2017. Our effective tax rate was 40% for 2018 compared to 75% for 2017. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. Our effective tax rates for both 2018 and 2017 reflect the impact of the aforementioned adjustment to our liability for contingent consideration which is not deductible for tax purposes. In addition, our effective tax rates for 2018 and 2017 reflect the impact of tax legislation enacted in December 2017 which, among other things, reduced the corporate tax rate to 21% starting in 2018 and created a territorial tax system with a one-time mandatory transition tax on previously deferred earnings of foreign subsidiaries. In connection with this new tax legislation, we recorded a provisional amount during the fourth quarter of 2017 related to the transition tax. During the second quarter of 2018, as a result of the finalization of our analysis of the impact of the new tax legislation, we determined we did not owe this amount and reversed the $476,000 accrual that had been made in the fourth quarter of 2017.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$17,861	$13,290
Working capital	$14,203	$16,580

As of December 31, 2018, $3.9 million of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements, the 2018 earnout payable payment for Ambrell and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2018 was $11.0 million. During 2018, we recorded net earnings of $3.0 million which included non-cash charges of $6.9 million for an increase in the fair value of our contingent consideration liability related to the acquisition of Ambrell, $1.9 million for depreciation and amortization, $653,000 for amortization of deferred compensation expense related to stock-based awards, and $285,000 as a provision for excess and obsolete inventory. Approximately $1.0 million of our amortization expense was related to the intangible assets acquired as part of the acquisition of Ambrell in May 2017, which is discussed further in the Overview and Note 3 to our consolidated financial statements. Accounts receivable decreased $1.4 million during 2018, reflecting decreased net revenue levels for our EMS segment during the second half of 2018, while inventory increased $1.8 million, primarily reflecting increased order activity for our Thermal segment during 2018.

Investing Activities. In April 2018, we paid $5.8 million which was the final amount due for the 2017 earnout related to the acquisition of Ambrell, as discussed further in the Overview and Note 3 to our consolidated financial statements. Of this amount, $4.1 million had been accrued at the time of the acquisition as a part of the purchase price for Ambrell, and, accordingly, is included in investing activities on our consolidated statement of cash flows for the year ended December 31, 2018. The balance of the payment is included in operating activities. During 2018, purchases of property and equipment were $2.2 million, primarily reflecting the leasehold improvements for our new facility in Rochester New York, which was occupied by Ambrell in the second quarter of 2018. We have no other significant commitments for capital expenditures for 2019; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies and Estimates

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2018 and 2017, we recorded inventory obsolescence charges for excess and obsolete inventory of $285,000 and $251,000, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The test is discussed below. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At each of December 31, 2018 and 2017, goodwill was $13.7 million. We did not record any impairment charges related to our goodwill during 2018 or 2017.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. At each of December 31, 2018 and 2017, our indefinite-lived intangible assets were trademarks carried at $6.7 million. We did not record any impairment charges related to our indefinite-lived intangible assets during 2018 or 2017.

Long-lived assets, which consist of finite-lived intangible assets and property and equipment, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2018 and 2017, finite-lived intangibles and long-lived assets were $10.9 million and $10.8 million, respectively. We did not record any impairment charges related to our long-lived assets during 2018 or 2017.

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

Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell in 2018, as discussed more fully in Note 3. The fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. During the second half of 2017, we recorded a $7.0 million increase in the fair value of our contingent consideration liability. This increase primarily reflected higher actual adjusted EBITDA for the year ended December 31, 2017 as a result of significantly higher than expected levels of net revenues and EBITDA in the fourth quarter of 2017, and an increase in the projected adjusted EBITDA for the year ended December 31, 2018, also as a result of forecasts for net revenues in 2018 which exceed the amounts projected as of the acquisition date. As of December 31, 2017, the contingent consideration liability on our balance sheet for the 2018 earnout was $5.7 million. During 2018, we recorded an additional $6.9 million increase in the fair value of the contingent consideration liability. As of December 31, 2018, we transferred the contingent consideration liability to earnout payable. The earnout payable recorded at December 31, 2018 was $12.2 million which was based on the actual adjusted EBITDA for Ambrell for 2018.

Income Taxes

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2018 and 2017, we had a net deferred tax liability of $2.7 million and $2.6 million, respectively. Our deferred tax valuation allowance at December 31, 2018 and 2017 was $241,000 and $370,000, respectively.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2018 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as such an attestation is not required pursuant to rules of the SEC applicable to smaller reporting companies.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2018:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	264,400	$7.54	561,600
Equity compensation plans not approved by security holders	-	-	-
Total	264,400	$7.54	561,600

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the Amended and Restated 2014 Stock Plan.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

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

3.1	Certificate of Incorporation. (2)
3.2	Bylaws as amended and restated on April 23, 2018. (3)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (4)
10.2	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (5)
10.3	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (6)
10.4	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (7)
10.5	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (6)
10.6	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (8)
10.7	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (8)
10.8	Form of Indemnification Agreement (9)(*)
10.9	Amended and Restated inTEST Corporation 2014 Stock Plan (10)(*)
10.10	inTEST Corporation 2007 Stock Plan. (11)(*)
10.11	Form of Restricted Stock Award Agreement. (12)(*)
10.12	Form of Non-Qualified Stock Option Agreement. (12)(*)
10.13	Form of Incentive Stock Option Agreement. (12)(*)
10.14	Change of Control Agreement dated August 27, 2007 between the Company and Hugh T. Regan, Jr. (13)(*)
10.15	Change of Control Agreement dated May 5, 2008 between the Company and James Pelrin. (14)(*)
10.16	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and Hugh T. Regan, Jr. (15)(*)
10.17	Amendment to Change of Control Agreement dated December 31, 2008 between the Company and James Pelrin. (15)(*)
10.18	Compensatory Arrangements of Executive Officers and Directors. (*)(16)
14	Code of Ethics. (17)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index to Exhibits
(Continued)

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 24, 2017, File No. 001-36117, filed May 24, 2017, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-26457 filed May 2, 1997, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 2, 2017, File No. 001-36117, filed October 6, 2017, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2018, File No. 001-36117, filed July 2, 2018.
(11)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2017, File No. 001-36117, filed March 28, 2017.
(12)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2016, File No. 001-36117, filed May 13, 2016, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company's Form 10-K for the year ended December 31, 2007, File No. 000-22529, filed March 31, 2008, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2008, File No. 000-22529, filed August 14, 2008, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2009, File No. 000-22529, filed August 14, 2009, and incorporated herein by reference.
(16)	Portions of this exhibit were previously filed on the Company's Current Report on Form 8-K dated March 11, 2019, File No. 001-36117, filed March 15, 2019, and incorporated herein by reference.
(17)	Previously filed by the Company as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2016, File No. 001-36117, filed August 12, 2016, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which a director or executive officers participate.
(A)

Copies of the exhibits which were filed with the SEC are not included in this Annual Report to Stockholders but may be obtained electronically through our website at www.intest.com or through the SEC’s website at www.sec.gov.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ James Pelrin	March 26, 2019
James Pelrin
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Pelrin James Pelrin, President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2019

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2019

/s/ Robert E. Matthiessen Robert E. Matthiessen, Chairman	March 26, 2019

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 26, 2019

/s/ Joseph W. Dews IV Joseph W. Dews IV, Director	March 26, 2019

/s/ William Kraut William Kraut, Director	March 26, 2019

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive earnings, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania
March 26, 2019

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17,861	$13,290
Trade accounts receivable, net of allowance for doubtful accounts of $233 and $213, respectively	10,563	12,166
Inventories	6,520	4,966
Prepaid expenses and other current assets	677	577
Total current assets	35,621	30,999

Property and equipment:
Machinery and equipment	5,166	5,033
Leasehold improvements	2,341	822
Gross property and equipment	7,507	5,855
Less: accumulated depreciation	(4,790)	(4,314)
Net property and equipment	2,717	1,541

Goodwill	13,738	13,738
Intangible assets, net	14,911	16,014
Restricted certificates of deposit	175	175
Other assets	25	26
Total assets	$67,187	$62,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,787	$2,032
Accrued wages and benefits	2,921	2,781
Customer deposits and deferred revenue	1,258	886
Domestic and foreign income taxes payable	700	1,199
Earnout payable	12,167	5,355
Other current liabilities	2,585	2,166
Total current liabilities	21,418	14,419
Contingent liability for repayment of state and local grant funds received	200	-
Federal transition tax payable, net of current portion	-	436
Deferred tax liabilities	2,689	2,606
Contingent consideration liability, net of current portion	-	5,744
Total liabilities	24,307	23,205

Commitments and Contingencies (Notes 11 and 13)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,523,035 and 10,427,435 shares issued, respectively	105	104
Additional paid-in capital	26,513	25,860
Retained earnings	15,683	12,646
Accumulated other comprehensive earnings	783	882
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	42,880	39,288
Total liabilities and stockholders' equity	$67,187	$62,493

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2018	2017

Net revenues	$78,563	$66,801
Cost of revenues	39,162	32,111
Gross margin	39,401	34,690

Operating expenses:
Selling expense	9,611	8,108
Engineering and product development expense	4,908	4,301
General and administrative expense	12,801	11,694
Adjustment to contingent consideration liability	6,901	6,976
Total operating expenses	34,221	31,079

Operating income	5,180	3,611
Other income (expense)	(137)	227

Earnings before income tax expense	5,043	3,838
Income tax expense	2,006	2,863

Net earnings	$3,037	$975

Net earnings per common share – basic	$0.29	$0.09

Weighted average common shares outstanding – basic	10,347,947	10,284,572

Net earnings per common share – diluted	$0.29	$0.09

Weighted average common shares and common share equivalents outstanding – diluted	10,382,194	10,339,313

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2018	2017

Net earnings	$3,037	$975

Foreign currency translation adjustments	(99)	243

Comprehensive earnings	$2,938	$1,218

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2017	10,394,018	104	25,578	11,671	639	(204)	37,788

Net earnings	-	-	-	975	-	-	975
Other comprehensive earnings	-	-	-	-	243	-	243
Amortization of deferred compensation related to stock-based awards	-	-	344	-	-	-	344
Issuance of unvested shares of restricted stock	66,000	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,700)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,883)	-	(62)				(62)

Balance, December 31, 2017	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	3,037	-	-	3,037
Other comprehensive loss	-	-	-	-	(99)	-	(99)
Amortization of deferred compensation related to stock-based awards	-	-	654	-	-	-	654
Issuance of unvested shares of restricted stock	95,600	1	(1)	-	-	-	-

Balance, December 31, 2018	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,037	$975
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,871	1,779
Payment of earnout for 2017 related to Ambrell acquisition	(1,710)	-
Adjustment to earnout payable	12,645	5,355
Adjustment to contingent consideration liability	(5,744)	1,621
Provision for excess and obsolete inventory	285	251
Foreign exchange (gain) loss	165	(146)
Amortization of deferred compensation related to stock-based awards	653	344
Proceeds from sale of demonstration equipment, net of gain	186	152
Loss on disposal of property and equipment	61	-
Deferred income tax expense (benefit)	83	(1,630)
Changes in assets and liabilities:
Trade accounts receivable	1,414	(2,983)
Inventories	(1,847)	388
Prepaid expenses and other current assets	(102)	(31)
Other assets	1	2
Accounts payable	(245)	(756)
Accrued wages and benefits	143	512
Customer deposits and deferred revenue	376	55
Domestic and foreign income taxes payable	(495)	586
Other current liabilities	419	332
Contingent liability for repayment of state and local grant funds received	200	-
Federal transition tax payable	(436)	436
Net cash provided by operating activities	10,960	7,242

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	-	(21,962)
Payment of earnout for 2017 related to Ambrell acquisition	(4,123)	-
Purchase of property and equipment	(2,212)	(745)
Proceeds from sale of property and equipment	-	36
Net cash used in investing activities	(6,335)	(22,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(62)
Net cash used in financing activities	-	(62)

Effects of exchange rates on cash	(54)	170
Net cash provided by (used in) all activities	4,571	(15,321)
Cash and cash equivalents at beginning of period	13,290	28,611
Cash and cash equivalents at end of period	$17,861	$13,290
Cash payments for:
Domestic and foreign income taxes	$2,855	$3,467

Details of acquisition:
Fair value of assets acquired, net of cash		$22,652
Liabilities assumed		(8,599)
Goodwill resulting from acquisition		12,032
Contingent consideration		(4,123)
Net cash paid for acquisition		$21,962

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$788	$432
Forfeiture of unvested shares of restricted stock	-	(104)

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. We recorded bad debt expense of $20 and $68 for the years ended December 31, 2018 and 2017, respectively. Cash flows from accounts receivable are recorded in operating cash flows.

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the operating results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the consolidated statement of operations in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

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

Revenue Recognition

As discussed further under “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance” below, effective January 1, 2018, we recognize revenue in accordance with the guidance in ASC 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

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

Nature of Products and Services

We sell thermal management products and semiconductor ATE interface solutions. Our thermal management products include ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. Our semiconductor ATE interface solutions include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the ATE market, which provides automated test equipment to the semiconductor market. We also sell our thermal management products to markets outside the semiconductor market which include the automotive, defense/aerospace, industrial, telecommunications and other markets.

We lease certain of our equipment under short-term leasing agreements with original lease terms of six months or less. Our lease agreements do not contain purchase options.

Types of Contracts with Customers

Our contracts with customers are generally structured as individual purchase orders which specify the exact products or services being sold or equipment being leased along with the selling price, service fee or monthly lease amount for each individual item on the purchase order. Payment terms and any other customer-specific acceptance criteria are also specified on the purchase order. We generally do not have any customer-specific acceptance criteria, other than that the product performs within the agreed upon specifications. We test substantially all products manufactured as part of our quality assurance process to determine that they comply with specifications prior to shipment to a customer.

Contract Balances

We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for doubtful accounts, is included in current assets on our balance sheet. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Deferred revenue and customer deposits are included in current liabilities on our consolidated balance sheets.

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

Refer to Notes 6 and 17 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $285 and $251 for the years ended December 31, 2018 and 2017, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As further discussed below under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $768 and $618 for the years ended December 31, 2018 and 2017, respectively.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with Ambrell’s new facility in Rochester, New York, which we occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we expect to receive grants totaling $550 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds granted to us under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we will be required to repay a proportionate share of the funds received. As of December 31, 2018, we have received $200 in grant funds. We expect to receive the balance of the grant funds during 2019. We have recorded the amounts received under these agreements as a contingent liability on our balance sheet. As time passes, portions of the funds received will no longer be subject to repayment if we have met the employment requirements of the agreements. Amounts which we are irrevocably entitled to keep will be reclassified to deferred revenue and amortized to income on a straightline basis over the remaining lease term for the Rochester facility.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The impairment test is discussed below. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

In January 2017, the FASB issued amendments to the guidance on accounting for goodwill impairment. The amendments simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which required a hypothetical purchase price allocation. Under the amendments, a goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendments are to be applied prospectively and are effective for us as of January 1, 2020, with early application permitted beginning January 1, 2017. We implemented this guidance effective with our impairment assessment that was performed in the fourth quarter of 2018. The implementation of these amendments did not have any impact on our consolidated financial statements.

As previously mentioned, if we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a result of our qualitative assessment, we will perform a quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

Indefinite-lived intangible assets are assessed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 14.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2018.

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as the cost of materials used in product development, are expensed as incurred.

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2018 and 2017, foreign currency transaction gains (losses) were $(165) and $146, respectively.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). This legislation made significant changes in the U.S. tax laws including reducing the corporate tax rate to 21% and creating a territorial tax system with a one-time mandatory transition tax payable on previously unremitted earnings of foreign subsidiaries, among other things. See Note 12 for additional information regarding income taxes.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Years Ended December 31,
	2018	2017

Weighted average common shares outstanding–basic	10,347,947	10,284,572
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	34,247	54,741
Weighted average common shares and common share equivalents outstanding–diluted	10,382,194	10,339,313
Average number of potentially dilutive securities excluded from calculation	216,420	77,047

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In May 2017, the FASB issued amendments to the guidance on accounting for a change to the terms or conditions (modification) of a share-based payment award. The amendments provide that an entity should account for the effects of a modification unless the fair value and vesting conditions of the modified award and the classification of the modified award (equity or liability instrument) are the same as the original award immediately before the modification. The amendments were effective for us as of January 1, 2018. The amendments will be applied prospectively to an award modified on or after the adoption date. The implementation of these amendments did not have any impact on our consolidated financial statements.

In January 2017, the FASB issued amendments to the guidance on accounting for goodwill impairment. As previously discussed, the amendments simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which required a hypothetical purchase price allocation. As permitted, we applied this new guidance for our goodwill impairment assessment completed during the fourth quarter of 2018. The implementation of these amendments did not have any impact on our consolidated financial statements.

In January 2017, the FASB issued amendments to clarify the current guidance on the definition of a business. The objective of the amendments is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments were effective for us as of January 1, 2018. The implementation of these amendments did not have any impact on our consolidated financial statements. The amendments will be considered prospectively on future acquisitions.

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

In May 2014, the FASB issued new guidance on the recognition of revenue from contracts with customers. This new guidance is presented in ASC 606 and replaced most existing revenue recognition guidance in U.S. GAAP when it became effective. In August 2015, the FASB deferred the effective date of this new guidance for one additional year. As a result, this new guidance was effective for us as of January 1, 2018. As previously discussed, we implemented this new guidance on January 1, 2018 using the cumulative effect transition method. However, we did not have a cumulative adjustment to retained earnings to record as of the transition date as this new guidance did not have a significant impact on the timing or amount of revenue we recognized in any given period in comparison to the amount recognized under prior guidance.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC Topic 842 (Leases). Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance, along with certain practical expedients that may be applied. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee will be required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The amendments are effective for us as of January 1, 2019. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

We will adopt the amendments on January 1, 2019 using the cumulative effect adjustment approach. Accordingly, prior periods will not be restated. The implementation of this new guidance will have a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under current guidance, none of these leases has any related asset recorded on our balance sheets. The only related liability currently recorded on our balance sheets is the amount which represents the difference between the lease payments we have made and the straightline rent expense we have recorded in our statements of operations. At December 31, 2018, that liability was $380 and is included in Other Current Liabilities on our balance sheet. At January 1, 2019, we expect to record an increase in total assets and liabilities of approximately $4,873 as a result of the implementation of this new guidance. We do not expect that the implementation of this new guidance will have a significant impact on our pattern of expense recognition for any of our multi-year leases.

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

The acquisition of Ambrell has been accounted for as a business combination using purchase accounting and, accordingly, the results of Ambrell have been included in our consolidated results of operations from the date of acquisition. The allocation of the Ambrell purchase price was based on fair values as of May 24, 2017. The determination of fair value reflects our estimates and assumptions based on the information available as of the date the estimate is calculated.

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

As noted above, the consideration paid for the acquisition of Ambrell includes contingent consideration in the form of earnouts based on the adjusted EBITDA of Ambrell for 2017 and 2018. Adjusted EBITDA is earnings (or loss) from operations before interest expense, benefit or provision for income taxes, depreciation and amortization, and excludes other non-recurring income and expense items as defined in the stock purchase agreement for Ambrell. The first earnout paid after calendar year 2017 was completed was an amount equal to 8x Ambrell's adjusted EBITDA for 2017 minus the $22,000 paid at closing. This amount was $5,833 and was paid in April 2018. The second earnout to be paid after calendar year 2018 is completed, will be an amount equal to 8x Ambrell's adjusted EBITDA for 2018 minus the sum of the $22,000 paid at closing and $5,833, the earnout paid with respect to 2017. The 2017 and 2018 earnouts, in the aggregate, are capped at $18,000. At December 31, 2018, we have accrued $12,167 as additional acquisition consideration payable on our balance sheet representing the amount of the second earnout. To estimate the fair value of the contingent consideration, an option based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $4,123 for the 2017 and 2018 earnouts. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. Changes in the amount of the estimated fair value of the earnouts after the acquisition date were recorded as operating expenses in our statement of operations in the quarter in which they occurred.

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

For the period from May 24, 2017 to December 31, 2017, Ambrell contributed $13,562 of net revenues and had a net loss of $6,238, which includes the impact of a $6,976 increase in the amount of our contingent consideration liability from the date of acquisition through December 31, 2017. During 2018, Ambrell contributed $26,446 of net revenues and had a net loss of $5,162, which includes the impact of a $6,901 increase in the amount of our contingent consideration liability during 2018.

The following unaudited pro forma information gives effect to the acquisition of Ambrell as if the acquisition occurred on January 1, 2017. This proforma summary does not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. This proforma summary is presented for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor is it indicative of future consolidated results of operations:

Year Ended December 31, 2017
Net revenues	$74,421
Net earnings	$1,593
Diluted earnings per share	$0.15

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

Recurring Fair Value Measurements

The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Ambrell on May 24, 2017, and it represents the estimated fair value of the additional cash consideration payable that is contingent upon the achievement of certain financial results by Ambrell, as discussed more fully in Note 3. Estimating the fair value of this Level 3 instrument involves generating various scenarios for projected adjusted EBITDA over a specified time period, calculating the associated contingent consideration payments and discounting the average payments to present value. Changes in the projected adjusted EBITDA of Ambrell can result in significant fluctuations in the estimated fair value of this liability during interim periods.

During the second half of 2017, we recorded a $6,976 increase in the fair value of our contingent consideration liability. This increase primarily reflected higher actual adjusted EBITDA for the year ended December 31, 2017, as a result of significantly higher than expected levels of net revenues and EBITDA in the fourth quarter of 2017, and an increase in the projected adjusted EBITDA for the year ended December 31, 2018. At December 31, 2017, our forecasts for both 2018 net revenues and 2018 EBITDA significantly exceeded the amounts projected as of the acquisition date.

During 2018, we recorded a $6,901 increase in the fair value of our contingent consideration liability as a result of further increases in the actual adjusted EBITDA of Ambrell for the year ended December 31, 2018.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2017
Contingent consideration liability	$5,744	$-	$-	$5,744

Changes in the fair value of our Level 3 contingent consideration liability for the years ended December 31, 2018 and 2017 were as follows:

Balance – January 1, 2017	$-
Contingent consideration liability established in connection with the acquisition of Ambrell	4,123
Fair value adjustment	6,976
Transfer of contingent consideration liability to 2017 earnout payable	(5,355)

Balance – December 31, 2017	5,744
Fair value adjustment	6,901
Transfer of contingent consideration liability to 2018 earnout payable	(12,645)

Balance – December 31, 2018	$-

(5)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both December 31, 2018 and 2017 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2018 and 2017 are as follows:

Balance - January 1, 2017	$365
Acquisition of Ambrell	10,100
Amortization	(1,161)
Balance - December 31, 2017	9,304
Amortization	(1,103)
Balance - December 31, 2018	$8,201

The following tables provide further detail about our intangible assets as of December 31, 2018 and 2017:

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,717	$7,763
Technology	600	250	350
Patents	590	502	88
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,379	8,201
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,379	$14,911

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$1,828	$8,652
Technology	600	95	505
Patents	590	463	127
Software	270	250	20
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	3,276	9,304
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$3,276	$16,014

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $1,103 and $1,161, respectively, for the years ended December 31, 2018 and 2017. The following table sets forth the estimated annual amortization expense for each of the next five years:

2019	$1,257
2020	$1,233
2021	$1,227
2022	$1,167
2023	$1,067

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2018 and 2017, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC 350 using a quantitative approach. Our goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rates used in 2018 and 2017 for the discounted cash flows were 18.5% and 14.5%, respectively. The selection of these rates was based upon our analysis of market based estimates of capital costs and discount rates. The peer companies used in the market approach operate in our market segment. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2018 and 2017, we compared the fair value of our Thermal reporting unit with its carrying value. This assessment indicated no impairment existed as the fair value of the reporting unit exceeded its carrying value in both 2018 and 2017.

During the indefinite life intangible asset impairment assessment in both 2018 and 2017, we compared the fair value of our intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the intangible assets exceeded their carrying values in both 2018 and 2017.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2018 and 2017, we did not review any of our long lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(6)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Years Ended December 31,
	2018	2017
Net revenues by customer type:
End user	$68,093	$60,731
OEM/Integrator	10,470	6,070
	$78,563	$66,801
Net revenues by product type:
Thermal test	$25,289	$24,657
Induction heating	24,104	11,915
Semiconductor production test	21,445	22,952
Service/other	7,725	7,277
	$78,563	$66,801
Net revenues by market:
Semiconductor	$45,378	$37,763
Industrial	21,220	14,148
Telecommunications	5,574	10,262
Other non-semiconductor markets	6,391	4,628
	$78,563	$66,801

 Changes in the amount of the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 are as follows:

Balance - January 1, 2017	$146
Bad debt expense	68
Write-offs	(1)
Balance - December 31, 2017	213
Bad debt expense	20
Write-offs	-
Balance - December 31, 2018	$233

(7)	MAJOR CUSTOMERS

During the years ended December 31, 2018 and 2017, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2017, Hakuto Co. Ltd., one of our distributors, accounted for 11% of our consolidated net revenues. These revenues were generated by our Thermal segment. During the years ended December 31, 2018 and 2017, no other customer accounted for 10% or more of our consolidated net revenues.

(8)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2018	2017
Raw materials	$4,654	$3,424
Work in process	1,026	791
Inventory consigned to others	62	64
Finished goods	778	687
Total inventories	$6,520	$4,966

(9)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2018	2017
Accrued professional fees	$774	$717
Accrued sales commissions	703	529
Accrued rent	380	521
Accrued warranty	346	233
Other	382	166
Total other current liabilities	$2,585	$2,166

(10)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. In accordance with the terms of our lease, the letter of credit related to our facility in Mt. Laurel, New Jersey will be reduced from $125 to $90 on April 1, 2019. Our outstanding letters of credit at December 31, 2018 and 2017 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2018	Dec. 31 2017
Mt. Laurel, NJ	3/29/2010	3/31/2020	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2019	8/31/2021	50	50
				$175	$175

(11)	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2029. Total rental expense for the years ended December 31, 2018 and 2017 was $1,848 and $1,600, respectively. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, which includes any rent holiday, and record the difference between the amounts charged to operations and amounts paid as Other Current Liabilities on our balance sheet. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities require us to pay our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are not included in the minimum rental commitments disclosed below as they are based on actual charges incurred in the periods to which they apply.

The aggregate minimum rental commitments under the non-cancellable operating leases in effect at December 31, 2018 are as follows:

2019	$1,710
2020	1,612
2021	868
2022	296
2023	286
Thereafter	1,421
Total	$6.193

(12)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

As previously discussed in Note 2, on December 22, 2017 the President of the United States signed into law the Tax Act. The two principal elements of the Tax Act impacting our 2018 and 2017 consolidated statement of operations and our balance sheet as of December 31, 2018 and 2017 were the reduction in the corporate tax rate from 35% to 21% and the one-time transition tax that is imposed on the previously unremitted earnings of our foreign subsidiaries. As a result of the legislative changes enacted, we were required to revalue our deferred tax assets and liabilities to the new rate of 21% as of December 31, 2017, which resulted in our recording a current period tax benefit of $1,743 in our 2017 consolidated statement of operations and a corresponding reduction in the amount of the net deferred tax liability. Due to the complexities involved in determining the previously unremitted earnings of our foreign subsidiaries, at December 31, 2017, we recorded a provisional amount for the transition tax payable on those unremitted earnings. The provisional amount recorded, net of related foreign tax credits, was a tax of $476. During the first half of 2018 we completed the process of obtaining, preparing and analyzing the required information, including a Section 965 analysis and an earnings and profits study. As a result, we have determined that no transition tax is due, and, accordingly, during the second quarter of 2018 we reversed the $476 that had been accrued in the fourth quarter of 2017.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2018	2017
Domestic	$3,647	$2,580
Foreign	1,396	1,258
Total	$5,043	$3,838

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2018	2017
Current
Domestic – Federal	$1,352	$4,106
Domestic – state	190	175
Foreign	381	212
Total	$1,923	$4,493
Deferred
Domestic – Federal	$103	$(1,886)
Domestic – state	(20)	244
Foreign	-	12
Total	83	(1,630)
Income tax expense	$2,006	$2,863

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss (state and foreign)	$299	$444
Inventories	212	185
Accrued vacation pay and stock-based compensation	184	156
Tax credit carryforwards	81	206
Depreciation of property and equipment	-	97
Allowance for doubtful accounts	46	47
Accrued warranty	20	20
Acquisition costs	13	15
Other	18	15
Total	873	1,185
Valuation allowance	(241)	(370)
Deferred tax assets	632	815
Deferred tax liabilities:
Net intangible assets	(3,167)	(3,421)
Depreciation of property and equipment	(154)	-
Deferred tax liabilities	(3,321)	(3,421)
Net deferred tax liabilities	$(2,689)	$(2,606)

The net change in the valuation allowance for the years ended December 31, 2018 and 2017 was a decrease of $129 and an increase of $370, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2038.

An analysis of the effective tax rate for the years ended December 31, 2018 and 2017 and a reconciliation from the expected statutory rate of 21% (for 2018) and 35% (for 2017) is as follows:

	Years Ended December 31,
	2018	2017
Expected income tax provision at U.S. statutory rate	$1,059	$1,343
Increase (decrease) in tax from:
Nondeductible expenses	1,466	2,463
Domestic tax expense, net of Federal benefit	310	791
Deemed dividend from foreign subsidiaries	175	423
NOL carryforwards utilized	118	36
Foreign income tax rate differences	90	(229)
Restricted stock	67	(59)
Global intangible low taxed income	57	-
Current year tax credits (foreign and research)	(553)	(379)
Federal transition tax payable	(476)	476
Section 250 foreign derived intangible income deduction	(233)	-
Changes in valuation allowance	(129)	17
Federal tax rate changes	-	(1,843)
Domestic production activities deduction	-	(290)
Acquisition costs	-	142
Other	55	(28)
Income tax expense	$2,006	$2,863

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2018 and 2017, we did not have an accrual for uncertain tax positions.

(13)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(14)	STOCK-BASED COMPENSATION PLAN

As of December 31, 2018, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation 2007 Stock Plan (the "2007 Stock Plan") and the inTEST Corporation Amended and Restated 2014 Stock Plan (the "2014 Stock Plan"). The 2007 Stock Plan was approved at our annual meeting of stockholders held on June 13, 2007 and permitted the granting of stock options or restricted stock for up to 500,000 shares of our common stock to officers, other key employees and consultants. No further grants may be made under the 2007 Stock Plan. The 2014 Stock Plan was originally approved at our annual meeting of stockholders held on June 25, 2014 and permits the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. On June 27, 2018, our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 500,000 to 1,000,000 shares. As of December 31, 2018, there were 561,600 aggregate shares available to grant under these plans.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of December 31, 2018, total compensation expense to be recognized in future periods was $1,253. The weighted average period over which this expense is expected to be recognized is 2.9 years.

The following table summarizes the compensation expense we recorded during 2018 and 2017, related to unvested shares of restricted stock and stock options.

	Years Ended December 31,
	2018	2017
Cost of revenues	$-	$6
Selling expense	-	-
Engineering and product development expense	9	5
General and administrative expense	645	333
	$654	$344

There was no compensation expense capitalized in 2018 or 2017.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2018	2017
Risk-free interest rate	2.75%	2.14%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.39	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during 2018 and 2017 was $3.50 and $2.64, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2017	19,800	$4.37
Granted	96,000	6.35
Exercised	-	-
Canceled	(39,400)	6.08
Options outstanding, December 31, 2017 (4,950 exercisable)	76,400	5.98
Granted	189,800	8.14
Exercised	-	-
Canceled	(1,800)	4.37
Options outstanding, December 31, 2018 (21,800 exercisable)	264,400	7.54

Restricted Stock Awards

We record compensation expense for restricted stock awards (unvested shares) based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years, except for restricted stock awards granted to our directors, which vest over one year.

The following table summarizes the activity related to unvested shares for the two years ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2017	97,025	$4.04
Granted	66,000	6.54
Vested	(69,100)	4.65
Forfeited	(18,700)	5.59
Unvested shares outstanding, December 31, 2017	75,225	5.29
Granted	95,600	8.24
Vested	(56,075)	7.18
Forfeited	-	-
Unvested shares outstanding, December 31, 2018	114,750	6.92

The total fair value of the shares that vested during the years ended December 31, 2018 and 2017 was $423 and $493, respectively, as of the vesting dates of these shares.

(15)	STOCK REPURCHASE PLAN

On October 27, 2015, our Board of Directors authorized the repurchase, from time to time, of up to $5,000 of our common stock on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions (the "2015 Repurchase Plan"). Repurchases may also be made under trading plans entered into with RW Baird & Co. (each a "10b5-1 Plan"), which permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2015 Repurchase Plan does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2015 Repurchase Plan is funded using our operating cash flow or available cash. The timing, price and amount of any shares repurchased under the 2015 Repurchase Plan is determined by our board and management, based on our evaluation of market conditions and other factors. To date, all purchases have been made in accordance with 10b5-1 Plans which provided for purchases to be made so long as the price did not exceed a maximum price. Management is considering new parameters for future purchases and may enter into a new 10b5-1 Plan at some point under those new parameters. As of December 31, 2018, all of the Company’s 10b5-1 Plans entered into in connection with the 2015 Repurchase Plan had expired. No new plans were put in place during 2018.

No shares were repurchased during 2018. During 2017, we repurchased 13,883 shares under the 2015 Repurchase Plan. The total cost to repurchase these shares, including fees paid to our broker, was $62. As of December 31, 2018, we had repurchased a total of 297,020 shares under the 2015 Repurchase Plan at a cost of $1,195. All of the repurchased shares were retired.

(16)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2018 and 2017, we made matching contributions of $299 and $338, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the year ended December 31, 2018 we made matching contributions of $68. From the date of acquisition through December 31, 2017, we made matching contributions of $35.

(17)	SEGMENT INFORMATION

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

	Years Ended December 31,
	2018	2017
Net revenues from unaffiliated customers:
Thermal	$55,994	$42,233
EMS	22,569	24,568
	$78,563	$66,801
Depreciation/amortization:
Thermal	$1,739	$1,628
EMS	132	151
	$1,871	$1,779

	Years Ended December 31,
	2018	2017
Operating income (loss):
Thermal	$1,218	$(822)
EMS	5,382	6,830
Corporate	(1,420)	(2,397)
	$5,180	$3,611
Earnings (loss) before income tax expense (benefit):
Thermal	$1,024	$(686)
EMS	5,416	6,869
Corporate	(1,397)	(2,345)
	$5,043	$3,838
Income tax expense (benefit):
Thermal	$1,331	$1,665
EMS	910	1,819
Corporate	(235)	(621)
	$2,006	$2,863
Net earnings (loss):
Thermal	$(307)	$(2,351)
EMS	4,506	5,050
Corporate	(1,162)	(1,724)
	$3,037	$975
Capital expenditures:
Thermal	$2,149	$659
EMS	63	86
	$2,212	$745

	December 31,
	2018	2017
Identifiable assets:
Thermal	$55,343	$50,408
EMS	11,844	12,085
	$67,187	$62,493

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2018	2017
Net revenues from unaffiliated customers:
U.S.	$25,517	$20,205
Foreign	53,046	46,596
	$78,563	$66,801

	December 31,
	2018	2017
Property and equipment:
U.S.	$2,327	$991
Foreign	390	550
	$2,717	$1,541

(18)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2018. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	3/31/18(1)	6/30/18(2)(3)	9/30/18(4)	12/31/18(5)	Total
Net revenues	$18,871	$21,097	$20,160	$18,435	$78,563
Gross margin	9,395	10,910	10,092	9,004	39,401
Earnings (loss) before income tax expense	982	4,396	162	(497)	5,043
Income tax expense	601	382	728	295	2,006
Net earnings (loss)	381	4,014	(566)	(792)	3,037

Net earnings (loss) per common share – basic	$0.04	$0.39	$(0.05)	$(0.08)	$0.29
Weighted average common shares outstanding – basic	10,326,309	10,342,674	10,355,673	10,367,132	10,347,947
Net earnings (loss) per common share – diluted	$0.04	$0.39	$(0.05)	$(0.08)	$0.29
Weighted average common shares outstanding – diluted	10,365,306	10,370,318	10,355,673	10,367,132	10,382,194

	Quarters Ended
	3/31/17	6/30/17	9/30/17(6)	12/31/17(7)(8)	Total
Net revenues	$14,180	$15,888	$17,352	$19,381	$66,801
Gross margin	7,728	8,421	8,796	9,745	34,690
Earnings (loss) before income tax expense	3,172	2,336	2,841	(4,511)	3,838
Income tax expense	1,094	891	823	55	2,863
Net earnings (loss)	2,078	1,445	2,018	(4,566)	975

Net earnings (loss) per common share – basic	$0.20	$0.14	$0.20	$(0.44)	$0.09
Weighted average common shares outstanding – basic	10,264,565	10,277,155	10,288,325	10,308,243	10,284,572
Net earnings (loss) per common share – diluted	$0.20	$0.14	$0.19	$(0.44)	$0.09
Weighted average common shares outstanding – diluted	10,295,337	10,334,894	10,351,009	10,308,243	10,339,313

(1)	The quarter ended March 31, 2018 includes a $1,726 increase in the fair value of contingent consideration, which was not deductible for tax purposes.
(2)	The quarter ended June 30, 2018 includes a $710 reduction in the fair value of contingent consideration, which was not taxable.
(3)

The quarter ended June 30, 2018 includes the reversal of certain adjustments originally recorded in the quarter ended December 31, 2017 which were related to tax legislation enacted in December 2017, as discussed in Notes 2 and 12.

(4)	The quarter ended September 30, 2018 includes $3,057 increase in the fair value of contingent consideration, which was not deductible for tax purposes.
(5)	The quarter ended December 31, 2018 includes a $2,828 increase in the fair value of contingent consideration, which was not deductible for tax purposes.
(6)	The quarter ended September 30, 2017 includes a $549 reduction in the fair value of contingent consideration, which was not taxable.
(7)	The quarter ended December 31, 2017 includes a $7,525 increase in the fair value of contingent consideration, which was not deductible for tax purposes.
(8)	The quarter ended December 31, 2017 includes adjustments related to tax legislation enacted in December 2017, as discussed in Note 2 and 12.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Balance at End of Period

Year Ended December 31, 2018
Allowance for doubtful accounts	$213	$20	$-	$233
Warranty reserve	233	452	(339)	346

Year Ended December 31, 2017
Allowance for doubtful accounts	$146	$68	$(1)	$213
Warranty reserve	125	209	(101)	233