Form 10-Q
period 2019-03-31
INTEST CORP
filed 2019-05-15
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

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

(856) 505-8800
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Trading Symbol INTT	Name of Each Exchange on Which Registered NYSE American

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
YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on April 30, 2019: 10,565,683

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,191	$17,861
Trade accounts receivable, net of allowance for doubtful accounts of $233 and $233, respectively	10,161	10,563
Inventories	7,146	6,520
Prepaid expenses and other current assets	763	677
Total current assets	26,261	35,621
Property and equipment:
Machinery and equipment	5,230	5,166
Leasehold improvements	2,340	2,341
Gross property and equipment	7,570	7,507
Less: accumulated depreciation	(4,950)	(4,790)
Net property and equipment	2,620	2,717
Right-of-use assets, net	4,023	-
Goodwill	13,738	13,738
Intangible assets, net	14,594	14,911
Restricted certificates of deposit	175	175
Other assets	31	25
Total assets	$61,442	$67,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,508	$1,787
Accrued wages and benefits	1,728	2,921
Accrued professional fees	956	774
Customer deposits and deferred revenue	815	1,258
Current portion of operating lease liabilities	1,390	-
Domestic and foreign income taxes payable	954	700
Earnout payable	2,119	12,167
Other current liabilities	1,076	1,811
Total current liabilities	11,546	21,418
Operating lease liabilities, net of current portion	2,978	-
Contingent liability for repayment of state and local grant funds received	200	200
Deferred tax liabilities	2,600	2,689
Total liabilities	17,324	24,307

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,603,335 and 10,523,035 shares issued, respectively	106	105
Additional paid-in capital	26,695	26,513
Retained earnings	16,821	15,683
Accumulated other comprehensive earnings	700	783
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,118	42,880
Total liabilities and stockholders' equity	$61,442	$67,187

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net revenues	$18,062	$18,871
Cost of revenues	9,226	9,476
Gross margin	8,836	9,395

Operating expenses:
Selling expense	2,374	2,476
Engineering and product development expense	1,284	1,296
General and administrative expense	3,737	2,990
Adjustment to contingent consideration liability	-	1,726
Total operating expenses	7,395	8,488

Operating income	1,441	907
Other income	21	75

Earnings before income tax expense	1,462	982
Income tax expense	324	601

Net earnings	$1,138	$381

Net earnings per common share - basic	$0.11	$0.04

Weighted average common shares outstanding - basic	10,385,017	10,326,309

Net earnings per common share - diluted	$0.11	$0.04

Weighted average common shares and common share equivalents outstanding - diluted	10,414,330	10,365,306

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net earnings	$1,138	$381

Foreign currency translation adjustments	(83)	38
Comprehensive earnings	$1,055	$419

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2019

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-

Balance, March 31, 2019	10,603,335	$106	$26,695	$16,821	$700	$(204)	$44,118

	Three Months Ended March 31, 2018

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	381	-	-	381
Other comprehensive income	-	-	-	-	38	-	38
Amortization of deferred compensation related to stock-based awards	-	-	121	-	-	-	121
Issuance of unvested shares of restricted stock	79,200	1	(1)	-	-	-	-

Balance, March 31, 2018	10,506,635	$105	$25,980	$13,027	$920	$(204)	$39,828

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,138	$381
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	804	405
Payment of earnout for 2018 related to Ambrell acquisition	(10,048)	-
Adjustment to earnout payable	-	478
Adjustment to contingent consideration liability	-	1,248
Provision for excess and obsolete inventory	107	61
Foreign exchange gain	4	(74)
Amortization of deferred compensation related to stock-based awards	183	121
Loss on disposal of property and equipment	9	11
Proceeds from sale of demonstration equipment, net of gain	43	101
Deferred income tax benefit	(89)	(67)
Changes in assets and liabilities:
Trade accounts receivable	374	723
Inventories	(737)	(1,760)
Prepaid expenses and other current assets	(88)	(80)
Other assets	(6)	(6)
Accounts payable	721	1,248
Accrued wages and benefits	(1,192)	(1,037)
Accrued professional fees	182	57
Customer deposits and deferred revenue	(442)	(121)
Operating lease liabilities	(341)	-
Domestic and foreign income taxes payable	258	575
Other current liabilities	(355)	15
Net cash provided by (used in) operating activities	(9,475)	2,279

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(141)	(1,168)
Net cash used in investing activities	(141)	(1,168)

Effects of exchange rates on cash	(54)	37

Net cash provided by (used in) all activities	(9,670)	1,148
Cash and cash equivalents at beginning of period	17,861	13,290
Cash and cash equivalents at end of period	$8,191	$14,438

Cash payments for:
Domestic and foreign income taxes	$1,168	$110

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of precision-engineered thermal, mechanical and electronic solutions for use in manufacturing and testing. Our products are used by semiconductor manufacturers to perform development, qualifying and final testing of integrated circuits (“ICs”) and wafers, and for other electronic testing across a range of markets including the automotive, defense/aerospace, energy, industrial and telecommunications markets. We also offer induction heating products for joining and forming metals in a variety of industrial markets, including automotive, aerospace, machinery, wire & fasteners, medical, semiconductor, food & beverage, and packaging. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly owned subsidiaries. We have two reportable segments, which are also our reporting units, Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS").

The automated test equipment ("ATE") market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the ATE market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) filed on March 26, 2019 with the Securities and Exchange Commission.

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

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Refer to Notes 4 and 11 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $107 and $61 for the three months ended March 31, 2019 and 2018, respectively.

Leases

We account for leases in accordance with ASC 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. None of our leases provide an implicit rate, therefore, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. We include these options in the determination of the amount of the ROU asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, our right-of-use asset and lease liability are calculated including any rent holiday in the determination of the life of the lease.

We have lease agreements which contain both lease and non-lease components, which are generally accounted for separately. In addition to the monthly rental payments due, most of our leases for our offices and warehouse facilities include non-lease components representing our portion of the common area maintenance, property taxes and insurance charges incurred by the landlord for the facilities which we occupy. These amounts are not included in the calculation of the ROU assets and lease liabilities as they are based on actual charges incurred in the periods to which they apply.

We have made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

See “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance” below and Note 7 for further disclosures regarding our leases.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with a new facility in Rochester, New York, which our subsidiary, Ambrell Corporation (“Ambrell”), occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we expect to receive grants totaling $550 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds granted to us under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we will be required to repay a proportionate share of the funds received. As of March 31, 2019, we have received $200 in grant funds. We currently expect to receive the remaining $350 of grant funds during the balance of 2019. We have recorded the amounts received under these agreements as a contingent liability on our balance sheet. As time passes, portions of the funds received will no longer be subject to repayment if we have met the employment requirements of the agreements. Amounts which we are irrevocably entitled to keep will be reclassified to deferred revenue and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718 (Compensation - Stock Compensation), which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options granted, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plan in Note 9.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2019 other than those described in Note 12.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation made significant changes in the U.S. tax laws including reducing the corporate tax rate to 21% and creating a territorial tax system with a one-time mandatory transition tax payable on previously unremitted earnings of foreign subsidiaries, among other things. See Note 12 to the consolidated financial statements in our 2018 Form 10-K for additional information regarding income taxes.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March,
	2019	2018
Weighted average common shares outstanding - basic	10,385,017	10,326,309
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	29,313	38,997
Weighted average common shares and common share equivalents outstanding - diluted	10,414,330	10,365,306

Average number of potentially dilutive securities excluded from calculation	284,240	103,756

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC 842. Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance, along with certain practical expedients that may be applied. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee is required to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

The amendments were effective for us as of January 1, 2019. We adopted the amendments on January 1, 2019 using the cumulative effect adjustment approach. Accordingly, prior periods have not been restated. We have decided to elect the package of practical expedients which includes the grandfathering of lease classification and, accordingly, we have not re-evaluated any of our leases for classification purposes in connection with the implementation of ASC 842. They are all still being treated as operating leases under ASC 842. We do not currently have any lease contracts that meet the criteria to be categorized as financing leases under ASC 842. We do not have embedded leases nor do we have any initial direct costs. We are not electing the hindsight practical expedient and therefore are not reevaluating the lease terms that we used under ASC 840.The implementation of this new guidance had a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of this new guidance did not have a significant impact on our pattern of expense recognition for any of our multi-year leases. See “Leases” above and Note 7 for further disclosures regarding our leases.

(3)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of March 31, 2019 and December 31, 2018.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2019 are as follows:

Balance - January 1, 2019	$8,201
Amortization	(317)
Balance March 31, 2019	$7,884

The following tables provide further detail about our intangible assets as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,987	$7,493
Technology	600	287	313
Patents	590	512	78
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,696	7,884
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,696	$14,594

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,717	$7,763
Technology	600	250	350
Patents	590	502	88
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,379	8,201
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,379	$14,911

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $317 and $216, respectively, for the three months ended March 31, 2019 and 2018. The following table sets forth the estimated annual amortization expense for each of the next five years:

2019 (remainder)	$940
2020	$1,233
2021	$1,227
2022	$1,167
2023	$1,067

(4)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 11 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2019	2018
Net revenues by customer type:
End user	$16,037	$16,328
OEM/Integrator	2,025	2,543
	$18,062	$18,871

Net revenues by product type:
Thermal test	$5,224	$6,032
Induction heating	5,751	5,622
Semiconductor production test	5,284	5,339
Service/other	1,803	1,878
	$18,062	$18,871

Net revenues by market:
Semiconductor	$10,111	$10,539
Industrial	5,946	5,653
Telecommunications	593	1,279
Other non-semiconductor markets	1,412	1,400
	$18,062	$18,871

There was no change in the amount of the allowance for doubtful accounts for the three months ended March 31, 2019.

(5)	MAJOR CUSTOMERS

During the three months ended March 31, 2019 and 2018, Texas Instruments Incorporated accounted for 16% and 11% of our consolidated net revenues, respectively. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2019 and 2018.

(6)	INVENTORIES

Inventories held at March 31, 2019 and December 31, 2018 were comprised of the following:

	March 31, 2019	December 31, 2018
Raw materials	$5,068	$4,654
Work in process	777	1,026
Inventory consigned to others	62	62
Finished goods	1,239	778
Total inventories	$7,146	$6,520

(7)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC 842, which was effective for us as of January 1, 2019. In connection with the implementation of ASC 842, we recorded non-cash increases in operating lease liabilities and right-of-use assets of $5,197 and $4,816, respectively, as of the effective date of this guidance.

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2028. Total operating lease cost for the three months ended March 31, 2019 and 2018 was $366 and $418, respectively. Total short-term lease cost for the three months ended March 31, 2019 and 2018 was $13 and $14, respectively. The following is additional information about our leases as of March 31, 2019:

Range of remaining lease terms (in years)	0.5	to	9.2
Weighted average remaining lease term (in years)			5.0
Weighted average discount rate			5.0%

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Non-cash decrease in operating lease liabilities and right-of-use assets as a result of lease modifications	$486

The decrease reflected in the table above is a result of a modification to reduce the term of the lease for Ambrell’s facility located in the U.K. This lease originally had a 15 year term which extended through August 2029. The lease included the option to terminate the lease at specified points in time without penalty. We exercised this option in March 2019 and the lease now expires in September 2019.

Maturities of lease liabilities as of March 31, 2019 were as follows:

2019 (remainder)	$1,188
2020	1,510
2021	820
2022	213
2023	207
Thereafter	981
Total lease payments	$4,919
Less imputed interest	(551)
Total	$4,368

(8)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. In accordance with the terms of our lease, the letter of credit related to our facility in Mt. Laurel, New Jersey was reduced from $125 to $90 on April 1, 2019. On April 8, 2019 the lease for our Mansfield, Massachusetts facility was modified as discussed further in Note 12.

Our outstanding letters of credit at March 31, 2019 and December 31, 2018 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	March 31, 2019	December 31, 2018
Mt. Laurel, NJ	3/29/2010	3/31/2020	4/30/2021	$125	$125
Mansfield, MA	10/27/2010	11/08/2019	8/23/2021	50	50
				$175	$175

(9)	STOCK-BASED COMPENSATION

As of March 31, 2019, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2018 Form 10-K.

As of March 31, 2019, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $2,055. The weighted average period over which this expense is expected to be recognized is 3.2 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2019 and 2018, respectively, related to stock-based compensation:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$-	$-
Selling expense	-	-
Engineering and product development expense	3	1
General and administrative expense	180	120
	$183	$121

There was no stock-based compensation expense capitalized in the three months ended March 31, 2019 or 2018.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years for employees and over one year for our independent directors. In March 2019 and 2018, we granted 36,000 and 32,000 shares of restricted stock, respectively, to our independent directors. These shares vest 25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted. The total compensation expense related to these shares is $257 and $270, respectively, and is recorded as the shares vest.

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2019	114,750	$6.92
Granted	80,300	7.13
Vested	(34,000)	6.82
Forfeited	-	-
Unvested shares outstanding, March 31, 2019	161,050	7.04

The total fair value of the shares that vested during the three months ended March 31, 2019 and 2018 was $239 and $169, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2019 and 2018 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.49%	2.70%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.41	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2019 and 2018 was $3.13 and $3.61, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2019 (21,800 exercisable)	264,400	$7.54
Granted	132,600	7.13
Exercised	-	-
Forfeited	-	-
Options outstanding, March 31, 2019 (75,625 exercisable)	397,000	7.40

(10)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2019 and 2018, we recorded $190 and $121 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three months ended March 31, 2019 and 2018, we made matching contributions of $23 and $26, respectively.

(11)	SEGMENT INFORMATION

We have two reportable segments, which are also our reporting units, Thermal and EMS. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support. EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

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

	Three Months Ended March 31,
	2019	2018
Net Revenues:
Thermal	$12,634	$13,234
EMS	5,428	5,637
	$18,062	$18,871
Earnings (loss) before income tax expense (benefit):
Thermal	$1,144	$(92)
EMS	1,047	1,292
Corporate	(729)	(218)
	$1,462	$982
Net earnings (loss):
Thermal	$891	$(455)
EMS	815	1,005
Corporate	(568)	(169)
	$1,138	$381

	March 31, 2019	December 31, 2018
Identifiable assets:
Thermal	$50,790	$55,343
EMS	9,020	6,692
Corporate	1,632	5,152
	$61,442	$67,187

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2019	2018
Net revenues:
U.S.	$6,810	$6,543
Foreign	11,252	12,328
	$18,062	$18,871

	March 31, 2019	December 31, 2018
Property and equipment:
U.S.	$2,281	$2,327
Foreign	339	390
	$2,620	$2,717

(12)	SUBSEQUENT EVENTS

On April 8, 2019, we executed an amendment to the lease for our facility in Mansfield, Massachusetts which extended the term of the lease for an additional forty months to December 31, 2024, and expanded the amount of leased space by approximately 6,100 square feet. The current rate per square foot which is in place through August 31, 2021 (the original expiration date of the lease) did not change. After August 31, 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. At the effective date of this modification, we will record an increase in our ROU assets and operating lease liabilities of approximately $1,831.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," “plans” or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2018 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time include, but are not limited to indications of a change in the market cycles in the semiconductor and ATE markets or other markets we serve; changes in business conditions and general economic conditions both domestically and globally; changes in the demand for semiconductors, generally; the success of our strategy to diversify our business by entering markets outside the semiconductor or ATE markets; the possibility of future acquisitions or dispositions and the successful integration of any acquired operations; the ability to borrow funds or raise capital to finance major potential acquisitions; changes in the rates of, and timing of, capital expenditures by our customers; progress of product development programs; increases in raw material and fabrication costs associated with our products; and other risk factors included in Part I, Item 1A - "Risk Factors" in our 2018 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A.

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

Our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. Demand for ATE is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products. In May 2017, we acquired Ambrell Corporation (“Ambrell”), which has historically sold its products almost exclusively to customers in the industrial market, which is a non-semiconductor market. The acquisition of Ambrell has reduced our dependence on customers in the semiconductor market and increased our orders and net revenues from markets outside the semiconductor market. We expect that our future orders and net revenues will be approximately equally split between the semiconductor and non-semiconductor markets.

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

In addition to being cyclical, the ATE market has also developed a seasonal pattern, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weakened demand. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that we serve.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2019	2018	$	%	2018	$	%
Orders:
Thermal	$8,821	$14,501	$(5,680)	(39)%	$12,424	$(3,603)	(29)%
EMS	3,074	6,087	(3,013)	(49)%	5,962	(2,888)	(48)%
	$11,895	$20,588	$(8,693)	(42)%	$18,386	$(6,491)	(35)%

Semiconductor market	$5,573	$12,531	$(6,958)	(56)%	$10,836	$(5,263)	(49)%
Non-semiconductor market	6,322	8,057	(1,735)	(22)%	7,550	(1,228)	(16)%
	$11,895	$20,588	$(8,693)	(42)%	$18,386	$(6,491)	(35)%

Total consolidated orders for the three months ended March 31, 2019 were $11.9 million compared to $20.6 million for the same period in 2018 and $18.4 million for the three months ended December 31, 2018. Orders from customers in non-semiconductor markets for the three months ended March 31, 2019 were $6.3 million, or 53% of total consolidated orders, compared to $8.1 million, or 39% of total consolidated orders for the same period in 2018 and $7.6 million or 41% of total consolidated orders for the three months ended December 31, 2018.

The significant decrease in our consolidated orders during the three months ended March 31, 2019 as compared to the same period in 2018 and to the three months ended December 31, 2018 primarily represents cyclical and seasonal softening in the semiconductor market in both the ATE submarket and front end manufacturing, where over half of our business is derived. Orders were also affected by reduced demand in some of our non-semiconductor markets, specifically the optical transceivers segment within the telecommunications market, which we believe primarily reflects technological changes occurring in that market. In addition to market specific drivers, we believe slowing growth in the global economy has also contributed to the declines in demand which we have experienced.

At March 31, 2019, our backlog of unfilled orders for all products was approximately $7.2 million compared with approximately $15.4 million at March 31, 2018 and $13.4 million at December 31, 2018. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2019. The significant decline in our backlog at March 31, 2019 as compared to both March 31, 2018 and December 31, 2018 primarily reflects the impact of the aforementioned weakness in the semiconductor market and, to a lesser extent, reduced demand in certain of the non-semiconductor markets that we serve. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2019	2018	$	%	2018	$	%
Net revenues:
Thermal	$12,634	$13,234	$(600)	(5)%	$14,145	$(1,511)	(11)%
EMS	5,428	5,637	(209)	(4)%	4,290	1,138	27%
	$18,062	$18,871	$(809)	(4)%	$18,435	$(373)	(2)%

Semiconductor market	$10,111	$10,539	$(428)	(4)%	$10,381	$(270)	(3)%
Non-semiconductor market	7,951	8,332	(381)	(5)%	8,054	(103)	(1)%
	$18,062	$18,871	$(809)	(4)%	$18,435	$(373)	(2)%

Total consolidated net revenues for the three months ended March 31, 2019 were $18.1 million compared to $18.9 million for the same period in 2018 and $18.4 million for the three months ended December 31, 2018. We believe the decrease in our consolidated net revenues as compared to the same period in 2018 primarily reflects the aforementioned softening in the semiconductor market, reduced demand in certain of the non-semiconductor markets that we serve and, to a lesser extent, slowing growth in the global economy. The increase in the net revenues of our EMS segment for the three months ended March 31, 2019 as compared to the three months ended December 31, 2018 primarily reflects a very large order we received from one of our customers at the end of December 2018, all of which shipped during the first three months of 2019. We do not expect this to repeat in the near term, as this was driven by a one-time large order our customer had received from one of its customers related to a new product roll-out.

As a percent of our total consolidated net revenues, net revenues from customers in non-semiconductor markets were 44% for each of the three months ended March 31, 2019 and 2018 and the three months ended December 31, 2018.

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

We sell most of our thermal test and semiconductor production test products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell, we also sell into the consumer products packaging, fiber optics and other markets within the broader industrial market. The mix of customers during any given period will affect our gross margin due to differing sales discounts and commissions. For the three months ended March 31, 2019 and 2018, our OEM sales as a percentage of net revenues were 11% and 14%, respectively.

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

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Revenues. Net revenues were $18.1 million for the three months ended March 31, 2019 compared to $18.9 million for the same period in 2018, a decrease of $809,000, or 4%. We believe the decrease in our net revenues during the first quarter of 2019 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 49% of net revenues for the three months ended March 31, 2019 as compared to 50% of net revenues for the same period in 2018. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Although our fixed operating costs only increased $28,000 in absolute dollar terms, they represented 15% of net revenues for the three months ended March 31, 2019 as compared to 14% of net revenues for the same period in 2018. This is a result of not being as fully absorbed by the lower net revenues levels in the first three months of 2019. The $28,000 increase in our fixed operating costs primarily reflects increased salary and benefits expense for our Thermal segment which was partially offset by a reduction in facility costs in this segment.

Selling Expense. Selling expense was $2.4 million for the three months ended March 31, 2019 compared to $2.5 million for the same period in 2018, a decrease of $102,000, or 4%. The decrease primarily reflects lower levels of payroll tax as a result of a reduction in commissions paid to internal sales employees in our Thermal segment. The reduction in commissions reflects changes in product mix as well as the lower net revenue levels achieved for the three months ended March 31, 2019 compared to the same period in 2018. To a lesser extent, we also had reductions in consolidated warranty costs, advertising expenditures and travel costs.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.3 million for both the three months ended March 31, 2019 and 2018. Increases in salary and benefits expense in our Thermal segment were offset by a reduction in consolidated spending on materials used in new product development and legal fees paid related to our intellectual property.

General and Administrative Expense. General and administrative expense was $3.7 million for the three months ended March 31, 2019 compared to $3.0 million for the same period in 2018, an increase of $747,000, or 25%. The increase primarily reflects higher levels of fees paid to third party professionals who assist us in a variety of strategic and compliance related matters. To a lesser extent there was also an increase in salary and benefits expense, reflecting hiring new employees, and higher levels of amortization expense related to intangible assets.

Contingent Consideration Liability Adjustment. During the three months ended March 31, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $1.7 million. This liability is a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements in our 2018 Form 10-K. There was no similar adjustment for the three months ended March 31, 2019 as we no longer have a contingent consideration liability.

Income Tax Expense. For the three months ended March 31, 2019, we recorded income tax expense of $324,000 compared to $601,000 for the same period in 2018. Our effective tax rate was 22% for the three months ended March 31, 2019 compared to 61% for the same period in 2018. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The higher effective tax rate for the three months ended March 31, 2018 reflects recording the aforementioned increase of $1.7 million in our liability for contingent consideration during that period. This expense was not deductible for tax purposes.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,191	$17,861
Working capital	$14,715	$14,203

As of March 31, 2019, $3.6 million, or 44%, of our cash and cash equivalents was held by our foreign subsidiaries. The earnout payable of $2.1 million on our balance sheet at March 31, 2019 was paid in April 2019, as further described below. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash used in operations for the three months ended March 31, 2019 was $9.5 million. During the three months ended March 31, 2019, we paid $10.0 million of the $12.2 million earnout payable that was on our balance sheet at December 31, 2018. This earnout payable is related to the aforementioned acquisition of Ambrell. The remaining balance of the earnout was paid in April 2019. For the three months ended March 31, 2019 we recorded net earnings of $1.1 million. During this same period, we had non-cash charges of $804,000 for depreciation and amortization which included $306,000 of amortization related to our right-of-use assets. These right-of-use assets, and the related operating lease liabilities, were established at January 1, 2019 in connection with the adoption of ASC 842, as discussed further in Notes 2 and 7 to our consolidated financial statements. During the three months ended March 31, 2019, we also recorded $183,000 for amortization of deferred compensation expense related to stock-based awards. Inventories and accounts payable increased $737,000 and $721,000, respectively, during the three months ended March 31, 2019. Accrued wages and benefits declined $1.2 million during the first three months of 2019, primarily reflecting the payout of profit-related bonuses that had been accrued at December 31, 2018 on our results for the year.

Investing Activities. During the three months ended March 31, 2019, purchases of property and equipment were $141,000. We have no significant commitments for capital expenditures for the balance of 2019; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2019, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2018 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2019 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

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

Item 1A. Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2018 Form 10-K filed with the Securities and Exchange Commission on March 26, 2019. There have been no changes from the risk factors set forth in our 2018 Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

10.1	Second Amendment to Lease Dated April 8, 2019 between Temptronic Corporation and James Campbell Company, LLC (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 15, 2019	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	May 15, 2019	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer