Form 10-Q
period 2019-06-30
INTEST CORP
filed 2019-08-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2019: 10,610,213

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,594	$17,861
Trade accounts receivable, net of allowance for doubtful accounts of $233	9,172	10,563
Inventories	7,183	6,520
Prepaid expenses and other current assets	544	677
Total current assets	24,493	35,621
Property and equipment:
Machinery and equipment	5,351	5,166
Leasehold improvements	2,341	2,341
Gross property and equipment	7,692	7,507
Less: accumulated depreciation	(5,120)	(4,790)
Net property and equipment	2,572	2,717
Right-of-use assets, net	5,548	-
Goodwill	13,738	13,738
Intangible assets, net	14,279	14,911
Restricted certificates of deposit	140	175
Other assets	26	25
Total assets	$60,796	$67,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,412	$1,787
Accrued wages and benefits	1,979	2,921
Accrued professional fees	877	774
Customer deposits and deferred revenue	712	1,258
Accrued sales commission	514	703
Current portion of operating lease liabilities	1,348	-
Domestic and foreign income taxes payable	703	700
Earnout payable	-	12,167
Other current liabilities	571	1,108
Total current liabilities	9,116	21,418
Operating lease liabilities, net of current portion	4,514	-
Contingent liability for repayment of state and local grant funds received	463	200
Deferred tax liabilities	2,500	2,689
Total liabilities	16,593	24,307

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,626,390 and 10,523,035 shares issued, respectively	106	105
Additional paid-in capital	26,908	26,513
Retained earnings	16,634	15,683
Accumulated other comprehensive earnings	759	783
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,203	42,880
Total liabilities and stockholders' equity	$60,796	$67,187

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$14,352	$21,097	$32,414	$39,968
Cost of revenues	7,633	10,187	16,859	19,663
Gross margin	6,719	10,910	15,555	20,305
Operating expenses:
Selling expense	2,087	2,538	4,461	5,014
Engineering and product development expense	1,208	1,230	2,492	2,526
General and administrative expense	3,718	3,335	7,455	6,325
Adjustment to contingent consideration liability	-	(710)	-	1,016

Total operating expenses	7,013	6,393	14,408	14,881

Operating income (loss)	(294)	4,517	1,147	5,424
Other income (loss)	(6)	(121)	15	(46)
Earnings (loss) before income tax expense (benefit)	(300)	4,396	1,162	5,378
Income tax expense (benefit)	(113)	382	211	983

Net earnings (loss)	$(187)	$4,014	$951	$4,395

Net earnings (loss) per common share - basic	$(0.02)	$0.39	$0.09	$0.43

Weighted average common shares outstanding - basic	10,411,276	10,342,674	10,398,147	10,334,492

Net earnings (loss) per common share - diluted	$(0.02)	$0.39	$0.09	$0.42

Weighted average common shares and common share equivalents outstanding - diluted	10,411,276	10,370,318	10,419,914	10,367,812

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net earnings (loss)	$(187)	$4,014	$951	$4,395

Foreign currency translation adjustments	59	(120)	(24)	(82)

Comprehensive earnings (loss)	$(128)	$3,894	$927	$4,313

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-
Balance, March 31, 2019	10,603,335	106	26,695	16,821	700	(204)	44,118

Net loss	-	-	-	(187)	-	-	(187)
Other comprehensive income	-	-	-	-	59	-	59
Amortization of deferred compensation related to stock-based awards	-	-	213	-	-	-	213
Issuance of unvested shares of restricted stock	35,380	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(12,325)	-	-	-	-	-	-

Balance, June 30, 2019	10,626,390	$106	$26,908	$16,634	$759	$(204)	$44,203

	Six Months Ended June 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	381	-	-	381
Other comprehensive income	-	-	-	-	38	-	38
Amortization of deferred compensation related to stock-based awards	-	-	121	-	-	-	121
Issuance of unvested shares of restricted stock	79,200	1	(1)	-	-	-	-
Balance, March 31, 2018	10,506,635	105	25,980	13,027	920	(204)	39,828

Net earnings	-	-	-	4,014	-	-	4,014
Other comprehensive loss	-	-	-	-	(120)	-	(120)
Amortization of deferred compensation related to stock-based awards	-	-	171	-	-	-	171
Issuance of unvested shares of restricted stock	11,900	-	-	-	-	-	-

Balance, June 30, 2018	10,518,535	$105	$26,151	$17,041	$800	$(204)	$43,893

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$951	$4,395
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,598	840
Payment of earnout related to Ambrell acquisition	(12,167)	(1,710)
Adjustment to earnout payable	-	1,016
Provision for excess and obsolete inventory	243	129
Foreign exchange (gain) loss	17	(49)
Amortization of deferred compensation related to stock-based awards	396	292
Loss on disposal of property and equipment	17	11
Proceeds from sale of demonstration equipment, net of gain	59	99
Deferred income tax benefit	(189)	(142)
Changes in assets and liabilities:
Trade accounts receivable	1,364	606
Inventories	(908)	(2,025)
Prepaid expenses and other current assets	132	143
Restricted certificates of deposit	35	-
Other assets	(1)	(4)
Accounts payable	626	707
Accrued wages and benefits	(941)	(488)
Accrued professional fees	104	59
Customer deposits and deferred revenue	(542)	(153)
Accrued sales commission	(189)	13
Operating lease liabilities	(668)	-
Domestic and foreign income taxes payable	5	86
Contingent liability for repayment of state and local grant funds received	263	-
Long-term portion of Federal transition tax payable	-	(436)
Other current liabilities	(156)	114
Net cash provided by (used in) operating activities	(9,951)	3,503

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298)	(1,920)
Net cash used in investing activities	(298)	(1,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of earnout related to Ambrell acquisition	-	(4,123)
Net cash used in financing activities	-	(4,123)
Effects of exchange rates on cash	(18)	(37)
Net cash used in all activities	(10,267)	(2,577)
Cash and cash equivalents at beginning of period	17,861	13,290
Cash and cash equivalents at end of period	$7,594	$10,713

Cash payments for:
Domestic and foreign income taxes	$396	$1,425

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications.  We manage our business as two operating segments which are also our reportable segments:  Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS"). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products (including induction heating products) while our EMS segment designs, manufactures and sells our semiconductor test products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries .

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to automated test equipment (“ATE”) manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment sells its products to many of these same types of customers. However, it also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell Corporation (“Ambrell”) in May 2017, our Thermal segment also sells into the consumer products packaging, fiber optics and other markets within the broader industrial market, and into the wafer processing market within the broader semiconductor market.

Both of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized ATE and wafer processing markets within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we are referring to the broader semiconductor, ATE and wafer processing markets as the “Semi Market.” All other markets will now be designated as “Multi Markets.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the Semi Market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we determine that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

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

Nature of Products and Services

We sell thermal test and thermal process products (“thermal products”) and semiconductor test products. Our thermal products include ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. Our semiconductor test products include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor test products and certain thermal products to the Semi Market. We also sell our thermal products to markets outside the Semi Market (referred to collectively as “Multi Markets”) that include the automotive, defense/aerospace, industrial, telecommunications and other markets.

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

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on an established percentage of the selling price of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

Product Warranties

In connection with the sale of our products, we generally provide standard one or two year product warranties which are detailed in our terms and conditions and communicated to our customers. Our standard warranties are not offered for sale separately from our products; therefore, there is no separate performance obligation related to our standard warranties. We record estimated warranty expense for our standard warranties at the time of sale based upon historical claims experience. In very limited cases, we offer customers an option to separately purchase an extended warranty for certain of our products. In the case of extended warranties, we recognize revenue in the amount of the sale price for the extended warranty on a straight-line basis over the extended warranty period. We record costs incurred to provide service under an extended warranty at the time the service is provided. Warranty expense is included in selling expense in our consolidated statements of operations.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. None of our leases provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. We include these options in the determination of the amount of the ROU asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, our right-of-use asset and lease liability are calculated including any rent holiday in the determination of the life of the lease.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with a new facility in Rochester, New York, which our subsidiary, Ambrell Corporation (“Ambrell”), occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we may receive grants totaling up to $550 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we may receive under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we will be required to repay a proportionate share of the funds received. As of June 30, 2019, we have received $463 in grant funds. We do not expect to receive the remaining $87 of grant funds during 2019, as we currently do not expect to increase our number of employees to the level required to receive these funds during 2019. We have recorded the amounts received under these agreements as a contingent liability on our balance sheet. As time passes, portions of the funds received will no longer be subject to repayment if we have met the employment requirements of the agreements. Amounts that we are irrevocably entitled to keep will be reclassified to deferred revenue and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2019 other than those described in Note 12.

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

Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Net earnings (loss) per common share - diluted is computed by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding - basic	10,411,276	10,342,674	10,398,147	10,334,492
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	-	27,644	21,767	33,320
Weighted average common shares and common share equivalents outstanding - diluted	10,411,276	10,370,318	10,419,914	10,367,812

Average number of potentially dilutive securities excluded from calculation	618,071	275,831	423,962	189,794

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

The amendments were effective for us as of January 1, 2019. We adopted the amendments on January 1, 2019 using the cumulative effect adjustment approach. Accordingly, prior periods have not been restated. We have decided to elect the package of practical expedients, which includes the grandfathering of lease classification and, accordingly, we have not re-evaluated any of our leases for classification purposes in connection with the implementation of ASC 842. They are all still being treated as operating leases under ASC 842. We do not currently have any lease contracts that meet the criteria to be categorized as financing leases under ASC 842. We have no embedded leases, nor do we have any initial direct costs. We are not electing the hindsight practical expedient and therefore are not reevaluating the lease terms that we used under ASC 840.The implementation of this new guidance had a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all of our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of this new guidance did not have a significant impact on our pattern of expense recognition for any of our multi-year leases. See “Leases” above and Note 7 for further disclosures regarding our leases.

(3)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of June 30, 2019 and December 31, 2018.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2019 are as follows:

Balance - January 1, 2019	$8,201
Amortization	(632)
Balance - June 30, 2019	$7,569

The following tables provide further detail about our intangible assets as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,258	$7,222
Technology	600	321	279
Patents	590	522	68
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	5,011	7,569
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$5,011	$14,279

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,717	$7,763
Technology	600	250	350
Patents	590	502	88
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,379	8,201
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,379	$14,911

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $315 and $632 for the three and six months ended June 30, 2019, respectively, and $247 and $463 for the three and six months ended June 30, 2018, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2019 (remainder)	$625
2020	$1,233
2021	$1,227
2022	$1,167
2023	$1,067

(4)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 11 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues by customer type:
End user	$13,106	$18,173	$29,143	$34,502
OEM/Integrator	1,246	2,924	3,271	5,466
	$14,352	$21,097	$32,414	$39,968

Net revenues by product type:
Thermal test	$4,282	$5,885	$9,249	$11,722
Induction heating	4,321	5,937	10,072	11,559
Semiconductor test	3,609	6,809	8,893	12,148
Service/other	2,140	2,466	4,200	4,539
	$14,352	$21,097	$32,414	$39,968

Net revenues by market:
Semi Market	$7,641	$13,043	$17,752	$23,582
Industrial	4,279	5,000	10,225	10,653
Telecommunications	691	1,343	1,284	2,622
Other Multi Markets	1,741	1,711	3,153	3,111
	$14,352	$21,097	$32,414	$39,968

There was no change in the amount of the allowance for doubtful accounts for the six months ended June 30, 2019.

(5)	MAJOR CUSTOMERS

During the six months ended June 30, 2019 and 2018, Texas Instruments Incorporated accounted for 12% and 13% of our consolidated net revenues, respectively. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2019 and 2018.

(6)	INVENTORIES

Inventories held at June 30, 2019 and December 31, 2018 were comprised of the following:

	June 30, 2019	December 31, 2018
Raw materials	$5,331	$4,654
Work in process	962	1,026
Inventory consigned to others	65	62
Finished goods	825	778
Total inventories	$7,183	$6,520

Total charges incurred for excess and obsolete inventory for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Excess and obsolete inventory charges	$136	$68	$243	$129

(7)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC 842, which was effective for us as of January 1, 2019. In connection with the implementation of ASC 842, we recorded non-cash increases in operating lease liabilities and right-of-use assets of $5,197 and $4,816, respectively, as of the effective date of this guidance.

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2028. Total operating lease and short-term lease costs for the three and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Operating lease cost	$370	$417	$736	$835
Short-term lease cost	$14	$13	$27	$27

The following is additional information about our leases as of June 30, 2019:

Range of remaining lease terms (in years)	0.3	to	8.9
Weighted average remaining lease term (in years)			5.7
Weighted average discount rate			5.0%

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows:

Non-cash increases (decreases) in operating lease liabilities and right-of-use assets as a result of lease modifications:
Modification to Ambrell’s U.K. facility lease	$(486)
Modification to lease for facility in Mansfield, Massachusetts	$1,819

The lease for Ambrell’s U.K. facility had an original term of 15 years, which extended through August 2029. The lease included the option to terminate the lease at specified points in time without penalty. We exercised this option in March 2019, and the lease now expires in September 2019. At the effective date of this modification, we recorded a reduction in our ROU assets and operating lease liabilities of approximately $486.

On April 8, 2019, we executed an amendment to the lease for our facility in Mansfield, Massachusetts that extended the term of the lease for an additional forty months to December 31, 2024 and expanded the amount of leased space by approximately 6,100 square feet. The current rate per square foot that is in place through August 31, 2021 (the original expiration date of the lease) did not change. After August 31, 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,819.

Maturities of lease liabilities as of June 30, 2019 were as follows:

2019 (remainder)	$807
2020	1,572
2021	1,064
2022	825
2023	834
Thereafter	1,626
Total lease payments	$6,728
Less imputed interest	(866)
Total	$5,862

(8)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit that are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. In accordance with the terms of our lease, the letter of credit related to our facility in Mt. Laurel, New Jersey was reduced from $125 to $90 on April 1, 2019. On April 8, 2019, the lease for our Mansfield, Massachusetts facility was modified as previously discussed.

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	June 30, 2019	December 31, 2018
Mt. Laurel, NJ	3/29/2010	3/31/2020	4/30/2021	$90	$125
Mansfield, MA	10/27/2010	11/08/2019	12/31/2024	50	50
				$140	$175

(9)	STOCK-BASED COMPENSATION

As of June 30, 2019, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2018 Form 10-K.

As of June 30, 2019, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $2,168. The weighted average period over which this expense is expected to be recognized is 3.1 years. The following table shows the allocation of the compensation expense we recorded during the three and six months ended June 30, 2019 and 2018, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$-	$-	$-	$-
Selling expense	4	-	4	-
Engineering and product development expense	12	2	15	3
General and administrative expense	197	169	377	289
	$213	$171	$396	$292

There was no stock-based compensation expense capitalized in the three or six months ended June 30, 2019 or 2018.

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

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2019	114,750	$6.92
Granted	115,680	6.57
Vested	(43,724)	6.90
Forfeited	(12,325)	7.14
Unvested shares outstanding, June 30, 2019	174,381	6.68

The total fair value of the shares that vested during the six months ended June 30, 2019 and 2018 was $292 and $238, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2019 and 2018 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.38%	2.74%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.41	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2019 and 2018 was $2.78 and $3.52, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2019 (21,800 exercisable)	264,400	$7.54
Granted	239,160	6.32
Exercised	-	-
Forfeited	(7,050)	8.45
Options outstanding, June 30, 2019 (84,550 exercisable)	496,510	6.94

(10)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three and six months ended June 30, 2019, we recorded $92 and $282 of expense for matching contributions, respectively. For the three and six months ended June 30, 2018 we recorded $84 and $205 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three and six months ended June 30, 2019, we recorded $14 and $37 of expense for matching contributions, respectively. For the three and six months ended June 30, 2018 we recorded $10 and $36 of expense for matching contributions, respectively

(11)	SEGMENT INFORMATION

We have two reportable segments, which are also our reporting units, Thermal and EMS. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell. Sales of this segment consist primarily of temperature management systems that we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems that are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support. EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the Semi Market, including the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenues:
Thermal	$10,519	$13,999	$23,153	$27,233
EMS	3,833	7,098	9,261	12,735
	$14,352	$21,097	$32,414	$39,968
Earnings (loss) before income tax expense (benefit):
Thermal	$309	$2,592	$1,453	$2,500
EMS	102	2,194	1,149	3,486
Corporate	(711)	(390)	(1,440)	(608)
	$(300)	$4,396	$1,162	$5,378
Net earnings (loss):
Thermal	$298	$2,415	$1,189	$1,960
EMS	125	1,945	940	2,950
Corporate	(610)	(346)	(1,178)	(515)
	$(187)	$4,014	$951	$4,395

	June 30, 2019	December 31, 2018
Identifiable assets:
Thermal	$53,052	$55,343
EMS	7,101	6,692
Corporate	643	5,152
	$60,796	$67,187

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues:
U.S.	$6,283	$6,818	$13,093	$13,361
Foreign	8,069	14,279	19,321	26,607
	$14,352	$21,097	$32,414	$39,968

	June 30, 2019	December 31, 2018
Property and equipment:
U.S.	$2,239	$2,327
Foreign	333	390
	$2,572	$2,717

(12)	SUBSEQUENT EVENTS

On July 31, 2019, our Board of Directors terminated the 2015 Stock Repurchase Plan which had been authorized on October 27, 2015 and under which we had repurchased a total of 297,020 shares at a cost of $1,195. The shares were repurchased between October 2015 and January 2017. All of the repurchased shares were retired.

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may also be made under a Rule 10b5-1 plan to be entered into with RW Baird & Co, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The timing and amount of any shares repurchased under the 2019 Repurchase Plan will be determined by our management, based on our evaluation of market conditions and other factors. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan will be funded using our operating cash flow or available cash.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contains statements relating to possible future events and results that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," "will," "should," "plans" or "anticipates" or similar terminology. See Part I, Item 1 - "Business - Cautionary Statement Regarding Forward-Looking Statements" in our 2018 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time include, but are not limited to indications of a change in the market cycles in the Semi Market or other markets we serve; changes in business conditions and general economic conditions both domestically and globally; changes in the demand for semiconductors, generally; the success of our strategy to diversify our business by entering markets outside the Semi Market; the possibility of future acquisitions or dispositions and the successful integration of any acquired operations; the ability to borrow funds or raise capital to finance major potential acquisitions; the costs associated with reviewing and evaluating potential transactions; changes in the rates of, and timing of, capital expenditures by our customers; progress of product development programs; increases in raw material and fabrication costs associated with our products; and other risk factors included in Part I, Item 1A - "Risk Factors" in our 2018 Form 10-K. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A.

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications.  We manage our business as two operating segments: Thermal and EMS. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products (including induction heating products) while our EMS segment designs, manufactures and sells our semiconductor test products.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment sells its products to many of these same types of customers. However, it also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell in May 2017, our Thermal segment also sells into the consumer products packaging, fiber optics and other markets within the broader industrial market, and into the wafer processing market within the broader semiconductor market.

Both of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. As a result, our consolidated gross margin can be significantly impacted in any given period by a change in the mix of products sold in that period.

Markets

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing markets within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we are referring to the semiconductor, ATE and wafer processing markets as the “Semi Market.” All other markets will now be designated as “Multi Markets.” While the Semi Market is the cornerstone of inTEST and a very important component of our business, Multi Markets are where we have focused our strategic growth efforts in the last several years. Our goal has been to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. It is important to note that business within our Thermal segment can fall into either the Semi Market or Multi Markets, depending upon how our customers utilize our products or upon their respective applications. Prior to the acquisition of Ambrell in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multi Markets, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market, but since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has reduced our dependence on customers in the Semi Market. We expect that our future orders and net revenues will be approximately equally split between the Semi Market and Multi Markets.

The portion of our business that is derived from the Semi Market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs or, for Ambrell, the demand for wafer processing equipment. Demand for ATE or wafer processing equipment is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

In the past, the Semi Market has been highly cyclical with recurring periods of oversupply, which often severely impact the Semi Market's demand for the products we manufacture and sell into the market. This cyclicality can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Market cycles are difficult to predict, and because they are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in the Semi Market, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

In addition to being cyclical, the Semi Market has also developed a seasonal pattern, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weakened demand. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that they serve.

Third-party market share statistics are not available for the products we manufacture and sell into the Semi Market; therefore, comparisons of period over period changes in our market share are not easily determined. As a result, it is difficult to ascertain if Semi Market volatility in any period is the result of macro-economic or customer-specific factors impacting Semi Market demand, or if we have gained or lost market share to a competitor during the period.

While the majority of our orders and net revenues are derived from the Semi Market, our operating results do not always follow the overall trend in the Semi Market in any given period. We believe that these anomalies may be driven by a variety of factors within the Semi Market, including, for example, changing product requirements, longer time periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the Semi Market is not consistent for each of our product segments or for any given product within a particular product segment. This inconsistency in demand can be driven by a number of factors, but in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

As previously mentioned, as part of our ongoing strategy to reduce the impact of Semi Market volatility on our business operations, we continue to diversify our served markets to address the thermal test and thermal process requirements of several other markets outside the Semi Market. These include the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets which we now refer to as Multi Markets. We believe that these markets usually are less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The level of our orders and net revenues from these markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2019	2018	$	%	2019	$	%
Orders:
Thermal	$12,112	$13,278	$(1,166)	(9)%	$8,821	$3,291	37%
EMS	3,809	5,988	(2,179)	(36)%	3,074	735	24%
	$15,921	$19,266	$(3,345)	(17)%	$11,895	$4,026	34%

Semi Market	$8,629	$11,981	$(3,352)	(28)%	$5,573	$3,056	55%
Multi Markets	7,292	7,285	7	-%	6,322	970	15%
	$15,921	$19,266	$(3,345)	(17)%	$11,895	$4,026	34%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Orders:
Thermal	$20,933	$27,779	$(6,846)	(25)%
EMS	6,883	12,075	(5,192)	(43)%
	$27,816	$39,854	$(12,038)	(30)%

Semi Market	$14,202	$24,512	$(10,310)	(42)%
Multi Markets	13,614	15,342	(1,728)	(11)%
	$27,816	$39,854	$(12,038)	(30)%

Total consolidated orders for the three months ended June 30, 2019 were $15.9 million compared to $19.3 million for the same period in 2018 and $11.9 million for the three months ended March 31, 2019. Orders from customers in Multi Markets for the three months ended June 30, 2019 were $7.3 million, or 46% of total consolidated orders, compared to $7.3 million, or 38% of total consolidated orders for the same period in 2018 and $6.3 million or 53% of total consolidated orders for the three months ended March 31, 2019.

The significant decrease in our consolidated orders during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily represents cyclical and seasonal softening in the Semi Market, where over half of our business is derived. Orders for the six months ended June 30, 2019 were also affected by reduced demand in some of our Multi Markets, specifically the optical transceivers segment within the telecommunications market, which we believe primarily reflects technological changes occurring in that market. In addition to market specific drivers, we believe slowing growth in the global economy has also contributed to the declines in demand which we have experienced. Our consolidated orders for the three months ended June 30, 2019 increased $4.0 million or 34% as compared to the three months ended March 31, 2019. We believe this sequential increase primarily reflects that we have experienced the trough of the current cyclical downturn in the Semi Market.

At June 30, 2019, our backlog of unfilled orders for all products was approximately $8.8 million compared with approximately $13.6 million at June 30, 2018 and $7.2 million at March 31, 2019. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2019. The significant decline in our backlog at June 30, 2019 as compared to June 30, 2018 primarily reflects the impact of the aforementioned weakness in the Semi Market and, to a lesser extent, reduced demand in certain of the Multi Markets that we serve. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2019	2018	$	%	2019	$	%
Net revenues:
Thermal	$10,519	$13,999	$(3,480)	(25)%	$12,634	$(2,115)	(17)%
EMS	3,833	7,098	(3,265)	(46)%	5,428	(1,595)	(29)%
	$14,352	$21,097	$(6,745)	(32)%	$18,062	$(3,710)	(21)%

Semi Market	$7,641	$13,043	$(5,402)	(41)%	$10,111	$(2,470)	(24)%
Multi Markets	6,711	8,054	(1,343)	(17)%	7,951	(1,240)	(16)%
	$14,352	$21,097	$(6,745)	(32)%	$18,062	$(3,710)	(21)%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Net revenues:
Thermal	$23,153	$27,233	$(4,080)	(15)%
EMS	9,261	12,735	(3,474)	(27)%
	$32,414	$39,968	$(7,554)	(19)%

Semi Market	$17,752	$23,582	$(5,830)	(25)%
Multi Markets	14,662	16,386	(1,724)	(11)%
	$32,414	$39,968	$(7,554)	(19)%

Total consolidated net revenues for the three months ended June 30, 2019 were $14.4 million compared to $21.1 million for the same period in 2018 and $18.1 million for the three months ended March 31, 2019. We believe the decreases in our consolidated net revenues as compared to the same period in 2018 and the three months ended March 31, 2019 primarily reflect the aforementioned softening in the Semi Market, reduced demand in certain of the Multi Markets that we serve and, to a lesser extent, slowing growth in the global economy.

Net revenues from customers in Multi Markets for the three months ended June 30, 2019 were $6.7 million, or 47% of total consolidated net revenues, compared to $8.1 million, or 38% of total consolidated net revenues for the same period in 2018 and $8.0 million or 44% of total consolidated net revenues for the three months ended March 31, 2019.

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

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Revenues. Net revenues were $14.4 million for the three months ended June 30, 2019 compared to $21.1 million for the same period in 2018, a decrease of $6.7 million, or 32%. We believe the decrease in our net revenues during the second quarter of 2019 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 47% of net revenues for the three months ended June 30, 2019 as compared to 52% of net revenues for the same period in 2018. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $149,000 in absolute dollar terms, they represented 17% of net revenues for the three months ended June 30, 2019 as compared to 13% of net revenues for the same period in 2018. This is a result of not being as fully absorbed by the lower net revenues levels in the second quarter of 2019. The $149,000 decrease in our fixed operating costs primarily reflects lower levels of outsourced labor in our Thermal segment and a reduction in facility related costs for Ambrell as a result of its relocation in May 2018. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs in our Thermal segment for the three months ended June 30, 2019 as compared to the same period in 2018, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $2.1 million for the three months ended June 30, 2019 compared to $2.5 million for the same period in 2018, a decrease of $451,000, or 18%. The decrease primarily reflects lower levels of commission expense as a result of the reduction in net revenues. To a lesser extent, there were also reductions in salary and benefits expense, reflecting lower headcount, and decreased levels of spending on travel costs, warranty costs and advertising expenditures.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.2 million for each of the three months ended June 30, 2019 and 2018. Decreases in legal fees paid related to our intellectual property were offset by an increase in consolidated spending on materials used in new product development and third-party resources used in research and development projects.

General and Administrative Expense. General and administrative expense was $3.7 million for the three months ended June 30, 2019 compared to $3.3 million for the same period in 2018, an increase of $383,000, or 12%. During the three months ended June 30, 2019, we incurred $351,000 related to an acquisition opportunity which we have decided not to pursue, and $175,000 for costs related to the consolidation of Ambrell’s European operations. There were no similar costs in the same period in 2018. To a lesser extent, there were also increases in salary and benefits expense, reflecting hiring new employees, and higher levels of amortization expense related to intangible assets. These increases were partially offset by reductions in both profit-related bonus expense and spending on third-party professionals.

Contingent Consideration Liability Adjustment. During the three months ended June 30, 2018, we recorded a decrease in the fair value of our liability for contingent consideration of $710,000. This liability was a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements in our 2018 Form 10-K. The decrease in the fair value was primarily a result of a decrease in the then-projected adjusted EBITDA of Ambrell for the second half of 2018.There was no similar adjustment for the three months ended June 30, 2019 as we no longer have a contingent consideration liability.

Income Tax Expense. For the three months ended June 30, 2019, we recorded an income tax benefit of $113,000 compared to income tax expense of $382,000 for the same period in 2018. Our effective tax rate was 38% for the three months ended June 30, 2019 compared to 9% for the same period in 2018. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate for the three months ended June 30, 2018 reflects recording the aforementioned decrease of $710,000 in our liability for contingent consideration during that period. This adjustment was not taxable.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Revenues. Net revenues were $32.4 million for the six months ended June 30, 2019 compared to $40.0 million for the same period in 2018, a decrease of $7.6 million, or 19%. We believe the decrease in our net revenues during the first six months of 2019 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 48% of net revenues for the six months ended June 30, 2019 as compared to 51% of net revenues for the same period in 2018. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $120,000 in absolute dollar terms, they represented 16% of net revenues for the six months ended June 30, 2019 as compared to 13% of net revenues for the same period in 2018. This is a result of not being as fully absorbed by the lower net revenues levels in the first six months of 2019. The $120,000 decrease in our fixed operating costs primarily reflects a reduction in facility related costs for Ambrell as a result of its relocation in May 2018 and lower levels of outsourced labor in our Thermal segment. These decreases were partially offset by an increase in salary and benefits expense and materials used for service in our Thermal segment and a reduction in the utilization rates at our machine shop in our EMS segment. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs in our Thermal segment for the six months ended June 30, 2019 as compared to the same period in 2018, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $4.5 million for the six months ended June 30, 2019 compared to $5.0 million for the same period in 2018, a decrease of $553,000, or 11%. The decrease primarily reflects lower levels of commission expense as a result of the reduction in net revenues. To a lesser extent, there were also reductions in salary and benefits expense, reflecting lower headcount, and decreased levels of spending on travel costs, advertising expenditures and warranty costs.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $2.5 million for each of the six months ended June 30, 2019 and 2018. Decreases in legal fees paid related to our intellectual property were offset by an increase in spending on third-party resources used in research and development projects.

General and Administrative Expense. General and administrative expense was $7.5 million for the six months ended June 30, 2019 compared to $6.3 million for the same period in 2018, an increase of $1.1 million, or 18%. During the six months ended June 30, 2019, we incurred $703,000 related to an acquisition opportunity which we have decided not to pursue, and $175,000 for costs related to the consolidation of Ambrell’s European operations. There were no similar costs in the same period in 2018. During the six months ended June 30, 2018, there were increases in salary and benefits expense, reflecting hiring new employees, higher levels of amortization expense related to intangible assets, higher levels of professional fees paid to third-party consultants and an increase in compensation expense related to stock-based awards. These increases were partially offset by a reduction in expense for profit-related bonuses.

Contingent Consideration Liability Adjustment. During the six months ended June 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $1.0 million. This liability was a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements in our 2018 Form 10-K. The increase in the fair value was primarily a result of an increase in the then-projected adjusted EBITDA of Ambrell for the year ending December 31, 2018. There was no similar adjustment for the six months ended June 30, 2019 as we no longer have a contingent consideration liability.

Income Tax Expense. For the six months ended June 30, 2019, we recorded income tax expense of $211,000 compared to $983,000 for the same period in 2018. Our effective tax rate was 18% in each of the six months ended June 30, 2019 and 2018. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand within the Semi Market. The cyclical and volatile nature of demand in this market makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations, and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$7,594	$17,861
Working capital	$15,377	$14,203

As of June 30, 2019, $4.2 million, or 55%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect to repatriate between $1.5 million and $1.8 million from our subsidiary in Germany during the third quarter of 2019. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and other corporate requirements. However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash used in operations for the six months ended June 30, 2019 was $10.0 million. During the six months ended June 30, 2019, we paid the $12.2 million earnout payable that was on our balance sheet at December 31, 2018. This earnout payable was related to the aforementioned acquisition of Ambrell. For the six months ended June 30, 2019, we recorded net earnings of $951,000. During this same period, we had non-cash charges of $1.6 million for depreciation and amortization that included $601,000 of amortization related to our right-of-use assets. These right-of-use assets, and the related operating lease liabilities, were established at January 1, 2019 in connection with the adoption of ASC 842, as discussed further in Notes 2 and 7 to our consolidated financial statements. During the six months ended June 30, 2019, we also recorded $396,000 for amortization of deferred compensation expense related to stock-based awards. During the first six months of 2019, accounts receivable decreased $1.4 million from the level at December 31, 2018, primarily reflecting the reduced level of shipments in the second quarter of 2019 compared to the level in the fourth quarter of 2018, while inventories and accounts payable increased $908,000 and $626,000, respectively, reflecting the recent increase in order levels. Accrued wages and benefits declined $941,000 during the first six months of 2019, primarily reflecting the payout of profit-related bonuses that had been accrued at December 31, 2018 on our results for the year. Operating lease liabilities decreased $668,000, reflecting payments made under our various lease agreements. Customer deposits and deferred revenue decreased $542,000 during the first six months of 2019, reflecting changes in the timing of payments received from customers and the recognition of revenue under our contracts with customers.

Investing Activities. During the six months ended June 30, 2019, purchases of property and equipment were $298,000. We have no significant commitments for capital expenditures for the balance of 2019; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2019, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2018 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.     Exhibits

10.1*	Second Amended and Restated 2014 Stock Plan. (1)
10.2*	Form of Restricted Stock Award Agreement for Employees.
10.3*	Form of Restricted Stock Award Agreement for Directors.
10.4*	Form of Incentive Stock Option Agreement.
10.5*	Form of Non-Qualified Stock Option Agreement.
10.6	Second Amendment to Lease dated April 8, 2019 between Temptronic Corporation and James Campbell Company, LLC (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan, contract or arrangement in which a director and/or executive officer participate.
(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 19, 2019, File No. 001-36117, filed July 24, 2019, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company's Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 13, 2019	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	August 13, 2019	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer