Form 10-Q
period 2019-09-30
INTEST CORP
filed 2019-11-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2019: 10,494,761

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,025	$17,861
Trade accounts receivable, net of allowance for doubtful accounts of $232 and $233, respectively	9,223	10,563
Inventories	7,721	6,520
Prepaid expenses and other current assets	905	677
Total current assets	25,874	35,621
Property and equipment:
Machinery and equipment	5,294	5,166
Leasehold improvements	2,357	2,341
Gross property and equipment	7,651	7,507
Less: accumulated depreciation	(5,228)	(4,790)
Net property and equipment	2,423	2,717
Right-of-use assets, net	5,138	-
Goodwill	13,738	13,738
Intangible assets, net	13,967	14,911
Restricted certificates of deposit	140	175
Other assets	25	25
Total assets	$61,305	$67,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,728	$1,787
Accrued wages and benefits	1,948	2,921
Accrued professional fees	963	774
Customer deposits and deferred revenue	738	1,258
Accrued sales commission	444	703
Current portion of operating lease liabilities	1,317	-
Domestic and foreign income taxes payable	868	700
Earnout payable	-	12,167
Other current liabilities	590	1,108
Total current liabilities	9,596	21,418
Operating lease liabilities, net of current portion	4,095	-
Contingent liability for repayment of state and local grant funds received	463	200
Deferred tax liabilities	2,382	2,689
Total liabilities	16,536	24,307

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,604,132 and 10,523,035 shares issued, respectively	106	105
Additional paid-in capital	26,971	26,513
Retained earnings	17,281	15,683
Accumulated other comprehensive earnings	615	783
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,769	42,880
Total liabilities and stockholders' equity	$61,305	$67,187

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$14,632	$20,160	$47,046	$60,128
Cost of revenues	7,427	10,068	24,286	29,731
Gross margin	7,205	10,092	22,760	30,397
Operating expenses:
Selling expense	2,044	2,291	6,505	7,305
Engineering and product development expense	1,261	1,207	3,753	3,733
General and administrative expense	3,094	3,318	10,549	9,643
Adjustment to contingent consideration liability	-	3,057	-	4,073

Total operating expenses	6,399	9,873	20,807	24,754

Operating income	806	219	1,953	5,643
Other income (loss)	(12)	(57)	3	(103)
Earnings before income tax expense	794	162	1,956	5,540
Income tax expense	147	728	358	1,711

Net earnings (loss)	$647	$(566)	$1,598	$3,829

Net earnings (loss) per common share - basic	$0.06	$(0.05)	$0.15	$0.37

Weighted average common shares outstanding - basic	10,421,383	10,355,673	10,405,892	10,341,552

Net earnings (loss) per common share - diluted	$0.06	$(0.05)	$0.15	$0.37

Weighted average common shares and common share equivalents outstanding - diluted	10,429,536	10,355,673	10,423,121	10,377,505

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net earnings (loss)	$647	$(566)	$1,598	$3,829

Foreign currency translation adjustments	(144)	(4)	(168)	(86)

Comprehensive earnings (loss)	$503	$(570)	$1,430	$3,743

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-

Balance, March 31, 2019	10,603,335	106	26,695	16,821	700	(204)	44,118

Net loss	-	-	-	(187)	-	-	(187)
Other comprehensive income	-	-	-	-	59	-	59
Amortization of deferred compensation related to stock-based awards	-	-	213	-	-	-	213
Issuance of unvested shares of restricted stock	35,380	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(12,325)	-	-	-	-	-	-

Balance, June 30, 2019	10,626,390	106	26,908	16,634	$759	(204)	44,203

Net earnings	-	-	-	647	-	-	647
Other comprehensive loss	-	-	-	-	(144)	-	(144)
Amortization of deferred compensation related to stock-based awards	-	-	242	-	-	-	242
Issuance of unvested shares of restricted stock	16,900	-	-	-	-	-	-
Repurchase and retirement of common stock	(39,158)	-	(179)	-	-	-	(179)

Balance, September 30, 2019	10,604,132	$106	$26,971	$17,281	$615	$(204)	$44,769

	Nine Months Ended September 30, 2018
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2018	10,427,435	$104	$25,860	$12,646	$882	$(204)	$39,288

Net earnings	-	-	-	381	-	-	381
Other comprehensive income	-	-	-	-	38	-	38
Amortization of deferred compensation related to stock-based awards	-	-	121	-	-	-	121
Issuance of unvested shares of restricted stock	79,200	1	(1)	-	-	-	-

Balance, March 31, 2018	10,506,635	105	25,980	13,027	920	(204)	39,828

Net earnings	-	-	-	4,014	-	-	4,014
Other comprehensive loss	-	-	-	-	(120)	-	(120)
Amortization of deferred compensation related to stock-based awards	-	-	171	-	-	-	171
Issuance of unvested shares of restricted stock	11,900	-	-	-	-	-	-

Balance, June 30, 2018	10,518,535	105	26,151	17,041	800	(204)	43,893

Net loss	-	-	-	(566)	-	-	(566)
Other comprehensive loss	-	-	-	-	(4)	-	(4)
Amortization of deferred compensation related to stock-based awards	-	-	180	-	-	-	180
Issuance of unvested shares of restricted stock	4,500	-	-	-	-	-	-

Balance, September 30, 2018	10,523,035	$105	$26,331	$16,475	$796	$(204)	$43,503

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,598	$3,829
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,431	1,370
Payment of earnout related to Ambrell acquisition	(12,167)	(1,710)
Adjustment to earnout payable	-	4,073
Provision for excess and obsolete inventory	341	195
Foreign exchange (gain) loss	37	(115)
Amortization of deferred compensation related to stock-based awards	638	472
Loss on disposal of property and equipment	17	43
Proceeds from sale of demonstration equipment, net of gain	138	172
Deferred income tax benefit	(307)	(211)
Changes in assets and liabilities:
Trade accounts receivable	1,254	896
Inventories	(1,551)	(2,336)
Prepaid expenses and other current assets	(235)	(205)
Restricted certificates of deposit	35	-
Accounts payable	943	995
Accrued wages and benefits	(969)	(79)
Accrued professional fees	192	96
Customer deposits and deferred revenue	(509)	170
Accrued sales commission	(257)	(4)
Operating lease liabilities	(1,059)	-
Domestic and foreign income taxes payable	171	22
Contingent liability for repayment of state and local grant funds received	263	-
Long-term portion of federal transition tax payable	-	(436)
Other current liabilities	(135)	(15)
Net cash provided by (used in) operating activities	(9,131)	7,222

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(413)	(2,134)
Net cash used in investing activities	(413)	(2,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of earnout related to Ambrell acquisition	-	(4,123)
Repurchases of common stock	(179)	-
Net cash used in financing activities	(179)	(4,123)
Effects of exchange rates on cash	(113)	(53)
Net cash provided by (used in) all activities	(9,836)	912
Cash and cash equivalents at beginning of period	17,861	13,290
Cash and cash equivalents at end of period	$8,025	$14,202

Cash payments for:
Domestic and foreign income taxes	$488	$2,256

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications.  We manage our business as two operating segments which are also our reportable segments:  Thermal Products ("Thermal") and Electromechanical Semiconductor Products ("EMS"). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to automated test equipment (“ATE”) manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment sells its products to many of these same types of customers. However, it also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell Corporation (“Ambrell”) in May 2017, our Thermal segment also sells into the consumer products packaging, fiber optics and other sectors within the broader industrial market, and into the wafer processing sector within the broader semiconductor market.

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

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we are referring to the broader semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the Semi Market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

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

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon a combination of the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach, and the market approach, which estimates the fair value of our reporting units based upon comparable market multiples. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of appropriate peer group companies, control premiums, discount rate, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange for those products or services. We do not have any material variable consideration arrangements or any material payment terms with our customers other than standard net 30, net 45 or net 60 day payment terms. We generally do not provide a right of return to our customers. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

We sell thermal test and thermal process products (“thermal products”) and semiconductor test products. Our thermal products include ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. Our semiconductor test products include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor test products and certain thermal products to the Semi Market. We also sell our thermal products to markets outside the Semi Market (referred to collectively as “Multimarket”) that include the automotive, defense/aerospace, industrial, telecommunications and other markets.

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

Refer to Notes 4 and 12 for further information about our revenue from contracts with customers.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. None of our leases provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease. We include these options in the determination of the amount of the ROU asset and lease liability when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our operating leases contain predetermined fixed escalations of minimum rentals and rent holidays during the original lease terms. Rent holidays are periods during which we have control of the leased facility but are not obligated to pay rent. For these leases, our ROU asset and lease liability are calculated including any rent holiday in the determination of the life of the lease.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we may receive grants totaling up to $550 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we may receive under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the funds received. As of September 30, 2019, we have received $463 in grant funds. We do not expect to receive the remaining $87 of grant funds during 2019, as we currently do not expect to increase our number of employees to the level required to receive these funds during 2019. We have recorded the amounts received under these agreements as a contingent liability on our balance sheet. As time passes, portions of the funds received will no longer be subject to repayment if we have met the employment requirements of the agreements. Amounts that we are irrevocably entitled to keep will be reclassified to deferred revenue and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2019.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding - basic	10,421,383	10,355,673	10,405,892	10,341,552
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	8,153	-	17,229	35,953
Weighted average common shares and common share equivalents outstanding - diluted	10,429,536	10,355,673	10,423,121	10,377,505

Average number of potentially dilutive securities excluded from calculation	657,969	360,970	501,964	188,339

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In February 2016, the FASB issued amendments to the current guidance on accounting for lease transactions, which is presented in ASC 842. Subsequent to February 2016, the FASB has issued additional clarifying guidance on certain aspects of this new guidance, along with certain practical expedients that may be applied. The intent of the updated guidance is to increase transparency and comparability among organizations by requiring lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by leases and to disclose key information about leasing arrangements. Under the new guidance, a lessee is required to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The two permitted transition methods under the guidance are the modified retrospective transition approach, which requires application of the guidance for all comparative periods presented, and the cumulative effect adjustment approach, which requires prospective application at the adoption date.

The amendments were effective for us as of January 1, 2019. We adopted the amendments on January 1, 2019 using the cumulative effect adjustment approach. Accordingly, prior periods have not been restated. We have decided to elect the package of practical expedients, which includes the grandfathering of lease classification and, accordingly, we have not re-evaluated any of our leases for classification purposes in connection with the implementation of ASC 842. They are all still being treated as operating leases under ASC 842. We do not currently have any lease contracts that meet the criteria to be categorized as financing leases under ASC 842. We have no embedded leases, nor do we have any initial direct costs. We are not electing the hindsight practical expedient and therefore are not reevaluating the lease terms that we used under ASC 840.The implementation of this new guidance had a significant impact on our consolidated balance sheet as a result of recording ROU assets and lease liabilities for all of our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of this new guidance did not have a significant impact on our pattern of expense recognition for any of our multi-year leases. See “Leases” above and Note 7 for further disclosures regarding our leases.

(3)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment. Goodwill totaled $13,738 at each of September 30, 2019 and December 31, 2018.

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2019 are as follows:

Balance - January 1, 2019	$8,201
Amortization	(944)
Balance - September 30, 2019	$7,257

The following tables provide further detail about our intangible assets as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,532	$6,948
Technology	600	350	250
Patents	590	531	59
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	4,823	7,257
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$4,823	$13,967

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$2,717	$7,763
Technology	600	250	350
Patents	590	502	88
Software	270	270	-
Trade name	140	140	-
Customer backlog	500	500	-
Total finite-lived intangible assets	12,580	4,379	8,201
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$19,290	$4,379	$14,911

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $312 and $944 for the three and nine months ended September 30, 2019, respectively, and $323 and $786 for the three and nine months ended September 30, 2018, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2019 (remainder)	$313
2020	$1,233
2021	$1,227
2022	$1,167
2023	$1,067

(4)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues by customer type:
End user	$13,167	$17,186	$42,310	$51,687
OEM/Integrator	1,465	2,974	4,736	8,441
	$14,632	$20,160	$47,046	$60,128

Net revenues by product type:
Thermal test	$4,568	$6,259	$13,817	$17,981
Induction heating	4,160	6,150	14,232	17,709
Semiconductor test	3,841	5,245	12,734	17,393
Service/other	2,063	2,506	6,263	7,045
	$14,632	$20,160	$47,046	$60,128

Net revenues by market:
Semi	$7,126	$11,415	$24,878	$34,997
Industrial	5,758	5,576	15,983	16,229
Telecommunications	153	2,051	1,437	4,673
Other Multimarket	1,595	1,118	4,748	4,229
	$14,632	$20,160	$47,046	$60,128

There was no significant change in the amount of the allowance for doubtful accounts for the nine months ended September 30, 2019.

(5)	MAJOR CUSTOMERS

During each of the nine months ended September 30, 2019 and 2018, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2019 and 2018.

(6)	INVENTORIES

Inventories held at September 30, 2019 and December 31, 2018 were comprised of the following:

	September 30, 2019	December 31, 2018
Raw materials	$5,844	$4,654
Work in process	876	1,026
Inventory consigned to others	59	62
Finished goods	942	778
Total inventories	$7,721	$6,520

Total charges incurred for excess and obsolete inventory for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Excess and obsolete inventory charges	$98	$66	$341	$195

(7)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC 842, which was effective for us as of January 1, 2019. In connection with the implementation of ASC 842, we recorded non-cash increases in operating lease liabilities and ROU assets of $5,197 and $4,816, respectively, as of the effective date of this guidance.

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2028. Total operating lease and short-term lease costs for the three and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating lease cost	$370	$307	$1,106	$1,142
Short-term lease cost	$12	$14	$39	$41

The following is additional information about our leases as of September 30, 2019:

Range of remaining lease terms (in years)	1.1	to	8.7
Weighted average remaining lease term (in years)			5.6
Weighted average discount rate			5.0%

Supplemental cash flow information related to leases for the nine months ended September 30, 2019 was as follows:

Non-cash increases (decreases) in operating lease liabilities and ROU assets as a result of lease modifications:
Modification to Ambrell’s U.K. facility lease	$(486)
Modification to lease for facility in Mansfield, Massachusetts	$1,811
Modification to Ambrell’s Netherlands facility lease	$(48)

The lease for Ambrell’s U.K. facility had an original term of 15 years, which extended through August 2029. The lease included the option to terminate the lease at specified points in time without penalty. We exercised this option in March 2019, and the lease expired in September 2019. At the effective date of this modification, we recorded a reduction in our ROU assets and operating lease liabilities of approximately $486.

On April 8, 2019, we executed an amendment to the lease for our facility in Mansfield, Massachusetts that extended the term of the lease for an additional forty months to December 31, 2024 and expanded the amount of leased space by approximately 6,100 square feet. The current rate per square foot that is in place through August 31, 2021 (the original expiration date of the lease) did not change. After August 31, 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. As a result of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,811.

During the third quarter of 2019, the lease for a portion of Ambrell’s facility in the Netherlands was modified to reduce the term of that lease to expire in September 2019 as that portion of the space was no longer needed. At the effective date of this modification, we recorded a reduction in our ROU assets and operating lease liabilities of approximately $48.

Maturities of lease liabilities as of September 30, 2019 were as follows:

2019 (remainder)	$384
2020	1,525
2021	1,006
2022	824
2023	834
Thereafter	1,626
Total lease payments	$6,199
Less imputed interest	(787)
Total	$5,412

(8)	DEBT

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

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	September 30, 2019	December 31, 2018
Mt. Laurel, NJ	3/29/2010	3/31/2020	4/30/2021	$90	$125
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$175

(9)	STOCK-BASED COMPENSATION

As of September 30, 2019, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 14 to the consolidated financial statements in our 2018 Form 10-K.

As of September 30, 2019, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $2,023. The weighted average period over which this expense is expected to be recognized is 2.9 years. The following table shows the allocation of the compensation expense we recorded during the three and nine months ended September 30, 2019 and 2018, respectively, related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$-	$-	$-	$-
Selling expense	-	-	4	-
Engineering and product development expense	11	3	26	6
General and administrative expense	231	177	608	466
	$242	$180	$638	$472

There was no stock-based compensation expense capitalized in the three or nine months ended September 30, 2019 or 2018.

Restricted Stock Awards

We record compensation expense for restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. Restricted stock awards generally vest over four years for employees and over one year for our independent directors (25% at each of March 31, June 30, September 30, and December 31 of the year in which they were granted).

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2019	114,750	$6.92
Granted	132,580	6.31
Vested	(60,474)	6.60
Forfeited	(12,325)	7.14
Unvested shares outstanding, September 30, 2019	174,531	6.55

The total fair value of the shares that vested during each of the nine months ended September 30, 2019 and 2018 was $370 as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2019 and 2018 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018
Risk-free interest rate	2.35%	2.75%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.42	.39
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2019 and 2018 was $2.75 and $3.50, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2019 (21,800 exercisable)	264,400	$7.54
Granted	249,460	6.25
Exercised	-	-
Forfeited	(7,050)	8.45
Options outstanding, September 30, 2019 (87,900 exercisable)	506,810	6.89

(10)	STOCK REPURCHASE PLANS

On July 31, 2019, our Board of Directors terminated the 2015 Stock Repurchase Plan which had been authorized on October 27, 2015 and under which we had repurchased a total of 297,020 shares at a cost of $1,195. The shares were repurchased between December 2015 and January 2017. All of the repurchased shares were retired.

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the nine months ended September 30, 2019, we repurchased 39,158 shares under the 2019 Repurchase Plan at a cost of $179, which includes fees paid to our broker of $1. All of the repurchased shares were retired.

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three and nine months ended September 30, 2019, we recorded $53 and $335 of expense for matching contributions, respectively. For the three and nine months ended September 30, 2018 we recorded $53 and $258 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three and nine months ended September 30, 2019, we recorded $11 and $48 of expense for matching contributions, respectively. For the three and nine months ended September 30, 2018 we recorded $18 and $54 of expense for matching contributions, respectively

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenues:
Thermal	$10,622	$14,616	$33,775	$41,849
EMS	4,010	5,544	13,271	18,279
	$14,632	$20,160	$47,046	$60,128
Earnings (loss) before income tax expense (benefit):
Thermal	$496	$(684)	$1,949	$1,816
EMS	475	1,293	1,624	4,779
Corporate	(177)	(447)	(1,617)	(1,055)
	$794	$162	$1,956	$5,540
Net earnings (loss):
Thermal	$403	$(1,192)	$1,592	$768
EMS	387	978	1,327	3,928
Corporate	(143)	(352)	(1,321)	(867)
	$647	$(566)	$1,598	$3,829

	September 30, 2019	December 31, 2018
Identifiable assets:
Thermal	$53,117	$55,343
EMS	7,172	6,692
Corporate	1,016	5,152
	$61,305	$67,187

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues:
U.S.	$6,226	$4,982	$19,319	$18,343
Foreign	8,406	15,178	27,727	41,785
	$14,632	$20,160	$47,046	$60,128

	September 30, 2019	December 31, 2018
Property and equipment:
U.S.	$2,170	$2,327
Foreign	253	390
	$2,423	$2,717

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications.  We manage our business as two operating segments: Thermal and EMS. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment sells its products to many of these same types of customers. However, it also sells into a variety of other markets, including the automotive, consumer electronics, defense/aerospace, energy, industrial and telecommunications markets. As a result of the acquisition of Ambrell in May 2017, our Thermal segment also sells into the consumer products packaging, fiber optics and other sectors within the broader industrial market, and into the wafer processing sector within the broader semiconductor market.

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

Markets

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we are referring to the semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” While the Semi Market is the cornerstone of inTEST and a very important component of our business, Multimarket is where we have focused our strategic growth efforts in the last several years. Our goal has been to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. It is important to note that business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications. Prior to the acquisition of Ambrell in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market but, since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has reduced our dependence on customers in the Semi Market. We expect that our future orders and net revenues will be approximately equally split between the Semi Market and Multimarket.

The portion of our business that is derived from the Semi Market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of integrated circuits or, for Ambrell, the demand for wafer processing equipment. Demand for ATE or wafer processing equipment is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products which contribute to our net revenues as our customers adopt these new products.

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

As previously mentioned, as part of our ongoing strategy to reduce the impact of Semi Market volatility on our business operations, we continue to diversify our served markets to address the thermal test and thermal process requirements of several other markets outside the Semi Market. These include the automotive, consumer electronics, consumer product packaging, defense/aerospace, energy, fiber optics, industrial, telecommunications and other markets which we now refer to as Multimarket. We believe that these markets usually are less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in these markets. In addition, our orders and net revenues in any given period in these markets do not necessarily reflect the overall trends in these markets due to our limited market shares. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our performance. The level of our orders and net revenues from these markets has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in these markets and establish new markets for our products.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2019	2018	$	%	2019	$	%
Orders:
Thermal	$9,543	$14,907	$(5,364)	(36)%	$12,112	$(2,569)	(21)%
EMS	4,314	5,087	(773)	(15)%	3,809	505	13%
	$13,857	$19,994	$(6,137)	(31)%	$15,921	$(2,064)	(13)%

Semi Market	$6,602	$10,606	$(4,004)	(38)%	$8,629	$(2,027)	(23)%
Multimarket	7,255	9,388	(2,133)	(23)%	7,292	(37)	(1)%
	$13,857	$19,994	$(6,137)	(31)%	$15,921	$(2,064)	(13)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Orders:
Thermal	$30,476	$42,686	$(12,210)	(29)%
EMS	11,197	17,162	(5,965)	(35)%
	$41,673	$59,848	$(18,175)	(30)%

Semi Market	$20,804	$35,118	$(14,314)	(41)%
Multimarket	20,869	24,730	(3,861)	(16)%
	$41,673	$59,848	$(18,175)	(30)%

Total consolidated orders for the three months ended September 30, 2019 were $13.9 million compared to $20.0 million for the same period in 2018 and $15.9 million for the three months ended June 30, 2019. Orders from Multimarket customers for the three months ended September 30, 2019 were $7.3 million, or 52% of total consolidated orders, compared to $9.4 million, or 47% of total consolidated orders for the same period in 2018 and $7.3 million or 46% of total consolidated orders for the three months ended June 30, 2019.

Total consolidated orders for the nine months ended September 30, 2019 were $41.7 million compared to $59.8 million for the same period in 2018. Orders from Multimarket customers for the nine months ended September 30, 2019 were $20.9 million, or 50% of total consolidated orders, compared to $24.7 million, or 41% of total consolidated orders for the same period in 2018.

The significant decrease in our consolidated orders during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 primarily represents cyclical and seasonal softening in the Semi Market, where approximately half of our business is derived. Orders for the nine months ended September 30, 2019 were also affected by reduced demand from some of our Multimarket customers, specifically in the optical transceivers sector within the telecommunications market, which we believe primarily reflects technological changes occurring in that market, and the industrial market, reflecting reduced demand experienced by Ambrell. In addition to market specific drivers, we believe slowing growth in the global economy as well as trade tensions between the U.S. and China have also contributed to the declines in demand which we have experienced.

At September 30, 2019, our backlog of unfilled orders for all products was approximately $8.0 million compared with approximately $13.4 million at September 30, 2018 and $8.8 million at June 30, 2019. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2019. The significant decline in our backlog at September 30, 2019 as compared to September 30, 2018 primarily reflects the impact of the aforementioned weakness in the Semi Market and, to a lesser extent, reduced demand from certain Multimarket customers that we serve. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2019	2018	$	%	2019	$	%
Net revenues:
Thermal	$10,622	$14,616	$(3,994)	(27)%	$10,519	$103	1%
EMS	4,010	5,544	(1,534)	(28)%	3,833	177	5%
	$14,632	$20,160	$(5,528)	(27)%	$14,352	$280	2%

Semi Market	$7,126	$11,415	$(4,289)	(38)%	$7,641	$(515)	(7)%
Multimarket	7,506	8,745	(1,239)	(14)%	6,711	795	12%
	$14,632	$20,160	$(5,528)	(27)%	$14,352	$280	2%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Net revenues:
Thermal	$33,775	$41,849	$(8,074)	(19)%
EMS	13,271	18,279	(5,008)	(27)%
	$47,046	$60,128	$(13,082)	(22)%

Semi Market	$24,878	$34,997	$(10,119)	(29)%
Multimarket	22,168	25,131	(2,963)	(12)%
	$47,046	$60,128	$(13,082)	(22)%

Total consolidated net revenues for the three months ended September 30, 2019 were $14.6 million compared to $20.2 million for the same period in 2018 and $14.4 million for the three months ended June 30, 2019. Total consolidated net revenues for the nine months ended September 30, 2019 were $47.0 million compared to $60.1 million for the same period in 2018. We believe the decreases in our consolidated net revenues primarily reflect the aforementioned softening in the Semi Market, reduced demand from certain Multimarket customers that we serve and, to a lesser extent, slowing growth in the global economy as well as trade tensions between the U.S. and China.

Net revenues from Multimarket customers for the three months ended September 30, 2019 were $7.5 million, or 51% of total consolidated net revenues, compared to $8.7 million, or 43% of total consolidated net revenues for the same period in 2018 and $6.7 million or 47% of total consolidated net revenues for the three months ended June 30, 2019. Net revenues from customers in Multimarket for the nine months ended September 30, 2019 were $22.2 million, or 47% of total consolidated net revenues, compared to $25.1 million, or 42% of total consolidated net revenues for the same period in 2018.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Revenues. Net revenues were $14.6 million for the three months ended September 30, 2019 compared to $20.2 million for the same period in 2018, a decrease of $5.5 million, or 27%. We believe the decrease in our net revenues during the third quarter of 2019 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 49% of net revenues for the three months ended September 30, 2019 as compared to 50% of net revenues for the same period in 2018. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $373,000 in absolute dollar terms, they represented 16% of net revenues for the three months ended September 30, 2019 as compared to 14% of net revenues for the same period in 2018. This is a result of not being as fully absorbed by the lower net revenues levels in the third quarter of 2019. The $373,000 decrease in our fixed operating costs primarily reflects headcount reductions and lower levels of outsourced labor in our Thermal segment and a reduction in supplies used in production and service in our Thermal segment. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs for the three months ended September 30, 2019 as compared to the same period in 2018, reflecting changes in product and customer mix for both of our segments.

Selling Expense. Selling expense was $2.0 million for the three months ended September 30, 2019 compared to $2.3 million for the same period in 2018, a decrease of $247,000, or 11%. The decrease primarily reflects lower levels of commission expense as a result of the reduction in net revenues, and, to a lesser extent, decreased warranty costs.

Engineering and Product Development Expense. Engineering and product development expense was $1.3 million for the three months ended September 30, 2019 compared to $1.2 million for the same period in 2018, an increase of $54,000, or 5%. The increase primarily reflects higher levels of spending on materials used in new product development and third-party resources used in research and development projects by our Thermal segment.

General and Administrative Expense. General and administrative expense was $3.1 million for the three months ended September 30, 2019 compared to $3.3 million for the same period in 2018, a decrease of $224,000, or 7%. The decrease primarily reflects a reduction in profit-related bonus expense which was partially offset by increases in both legal costs and stock-based compensation expense.

Contingent Consideration Liability Adjustment. During the three months ended September 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $3.1 million. This liability was a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements in our 2018 Form 10-K. The increase in the fair value was primarily a result of an increase in the then-projected adjusted EBITDA of Ambrell for 2018. There was no similar adjustment for the three months ended September 30, 2019 as the contingent consideration liability was finalized as of December 31, 2018.

Income Tax Expense. For the three months ended September 30, 2019, we recorded income tax expense of $147,000 compared to $728,000 for the same period in 2018. Our effective tax rate was 19% for the three months ended September 30, 2019 compared to 449% for the same period in 2018. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The higher effective tax rate for the three months ended September 30, 2018 reflects recording the aforementioned increase of $3.1 million in our liability for contingent consideration during that period. This adjustment was not deductible for tax purposes.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Revenues. Net revenues were $47.0 million for the nine months ended September 30, 2019 compared to $60.1 million for the same period in 2018, a decrease of $13.1 million, or 22%. We believe the decrease in our net revenues during the first nine months of 2019 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 48% of net revenues for the nine months ended September 30, 2019 as compared to 51% of net revenues for the same period in 2018. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $493,000 in absolute dollar terms, they represented 16% of net revenues for the nine months ended September 30, 2019 as compared to 13% of net revenues for the same period in 2018. This is a result of not being as fully absorbed by the lower net revenues levels in the first nine months of 2019. The $493,000 decrease in our fixed operating costs primarily reflects a reduction in facility related costs for Ambrell as a result of its relocation in May 2018 and lower levels of outsourced labor in our Thermal segment. These decreases were partially offset by an increase in materials used for service in our Thermal segment and a reduction in the utilization rates at our machine shop in our EMS segment. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs in our Thermal segment for the nine months ended September 30, 2019 as compared to the same period in 2018, reflecting changes in product and customer mix.

Selling Expense. Selling expense was $6.5 million for the nine months ended September 30, 2019 compared to $7.3 million for the same period in 2018, a decrease of $800,000, or 11%. The decrease primarily reflects lower levels of commission expense as a result of the reduction in net revenues. To a lesser extent, there were also reductions in salary and benefits expense in our Thermal segment, reflecting lower headcount, decreased levels of warranty costs, and reduced spending on advertising and travel.

Engineering and Product Development Expense. Engineering and product development expense was $3.8 million for the nine months ended September 30, 2019 compared to $3.7 million for the same period in 2018, an increase of $20,000, or 1%. Higher levels of spending on materials used in new product development and third-party resources used in research and development projects by our Thermal segment were partially offset by decreases in legal fees paid related to our intellectual property.

General and Administrative Expense. General and administrative expense was $10.5 million for the nine months ended September 30, 2019 compared to $9.6 million for the same period in 2018, an increase of $906,000, or 9%. During the nine months ended September 30, 2019, we incurred $683,000 related to an acquisition opportunity which we have decided not to pursue, and $242,000 for costs related to the consolidation of Ambrell’s European operations. There were no similar costs in the same period in 2018. When adjusted to eliminate these costs, general and administrative expense would have been relatively unchanged at $9.6 million in both periods. Decreases in expense for profit-related bonuses were offset by increases in salary and benefits expense, reflecting hiring new employees, higher levels of amortization expense related to intangible assets and an increase in compensation expense related to stock-based awards.

Contingent Consideration Liability Adjustment. During the nine months ended September 30, 2018, we recorded an increase in the fair value of our liability for contingent consideration of $4.1 million. This liability was a result of our acquisition of Ambrell in May 2017 and is discussed further in Notes 3 and 4 to our consolidated financial statements in our 2018 Form 10-K. The increase in the fair value was primarily a result of an increase in the then-projected adjusted EBITDA of Ambrell for the year ending December 31, 2018. There was no similar adjustment for the nine months ended September 30, 2019 as the contingent consideration liability was finalized as of December 31, 2018.

Income Tax Expense. For the nine months ended September 30, 2019, we recorded income tax expense of $358,000 compared to $1.7 million for the same period in 2018. Our effective tax rate was 18% for the nine months ended September 30, 2019 compared to 31% for the same period in 2018. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The higher effective tax rate for the nine months ended September 30, 2018 reflects recording the aforementioned increase of $4.1 million in our liability for contingent consideration during that period. This adjustment was not deductible for tax purposes.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$8,025	$17,861
Working capital	$16,278	$14,203

As of September 30, 2019, $3.6 million, or 45%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents and projected future cash flow to be sufficient to support our short term working capital requirements and other corporate requirements, including any future repurchases of shares made under the 2019 Repurchase Plan (which is discussed more fully in Note 10 to our consolidated financial statements). However, we may need additional financial resources, which could include debt or equity financings, to consummate a significant acquisition if the consideration in such a transaction would require us to utilize a substantial portion of, or an amount equal to or in excess of, our available cash. We do not currently have any credit facilities under which we can borrow to help fund our working capital or other requirements.

Cash Flows

Operating Activities. Net cash used in operations for the nine months ended September 30, 2019 was $9.1 million. During the nine months ended September 30, 2019, we paid the $12.2 million earnout payable that was on our balance sheet at December 31, 2018. This earnout payable was related to the acquisition of Ambrell. For the nine months ended September 30, 2019, we recorded net earnings of $1.6 million. During this same period, we had non-cash charges of $2.4 million for depreciation and amortization that included $952,000 of amortization related to our ROU assets. These ROU assets, and the related operating lease liabilities, were established at January 1, 2019 in connection with the adoption of ASC 842, as discussed further in Notes 2 and 7 to our consolidated financial statements. During the nine months ended September 30, 2019, we also recorded $638,000 of deferred compensation expense related to stock-based awards. During the first nine months of 2019, accounts receivable decreased $1.3 million from the level at December 31, 2018, primarily reflecting the reduced level of shipments in the third quarter of 2019 compared to the level in the fourth quarter of 2018, while inventories and accounts payable increased $1.6 million and $943,000, respectively, primarily reflecting purchasing activity for products with long-lead times. Accrued wages and benefits declined $969,000 during the first nine months of 2019, primarily reflecting the payout of profit-related bonuses that had been accrued at December 31, 2018 on our results for the year. Operating lease liabilities decreased $1.1 million, reflecting payments made under our various lease agreements. Customer deposits and deferred revenue decreased $509,000 during the first nine months of 2019, reflecting changes in the timing of payments received from customers and the recognition of revenue under our contracts with customers.

Investing Activities. During the nine months ended September 30, 2019, purchases of property and equipment were $413,000. We have no significant commitments for capital expenditures for the balance of 2019; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the nine months ended September 30, 2019, we utilized $179,000 to repurchase 39,158 shares of our common stock under the 2019 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2019, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2018 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended September 30, 2019, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1-31(1)	12,000	$4.51	-	-
September 1-30(2)	39,158	$4.54	39,158	$2,822,000
Total	51,158	$4.53	39,158

(1)

All shares were purchased by the Company’s President and Chief Executive Officer, James Pelrin, who may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act. All of the shares were purchased in open market transactions, and none of the shares were purchased by the Company.

(2)

On July 31, 2019, our Board of Directors terminated the 2015 Stock Repurchase Plan which had been authorized on October 27, 2015 and under which we had repurchased a total of 297,020 shares at a cost of $1.2 million. The shares were repurchased between December 2015 and January 2017. All of the repurchased shares were retired.

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, or in privately negotiated transactions pursuant to the 2019 Repurchase Plan. Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash.

As of September 30, 2019, we had repurchased 39,158 shares under the 2019 Repurchase Plan at fair market value of $178,000. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares totaled $1,000.

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

inTEST Corporation

Date:	November 13, 2019	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	November 13, 2019	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer