Form 10-Q
period 2020-03-31
INTEST CORP
filed 2020-05-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q
_____________

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on April 30, 2020:   10,432,823

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,318	$7,612
Trade accounts receivable, net of allowance for doubtful accounts of $210 and $211, respectively	8,052	9,296
Inventories	7,720	7,182
Prepaid expenses and other current assets	686	805
Total current assets	23,776	24,895
Property and equipment:
Machinery and equipment	5,341	5,269
Leasehold improvements	2,423	2,424
Gross property and equipment	7,764	7,693
Less: accumulated depreciation	(5,423)	(5,273)
Net property and equipment	2,341	2,420
Right-of-use assets, net	5,691	4,842
Goodwill	13,738	13,738
Intangible assets, net	13,343	13,654
Restricted certificates of deposit	140	140
Other assets	30	26
Total assets	$59,059	$59,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,299	$1,984
Accrued wages and benefits	1,462	2,007
Accrued professional fees	698	805
Customer deposits and deferred revenue	605	456
Accrued sales commissions	519	442
Current portion of operating lease liabilities	1,303	1,302
Domestic and foreign income taxes payable	660	868
Other current liabilities	470	497
Total current liabilities	8,016	8,361
Operating lease liabilities, net of current portion	4,644	3,794
Contingent liability for repayment of state and local grant funds received	463	463
Deferred tax liabilities	2,170	2,263
Total liabilities	15,293	14,881

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,450,060 and 10,413,982 shares issued, respectively	105	104
Additional paid-in capital	26,368	26,256
Retained earnings	16,862	18,005
Accumulated other comprehensive earnings	635	673
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	43,766	44,834
Total liabilities and stockholders' equity	$59,059	$59,715

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net revenues	$11,230	$18,062
Cost of revenues	6,363	9,226
Gross margin	4,867	8,836

Operating expenses:
Selling expense	2,052	2,374
Engineering and product development expense	1,292	1,284
General and administrative expense	2,884	3,737
Total operating expenses	6,228	7,395

Operating income (loss)	(1,361)	1,441
Other income (expense)	(32)	21

Earnings (loss) before income tax expense (benefit)	(1,393)	1,462
Income tax expense (benefit)	(250)	324

Net earnings (loss)	$(1,143)	$1,138

Net earnings (loss) per common share - basic	$(0.11)	$0.11

Weighted average common shares outstanding - basic	10,220,853	10,385,017

Net earnings (loss) per common share - diluted	$(0.11)	$0.11

Weighted average common shares and common share equivalents outstanding - diluted	10,220,853	10,414,330

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Net earnings (loss)	$(1,143)	$1,138

Foreign currency translation adjustments	(38)	(83)
Comprehensive earnings (loss)	$(1,181)	$1,055

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2020

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)

Balance, March 31, 2020	10,450,060	$105	$26,368	$16,862	$635	$(204)	$43,766

	Three Months Ended March 31, 2019

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-

Balance, March 31, 2019	10,603,335	$106	$26,695	$16,821	$700	$(204)	$44,118

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(1,143)	$1,138
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	791	804
Payment of earnout for 2018 related to Ambrell acquisition	-	(10,048)
Provision for excess and obsolete inventory	171	107
Foreign exchange loss	38	4
Amortization of deferred compensation related to stock-based awards	187	183
Loss on disposal of property and equipment	-	9
Proceeds from sale of demonstration equipment, net of gain	-	43
Deferred income tax benefit	(93)	(89)
Changes in assets and liabilities:
Trade accounts receivable	1,188	374
Inventories	(714)	(737)
Prepaid expenses and other current assets	117	(88)
Other assets	(4)	(6)
Accounts payable	316	721
Accrued wages and benefits	(543)	(1,192)
Accrued professional fees	(105)	182
Customer deposits and deferred revenue	152	(442)
Accrued sales commissions	78	(182)
Operating lease liabilities	(323)	(341)
Domestic and foreign income taxes payable	(207)	258
Other current liabilities	(25)	(173)
Net cash used in operating activities	(119)	(9,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(80)	(141)
Net cash used in investing activities	(80)	(141)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(74)	-
Net cash used in financing activities	(74)	-

Effects of exchange rates on cash	(21)	(54)

Net cash used in all activities	(294)	(9,670)
Cash and cash equivalents at beginning of period	7,612	17,861
Cash and cash equivalents at end of period	$7,318	$8,191

Cash payments for:
Domestic and foreign income taxes	$50	$1,168

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

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we began referring to the broader semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the Semi Market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. We also continue to implement an acquisition strategy that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

COVID-19 Pandemic

In early January 2020, a human infection originating in China was traced to a novel strain of coronavirus, referred to as COVID-19. COVID-19 has subsequently spread to other parts of the world, including the U.S. and Europe, and has caused unprecedented disruptions in the global economy as efforts to contain the spread of COVID-19 have intensified. On March 11, 2020, the World Health Organization (“WHO”) officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by the COVID-19 pandemic. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to the COVID-19 pandemic and the need to contain it. Currently, all of our operations have been deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below.

The impact of the COVID-19 pandemic on our operations is intensified because it is occurring at a time when our business operations have already been negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, has been in a cyclical downturn since the beginning of 2019. This downturn has resulted in significant declines in our net revenues from the Semi Market and contributed to the net loss we recorded in the first quarter of 2020 of $1,143. Our net revenues from the Semi Market for the first quarter of 2020 totaled $5,011 compared to $10,111 in the first quarter of 2019, when the downturn began. We had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was imminent, but the COVID-19 pandemic appears to be impacting this timing. We currently expect that the recovery in the Semi Market may be delayed by as many as two or more quarters. During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the expected delay in the Semi Market recovery, we have been evaluating additional actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary shutdown of our EMS manufacturing facility in Fremont, California in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April. As discussed further in Notes 8 and 13, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment as a result of the COVID-19 pandemic.

As of the date of this filing, our facilities in California and Massachusetts have re-opened and all our other facilities, with the exception of our sales office in Singapore, have remained open. While we do not currently have any further plans for facility closures, if the current pace of the COVID-19 pandemic cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be delayed or interrupted. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, impacted by the COVID-19 pandemic due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  Therefore, the net revenues associated with these aftermarket service and support activities, which typically range from 8% to 10% of our consolidated net revenues, may decline. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations and financial condition. The funds we may draw down from our revolving credit facility under the Agreement may not be sufficient to prevent the need to take further actions such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. To the extent that the COVID-19 pandemic may have a negative impact on our operations, as a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards to protect and ensure the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in these employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following WHO and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which the COVID-19 pandemic may impact our operating results, financial condition, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted as of the time of this filing, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. The adverse effects of the COVID-19 pandemic on our business could be material in future periods.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed on March 23, 2020 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2020 other than those described in Note 1 under “COVID-19 Pandemic” and in Note 13.

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

Revenue is recorded in an amount that reflects the consideration we expect to receive in exchange for those products or services. We do not have any material variable consideration arrangements, or any material payment terms with our customers other than standard payment terms which generally range from net 30 to net 90 days. We generally do not provide a right of return to our customers. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Nature of Products and Services

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications. We sell thermal management products including ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EkoHeat and EasyHeat products. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi Market. We also sell our thermal management products to various other markets including the automotive, defense/aerospace, energy, industrial and telecommunications markets.

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

Product Warranties

In connection with the sale of our products, we generally provide standard one- or two-year product warranties which are detailed in our terms and conditions and communicated to our customers. Our standard warranties are not offered for sale separately from our products; therefore, there is not a separate performance obligation related to our standard warranties. We record estimated warranty expense for our standard warranties at the time of sale based upon historical claims experience. In very limited cases, we offer customers an option to separately purchase an extended warranty for certain of our products. In the case of extended warranties, we recognize revenue in the amount of the sale price for the extended warranty on a straight-line basis over the extended warranty period. We record costs incurred to provide service under an extended warranty at the time the service is provided. Warranty expense is included in selling expense in our consolidated statements of operations.

Refer to Notes 4 and 12 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $171 and $107 for the three months ended March 31, 2020 and 2019, respectively.

Leases

We account for leases in accordance with ASC Topic 842 (Leases) which was effective for us as of January 1, 2019. Upon adoption of ASC Topic 842, we elected the package of practical expedients which included the grandfathering of the lease classification that had been made under prior guidance and, accordingly, we did not re-evaluate any of our leases for classification purposes in connection with the implementation of ASC Topic 842. All our lease contracts are still being treated as operating leases. We do not currently have any lease contracts that meet the criteria to be categorized as financing leases. We did not elect the hindsight practical expedient and therefore did not reevaluate the lease terms that we used under prior guidance. The implementation of ASC Topic 842 had a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of ASC Topic 842 did not have a significant impact on our pattern of expense recognition for any of our multi-year leases.

We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC 842. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any finance leases. We do not have embedded leases nor do we have any initial direct costs related to our lease contracts.

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

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows. Amortization of right of use assets is presented separately from the change in operating lease liabilities and is included in Depreciation and Amortization in our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

See Note 7 for further disclosures regarding our leases.

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we may receive grants totaling up to $550 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we may receive under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of March 31, 2020, we have received $463 in grant funds. We do not expect to receive the remaining $87 of grant funds, as we currently do not expect to increase our number of employees to the level required to receive these funds prior to the expiration of the term of the agreement. As of December 31, 2019, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2019. As of March 31, 2020, we are still not in compliance with these employment targets. We have until December 31, 2020 to come into compliance with the targets as outlined in the waiver received for the year ended December 31, 2019. If we do not achieve compliance, we will need to apply for an additional waiver or we may be required to repay a proportionate share of the proceeds. We have recorded the amounts received under these agreements as a contingent liability on our balance sheet. As time passes, portions of the proceeds will no longer be subject to repayment if we have met the employment requirements of the agreements. Amounts that we are irrevocably entitled to keep will be reclassified to deferred revenue and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March,
	2020	2019
Weighted average common shares outstanding - basic	10,220,853	10,385,017
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	-	29,313
Weighted average common shares and common share equivalents outstanding - diluted	10,220,853	10,414,330

Average number of potentially dilutive securities excluded from calculation	685,667	284,240

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after December 15, 2022. The amendments replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on January 1, 2023. We are currently evaluating the impact the adoption of these amendments will have on our consolidated financial statements.

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

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both March 31, 2020 and December 31, 2019 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2020 are as follows:

Balance - January 1, 2020	$6,944
Amortization	(311)
Balance March 31, 2020	$6,633

The following tables provide further detail about our intangible assets as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,079	$6,401
Technology	600	410	190
Patents	590	548	42
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,447	6,633
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,447	$13,343

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,805	$6,675
Technology	600	380	220
Patents	590	541	49
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,136	6,944
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,136	$13,654

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $311 and $317, respectively, for the three months ended March 31, 2020 and 2019. The following table sets forth the estimated annual amortization expense for each of the next five years:

2020 (remainder)	$923
2021	$1,226
2022	$1,167
2023	$1,067
2024	$980

Assessment for Impairment of Goodwill and Long-Lived Assets

As discussed in Note 2, goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Long-lived assets are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of recent market conditions and trends, including the significant impact of the ongoing COVID-19 pandemic on the global economy, we performed a qualitative review of facts and circumstances to determine whether it was more likely than not that our goodwill or long-lived assets were impaired and if, as a result, a quantitative impairment assessment was required to be performed as of March 31, 2020. Our review included identifying and weighting the significant factors that have impacted our business operations in recent months, both positively and negatively. We considered the nature of these factors, including whether they were ongoing and related to our core business and markets, or non-recurring and reflected macro-economic or global events that are not directly related to our core business and markets. As a result of our qualitative review, we determined that is was more likely than not that our goodwill and long-lived assets were not impaired and, therefore, no quantitative assessment for impairment was required and, thus not performed, as of March 31, 2020. As a result of the ongoing uncertainty surrounding the impact of the COVID-19 pandemic on our operations, we expect to perform similar qualitative reviews at various points throughout the balance of 2020. There can be no assurance that we will be able to continue to conclude that it is more likely than not that our goodwill and long-lived assets are not impaired. We may determine that we need to perform a quantitative assessment for impairment at some point prior to the fourth quarter, when our annual assessment typically occurs. Such a quantitative assessment could result in a determination that an impairment exists which would result in recording an impairment charge. The amount of any such impairment charge could be material. Any future impairment charge recorded could materially adversely impact our balance sheet and results of operations and could result in our being unable to borrow funds that would otherwise be available under our revolving credit facility discussed in Notes 1, 8 and 13.

(4)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2020	2019
Net revenues by customer type:
End user	$9,922	$16,037
OEM/Integrator	1,308	2,025
	$11,230	$18,062

Net revenues by product type:
Thermal test	$4,147	$4,967
Thermal process	3,748	6,009
Semiconductor production test	1,825	5,284
Service/other	1,510	1,802
	$11,230	$18,062

Net revenues by market:
Semiconductor	$5,011	$10,111
Industrial	4,227	5,946
Defense/aerospace	1,408	982
Telecommunications	411	593
Other non-semiconductor markets	173	430
	$11,230	$18,062

There was not a significant change in the amount of the allowance for doubtful accounts for the three months ended March 31, 2020.

(5)	MAJOR CUSTOMERS

During the three months ended March 31, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the three months ended March 31, 2019, Texas Instruments Incorporated accounted for 16% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2019.

(6)	INVENTORIES

Inventories held at March 31, 2020 and December 31, 2019 were comprised of the following:

	March 31, 2020	December 31, 2019
Raw materials	$5,471	$5,369
Work in process	1,109	949
Inventory consigned to others	46	54
Finished goods	1,094	810
Total inventories	$7,720	$7,182

(7)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2028. Total operating lease and short-term lease costs for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019

Operating lease cost	$392	$366
Short-term lease cost	$12	$13

The following is additional information about our leases as of March 31, 2020:

Range of remaining lease terms (in years)	0.8	to	8.1
Weighted average remaining lease term (in years)			5.5
Weighted average discount rate			4.8%

Maturities of lease liabilities as of March 31, 2020 were as follows:

2020 (remainder)	$1,168
2021	1,252
2022	1,089
2023	1,106
2024	1,140
Thereafter	1,012
Total lease payments	$6,767
Less imputed interest	(820)
Total	$5,947

Supplemental Cash Flow Information

Total amortization of right of use assets for the three months ended March 31, 2020 and 2019 was $325 and $306, respectively.

During the three months ended March 31, 2020, we recorded a non-cash increase in our ROU assets and operating lease liabilities as a result of a modification of the lease for our EMS facility in Fremont, California. On January 23, 2020, we executed an amendment to this lease, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176.

During the three months ended March 31, 2019, we recorded a non-cash decrease in our ROU assets and operating lease liabilities as a result of a modification of the lease for Ambrell’s U.K. facility. This lease had an original term of 15 years, which extended through August 2029. The lease included the option to terminate the lease at specified points in time without penalty. We exercised this option in March 2019, and the lease expired in September 2019. At the effective date of this modification, we recorded a reduction in our ROU assets and operating lease liabilities of approximately $486.

(8)	DEBT

Letters of Credit

We have issued letters of credit as security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration.

Our outstanding letters of credit at March 31, 2020 and December 31, 2019 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	March 31, 2020	December 31, 2019
Mt. Laurel, NJ	3/29/2010	4/30/2021	4/30/2021	$90	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$140

Line of Credit

As discussed in Note 1 and described more fully in Note 13, on April 10, 2020, we entered into the Agreement with M&T. Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility, guaranteed by our subsidiaries. This facility was put in place to provide us with additional liquidity in response to the current business environment, as a result of the COVID-19 pandemic.

(9)	STOCK-BASED COMPENSATION

As of March 31, 2020, we have unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2019 Form 10-K.

As of March 31, 2020, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,791. The weighted average period over which this expense is expected to be recognized is 2.7 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2020 and 2019, respectively, related to stock-based compensation:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$-	$-
Selling expense	3	-
Engineering and product development expense	10	3
General and administrative expense	174	180
	$187	$183

There was no stock-based compensation expense capitalized in the three months ended March 31, 2020 or 2019.

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

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2020	165,031	$6.55
Granted	58,160	3.69
Vested	(44,300)	5.42
Forfeited	(8,315)	6.10
Unvested shares outstanding, March 31, 2020	170,576	5.69

The total fair value of the shares that vested during the three months ended March 31, 2020 and 2019 was $155 and $239, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.48%	2.49%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.43	.41
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2020 and 2019 was $1.55 and $3.13, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2020 (87,900 exercisable)	506,810	$6.89
Granted	66,300	3.69
Exercised	-	-
Forfeited	(24,790)	6.10
Options outstanding, March 31, 2020 (172,525 exercisable)	548,320	6.54

(10)	STOCK REPURCHASE PLAN

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the quarter ended March 31, 2020, we repurchased 13,767 under the 2019 Repurchase Plan at a cost of $74, including fees paid to our broker. Through March 31, 2020, we have repurchased a total of 243,075 shares under the 2019 Repurchase Plan at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan.

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC (“EMS LLC”), Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation (“Silicon Valley”) who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2020 and 2019, expense under the plan was $165 and $190, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three months ended March 31, 2020 and 2019, expense under the plan was $17 and $23, respectively.

(12)	SEGMENT INFORMATION

We have two reportable segments, Thermal and EMS, which are also our reporting units. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support. EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the Semi Market, including the automotive, defense/aerospace, energy, industrial, telecommunications and other markets.

	Three Months Ended March 31,
	2020	2019
Net Revenues:
Thermal	$9,334	$12,634
EMS	1,896	5,428
	$11,230	$18,062
Earnings (loss) before income tax expense (benefit):
Thermal	$(426)	$1,144
EMS	(1,004)	1,047
Corporate	37	(729)
	$(1,393)	$1,462
Net earnings (loss):
Thermal	$(350)	$891
EMS	(824)	815
Corporate	31	(568)
	$(1,143)	$1,138

	March 31, 2020	December 31, 2019
Identifiable assets:
Thermal	$51,223	$51,621
EMS	7,076	7,319
Corporate	760	775
	$59,059	$59,715

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2020	2019
Net revenues:
U.S.	$5,719	$6,810
Foreign	5,511	11,252
	$11,230	$18,062

	March 31, 2020	December 31, 2019
Property and equipment:
U.S.	$2,062	$2,163
Foreign	279	257
	$2,341	$2,420

(13)	SUBSEQUENT EVENTS

Line of Credit

As previously mentioned in Notes 1 and 8, on April 10, 2020 (the “Closing Date”), we entered into the Agreement with M&T. Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility under which our domestic subsidiaries, Ambrell, EMS LLC, Temptronic and Silicon Valley, are guarantors (collectively, the “Guarantors”). The revolving credit facility has a 364-day contract period that began on the Closing Date and expires on April 9, 2021 (the “Contract Period”). The principal balance of the revolving credit facility will accrue interest at the LIBOR rate plus 2.5%. In the event the current LIBOR rate is no longer available or representative, the Agreement includes a mechanism for providing an alternate benchmark. Interest payments are due on a monthly basis, and principal payments are due, along with any accrued and unpaid interest thereon, on the earlier of (a) the expiration of the Contract Period, or (b) on demand if a continued event of default occurs.

The Agreement contains customary default provisions including, but not limited to, the failure by us to repay obligations when due, violation of provisions or representations provided in the Agreement, bankruptcy of inTEST Corporation, suspension of the business of inTEST Corporation or any of our subsidiaries and certain material judgments. After expiration of the Contract Period, or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate.

Our obligations under the Agreement are secured by liens on substantially all our tangible and intangible assets that are owned as of the Closing Date, as defined in the Agreement, or acquired thereafter.

The Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of assets to liabilities and a fixed charge coverage ratio.

This facility was put in place to provide us with additional liquidity in response to the current business environment, as a result of the COVID-19 pandemic. As of the date of this filing, we have drawn down $2,800 on our revolving credit facility.

Paycheck Protection Program Loans

On April 16, 2020, we entered into a Term Note (the “Company PPP Note”) with M&T pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). Our wholly owned subsidiaries, Ambrell, EMS LLC, Temptronic and Silicon Valley (collectively with the Company, the “Borrowers”), each also entered a Term Note with M&T (each, a “PPP Note” and collectively with the Company PPP Note, the “PPP Notes”) pursuant to the PPP of the CARES Act.  Each of the PPP Notes was dated April 16, 2020, except for the EMS LLC PPP Note, which was dated April 14, 2020. The total principal amount of the PPP Notes was $2,829.

The Borrowers intended to use the proceeds of the PPP Notes for certain qualified expenses, including payroll costs, rent and utility costs in accordance with the relevant terms and conditions of the PPP under the CARES Act. Interest accrued on each of the PPP Notes at the rate of 1.00% per annum. Subject to any forgiveness under the PPP, each of the PPP Notes were to mature two years following the date of issuance of the PPP Note and included a period for the first six months during which time required payments of interest and principal were to be deferred. Beginning on the seventh month following the date of the PPP Notes, each Borrower was required to make 18 monthly payments of principal and interest. The PPP Notes could be prepaid at any time prior to maturity with no prepayment penalties. The PPP Notes provide for customary events of default, including, among others, those relating to failure to make payments, bankruptcy, breaches of representations and material adverse effects. The Borrowers did not provide any collateral or guarantees for the PPP Notes.

The Borrowers applied for the PPP Notes in good faith after carefully reviewing the Borrowers’ financial condition, and the economic impact and uncertainty caused by the COVID-19 pandemic and determining that at that time the funds were necessary to maintain ongoing operations. Due to the new and changing guidance and statements from the SBA and U.S. Department of Treasury issued after the Borrowers applied for and entered into the PPP Notes, the Borrowers determined that they would repay the PPP Notes. Accordingly, on May 5, 2020, in light of the SBA’s new guidance, the Borrowers repaid the full amount of the PPP Notes to M&T along with the applicable interest.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report and management’s discussion and analysis (“MD&A”) contain statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “plans,” “projects,” “forecasts,” “outlook,” or “anticipates” or similar terminology. See “Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report and MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time include, but are not limited to, the impact of the COVID-19 pandemic on our business, liquidity, financial condition and results of operations, including as a result of evolving public health requirements in response to the COVID-19 pandemic such as government mandated facility closures, availability of employees, supply chain and distribution constraints, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve, customers’ inability or refusal to accept product deliveries and the sufficiency of the revolving credit facility to address the impact of the COVID-19 pandemic; indications of a change in the market cycles in the Semi Market or other markets we serve including as a result of the COVID-19 pandemic; changes in business conditions and general economic conditions both domestically and globally including as a result of the COVID-19 pandemic; changes in the demand for semiconductors, generally and as a result of the COVID-19 pandemic; the success of our strategy to diversify our business by entering markets outside the Semi Market; the possibility of future acquisitions or dispositions and the successful integration of any acquired operations; the ability to borrow funds or raise capital to finance major potential acquisitions; changes in the rates of, and timing of, capital expenditures by our customers including as a result of the COVID-19 pandemic; progress of product development programs; increases in raw material and fabrication costs associated with our products including as a result of the COVID-19 pandemic; and other risk factors included in Part I, Item 1A - "Risk Factors" in our 2019 Form 10-K and Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q. Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A.

COVID-19 Pandemic

In early January 2020, a human infection originating in China was traced to a novel strain of coronavirus, referred to as COVID-19. COVID-19 has subsequently spread to other parts of the world, including the U.S. and Europe, and has caused unprecedented disruptions in the global economy as efforts to contain the spread of COVID-19 have intensified. On March 11, 2020, the WHO officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by the COVID-19 pandemic. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to the COVID-19 pandemic and the need to contain it. Currently, all of our operations have been deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below. The impact of the COVID-19 pandemic on our operations is intensified because it is occurring at a time when our business operations have already been negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, has been in a cyclical downturn since the beginning of 2019. This downturn has resulted in significant declines in our net revenues from the Semi Market and contributed to the net loss we recorded in the first quarter of 2020 of $1.1 million. Our net revenues from the Semi Market for the first quarter of 2020 totaled $5.0 million compared to $10.1 million in the first quarter of 2019, when the downturn began. We had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was imminent, but the COVID-19 pandemic appears to be impacting this timing. We currently expect that the recovery in the Semi Market may be delayed by as many as two or more quarters. During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the expected delay in the Semi Market recovery, we have been evaluating additional actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary shutdown of our EMS manufacturing facility in Fremont, California in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April.

As discussed further in Notes 1, 8 and 13 to our consolidated financial statements, on April 10, 2020, we entered into the Agreement with M&T. Under the terms of the Agreement, M&T has provided us with a $7.5 million revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment, as a result of the COVID-19 pandemic.

As of the date of this filing, our facilities in California and Massachusetts have re-opened and all our other facilities, with the exception of our sales office in Singapore, have remained open. While we do not currently have any further plans for facility closures, if the current pace of the COVID-19 pandemic cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be delayed or interrupted. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, impacted by the COVID-19 pandemic due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  Therefore, the net revenues associated with these aftermarket service and support activities, which typically range from 8% to 10% of our consolidated net revenues, may decline. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations and financial condition. The funds we may draw down from our revolving credit facility under the Agreement may not be sufficient to prevent the need to take further actions such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. To extent that the COVID-19 pandemic may have a negative impact on our operations, as a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been and will continue to be materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards to protect and ensure the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in these employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following WHO and CDC recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which the COVID-19 pandemic may impact our operating results, financial condition, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted as of the time of this filing, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. The adverse effects of the COVID-19 pandemic on our business could be material in future periods.

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications. We manage our business as two operating segments: Thermal Products (“Thermal”) and Electromechanical Semiconductor Products (“EMS”). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

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

Markets

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which included all of the other markets we serve). In the second quarter of 2019, we began referring to the semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” While the Semi Market represents the historical roots of inTEST and remains a very important component of our business, Multimarket is where we have focused our strategic growth efforts in the last several years. Our goal has been to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. It is important to note that business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications. Prior to the acquisition of Ambrell in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market, but since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has reduced our dependence on customers in the Semi Market. We expect that our future orders and net revenues will be approximately equally split between the Semi Market and Multimarket.

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

While the majority of our orders and net revenues are derived from the Semi Market, and our operating results generally follow the overall trend in the Semi Market, in any given period we may experience anomalies that cause the trend in our net revenues to deviate from the overall trend in the Semi Market. We believe that these anomalies may be driven by a variety of factors within the Semi Market, including, for example, changing product requirements, longer periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the Semi Market is not consistent for each of our operating segments or for any given product within a particular operating segment. This inconsistency in demand can be driven by a number of factors but, in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

As previously mentioned, as part of our ongoing strategy to reduce the impact of Semi Market volatility on our business operations, we continue to diversify our served markets to address the thermal test and thermal process requirements of several other markets outside the Semi Market. These include the automotive, defense/aerospace, energy, industrial, telecommunications and other markets, which we refer to as Multimarket. We believe that these markets usually are less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and therefore do not anticipate developing meaningful market shares in most of these markets.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2020	2019	$	%	2019	$	%
Orders:
Thermal	$10,499	$8,821	$1,678	19%	$8,682	$1,817	21%
EMS	3,277	3,074	203	7%	2,458	819	33%
	$13,776	$11,895	$1,881	16%	$11,140	$2,636	24%

Semi Market	$6,692	$5,573	$1,119	20%	$4,612	$2,080	45%
Multimarket	7,084	6,322	762	12%	6,528	556	9%
	$13,776	$11,895	$1,881	16%	$11,140	$2,636	24%

Total consolidated orders for the three months ended March 31, 2020 were $13.8 million compared to $11.9 million for the same period in 2019 and $11.1 million for the three months ended December 31, 2019. Orders from customers in Multimarket for the three months ended March 31, 2020 were $7.1 million, or 51% of total consolidated orders, compared to $6.3 million, or 53% of total consolidated orders for the same period in 2019 and $6.5 million or 59% of total consolidated orders for the three months ended December 31, 2019.

We believe that the increases in our consolidated orders during the three months ended March 31, 2020 as compared to the same period in 2019 and to the three months ended December 31, 2019 reflect the end of the downturn in the Semi Market, where approximately half of our business is derived. This downturn began in the first quarter of 2019. However, as previously discussed in the MD&A, we expect that the COVID-19 pandemic will impact the timing of this recovery. We currently expect that the recovery in the Semi Market may be delayed by as many as two quarters. Orders were also affected by increased demand in Multimarket, specifically the defense/aerospace and industrial markets.

At March 31, 2020, our backlog of unfilled orders for all products was approximately $8.1 million compared with approximately $7.2 million at March 31, 2019 and $5.5 million at December 31, 2019. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2020. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2020	2019	$	%	2019	$	%
Net revenues:
Thermal	$9,334	$12,634	$(3,300)	(26)%	$10,048	$(714)	(7)%
EMS	1,896	5,428	(3,532)	(65)%	3,566	(1,670	(47%
	$11,230	$18,062	$(6,832)	(38)%	$13,614	$(2,384)	(18)%

Semi Market	$5,011	$10,111	$(5,100)	(50)%	$6,075	$(1,064)	(18)%
Multimarket	6,219	7,951	(1,732)	(22)%	7,539	(1,320)	(18)%
	$11,230	$18,062	$(6,832)	(38)%	$13,614	$(2,384)	(18)%

Total consolidated net revenues for the three months ended March 31, 2020 were $11.2 million compared to $18.1 million for the same period in 2019 and $13.6 million for the three months ended December 31, 2019. We believe the decrease in our consolidated net revenues as compared to the same period in 2019 primarily reflects the aforementioned downturn in the Semi Market, which we believe is coming to an end based on recent increases we have experienced in our order levels, as discussed under the Orders and Backlog section above. However, also as discussed under Orders and Backlog, we believe the ongoing COVID-19 pandemic may slow the pace of the recovery in the Semi Market by as many as two or more quarters. The reduced net revenues in Multimarket reflect weaker demand from customers in the industrial market which was partially offset by an increase in net revenues from customers in the defense/aerospace market.

Net revenues from customers in Multimarket for the three months ended March 31, 2020 were $6.2 million, or 55% of total consolidated net revenues, compared to $8.0 million, or 44% of total consolidated net revenues for the same period in 2019 and $7.5 million or 55% of total consolidated orders for the three months ended December 31, 2019.

Results of Operations

The results of operations for our two operating segments are generally affected by the same factors described in the Overview and COVID-19 Pandemic sections above. Separate discussions and analyses for each segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each segment where significant to an understanding of that segment.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Revenues. Net revenues were $11.2 million for the three months ended March 31, 2020 compared to $18.1 million for the same period in 2019, a decrease of $6.8 million, or 38%. We believe the decrease in our net revenues during the first quarter of 2020 primarily reflects the factors previously discussed in the Overview and COVID-19 Pandemic sections.

Gross Margin. Our consolidated gross margin was 43% of net revenues for the three months ended March 31, 2020 as compared to 49% of net revenues for the same period in 2019. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs. Although our fixed operating costs decreased $293,000 in absolute dollar terms, they represented 22% of net revenues for the three months ended March 31, 2020 as compared to 15% of net revenues for the same period in 2019. This is a result of our fixed operating costs not being as fully absorbed by the lower net revenues levels in the first three months of 2020. The $293,000 decrease in our fixed operating costs primarily reflects decreased salary and benefits expense and a reduction in materials used in operations and service for our Thermal segment.

Selling Expense. Selling expense was $2.1 million for the three months ended March 31, 2020 compared to $2.4 million for the same period in 2019, a decrease of $322,000, or 14%. The decrease primarily reflects lower levels of commissions in our EMS segment as a result of the lower net revenue levels achieved for the three months ended March 31, 2020 compared to the same period in 2019. To a lesser extent, we also had a reduction in consolidated warranty costs in our Thermal segment, reflecting both lower levels of revenue under warranty as well as an improvement in warranty claims experience.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.3 million for both the three months ended March 31, 2020 and 2019. There were no significant changes in any of the components of engineering and product development expense.

General and Administrative Expense. General and administrative expense was $2.9 million for the three months ended March 31, 2020 compared to $3.7 million for the same period in 2019, a decrease of $853,000, or 23%. The expense for the three months ended March 31, 2019 included $352,000 of expense related to an acquisition which we later decided not to pursue. There was no similar expense in the three months ended March 31, 2020. The decrease also reflects lower levels of profit based bonus accruals and a reduction in the level of fees paid to third party professionals who assist us in a variety of strategic and compliance related matters.

Income Tax Expense (Benefit). For the three months ended March 31, 2020, we recorded an income tax benefit of $250,000 compared to income tax expense of $324,000 for the same period in 2019. Our effective tax rate was 18% for the three months ended March 31, 2020 compared to 22% for the same period in 2019. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$7,318	$7,612
Working capital	$15,760	$16,534

As of March 31, 2020, $2.2 million, or 30%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing availability under our revolving credit facility to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility under the Agreement is discussed in Notes 1, 8 and 13 to our consolidated financial statements. Should the impact of the COVID-19 pandemic on our operations, including the disruption to our business caused by potential future closures of our facilities, be more significant than we currently anticipate, we may need additional financial resources, including additional debt or equity financings. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Cash Flows

Operating Activities. For the three months ended March 31, 2020, we recorded a net loss of $1.1 million and our net cash used in operations was $119,000. During this same period, we had non-cash charges of $791,000 for depreciation and amortization which included $325,000 of amortization related to our right-of-use assets. During the three months ended March 31, 2020, we also recorded $187,000 for amortization of deferred compensation expense related to stock-based awards. Accounts receivable decreased $1.2 million during the three months ended March 31, 2020, reflecting collections and reduced net revenues in the first quarter, while inventories and accounts payable increased $714,000 and $316,000, respectively, reflecting the recent increase in order levels. Accrued wages and benefits declined $543,000 during the first three months of 2020, primarily reflecting the payout profit-related bonuses that had been accrued at December 31, 2019 on our results for 2019.

Investing Activities. During the three months ended March 31, 2020, purchases of property and equipment were $80,000. We have no significant commitments for capital expenditures for the balance of 2020; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. During the three months ended March 31, 2020, we utilized $74,000 to repurchase 13,767 shares of our common stock under the 2019 Repurchase Plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2020, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2019 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, including impacts of COVID-19. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue monitoring and assessing any impacts from COVID-19 on our internal controls.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2019 Form 10-K filed with the Securities and Exchange Commission on March 23, 2020. There have been no changes from the risk factors set forth in our 2019 Form 10-K, except for the addition of the following:

Our business, results of operations and financial condition and the market price of our common stock have been and will continue to be adversely affected by the COVID-19 pandemic.

In early January 2020, a human infection originating in China was traced to a novel strain of coronavirus, referred to as COVID-19. COVID-19 has subsequently spread to other parts of the world, including the U.S. and Europe, and has caused unprecedented disruptions in the global economy as efforts to contain the spread of COVID-19 have intensified. On March 11, 2020, the WHO officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by the COVID-19 pandemic. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to the COVID-19 pandemic and the need to contain it. We have carefully reviewed all rules, regulations, and orders and responded accordingly. Currently, all of our operations have been deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications.

The impact of the COVID-19 pandemic on our operations is intensified because it is occurring at a time when our business operations have already been negatively affected by a global downturn in the Semi Market. We currently expect that the recovery in the Semi Market may be delayed. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, impacted by the COVID-19 pandemic due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.

If the impact of the COVID-19 pandemic is more significant than we currently expect, on top of downturns in the Semi Market, our business operations could be delayed or interrupted. We may determine that we need to take actions to reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. These actions may include staff reductions, facility closures or other adjustments as we deem necessary. These actions may not be successful in reducing our cost structure sufficiently and we may experience further losses or a reduced level of liquidity which could negatively impact our ability to operate our business. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments could include additional facility closures which could negatively impact our ability to operate our business.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from the COVID-19 pandemic. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. Delays in receipt of materials or price increases in the future could have a material negative impact on our business, results of operations and financial condition.

As a result of the COVID-19 pandemic, a significant number of employees have been authorized to work from home. However, the process of working remotely may result in these employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. There can be no assurances that we can avoid one of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The adverse effects of the COVID-19 pandemic on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close additional facilities and limit or cease manufacturing operations for extended periods of time. We could experience delays in receipt of customer orders, cancellation or postponement of existing orders and/or our ability to fulfill orders placed with us within the order’s specified timeline and for the cost we estimated when we accepted the order may be negatively affected. This could lead to a reduction in revenue and/or an increase in our cost of revenues in future periods and could have a material adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has also led to extreme volatility in capital markets and has adversely affected, and may continue to adversely affect, the market price of our common stock.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the time of this filing, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. As a result of any negative impact of the COVID-19 pandemic on our business, results of operations, and financial condition, we may determine that our goodwill and long-lived assets are impaired which would result in recording an impairment charge. The amount of any such impairment charge could be material.

The terms and covenants relating to our revolving credit facility could adversely impact our financial performance and liquidity, and thus we may need additional financial resources to maintain our liquidity.

Our revolving credit facility contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our revolving credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, due to the industry in which we operate, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all.  In addition, should the impact of the COVID-19 pandemic on our operations, including the disruption to our business caused by potential future closures of our facilities, be more significant than we currently anticipate, we may need additional financial resources, including additional debt or equity financings. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of our common stock during the three months ended March 31, 2020, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31	-	$-	-	-
February 1-29(1)	9,306	$5.50	9,306	$1,813,000
March 1-31(1)	4,461	$5.00	4,461	$1,791,000
Total	13,767	$5.35	13,767

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

Through March 31, 2020, we had repurchased 243,075 shares under the 2019 Repurchase Plan at fair market value of $1.2 million. All of the repurchased shares were retired. Fees paid to our broker related to the repurchase of these shares totaled $6,000.

On March 2, 2020, our Board of Directors authorized the suspension of all repurchases under the 2019 Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Second Amendment to Standard Industrial Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC (1)
10.2	Loan and Security Agreement among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank dated April 10, 2020. (2)
10.3

Patents, Trademarks, Copyrights and Licenses Security Agreement, dated April 10, 2020, by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (2)

10.4	Surety Agreement, dated April 10, 2020, by Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (2)
10.5	Revolver Note, dated April 10, 2020. (2)
10.6*	Amended and Restated Change of Control Agreement dated April 29, 2020 between the Company and James Pelrin.
10.7*	Amended and Restated Change of Control Agreement dated April 29, 2020 between the Company and Hugh T. Regan, Jr.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated January 23, 2020, File No. 001-36117, filed January 28, 2020, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 2020, File No. 001-36117, filed April 15, 2020, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 13, 2020	/s/ James Pelrin
James Pelrin President and Chief Executive Officer

Date:	May 13, 2020	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer