Form 10-Q
period 2020-06-30
INTEST CORP
filed 2020-08-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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
YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2020:   10,439,573

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,424	$7,612
Trade accounts receivable, net of allowance for doubtful accounts of $210 and $211, respectively	9,457	9,296
Inventories	7,930	7,182
Prepaid expenses and other current assets	445	805
Total current assets	25,256	24,895
Property and equipment:
Machinery and equipment	5,452	5,269
Leasehold improvements	2,424	2,424
Gross property and equipment	7,876	7,693
Less: accumulated depreciation	(5,581)	(5,273)
Net property and equipment	2,295	2,420
Right-of-use assets, net	5,365	4,842
Goodwill	13,738	13,738
Intangible assets, net	13,034	13,654
Restricted certificates of deposit	140	140
Other assets	30	26
Total assets	$59,858	$59,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,618	$1,984
Accrued wages and benefits	1,873	2,007
Accrued professional fees	740	805
Customer deposits and deferred revenue	670	456
Accrued sales commissions	483	442
Current portion of operating lease liabilities	1,237	1,302
Domestic and foreign income taxes payable	768	868
Other current liabilities	401	497
Total current liabilities	8,790	8,361
Operating lease liabilities, net of current portion	4,383	3,794
Deferred tax liabilities	2,054	2,263
Other liabilities	452	463
Total liabilities	15,679	14,881

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,459,150 and 10,413,982 shares issued, respectively	105	104
Additional paid-in capital	26,576	26,256
Retained earnings	17,032	18,005
Accumulated other comprehensive earnings	670	673
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,179	44,834
Total liabilities and stockholders' equity	$59,858	$59,715

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$13,275	$14,352	$24,505	$32,414
Cost of revenues	7,208	7,633	13,571	16,859
Gross margin	6,067	6,719	10,934	15,555
Operating expenses:
Selling expense	1,761	2,087	3,813	4,461
Engineering and product development expense	1,217	1,208	2,509	2,492
General and administrative expense	2,888	3,718	5,772	7,455

Total operating expenses	5,866	7,013	12,094	14,408

Operating income (loss)	201	(294)	(1,160)	1,147
Other income (loss)	(18)	(6)	(50)	15
Earnings (loss) before income tax expense (benefit)	183	(300)	(1,210)	1,162
Income tax expense (benefit)	13	(113)	(237)	211

Net earnings (loss)	$170	$(187)	$(973)	$951

Net earnings (loss) per common share - basic	$0.02	$(0.02)	$(0.10)	$0.09

Weighted average common shares outstanding - basic	10,252,490	10,411,276	10,236,672	10,398,147

Net earnings (loss) per common share - diluted	$0.02	$(0.02)	$(0.10)	$0.09

Weighted average common shares and common share equivalents outstanding - diluted	10,258,917	10,411,276	10,236,672	10,419,914

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net earnings (loss)	$170	$(187)	$(973)	$951

Foreign currency translation adjustments	35	59	(3)	(24)

Comprehensive earnings (loss)	$205	$(128)	$(976)	$927

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)
Balance, March 31, 2020	10,450,060	105	26,368	16,862	635	(204)	43,766

Net earnings	-	-	-	170	-	-	170
Other comprehensive earnings	-	-	-	-	35	-	35
Amortization of deferred compensation related to stock-based awards	-	-	208	-	-	-	208
Issuance of unvested shares of restricted stock	15,840	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(6,750)	-	-	-	-	-	-

Balance, June 30, 2020	10,459,150	$105	$26,576	$17,032	$670	$(204)	$44,179

	Six Months Ended June 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-
Balance, March 31, 2019	10,603,335	106	26,695	16,821	700	(204)	44,118

Net loss	-	-	-	(187)	-	-	(187)
Other comprehensive income	-	-	-	-	59	-	59
Amortization of deferred compensation related to stock-based awards	-	-	213	-	-	-	213
Issuance of unvested shares of restricted stock	35,380	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(12,325)	-	-	-	-	-	-

Balance, June 30, 2019	10,626,390	$106	$26,908	$16,634	$759	$(204)	$44,203

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(973)	$951
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,584	1,598
Payment of earnout for 2018 related to Ambrell acquisition	-	(12,167)
Provision for excess and obsolete inventory	305	243
Foreign exchange loss	37	17
Amortization of deferred compensation related to stock-based awards	395	396
Loss on disposal of property and equipment	-	17
Proceeds from sale of demonstration equipment, net of gain	-	59
Deferred income tax benefit	(209)	(189)
Changes in assets and liabilities:
Trade accounts receivable	(205)	1,364
Inventories	(1,054)	(908)
Prepaid expenses and other current assets	359	132
Restricted certificates of deposit	-	35
Other assets	(4)	(1)
Accounts payable	635	626
Accrued wages and benefits	(133)	(941)
Accrued professional fees	(63)	104
Customer deposits and deferred revenue	217	(542)
Accrued sales commissions	41	(189)
Operating lease liabilities	(652)	(668)
Domestic and foreign income taxes payable	(100)	5
Other current liabilities	(94)	(156)
Other liabilities	(5)	263
Net cash provided by (used in) operating activities	81	(9,951)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(190)	(298)
Net cash used in investing activities	(190)	(298)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loans	2,829	-
Repayments of Paycheck Protection Program loans	(2,829)	-
Proceeds from revolving credit facility	2,800	-
Repayments of revolving credit facility	(2,800)	-
Repurchases of common stock	(74)	-
Net cash used in financing activities	(74)	-

Effects of exchange rates on cash	(5)	(18)

Net cash used in all activities	(188)	(10,267)
Cash and cash equivalents at beginning of period	7,612	17,861
Cash and cash equivalents at end of period	$7,424	$7,594

Cash payments for:
Domestic and foreign income taxes	$73	$396

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

COVID-19 Pandemic

In early January 2020, a human infection was traced to a novel strain of coronavirus, referred to as “COVID-19”. COVID-19 has subsequently spread to virtually all parts of the world and has caused massive disruptions in the global economy. On March 11, 2020, the World Health Organization (“WHO”) officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by COVID-19. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of July 2020, all of the states in which we operate had begun the process of re-opening to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. Despite these changes, all of our operations remain deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below.

The impact of COVID-19 on our operations has been intensified because it has occurred and continues during a time when our business operations continue to be negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, has been in a cyclical downturn since the beginning of 2019. This downturn has resulted in significant declines in our net revenues from the Semi Market and contributed to the net loss we recorded in the first half of 2020 of $973. Our net revenues from the Semi Market for the first half of 2020 totaled $11,869 compared to $17,752 in the first half of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was imminent. However, COVID-19 impacted this timing, and, as a result, the recovery in the Semi Market has been delayed by at least a quarter, if not more. Although we have seen increasing order rates from our customers in the Semi Market during the second quarter of 2020, there can be no assurance that this will continue, in particular, if the spread of COVID-19 is not further contained and the global economy continues to be negatively impacted.

During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the delay in the Semi Market recovery discussed above and the impacts of COVID-19 on our operations, we have taken actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary closure of our EMS manufacturing facility in Fremont, California for approximately three weeks beginning in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April. As discussed further in Note 8, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment as a result of COVID-19.

As of the date of the filing of this report, all of our facilities are open. While we do not currently have any further plans for facility closures, if the current pace of COVID-19 cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be further interrupted. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, adversely impacted by COVID-19 due to travel restrictions which continue to exist in some locations and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  Therefore, the net revenues associated with these aftermarket service and support activities, which typically range from 8% to 10% of our consolidated net revenues, may continue to be depressed. If the spread of the virus cannot be contained, government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations and financial condition. The funds we may be able to draw down under the Agreement may not be sufficient to prevent the need to take further actions, such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. As a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards designed to protect the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in those employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following WHO and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one or more of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which COVID-19 may impact our operating results, financial condition, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted as of the date of the filing of this report, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. The adverse effects of COVID-19 on our business could be material in future periods.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) filed on March 23, 2020 with the Securities and Exchange Commission ("SEC").

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2020 other than those described in Note 1 under “COVID-19 Pandemic” and in Note 13.

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

Revenue Recognition

We recognize revenue in accordance with the guidance in ASC Topic 606 (Revenue from Contracts with Customers). We recognize revenue for the sale of products or services when our performance obligations under the terms of a contract with a customer are satisfied and control of the product or service has been transferred to the customer. Generally, this occurs when we ship a product or perform a service. In certain cases, recognition of revenue is deferred until the product is received by the customer or at some other point in the future when we have determined that we have satisfied our performance obligations under the contract. Our contracts with customers may include a combination of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. In addition to the sale of products and services, we also lease certain of our equipment to customers under short-term lease agreements. We recognize revenue from equipment leases on a straight-line basis over the lease term.

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

Nature of Products and Services

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications. We sell thermal management products including ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EKOHEAT and EASYHEAT products. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. We provide post-warranty service and support for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi Market. We also sell our thermal management products to various other markets including the automotive, defense/aerospace, energy, industrial and telecommunications markets.

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

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on set percentages of the selling price of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our balance sheets.

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

See Notes 4 and 12 for further information about our revenue from contracts with customers.

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

Leases

We account for leases in accordance with ASC Topic 842 (Leases) which was effective for us as of January 1, 2019. Upon adoption of ASC Topic 842, we elected the package of practical expedients which included the grandfathering of the lease classification that had been made under prior guidance and, accordingly, we did not re-evaluate any of our leases for classification purposes in connection with the implementation of ASC Topic 842. All of our lease contracts are still being treated as operating leases. We do not currently have any lease contracts that meet the criteria to be categorized as financing leases. We did not elect the hindsight practical expedient and, therefore, did not reevaluate the lease terms that we used under prior guidance. The implementation of ASC Topic 842 had a significant impact on our consolidated balance sheet as a result of recording right-of-use assets and lease liabilities for all our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of ASC Topic 842 did not have a significant impact on our pattern of expense recognition for any of our multi-year leases.

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

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of June 30, 2020, $423 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $33 at June 30, 2020.

As of December 31, 2019, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2019. As of June 30, 2020, we are still not in compliance with these employment targets. We have until December 31, 2020 to come into compliance with the targets as outlined in the waiver received for the year ended December 31, 2019. If we do not achieve compliance, we will need to apply for an additional waiver or we may be required to repay a proportionate share of the proceeds.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	10,252,490	10,411,276	10,236,672	10,398,147
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	6,427	-	-	21,767
Weighted average common shares and common share equivalents outstanding - diluted	10,258,917	10,411,276	10,236,672	10,419,914

Average number of potentially dilutive securities excluded from calculation	711,499	618,071	719,832	423,962

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

Goodwill

Goodwill totaled $13,738 at both June 30, 2020 and December 31, 2019 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2020 are as follows:

Balance - January 1, 2020	$6,944
Amortization	(620)
Balance June 30, 2020	$6,324

The following tables provide further detail about our intangible assets as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,354	$6,126
Technology	600	436	164
Patents	590	556	34
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,756	6,324
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,756	$13,034

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,805	$6,675
Technology	600	380	220
Patents	590	541	49
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,136	6,944
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,136	$13,654

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $309 and $620 for the three months and six months ended June 30, 2020, respectively, and $315 and $632 for the three months and six months ended June 30, 2019, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2020 (remainder)	$614
2021	$1,226
2022	$1,167
2023	$1,067
2024	$980

Assessment for Impairment of Goodwill and Long-Lived Assets

As discussed in Note 2, goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Long-lived assets are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of recent market conditions and trends, including the significant ongoing impact of COVID-19 on the global economy, we performed a qualitative review of facts and circumstances to determine whether it was more likely than not that our goodwill or long-lived assets were impaired and if, as a result, a quantitative impairment assessment was required to be performed as of June 30, 2020. Our review included identifying and weighting the significant factors that have impacted our business operations in recent months, both positively and negatively. We considered the nature of these factors, including whether they were ongoing and related to our core business and markets, or non-recurring and reflected macro-economic or global events that are not directly related to our core business and markets. As a result of our qualitative review, we determined that is was more likely than not that our goodwill and long-lived assets were not impaired and, therefore, no quantitative assessment for impairment was required and, thus not performed, as of June 30, 2020. As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, we expect to perform similar qualitative reviews at various points throughout the balance of 2020. There can be no assurance that we will be able to continue to conclude that it is more likely than not that our goodwill and long-lived assets are not impaired. We may determine that we need to perform a quantitative assessment for impairment at some point prior to the fourth quarter, when our annual assessment typically occurs. Such a quantitative assessment could result in a determination that an impairment exists which would result in recording an impairment charge. The amount of any such impairment charge could be material. Any future impairment charge recorded could materially adversely impact our balance sheet and results of operations and could result in our being unable to borrow funds that would otherwise be available under our revolving credit facility discussed in Note 8.

(4)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 12 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues by customer type:
End user	$11,946	$13,106	$21,867	$29,143
OEM/Integrator	1,329	1,246	2,638	3,271
	$13,275	$14,352	$24,505	$32,414

Net revenues by product type:
Thermal test	$3,703	$4,282	$7,850	$9,249
Thermal process	4,563	4,660	8,311	10,668
Semiconductor test	3,665	3,609	5,489	8,893
Service/other	1,344	1,801	2,855	3,604
	$13,275	$14,352	$24,505	$32,414

Net revenues by market:
Semi Market	$6,858	$7,641	$11,869	$17,752
Industrial	3,899	4,279	8,126	10,225
Defense/aerospace	1,496	1,150	2,904	2,132
Telecommunications	597	691	1,008	1,284
Other Multi Markets	425	591	598	1,021
	$13,275	$14,352	$24,505	$32,414

There was not a significant change in the amount of the allowance for doubtful accounts for the six months ended June 30, 2020.

(5)	MAJOR CUSTOMERS

During the six months ended June 30, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the six months ended June 30, 2019, Texas Instruments Incorporated accounted for 12% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2019.

(6)	INVENTORIES

Inventories held at June 30, 2020 and December 31, 2019 were comprised of the following:

	June 30, 2020	December 31, 2019
Raw materials	$5,326	$5,369
Work in process	1,544	949
Inventory consigned to others	45	54
Finished goods	1,015	810
Total inventories	$7,930	$7,182

Total charges incurred for excess and obsolete inventory for the three months and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Excess and obsolete inventory charges	$134	$136	$305	$243

(7)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2028. Total operating lease and short-term lease costs for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating lease cost	$389	$370	$781	$736
Short-term lease cost	$10	$14	$22	$27

The following is additional information about our leases as of June 30, 2020:

Range of remaining lease terms (in years)	0.6	to	7.8
Weighted average remaining lease term (in years)			5.3
Weighted average discount rate			4.8%

Maturities of lease liabilities as of June 30, 2020 were as follows:

2020 (remainder)	$770
2021	1,252
2022	1,089
2023	1,106
2024	1,140
Thereafter	1,012
Total lease payments	$6,369
Less imputed interest	(749)
Total	$5,620

Supplemental Cash Flow Information

Total amortization of right of use assets was $328 and $653 for the three months and six months ended June 30, 2020, respectively, and $295 and $601 for the three months and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2020, we recorded a non-cash increase in our ROU assets and operating lease liabilities as a result of a modification of the lease for our EMS facility in Fremont, California. On January 23, 2020, we executed an amendment to this lease, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176.

During the six months ended June 30, 2019, we recorded a non-cash decrease in our ROU assets and operating lease liabilities as a result of a modification of the lease for Ambrell’s U.K. facility. This lease had an original term of 15 years, which extended through August 2029. The lease included the option to terminate the lease at specified points in time without penalty. We exercised this option in March 2019, and the lease expired in September 2019. At the effective date of this modification, we recorded a reduction in our ROU assets and operating lease liabilities of approximately $486. In addition, on April 8, 2019, we executed an amendment to the lease for our facility in Mansfield, Massachusetts that extended the term of the lease for an additional forty months to December 31, 2024 and expanded the amount of leased space by approximately 6,100 square feet. The current rate per square foot that is in place through August 31, 2021 (the original expiration date of the lease) did not change. After August 31, 2021, there are predetermined fixed escalations of the rate as outlined in the amendment. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,819.

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

Our outstanding letters of credit at June 30, 2020 and December 31, 2019 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	June 30, 2020	December 31, 2019
Mt. Laurel, NJ	3/29/2010	4/30/2021	4/30/2021	$90	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$140

Line of Credit

As previously indicated in Note 1, on April 10, 2020 (the “Closing Date”) we entered into the Agreement with M&T. Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility under which our domestic subsidiaries, Ambrell, EMS LLC, Temptronic and Silicon Valley, are guarantors (collectively, the “Guarantors”). The revolving credit facility has a 364-day contract period that began on the Closing Date and expires on April 9, 2021 (the “Contract Period”). The principal balance of the revolving credit facility accrues interest at the LIBOR rate plus 2.5%. In the event the current LIBOR rate is no longer available or representative, the Agreement includes a mechanism for providing an alternate benchmark. Interest payments are due on a monthly basis, and principal payments are due, along with any accrued and unpaid interest thereon, on the earlier of (a) the expiration of the Contract Period, or (b) on demand upon the occurrence of an event of default that is continuing. As of June 30, 2020, we had $7,500 available to borrow under this facility.

The Agreement contains customary events of default including, but not limited to, the failure by us to repay obligations when due, violation of provisions or representations provided in the Agreement, bankruptcy of inTEST Corporation, suspension of the business of inTEST Corporation or any of our subsidiaries and certain material judgments. After expiration of the Contract Period, or if during the continuance of an event of default, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. Our obligations under the Agreement are secured by liens on substantially all our tangible and intangible assets. The Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of assets to liabilities and a fixed charge coverage ratio.

This facility was put in place to provide us with additional liquidity in response to the current business environment, as a result of COVID-19. During the three months ended June 30, 2020, we drew down $2,800 on our revolving credit facility. This amount was fully repaid during this same period.

Paycheck Protection Program Loans

As discussed more fully in Note 13 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (“Q1 2020 Form 10-Q”) filed on May 13, 2020 with the Securities and Exchange Commission, during April 2020 we applied for and received loans through the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”) totaling $2,829. We repaid the full amount of the PPP loans on May 5, 2020 with the applicable interest.

(9)	STOCK-BASED COMPENSATION

As of June 30, 2020, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2019 Form 10-K.

As of June 30, 2020, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,676. The weighted average period over which this expense is expected to be recognized is 2.7 years. The following table shows the allocation of the compensation expense we recorded during the three months and six months ended June 30, 2020 and 2019, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$-	$-	$-	$-
Selling expense	3	4	6	4
Engineering and product development expense	11	12	21	15
General and administrative expense	194	197	368	377
	$208	$213	$395	$396

There was no stock-based compensation expense capitalized in the three months or six months ended June 30, 2020 or 2019.

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

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2020	165,031	$6.55
Granted	74,000	3.59
Vested	(61,636)	4.90
Forfeited	(15,065)	5.02
Unvested shares outstanding, June 30, 2020	162,330	5.61

The total fair value of the shares that vested during the six months ended June 30, 2020 and 2019 was $210 and $292, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.46%	2.38%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.44	.41
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2020 and 2019 was $1.48 and $2.78, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2020 (87,900 exercisable)	506,810	$6.89
Granted	113,980	3.49
Exercised	-	-
Forfeited	(27,140)	6.30
Options outstanding, June 30, 2020 (202,055 exercisable)	593,650	6.26

(10)	STOCK REPURCHASE PLAN

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the quarter ended March 31, 2020, we repurchased 13,767 under the 2019 Repurchase Plan at a cost of $74, including fees paid to our broker. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. For the term of the 2019 Repurchase Plan through June 30, 2020, we have repurchased a total of 243,075 shares at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired.

(11)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC (“EMS LLC”), Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation (“Silicon Valley”) who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months and six months ended June 30, 2020 we recorded $92 and $257 of expense for matching contributions, respectively. For the three months and six months ended June 30, 2019 we recorded $92 and $282 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three months and six months ended June 30, 2020 we recorded $15 and $32 of expense for matching contributions, respectively. For the three months and six months ended June 30, 2019 we recorded $14 and $37 of expense for matching contributions, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues:
Thermal	$9,476	$10,519	$18,810	$23,153
EMS	3,799	3,833	5,695	9,261
	$13,275	$14,352	$24,505	$32,414
Earnings (loss) before income tax expense (benefit):
Thermal	$(13)	$309	$(439)	$1,453
EMS	261	102	(743)	1,149
Corporate	(65)	(711)	(28)	(1,440)
	$183	$(300)	$(1,210)	$1,162
Net earnings (loss):
Thermal	$(3)	$298	$(353)	$1,189
EMS	226	125	(598)	940
Corporate	(53)	(610)	(22)	(1,178)
	$170	$(187)	$(973)	$951

	June 30, 2020	December 31, 2019
Identifiable assets:
Thermal	$51,380	$51,621
EMS	7,704	7,319
Corporate	774	775
	$59,858	$59,715

The following tables provide information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues:
U.S.	$4,954	$6,283	$10,673	$13,093
Foreign	8,321	8,069	13,832	19,321
	$13,275	$14,352	$24,505	$32,414

	June 30, 2020	December 31, 2019
Property and equipment:
U.S.	$1,920	$2,163
Foreign	375	257
	$2,295	$2,420

(13)	SUBSEQUENT EVENTS

Executive Management Changes

On August 6, 2020, our Board of Directors accepted the resignation of James Pelrin as President and Chief Executive Officer (“CEO”) and as a director.  In connection with his resignation, we entered into a Separation and Consulting Agreement (the “Separation Agreement”) with Mr. Pelrin dated August 6, 2020 pursuant to which Mr. Pelrin has agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option.  The Separation Agreement also provides that Mr. Pelrin is entitled to severance and other benefits. The full text of the Separation Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K (“8-K”) filed on August 11, 2020 with the SEC.

On August 6, 2020, our Board of Directors approved, effective as of August 24, 2020 (the “Start Date”), the appointment of Richard N. Grant, Jr. to the position of President and CEO and to fill the vacancy on our Board of Directors left by Mr. Pelrin’s resignation. We entered into a letter agreement with Mr. Grant, subject to his appointment as our President, CEO and a director, which appointments occurred on August 6, 2020 and are effective as of the Start Date. The full text of the letter agreement is included as Exhibit 10.2 to our 8- K filed on August 11, 2020 with the SEC.

On August 6, 2020, our Board of Directors appointed Hugh T. Regan, Jr., our Chief Financial Officer and Treasurer, as interim President and CEO until Mr. Grant assumes his position as President and CEO.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report including this management’s discussion and analysis (“MD&A”) contain statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “plans,” “projects,” “forecasts,” “outlook,” or “anticipates” or similar terminology. See “Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report including this MD&A to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Information about the primary risks and uncertainties that could cause our actual future results to differ materially from our historic results or the results described in the forward-looking statements made in this report or presented elsewhere by management from time to time include, but are not limited to:

●	the impact of COVID-19 on our business, liquidity, financial condition and results of operations, including as a result of evolving public health requirements in response to COVID-19, such as:
o	government mandated facility closures;
o	availability of employees;
o	supply chain and distribution interruptions;
o

price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve;

o	customers’ inability or refusal to accept product deliveries and the sufficiency of our revolving credit facility to address the impact of COVID-19;
●	indications of a change in the market cycles in the Semi Market or other markets we serve including as a result of COVID-19;
●	changes in business conditions and general economic conditions both domestically and globally including as a result of COVID-19;
●	changes in the demand for semiconductors, generally and as a result of COVID-19;
●	the success of our strategy to diversify our business by entering markets outside the Semi Market;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the ability to borrow funds or raise capital to finance potential acquisitions;
●	changes in the rates of, and timing of, capital expenditures by our customers including as a result of COVID-19;
●	progress of product development programs;
●	increases in raw material and fabrication costs associated with our products including as a result of COVID-19;
●	and other risk factors included in Part I, Item 1A - "Risk Factors" in our 2019 Form 10-K and Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A.

COVID-19 Pandemic

In early January 2020, a human infection was traced to a novel strain of coronavirus, referred to as COVID-19. COVID-19 has subsequently spread to virtually all parts of the world and has caused massive disruptions in the global economy. On March 11, 2020, the World Health Organization (“WHO”) officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by COVID-19. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of July 2020, all of the states in which we operate had begun the process of re-opening to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. Despite these changes, all of our operations remain deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below.

The impact of COVID-19 on our operations has been intensified because it has occurred and continues during a time when our business operations continue to be negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, has been in a cyclical downturn since the beginning of 2019. This downturn has resulted in significant declines in our net revenues from the Semi Market and contributed to the net loss we recorded in the first half of 2020 of $973. Our net revenues from the Semi Market for the first half of 2020 totaled $11.9 million compared to $17.8 million in the first half of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was imminent. However, COVID-19 impacted this timing, and, as a result, the recovery in the Semi Market has been delayed by at least a quarter, if not more. Although we have seen increasing order rates from our customers in the Semi Market during the second quarter of 2020, there can be no assurance that this will continue, in particular, if the spread of COVID-19 is not further contained and the global economy continues to be negatively impacted.

During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the delay in the Semi Market recovery discussed above and the impacts of COVID-19 on our operations, we have taken actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary closure of our EMS manufacturing facility in Fremont, California for approximately three weeks beginning in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April. As discussed further in Notes 1 and 8 to our consolidated financial statements, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7.5 million revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment as a result of COVID-19.

As of the date of the filing of this report, all of our facilities are open. While we do not currently have any further plans for facility closures, if the current pace of COVID-19 cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be further interrupted. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, adversely impacted by COVID-19 due to travel restrictions which continue to exist in some locations and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  Therefore, the net revenues associated with these aftermarket service and support activities, which typically range from 8% to 10% of our consolidated net revenues, may continue to be depressed. If the spread of the virus cannot be contained, government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations and financial condition. The funds we may be able to draw down under the Agreement may not be sufficient to prevent the need to take further actions, such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. As a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards designed to protect the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in those employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following WHO and CDC recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one or more of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which COVID-19 may impact our operating results, financial condition, and liquidity will depend on future developments, which are highly uncertain and cannot be predicted as of the date of  the filing of this report, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. The adverse effects of COVID-19 on our business could be material in future periods.

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

The portion of our business that is derived from the Semi Market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of integrated circuits ("ICs") or, for Ambrell, the demand for wafer processing equipment. Demand for ATE or wafer processing equipment is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, we continue to focus on design improvements and new approaches for our own products that contribute to our net revenues as our customers adopt these new products.

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

In addition to being cyclical, the Semi Market has also developed a seasonal pattern, with the second and third quarters being the periods of strong demand and the first and fourth quarters being periods of weaker demand. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that they serve.

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

As previously mentioned, as part of our ongoing strategy to reduce the impact of Semi Market volatility on our business operations, we continue to diversify our served markets to address the thermal test and thermal process requirements of several markets outside the Semi Market. These include the automotive, defense/aerospace, energy, industrial, telecommunications and other markets, which we refer to as Multimarket. We believe that these markets are usually less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and therefore do not anticipate developing meaningful market shares in most of these markets.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2020	2019	$	%	2020	$	%
Orders:
Thermal	$10,446	$12,112	$(1,666)	(14)%	$10,499	$(53)	(1)%
EMS	3,472	3,809	(337)	(9)%	3,277	195	6%
	$13,918	$15,921	$(2,003)	(13)%	$13,776	$142	1%

Semi Market	$7,299	$8,629	$(1,330)	(15)%	$6,692	$607	9%
Multimarket	6,619	7,292	(673)	(9)%	7,084	(465)	(7)%
	$13,918	$15,921	$(2,003)	(13)%	$13,776	$142	1%

	Six Months Ended June 30,		Change
	2020	2019		%
Orders:
Thermal	$20,945	$20,933	$12	-%
EMS	6,749	6,883	(134)	(2)%
	$27,694	$27,816	$(122)	-%

Semi Market	$13,991	$14,202	$(211)	(1)%
Multimarket	13,703	13,614	89	1%
	$27,694	$27,816	$(122)	-%

Total consolidated orders for the three months ended June 30, 2020 were $13.9 million compared to $15.9 million for the same period in 2019 and $13.8 million for the three months ended March 31, 2020. Orders from customers in Multimarket for the three months ended June 30, 2020 were $6.6 million, or 48% of total consolidated orders, compared to $7.3 million, or 46% of total consolidated orders for the same period in 2019 and $7.1 million or 51% of total consolidated orders for the three months ended March 31, 2020.

We believe that the decrease in our consolidated orders during the three months ended June 30, 2020 as compared to the same period in 2019 reflects both the downturn in the Semi Market, where approximately half of our business is derived, and the impact of COVID-19, in particular as it relates to demand for our Thermal segment’s aftermarket service and support as well as demand for induction heating products from certain of our customers who have been impacted by government mandated closures during the three months ended June 30, 2020. In contrast, we believe the increase in our Semi Market orders and the orders of our EMS segment, which sells exclusively into the Semi Market, during the three months ended June 30, 2020 as compared to the three months ended March 31, 2020 reflects that the downturn in the Semi Market is coming to an end. Although we have recently experienced increasing order rates from our customers in the Semi Market, as previously mentioned, there can be no assurance that this will continue, in particular, if the spread of COVID-19 cannot be further contained and the global economy continues to be negatively impacted.

At June 30, 2020, our backlog of unfilled orders for all products was approximately $8.7 million compared with approximately $8.8 million at June 30, 2019 and $8.1 million at March 31, 2020. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2020. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2020	2019	$	%	2020	$	%
Net revenues:
Thermal	$9,476	$10,519	$(1,043)	(10)%	$9,334	$142	2%
EMS	3,799	3,833	(34)	(1)%	1,896	1,903	100%
	$13,275	$14,352	$(1,077)	(8)%	$11,230	$2,045	18%

Semi Market	$6,858	$7,641	$(783)	(10)%	$5,011	$1,847	37%
Multimarket	6,417	6,711	(294)	(4)%	6,219	198	3%
	$13,275	$14,352	$(1,077)	(8)%	$11,230	$2,045	18%

	Six Months Ended June 30,		Change
	2020	2019	$	%
Net revenues:
Thermal	$18,810	$23,153	$(4,343)	(19)%
EMS	5,695	9,261	(3,566)	(39)%
	$24,505	$32,414	$(7,909)	(24)%

Semi Market	$11,869	$17,752	$(5,883)	(33)%
Multimarket	12,636	14,662	(2,026)	(14)%
	$24,505	$32,414	$(7,909)	(24)%

Total consolidated net revenues for the three months ended June 30, 2020 were $13.3 million compared to $14.4 million for the same period in 2019 and $11.2 million for the three months ended March 31, 2020. We believe the decrease in our consolidated net revenues as compared to the same period in 2019 primarily reflects the aforementioned downturn in the Semi Market, which we believe may be coming to an end based on recent increases we have experienced in our order levels, as discussed under the Orders and Backlog section above. We believe the increase in our consolidated net revenues for the three months ended June 30, 2020 as compared to the three months ended March 1, 2020 reflects this same trend. However, as also discussed under Orders and Backlog, we believe COVID-19 may slow the pace of the recovery in the Semi Market.

Net revenues from customers in Multimarket for the three months ended June 30, 2020 were $6.4 million, or 48% of total consolidated net revenues, compared to $6.7 million, or 47% of total consolidated net revenues for the same period in 2019 and $6.2 million or 55% of total consolidated orders for the three months ended March 31, 2020.

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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Revenues. Net revenues were $13.3 million for the three months ended June 30, 2020 compared to $14.4 million for the same period in 2019, a decrease of $1.1 million, or 8%. We believe the decrease in our net revenues during the second quarter of 2020 primarily reflects the factors previously discussed in the Overview and COVID-19 Pandemic sections.

Gross Margin. Our consolidated gross margin was 46% of net revenues for the three months ended June 30, 2020 as compared to 47% of net revenues for the same period in 2019. The decrease in our gross margin primarily reflects an increase in our component material costs as a percentage of net revenues, which was a result of changes in product mix. To a lesser extent, we also had an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased $122,000 in absolute dollar terms, they increased as a percentage of net revenues as a result of not being as fully absorbed by the lower net revenues levels in the three months ended June 30, 2020 as compared to the same period in 2019. The $122,000 decrease in our fixed operating costs primarily reflects a reduction in materials used in operations and service in our Thermal segment. To a lesser extent there were also reductions in freight, travel, headcount and the use of outsourced labor for our Thermal segment. These decreases were partially offset by an increase in facilities costs in our Thermal segment.

Selling Expense. Selling expense was $1.8 million for the three months ended June 30, 2020 compared to $2.1 million for the same period in 2019, a decrease of $326,000, or 16%. The decrease primarily reflects a reduction in travel and trade show expense, reflecting the impact of COVID-19. In late March 2020, we suspended all non-essential travel, including attendance at trade shows. To a lesser extent, there was also a reduction in warranty expense and lower levels of commission expense, as a result of the lower net revenue levels.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.2 million for both the three months ended June 30, 2020 and 2019. Increases in salaries and benefits expense in our Thermal segment were offset by a reduction in spending on third-party consultants and materials used in product development in both of our segments.

General and Administrative Expense. General and administrative expense was $2.9 million for the three months ended June 30, 2020 compared to $3.7 million for the same period in 2019, a decrease of $830,000, or 22%. The expense for the three months ended June 30, 2019 included $351,000 of costs related to an acquisition which we later decided not to pursue. There were no similar costs in the three months ended June 30, 2020. During the three months ended June 30, 2019, we also recorded restructuring costs of $223,000, primarily related to the consolidation of Ambrell’s European operations. This compares to restructuring costs of $38,000 recorded during the three months ended June 30, 2020, related to employee terminations in our Thermal segment which were a result of reduced levels of demand. During the three months ended June 30, 2020 we also recorded lower levels of expense for salaries and benefits, reflecting a reduction in administrative staff, reduced spending on third-party professionals who assist us in a variety of strategic and compliance related matters and lower travel costs.

Income Tax Expense (Benefit). For the three months ended June 30, 2020, we recorded income tax expense of $13,000 compared to an income tax benefit of $113,000 for the same period in 2019. Our effective tax rate was 7% for the three months ended June 30, 2020 compared to 38% for the same period in 2019. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The effective tax rates in each of the three months ended June 30, 2020 and 2019 reflect adjustments that were made to bring the effective tax rates for the six-month periods ended June 30, 2020 and 2019 to the expected annualized effective tax rate as of June 30 in each year.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Revenues. Net revenues were $24.5 million for the six months ended June 30, 2020 compared to $32.4 million for the same period in 2019, a decrease of $7.9 million, or 24%. We believe the decrease in our net revenues during the first six months of 2020 primarily reflects the factors previously discussed in the Overview.

Gross Margin. Our consolidated gross margin was 45% of net revenues for the six months ended June 30, 2020 as compared to 48% of net revenues for the same period in 2019. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $415,000 in absolute dollar terms, they represented 20% of net revenues for the six months ended June 30, 2020 as compared to 16% of net revenues for the same period in 2019. This is a result of not being as fully absorbed by the lower net revenues levels in the first six months of 2020. The $415,000 decrease in our fixed operating costs primarily reflects headcount reductions, lower levels of outsourced labor, and a reduction in materials used in operations and service in our Thermal segment. These decreases were partially offset by an increase in facilities costs in our Thermal segment. The increase in our fixed operating costs as a percentage of net revenues was partially offset by a reduction in component material costs for the six months ended June 30, 2020 as compared to the same period in 2019, reflecting changes in product mix.

Selling Expense. Selling expense was $3.8 million for the six months ended June 30, 2020 compared to $4.5 million for the same period in 2019, a decrease of $648,000, or 15%. The decrease primarily reflects a reduction in travel and trade show expense, reflecting the aforementioned suspension of all non-essential travel and trade show attendance as a result of COVID-19. To a lesser extent, there was also a reduction in warranty expense and lower levels of commission expense, as a result of the lower net revenue levels.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $2.5 million for each of the six months ended June 30, 2020 and 2019. Increases in salaries and benefits expense were offset by a reduction in spending on materials used in product development.

General and Administrative Expense. General and administrative expense was $5.8 million for the six months ended June 30, 2020 compared to $7.5 million for the same period in 2019, a decrease of $1.7 million, or 23%. During the six months ended June 30, 2019, we incurred $703,000 related to an acquisition opportunity which we have decided not to pursue. There were no similar costs in the six months ended June 30, 2020. During the six months ended June 30, 2019, we also recorded restructuring costs of $223,000, primarily related to the consolidation of Ambrell’s European operations. This compares to restructuring costs of $46,000 recorded during the six months ended June 30, 2020, primarily related to employee terminations in our Thermal segment which were a result of reduced levels of demand. During the six months ended June 30, 2020 we also recorded lower levels of expense for profit-based bonuses, reduced spending on third-party professionals who assist us in a variety of strategic and compliance related matters and lower travel costs.

Income Tax Expense (Benefit). For the six months ended June 30, 2020, we recorded an income tax benefit of $237,000 compared to income tax expense of $211,000 for the same period in 2019. Our effective tax rate was 20% for the six months ended June 30, 2020 compared to 18% for the same period in 2019. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult, especially in light of COVID-19.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations, and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$7,424	$7,612
Working capital	$16,466	$16,534

As of June 30, 2020, $2.8 million, or 38%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing availability under our revolving credit facility to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Notes 1 and 8 to our consolidated financial statements. Should the impact of COVID-19 on our operations, including the disruption to our business caused by potential future closures of our facilities or reduced demand from our customers, be more significant than we currently anticipate, we may need additional financial resources, including additional debt or equity financings. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Cash Flows

Operating Activities. For the six months ended June 30, 2020, we recorded a net loss of $1.0 million. Our net cash provided by operations was $81,000. During this same period, we had non-cash charges of $1.6 million for depreciation and amortization, which included $653,000 of amortization related to our right-of-use assets. During the six months ended June 30, 2020, we also recorded $395,000 for amortization of deferred compensation expense related to stock-based awards. During the six months ended June 30, 2020, accounts receivable increased $205,000, inventories increased $1.1 million and accounts payable increased $635,000, reflecting the recent increase in order levels.

Investing Activities. During the six months ended June 30, 2020, purchases of property and equipment were $190,000. We have no significant commitments for capital expenditures for the balance of 2020; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. As discussed more fully in Note 13 to our consolidated financial statements in our Q1 2020 Form 10-Q, during April 2020, we applied for and received loans through the PPP) of the CARES Act administered by the SBA totaling $2.8 million. We repaid the full amount of the PPP loans on May 5, 2020 with the applicable interest. During the six months ended June 30, 2020 we borrowed and repaid $2.8 million on our revolving credit facility. During the six months ended June 30, 2020, we utilized $74,000 to repurchase 13,767 shares of our common stock under the 2019 Repurchase Plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2020, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2019 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

In early January 2020, a human infection was traced to a novel strain of coronavirus, referred to as COVID-19. COVID-19 has subsequently spread to virtually all parts of the world, and has caused massive disruptions in the global economy. On March 11, 2020, the WHO officially declared COVID-19 a pandemic. Our business has been, and will continue to be, adversely affected by COVID-19. Since March 17, 2020, several states, including all of the states in which we operate, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of July 2020, all of the states in which we operate had begun the process of re-opening to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. We have carefully reviewed all rules, regulations and orders issued as of the date of the filing of this report and responded accordingly. Despite these changes, all of our operations remain deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications.

The impact of COVID-19 on our operations is intensified because it has occurred and continues during a time when our business operations continue to be negatively affected by a global downturn in the Semi Market. We currently expect that the recovery in the Semi Market may be delayed. In addition, the aftermarket service and support that we provide to our customers has been, and we expect will continue to be, adversely impacted by COVID-19 due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.

If the impact of COVID-19 is more significant than we currently expect, on top of downturns in the Semi Market, our business operations could be further interrupted. We may determine that we need to take actions to reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. These actions may include staff reductions, facility closures or other adjustments as we deem necessary. These actions may not be successful in reducing our cost structure sufficiently and we may experience further losses or a reduced level of liquidity which could negatively impact our ability to operate our business. We expect that government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments could include additional facility closures which could negatively impact our ability to operate our business.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. We have experienced, and expect that we may continue to experience, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. Delays in receipt of materials or price increases in the future could have a material negative impact on our business, results of operations and financial condition.

As a result of COVID-19, a significant number of employees have been authorized to work from home. However, the process of working remotely may result in these employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. There can be no assurances that we can avoid one of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

The adverse effects of COVID-19 on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close additional facilities and limit or cease manufacturing operations for extended periods of time. We could experience delays in receipt of customer orders, cancellation or postponement of existing orders and/or our ability to fulfill orders placed with us within the order’s specified timeline and for the cost we estimated when we accepted the order may be negatively affected. This could lead to a reduction in revenue and/or an increase in our cost of revenues in future periods and could have a material adverse effect on our business, results of operations and financial condition. COVID-19 has also led to extreme volatility in capital markets and has adversely affected, and may continue to adversely affect, the market price of our common stock.

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which COVID-19 may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the time of the filing of this report, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. As a result of any negative impact of COVID-19 on our business, results of operations, and financial condition, we may determine that our goodwill and long-lived assets are impaired which would result in recording an impairment charge. The amount of any such impairment charge could be material.

The terms and covenants relating to our revolving credit facility could adversely impact our financial performance and liquidity, and thus we may need additional financial resources to maintain our liquidity.

Our revolving credit facility contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our revolving credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our line of credit. Under such circumstances, due to the industry in which we operate, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all.  In addition, should the impact of COVID-19 on our operations, including the disruption to our business caused by potential future closures of our facilities or reduced demand from our customers, be more significant than we currently anticipate, we may need additional financial resources, including additional debt or equity financings. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Loan and Security Agreement among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank dated April 10, 2020. (1)
10.2

Patents, Trademarks, Copyrights and Licenses Security Agreement, dated April 10, 2020, by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (1)

10.3	Surety Agreement, dated April 10, 2020, by Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (1)
10.4	Revolver Note, dated April 10, 2020. (1)
10.10*	Amended and Restated Change of Control Agreement dated April 29, 2020 between the Company and Hugh T. Regan, Jr. (2)
10.11*	Form of Indemnification Agreement. (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 2020, File No. 001-36117, filed April 15, 2020, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company Form 10-Q for the quarter ended March 31, 2020, File No. 001-36117, filed May 13, 2020, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2020, File No. 001-36117, filed June 29, 2020, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date: August 12, 2020	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Interim President and Chief Executive Officer Secretary, Treasurer and Chief Financial Officer