Form 10-Q
period 2020-09-30
INTEST CORP
filed 2020-11-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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
YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2020:   10,529,123

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,473	$7,612
Trade accounts receivable, net of allowance for doubtful accounts of $211 and $211, respectively	9,533	9,296
Inventories	6,924	7,182
Prepaid expenses and other current assets	712	805
Total current assets	26,642	24,895
Property and equipment:
Machinery and equipment	5,531	5,269
Leasehold improvements	2,628	2,424
Gross property and equipment	8,159	7,693
Less: accumulated depreciation	(5,742)	(5,273)
Net property and equipment	2,417	2,420
Right-of-use assets, net	7,094	4,842
Goodwill	13,738	13,738
Intangible assets, net	12,727	13,654
Restricted certificates of deposit	140	140
Other assets	31	26
Total assets	$62,789	$59,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,203	$1,984
Accrued wages and benefits	2,028	2,007
Accrued professional fees	852	805
Customer deposits and deferred revenue	1,392	456
Accrued sales commissions	441	442
Current portion of operating lease liabilities	1,299	1,302
Domestic and foreign income taxes payable	631	868
Other current liabilities	438	497
Total current liabilities	9,284	8,361
Operating lease liabilities, net of current portion	6,049	3,794
Deferred tax liabilities	2,182	2,263
Other liabilities	451	463
Total liabilities	17,966	14,881

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,562,200 and 10,413,982 shares issued, respectively	106	104
Additional paid-in capital	26,660	26,256
Retained earnings	17,490	18,005
Accumulated other comprehensive earnings	771	673
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,823	44,834
Total liabilities and stockholders' equity	$62,789	$59,715

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$14,443	$14,632	$38,948	$47,046
Cost of revenues	7,993	7,427	21,564	24,286
Gross margin	6,450	7,205	17,384	22,760
Operating expenses:
Selling expense	1,747	2,044	5,560	6,505
Engineering and product development expense	1,316	1,261	3,825	3,753
General and administrative expense	2,960	3,094	8,732	10,549

Total operating expenses	6,023	6,399	18,117	20,807

Operating income (loss)	427	806	(733)	1,953
Other income (loss)	6	(12)	(44)	3
Earnings (loss) before income tax expense (benefit)	433	794	(777)	1,956
Income tax expense (benefit)	(25)	147	(262)	358

Net earnings (loss)	$458	$647	$(515)	$1,598

Net earnings (loss) per common share - basic	$0.04	$0.06	$(0.05)	$0.15

Weighted average common shares outstanding - basic	10,269,995	10,421,383	10,247,779	10,405,892

Net earnings (loss) per common share - diluted	$0.04	$0.06	$(0.05)	$0.15

Weighted average common shares and common share equivalents outstanding - diluted	10,287,562	10,429,536	10,247,779	10,423,121

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net earnings (loss)	$458	$647	$(515)	$1,598

Foreign currency translation adjustments	101	(144)	98	(168)

Comprehensive earnings (loss)	$559	$503	$(417)	$1,430

 See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)
Balance, March 31, 2020	10,450,060	105	26,368	16,862	635	(204)	43,766

Net earnings	-	-	-	170	-	-	170
Other comprehensive earnings	-	-	-	-	35	-	35
Amortization of deferred compensation related to stock-based awards	-	-	208	-	-	-	208
Issuance of unvested shares of restricted stock	15,840	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(6,750)	-	-	-	-	-	-
Balance, June 30, 2020	10,459,150	105	26,576	17,032	670	(204)	44,179

Net earnings	-	-	-	458	-	-	458
Other comprehensive earnings	-	-	-	-	101	-	101
Amortization of deferred compensation related to stock-based awards	-	-	85	-	-	-	85
Issuance of unvested shares of restricted stock	155,110	2	(2)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(52,060)	(1)	1	-	-	-	-

Balance, September 30, 2020	10,562,200	$106	$26,660	$17,490	$771	$(204)	$44,823

	Nine Months Ended September 30, 2019
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	1,138	-	-	1,138
Other comprehensive loss	-	-	-	-	(83)	-	(83)
Amortization of deferred compensation related to stock-based awards	-	-	183	-	-	-	183
Issuance of unvested shares of restricted stock	80,300	1	(1)	-	-	-	-
Balance, March 31, 2019	10,603,335	106	26,695	16,821	700	(204)	44,118

Net loss	-	-	-	(187)	-	-	(187)
Other comprehensive earnings	-	-	-	-	59	-	59
Amortization of deferred compensation related to stock-based awards	-	-	213	-	-	-	213
Issuance of unvested shares of restricted stock	35,380	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(12,325)	-	-	-	-	-	-
Balance, June 30, 2019	10,626,390	106	26,908	16,634	759	(204)	44,203

Net earnings	-	-	-	647	-	-	647
Other comprehensive loss	-	-	-	-	(144)	-	(144)
Amortization of deferred compensation related to stock-based awards	-	-	242	-	-	-	242
Issuance of unvested shares of restricted stock	16,900	-	-	-	-	-	-
Repurchase and retirement of common stock	(39,158)	-	(179)	-	-	-	(179)

Balance, September 30, 2019	10,604,132	$106	$26,971	$17,281	$615	$(204)	$44,769

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(515)	$1,598
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,378	2,431
Payment of earnout for 2018 related to Ambrell acquisition	-	(12,167)
Provision for excess and obsolete inventory	410	341
Foreign exchange loss	33	37
Amortization of deferred compensation related to stock-based awards	480	638
Loss on disposal of property and equipment	2	17
Proceeds from sale of demonstration equipment, net of gain	54	138
Deferred income tax benefit	(81)	(307)
Changes in assets and liabilities:
Trade accounts receivable	(237)	1,254
Inventories	(146)	(1,551)
Prepaid expenses and other current assets	95	(235)
Restricted certificates of deposit	-	35
Other assets	(5)	-
Accounts payable	215	943
Accrued wages and benefits	18	(969)
Accrued professional fees	47	192
Customer deposits and deferred revenue	936	(509)
Accrued sales commissions	(2)	(257)
Operating lease liabilities	(977)	(1,059)
Domestic and foreign income taxes payable	(240)	171
Other current liabilities	(60)	(135)
Other liabilities	(5)	263
Net cash provided by (used in) operating activities	2,400	(9,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(520)	(413)
Net cash used in investing activities	(520)	(413)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loans	2,829	-
Repayments of Paycheck Protection Program loans	(2,829)	-
Proceeds from revolving credit facility	2,800	-
Repayments of revolving credit facility	(2,800)	-
Repurchases of common stock	(74)	(179)
Net cash used in financing activities	(74)	(179)

Effects of exchange rates on cash	55	(113)

Net cash provided by (used in) all activities	1,861	(9,836)
Cash and cash equivalents at beginning of period	7,612	17,861
Cash and cash equivalents at end of period	$9,473	$8,025

Cash payments for:
Domestic and foreign income taxes	$58	$488

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications. We manage our business as two operating segments which are also our reportable segments: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly owned subsidiaries.

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

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which includes all of the other markets we serve). Starting in the second quarter of 2019, we began referring to the broader semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times. Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the Semi Market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. Part of our strategy for growth includes potential acquisitions that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

COVID-19 Pandemic

Our business has been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic. As of the date of this filing, COVID-19 continues to cause significant disruptions in the normal business environment, both domestically and globally, and we believe the situation will remain challenging until the spread of the virus can be contained. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of the date of this filing, all of the states in which we operate have re-opened to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. Despite these changes, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below.

Although our net revenues from all of the markets we serve have been significantly affected by COVID-19, the impact of COVID-19 on our net revenues from the Semi Market has been intensified because it began during a time when our business operations were also being negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. This downturn resulted in significant declines in our net revenues from the Semi Market during 2020 as compared to 2019, particularly during the first half of the year, and was the primary factor causing the net loss we recorded in the first nine months of 2020 of $515. Our net revenues from the Semi Market for the first nine months of 2020 totaled $19,256 compared to $24,878 in the first nine months of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was about to commence. However, COVID-19 impacted this timing and, as a result, the recovery in the Semi Market was delayed. Although we saw increasing order rates from our customers in the Semi Market during the second quarter of 2020, this trend did not continue for all of the products we sell into this market during the third quarter of 2020. While the broader Semi Market appears to have entered the next cyclical upturn, we serve only a portion of that broader market. Furthermore, because we sell to a limited number of customers in the ATE and wafer processing sectors within the broader Semi Market, the trend in our orders and net revenues does not always follow the overall trend in these sectors of the broader Semi Market. Accordingly, there can be no assurance that the trend in our orders from customers in the Semi Market will follow the trend in the broader Semi Market, in particular, if the spread of COVID-19 is not further contained and one or more of our significant customers is negatively impacted.

In addition, the aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19 due to travel restrictions which continue to exist in some locations and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the third quarter of 2020, if the spread of COVID-19 worsens, these revenues may be reduced in future periods.

During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the delay in the Semi Market recovery discussed above and the impact of COVID-19 on our operations, we have taken actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary closure of our EMS manufacturing facility in Fremont, California for approximately three weeks beginning in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April. As discussed further in Note 9, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment as a result of COVID-19.

As of the date of the filing of this report, all of our facilities are open, although a significant number of our employees are working remotely as discussed below. As discussed further in Note 3, we are in the process of closing our manufacturing operation in Fremont, California. We expect that action to be substantially completed during the fourth quarter of 2020. While we do not currently have any further plans for other facility closures, if the current pace of the spread of COVID-19 cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be further interrupted. If the spread of the virus cannot be contained, government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations, financial condition and cash flows. The funds we may be able to draw down under the Agreement may not be sufficient to prevent the need to take further actions, such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. As a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. We have experienced, and expect that we may continue to experience, extended delivery lead times, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards designed to protect the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in those employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following World Health Organization (“WHO”) and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one or more of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2020 other than those described in Note 1 under “COVID-19 Pandemic” and Note 3.

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

Restructuring and Other Charges

In accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 420 (Exit or Disposal Cost Obligations), we recognize a liability for restructuring costs at fair value only when the liability is incurred. Workforce-related charges are accrued when it is determined that a liability has been incurred, which is generally after individuals have been notified of their termination dates and expected severance benefits. Depending on the timing of the termination dates, these charges may be recognized upon notification or ratably over the remaining required service period of the employees. Plans to consolidate excess facilities may result in lease termination fees and impairment charges related to our right-of-use (“ROU”) assets that are associated with the leases for these facilities. Other long-lived assets that may be impaired as a result of restructuring consist of property and equipment, goodwill and intangible assets. Asset impairment charges included in restructuring and other charges are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of the asset, and, in the case of our ROU assets, would include expected future sublease rental income, if applicable. These estimates are derived using the guidance in ASC Topic 842 (Leases), ASC Topic 360 (Property, Plant and Equipment) and ASC Topic 350 (Intangibles - Goodwill and Other).

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC Topic 350. Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

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

See Notes 5 and 13 for further information about our revenue from contracts with customers.

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

Leases

We account for leases in accordance with ASC Topic 842 which was effective for us as of January 1, 2019. Upon adoption of ASC Topic 842, we elected the package of practical expedients which included the grandfathering of the lease classification that had been made under prior guidance and, accordingly, we did not re-evaluate any of our leases for classification purposes in connection with the implementation of ASC Topic 842. All of our lease contracts are still being treated as operating leases. We do not currently have any lease contracts that meet the criteria to be categorized as finance leases. We did not elect the hindsight practical expedient and, therefore, did not reevaluate the lease terms that we used under prior guidance. The implementation of ASC Topic 842 had a significant impact on our consolidated balance sheet as a result of recording ROU assets and lease liabilities for all our multi-year leases. Under prior guidance, none of these leases had any related asset recorded on our balance sheets. The only related liability recorded on our balance sheets was the amount which represented the difference between the lease payments we had made and the straight-line rent expense we had recorded in our statements of operations. The implementation of ASC Topic 842 did not have a significant impact on our pattern of expense recognition for any of our multi-year leases.

We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities. We do not have embedded leases nor do we have any initial direct costs related to our lease contracts.

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

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows. Amortization of ROU assets is presented separately from the change in operating lease liabilities and is included in depreciation and amortization in our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

See Note 8 for further disclosures regarding our leases.

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of September 30, 2020, $423 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $32 at September 30, 2020.

As of December 31, 2019, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2019. As of September 30, 2020, we are still not in compliance with these employment targets. We have until December 31, 2020 to come into compliance with the targets as outlined in the waiver received for the year ended December 31, 2019. If we do not achieve compliance, we will need to apply for an additional waiver or we may be required to repay a proportionate share of the proceeds.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding - basic	10,269,995	10,421,383	10,247,779	10,405,892
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	17,567	8,153	-	17,229
Weighted average common shares and common share equivalents outstanding - diluted	10,287,562	10,429,536	10,247,779	10,423,121
Average number of potentially dilutive securities excluded from calculation	631,392	657,969	722,538	501,964

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

(3)	RESTRUCTURING AND OTHER CHARGES

EMS Segment Restructuring and Facility Consolidation

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operation located in Mt. Laurel, New Jersey. Currently, our interface products are manufactured in the Fremont facility, and our manipulator and docking hardware products are manufactured in the Mt. Laurel facility. The consolidation of manufacturing operations will result in the closure of the Fremont facility and the termination of certain employees at that location. The consolidation is being undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. The consolidation is expected to be substantially completed during the fourth quarter of 2020. A small engineering and sales office will be maintained in northern California after the consolidation of manufacturing operations has been completed.

As a result of this action, we expect to incur cash charges for severance and other one-time termination benefits ranging from $50 to $100. In addition, we expect to incur cash charges for other costs related to the facility consolidation, including moving costs and production start-up costs, ranging from $300 to $400. Most of these costs are expected to be incurred during the fourth quarter of 2020. Costs incurred through September 30, 2020 related to these actions were $14. The costs are included in general and administrative expense on our statement of operations. The cash payments are expected to be made during the fourth quarter of 2020 and the first quarter of 2021. In addition, we intend to try to sublease our facility located in Fremont, California. When manufacturing operations cease in the Fremont facility we expect to record an impairment charge related to the ROU asset for the lease of the Fremont facility as we do not currently expect to sublet the facility for the full remaining term of the lease. We currently estimate the amount of this charge will range from $700 to $800. This impairment charge is expected to be recorded in the fourth quarter of 2020 and will be a non-cash charge As of September 30, 2020, the ROU asset related to this facility totaled $1,174.

Changes in the amount of the liability for accrued restructuring for the nine months ended September 30, 2020 are as follows:

Balance - January 1, 2020	$-
Accruals for other associated costs	14
Cash payments	(14)
Balance September 30, 2020	$-

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

On August 6, 2020, our Board of Directors approved, effective as of August 24, 2020 (the “Start Date”), the appointment of Richard N. Grant, Jr. to the position of President and CEO and to fill the vacancy on our Board of Directors left by Mr. Pelrin’s resignation. We entered into a letter agreement with Mr. Grant, subject to his appointment as our President, CEO and a director, which appointments occurred on August 6, 2020 and became effective as of the Start Date. The full text of the letter agreement is included as Exhibit 10.2 to our 8-K filed on August 11, 2020 with the SEC.

Total costs incurred during the nine months ended September 30, 2020 related to these executive management changes were $495, which consisted of $224 for the executive management search firm, $128 for legal fees related to the transition, and $143 for severance and consulting fees paid to our former CEO. These costs were partially offset by the reversal of $117 of expense related to stock-based compensation awards forfeited at his termination date by our former CEO. All of these costs were included in general and administrative expense in our consolidated statement of operations and were accrued and paid during the nine months ended September 30, 2020. We expect to incur an additional $20 in consulting fees during the fourth quarter of 2020 related to these actions. In addition, in connection with these actions, we are reducing the administrative footprint in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters. We expect to record a non-cash impairment charge in the range of $100 to $200 during the fourth quarter of 2020 related to the ROU asset associated with the lease of the corporate space in Mansfield. As of September 30, 2020, the ROU asset related to this space totaled $242. We do not expect to incur any additional costs related to these actions after December 31, 2020.

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both September 30, 2020 and December 31, 2019 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2020 are as follows:

Balance - January 1, 2020	$6,944
Amortization	(927)
Balance September 30, 2020	$6,017

The following tables provide further detail about our intangible assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,633	$5,847
Technology	600	457	143
Patents	590	563	27
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,063	6,017
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,063	$12,727

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,805	$6,675
Technology	600	380	220
Patents	590	541	49
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,136	6,944
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,136	$13,654

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $307 and $927 for the three months and nine months ended September 30, 2020, respectively, and $312 and $944 for the three months and nine months ended September 30, 2019, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2020 (remainder)	$307
2021	$1,226
2022	$1,167
2023	$1,067
2024	$980

Assessment for Impairment of Goodwill and Long-Lived Assets

As discussed in Note 2, goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Long-lived assets are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of recent market conditions and trends, including the significant ongoing impact of COVID-19 on the global economy, we performed a qualitative review of facts and circumstances to determine whether it was more likely than not that our goodwill or long-lived assets were impaired and if, as a result, a quantitative impairment assessment was required to be performed as of September 30, 2020. Our review included identifying and weighting the significant factors that have impacted our business operations in recent months, both positively and negatively. We considered the nature of these factors, including whether they were ongoing and related to our core business and markets, or non-recurring and reflected macro-economic or global events that are not directly related to our core business and markets. As a result of our qualitative review, we determined that is was more likely than not that our goodwill and long-lived assets were not impaired and, therefore, no quantitative assessment for impairment was required and, thus not performed, as of September 30, 2020. During the fourth quarter of 2020, we will perform our annual impairment assessment related to our goodwill. As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, we may perform additional qualitative reviews of goodwill and long-lived assets for impairment at various points in 2021. There can be no assurance that we will be able to continue to conclude that it is more likely than not that our goodwill and long-lived assets are not impaired. We may determine that we need to perform a quantitative assessment for impairment at some point in the future. Such a quantitative assessment could result in a determination that an impairment exists which would result in recording an impairment charge. The amount of any such impairment charge could be material. Any future impairment charge recorded could materially adversely impact our balance sheet and results of operations and could result in our being unable to borrow funds that would otherwise be available under our revolving credit facility discussed in Note 9.

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 13 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues by customer type:
End user	$12,651	$13,167	$34,518	$42,310
OEM/Integrator	1,792	1,465	4,430	4,736
	$14,443	$14,632	$38,948	$47,046

Net revenues by product type:
Thermal test	$3,632	$4,568	$11,482	$13,817
Thermal process	5,574	4,635	13,885	15,303
Semiconductor test	3,604	3,841	9,093	12,734
Service/other	1,633	1,588	4,488	5,192
	$14,443	$14,632	$38,948	$47,046

Net revenues by market:
Semi Market	$7,387	$7,126	$19,256	$24,878
Industrial	4,220	5,758	12,346	15,983
Defense/aerospace	2,015	153	4,919	1,437
Telecommunications	419	1,377	1,427	3,509
Other Multi Markets	402	218	1,000	1,239
	$14,443	$14,632	$38,948	$47,046

There was no change in the amount of the allowance for doubtful accounts for the nine months ended September 30, 2020.

(6)	MAJOR CUSTOMERS

During the nine months ended September 30, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the nine months ended September 30, 2019, Texas Instruments Incorporated accounted for 11% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2019.

(7)	INVENTORIES

Inventories held at September 30, 2020 and December 31, 2019 were comprised of the following:

	September 30, 2020	December 31, 2019
Raw materials	$4,800	$5,369
Work in process	1,042	949
Inventory consigned to others	49	54
Finished goods	1,033	810
Total inventories	$6,924	$7,182

Total charges incurred for excess and obsolete inventory for the three months and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Excess and obsolete inventory charges	$105	$98	$410	$341

(8)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2031. Total operating lease and short-term lease costs for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating lease cost	$393	$370	$1,174	$1,106
Short-term lease cost	$13	$12	$35	$39

The following is additional information about our leases as of September 30, 2020:

Range of remaining lease terms (in years)	0.3	to	10.0
Weighted average remaining lease term (in years)			6.6
Weighted average discount rate			4.4%

Maturities of lease liabilities as of September 30, 2020 were as follows:

2020 (remainder)	$378
2021	1,407
2022	1,321
2023	1,341
2024	1,377
Thereafter	2,566
Total lease payments	$8,390
Less imputed interest	(1,042)
Total	$7,348

Supplemental Cash Flow Information

Total amortization of ROU assets was $324 and $977 for the three months and nine months ended September 30, 2020, respectively, and $351 and $952 for the three months and nine months ended September 30, 2019, respectively.

Non-cash increases in operating lease liabilities and ROU assets as a result of lease modifications for the nine months ended September 30, 2020 were as follows:

Modification to lease for facility in Fremont, California	$1,176
Modification to lease for facility in Mt. Laurel, New Jersey	$2,051

On January 23, 2020, we executed an amendment to the lease for our EMS facility in Fremont, California, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176.

On September 22, 2020, we executed an amendment to the lease for our EMS facility in Mt. Laurel, New Jersey, which extended the term of the existing lease for a period of 120 months commencing on May 1, 2021. In addition, effective on May 1, 2021, the leased space shall be reduced to approximately 33,650 square feet. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $2,051.

Non-cash increases (decreases) in operating lease liabilities and ROU assets as a result of lease modifications for the nine months ended September 30, 2019 was as follows:

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

(9)	DEBT

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

Our outstanding letters of credit at September 30, 2020 and December 31, 2019 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	September 30, 2020	December 31, 2019
Mt. Laurel, NJ	3/29/2010	4/30/2021	4/30/2031	$90	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$140

Line of Credit

As previously indicated in Note 1, on April 10, 2020 (the “Closing Date”) we entered into the Agreement with M&T. Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility under which our domestic subsidiaries, Ambrell, inTEST EMS LLC (“EMS LLC”), Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation (“Silicon Valley”), are guarantors (collectively, the “Guarantors”). The revolving credit facility has a 364-day contract period that began on the Closing Date and expires on April 9, 2021 (the “Contract Period”). The principal balance of the revolving credit facility accrues interest at the LIBOR rate plus 2.5%. In the event the current LIBOR rate is no longer available or representative, the Agreement includes a mechanism for providing an alternate benchmark. Interest payments are due on a monthly basis, and principal payments are due, along with any accrued and unpaid interest thereon, on the earlier of (a) the expiration of the Contract Period, or (b) on demand upon the occurrence of an event of default that is continuing. As of September 30, 2020, we had $7,500 available to borrow under this facility.

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

(10)	STOCK-BASED COMPENSATION

As of September 30, 2020, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 12 to the consolidated financial statements in our 2019 Form 10-K.

As of September 30, 2020, total unrecognized compensation expense related to unvested restricted stock awards and stock options was $1,544. The weighted average period over which this expense is expected to be recognized is 2.8 years. The following table shows the allocation of the compensation expense we recorded during the three months and nine months ended September 30, 2020 and 2019, respectively, related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$-	$-	$-	$-
Selling expense	3	-	9	4
Engineering and product development expense	10	11	31	26
General and administrative expense	72	231	440	608
	$85	$242	$480	$638

There was no stock-based compensation expense capitalized in the three months or nine months ended September 30, 2020 or 2019.

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

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of September 30, 2020, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three year vesting period. Our estimate of the final expected vesting percentage will be reassessed and adjusted, as needed, at the end of each reporting period.

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2020	165,031	$6.55
Granted	229,110	4.24
Vested	(80,361)	5.47
Forfeited	(67,125)	6.03
Unvested shares outstanding, September 30, 2020	246,655	4.89

The total fair value of the shares that vested during the nine months ended September 30, 2020 and 2019 was $296 and $370, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2020 and 2019 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.46%	2.35%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.44	.42
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2020 and 2019 was $1.48 and $2.75, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2020 (87,900 exercisable)	506,810	$6.89
Granted	113,980	3.49
Exercised	-	-
Forfeited	(182,590)	6.31
Options outstanding, September 30, 2020 (204,630 exercisable)	438,200	6.25

(11)	STOCK REPURCHASE PLAN

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the quarter ended March 31, 2020, we repurchased 13,767 shares under the 2019 Repurchase Plan at a cost of $74, including fees paid to our broker. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. For the term of the 2019 Repurchase Plan through September 30, 2020, we have repurchased a total of 243,075 shares at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired.

(12)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, EMS LLC, Temptronic and Silicon Valley who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months and nine months ended September 30, 2020 we recorded $56 and $313 of expense for matching contributions, respectively. For the three months and nine months ended September 30, 2019 we recorded $53 and $335 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing one year of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 25% of each employee's contributions up to a maximum of 2% of such employee's annual compensation. For the three months and nine months ended September 30, 2020 we recorded $17 and $49 of expense for matching contributions, respectively. For the three months and nine months ended September 30, 2019 we recorded $11 and $48 of expense for matching contributions, respectively.

(13)	SEGMENT INFORMATION

We have two reportable segments, Thermal and EMS, which are also our reporting units. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support. EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market. See Note 3 for information related to the planned closure of our manufacturing facility in Fremont, California.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the Semi Market, including the automotive, defense/aerospace, energy, industrial, telecommunications and other markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues:
Thermal	$10,724	$10,622	$29,534	$33,775
EMS	3,719	4,010	9,414	13,271
	$14,443	$14,632	$38,948	$47,046
Earnings (loss) before income tax expense (benefit):
Thermal	$478	$496	$39	$1,949
EMS	169	475	(574)	1,624
Corporate	(214)	(177)	(242)	(1,617)
	$433	$794	$(777)	$1,956
Net earnings (loss):
Thermal	$379	$403	$26	$1,592
EMS	218	387	(380)	1,327
Corporate	(139)	(143)	(161)	(1,321)
	$458	$647	$(515)	$1,598

	September 30, 2020	December 31, 2019
Identifiable assets:
Thermal	$51,920	$51,621
EMS	9,940	7,319
Corporate	929	775
	$62,789	$59,715

The following tables provide information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues:
U.S.	$5,562	$6,226	$16,235	$19,319
Foreign	8,881	8,406	22,713	27,727
	$14,443	$14,632	$38,948	$47,046

	September 30, 2020	December 31, 2019
Property and equipment:
U.S.	$2,088	$2,163
Foreign	329	257
	$2,417	$2,420

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this report, including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “will,” “should,” “plans,” “projects,” “forecasts,” “outlook,” or “anticipates” or similar terminology. See “Cautionary Statement Regarding Forward-Looking Statements" in our 2019 Form 10-K for examples of statements made in this report which may be "forward-looking statements." These statements involve risks and uncertainties and are based on various assumptions. Although we believe that our expectations are based on reasonable assumptions, investors and prospective investors are cautioned that such statements are only projections, and there cannot be any assurance that these events or results will occur. We undertake no obligation to update the information in this report including this MD&A, to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

o	customers’ inability or refusal to accept product deliveries or schedule after market service and support visits; and
o	the sufficiency of our revolving credit facility to address the impact of COVID-19;
●	indications of a change in the market cycles in the Semi Market or other markets we serve including as a result of COVID-19;
●	changes in business conditions and general economic conditions both domestically and globally including as a result of COVID-19;
●	changes in the demand for semiconductors, generally and as a result of COVID-19;
●	the success of our consolidation of all EMS manufacturing into our operation located in Mt. Laurel, New Jersey;
●	the success of our strategy to diversify our business by entering markets outside the Semi Market;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the ability to borrow funds or raise capital to finance potential acquisitions;
●	changes in the rates of, and timing of, capital expenditures by our customers including as a result of COVID-19;
●	progress of product development programs;
●	increases in raw material and fabrication costs associated with our products including as a result of COVID-19; and
●	other risk factors included in Part I, Item 1A - "Risk Factors" in our 2019 Form 10-K and Part II, Item 1A - "Risk Factors" in this Quarterly Report on Form 10-Q.

Material changes to such risk factors may be reported in subsequent Quarterly Reports on Form 10-Q in Part II, Item 1A.

COVID-19 Pandemic

Our business has been, and will continue to be, adversely affected by the ongoing COVID-19 pandemic. As of the date of this filing, COVID-19 continues to cause significant disruptions in the normal business environment, both domestically and globally, and we believe the situation will remain challenging until the spread of the virus can be contained. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of the date of this filing, all of the states in which we operate have re-opened to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. Despite these changes, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications as discussed below.

Although our net revenues from all of the markets we serve have been significantly affected by COVID-19, the impact of COVID-19 on our net revenues from the Semi Market has been intensified because it began during a time when our business operations were also being negatively affected by a global downturn in the Semi Market. The Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. This downturn resulted in significant declines in our net revenues from the Semi Market during 2020 as compared to 2019, particularly during the first half of the year, and was the primary factor causing the net loss we recorded in the first nine months of 2020 of $515,000. Our net revenues from the Semi Market for the first nine months of 2020 totaled $19.3 million compared to $24.9 million in the first nine months of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end and that the beginning of the next cyclical upturn in the Semi Market was about to commence. However, COVID-19 impacted this timing and, as a result, the recovery in the Semi Market was delayed. Although we saw increasing order rates from our customers in the Semi Market during the second quarter of 2020, this trend did not continue for all of the products we sell into this market during the third quarter of 2020. While the broader Semi Market appears to have entered the next cyclical upturn, we serve only a portion of that broader market. Furthermore, because we sell to a limited number of customers in the ATE and wafer processing sectors within the broader Semi Market, the trend in our orders and net revenues does not always follow the overall trend in these sectors of the broader Semi Market. Accordingly, there can be no assurance that the trend in our orders from customers in the Semi Market will follow the trend in the broader Semi Market, in particular, if the spread of COVID-19 is not further contained and one or more of our significant customers is negatively impacted.

In addition, the aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19 due to travel restrictions which continue to exist in some locations and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.  The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the third quarter of 2020, if the spread of COVID-19 worsens, these revenues may be reduced in future periods.

During 2019, we made adjustments to reduce our fixed cost structure, which included staff reductions and limits on all discretionary spending. As a result of the delay in the Semi Market recovery discussed above and the impact of COVID-19 on our operations, we have taken actions to further reduce our fixed cost structure with the goal of limiting future losses and maintaining an adequate level of liquidity to operate our business. To date, these additional actions have included further staff reductions, the temporary closure of our EMS manufacturing facility in Fremont, California for approximately three weeks beginning in late March and the temporary closure of our Thermal segment manufacturing facility in Mansfield, Massachusetts for a two-week period at the beginning of April. As discussed further in Note 9 to our consolidated financial statements, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7.5 million revolving credit facility. This revolving credit facility was put in place to provide us with additional liquidity in response to the current business environment as a result of COVID-19.

As of the date of the filing of this report, all of our facilities are open, although a significant number of our employees are working remotely as discussed below. As discussed further in Note 3 to our consolidated financial statements, we are in the process of closing our manufacturing operation in Fremont, California. We expect that action to be substantially completed during the fourth quarter of 2020. While we do not currently have any further plans for other facility closures, if the current pace of COVID-19 cannot be sufficiently slowed and the spread of the virus is not contained, our business operations could be further interrupted. If the spread of the virus cannot be contained, government and health authorities may announce new or extend existing restrictions, which could require us to make further adjustments to our operations in order to comply with any such restrictions. These adjustments to our operations could include additional facility closures in the future if demand slows down, which could have a material negative impact on our business, results of operations, financial condition and cash flows. The funds we may be able to draw down under the Agreement may not be sufficient to prevent the need to take further actions, such as staff reductions, facility closures or other salary and benefits adjustments for remaining employees. As a result of our current level of working capital as well as the availability of the revolving credit facility under the Agreement, we currently expect to have sufficient liquidity to operate our business throughout the balance of 2020, as further described in this report.

Generally, global supply chains and the timely availability of products have been, and will continue to be, materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. We have experienced, and expect that we may continue to experience, extended delivery lead times, price increases and/or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. We are working to mitigate and address these delays and price increases, but there can be no assurance that we will not experience delays or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

We have implemented workplace safeguards designed to protect the health and well-being of our employees. A significant number of employees have been authorized to work from home and have been provided with the tools and technology necessary to do so. However, the process of working remotely may result in those employees not being as effective or responsive to our customers’ needs as they would be under more normal conditions. This could result in lost business opportunities or have other negative impacts on our business. Remaining employees in our facilities are following World Health Organization (“WHO”) and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives, but there can be no assurances that we can successfully avoid one or more of our employees contracting COVID-19 and entering our facilities while infected. Should this occur, or should we have employees who become ill or otherwise are unable to work, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately.

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

We are a global supplier of precision-engineered solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, energy, industrial, semiconductor and telecommunications. We manage our business as two operating segments: Thermal Products (“Thermal”) and Electromechanical Solutions (“EMS”). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

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

Markets

Historically, we have referred to our markets as “Semiconductor” (which includes both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which included all of the other markets we serve). In the second quarter of 2019, we began referring to the semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” While the Semi Market represents the historical roots of inTEST and remains a very important component of our business, Multimarket is where we have focused our strategic growth efforts in the last several years. Our goal has been to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. It is important to note that business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications. Prior to the acquisition of Ambrell, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market but, since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has reduced our dependence on customers in the Semi Market. We expect that our future orders and net revenues will be approximately equally split between the Semi Market and Multimarket.

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

In the past, the Semi Market has been highly cyclical with recurring periods of oversupply, which often severely impact the Semi Market's demand for the products we manufacture and sell into the market. This cyclicality can cause wide fluctuations in both our orders and net revenues and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Market cycles are difficult to predict and, because they are generally characterized by sequential periods of growth or declines in orders and net revenues during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. In addition, during both downward and upward cycles in the Semi Market, in any given quarter, the trend in both our orders and net revenues can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

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

While approximately half of our orders and net revenues are derived from the Semi Market, and our operating results generally follow the overall trend in the Semi Market, in any given period we may experience anomalies that cause the trend in our net revenues to deviate from the overall trend in the Semi Market. We believe that these anomalies may be driven by a variety of factors within the Semi Market, including, for example, changing product requirements, longer periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the Semi Market is not consistent for each of our operating segments or for any given product within a particular operating segment. This inconsistency in demand can be driven by a number of factors but, in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. Recently this has become more pronounced for our sales into the wafer processing sector within the broader semiconductor market due to the limited market penetration we have into this sector and the variability of orders we have experienced from the few customers we support. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

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

EMS Segment Restructuring and Facility Consolidation

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into the manufacturing operation located in Mt. Laurel, New Jersey. Currently, our interface products are manufactured in the Fremont facility, and our manipulator and docking hardware products are manufactured in the Mt. Laurel facility. This action will result in the closure of the Fremont facility and the termination of certain employees at that location. The consolidation of manufacturing operations is being undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. The consolidation is expected to be substantially completed during the fourth quarter of 2020. A small engineering and sales office will be maintained in northern California after the consolidation of manufacturing operations has been completed. The costs related to these actions are included in general and administrative expense on our consolidated statement of operations and are discussed in more detail in Note 3 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2020	2019	$	%	2020	$	%
Orders:
Thermal	$11,004	$9,543	$1,461	15%	$10,446	$558	5%
EMS	3,423	4,314	(891)	(21)%	3,472	(49)	(1)%
	$14,427	$13,857	$570	4%	$13,918	$509	4%

Semi Market	$7,263	$6,602	$661	10%	$7,299	$(36)	-%
Multimarket	7,164	7,255	(91)	(1)%	6,619	545	8%
	$14,427	$13,857	$570	4%	$13,918	$509	4%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Orders:
Thermal	$31,949	$30,476	$1,473	5%
EMS	10,172	11,197	(1,025)	(9)%
	$42,121	$41,673	$448	1%

Semi Market	$21,254	$20,804	$450	2%
Multimarket	20,867	20,869	(2)	-%
	$42,121	$41,673	$448	1%

Total consolidated orders for the three months ended September 30, 2020 were $14.4 million compared to $13.9 million in each of the three months ended September 30, 2019 and June 30, 2020. Orders from customers in Multimarket for the three months ended September 30, 2020 were $7.2 million, or 50% of total consolidated orders, compared to $7.3 million, or 52% of total consolidated orders for the same period in 2019 and $6.6 million or 48% of total consolidated orders for the three months ended June 30, 2020.

We believe that the increase in our consolidated orders during the three months ended September 30, 2020 as compared to the same period in 2019 primarily reflects increased demand in our Thermal segment from certain of its Semi Market customers. This was partially offset by our EMS segment continuing to experience reduced levels of demand from the Semi Market in the third quarter of 2020 as compared to the same period in 2019. As previously discussed under the Markets section above, we periodically see instances when demand within the Semi Market is not consistent for each of our segments or for any given product within a particular segment. We believe the increase in orders for our Thermal segment as well as recent indications from customers of our EMS segment signal we are coming out of the cyclical downturn in the Semi Market that has been ongoing since late 2019. However, there can be no assurance that this trend will continue, in particular, if the spread of COVID-19 cannot be further contained, or worsens, and additional government mandated restrictions or shutdowns are enacted.

We believe that the increase in our consolidated orders during the three months ended September 30, 2020 as compared to the three months ended June 30, 2020 primarily reflects portions of our business returning to the levels we experienced prior to the onset of COVID-19. We had seen negative impacts in the second quarter of 2020 from COVID-19 on certain aspects of our business, in particular for our Thermal segment related to aftermarket service and support. We also experienced reductions in demand during the second quarter of 2020 for induction heating products from certain of our customers who had been impacted by government mandated closures. During the third quarter of 2020, we saw an improvement as customers re-opened facilities and began to allow limited service and support visits or found alternate methods to access service and support, either virtually or by shipping equipment to us for service.

At September 30, 2020, our backlog of unfilled orders for all products was approximately $8.7 million compared with approximately $8.0 million at September 30, 2019 and $8.7 million at June 30, 2020. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2020. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2020	2019	$	%	2020	$	%
Net revenues:
Thermal	$10,724	$10,622	$102	1%	$9,476	$1,248	13%
EMS	3,719	4,010	(291)	(7)%	3,799	(80)	(2)%
	$14,443	$14,632	$(189)	(1)%	$13,275	$1,168	9%

Semi Market	$7,387	$7,126	$261	4%	$6,858	$529	8%
Multimarket	7,056	7,506	(450)	(6)%	6,417	639	10%
	$14,443	$14,632	$(189)	(1)%	$13,275	$1,168	9%

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Net revenues:
Thermal	$29,534	$33,775	$(4,241)	(13)%
EMS	9,414	13,271	(3,857)	(29)%
	$38,948	$47,046	$(8,098)	(17)%

Semi Market	$19,256	$24,878	$(5,622)	(23)%
Multimarket	19,692	22,168	(2,476)	(11)%
	$38,948	$47,046	$(8,098)	(17)%

Total consolidated net revenues for the three months ended September 30, 2020 were $14.4 million compared to $14.6 million for the same period in 2019 and $13.3 million for the three months ended June 30, 2020. Net revenues from customers in Multimarket for the three months ended September 30, 2020 were $7.1 million, or 49% of total consolidated net revenues, compared to $7.5 million, or 51% of total consolidated net revenues for the same period in 2019 and $6.4 million or 48% of total consolidated orders for the three months ended June 30, 2020.

We believe the decrease in our consolidated net revenues as compared to the same period in 2019 reflects a combination of factors including the impact of COVID-19 on our revenues from Multimarket customers, which are all in our Thermal segment, and the impact of both COVID-19 and the aforementioned downturn in the Semi Market on our EMS segment. We believe the increase in our consolidated net revenues for the three months ended September 30, 2020 as compared to the three months ended June 30, 2020 reflects that the impact of COVID-19 is lessening and we are beginning to experience increased demand from certain of our Semi Market customers. As previously discussed under the Orders and Backlog section above, we believe this signals that the downturn in the Semi Market is coming to an end, although there can be no assurance that this trend will continue or what the pace of the recovery may be.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Revenues. Net revenues were $14.4 million for the three months ended September 30, 2020 compared to $14.6 million for the same period in 2019, a decrease of $189,000, or 1%. We believe the decrease in our net revenues during the third quarter of 2020 primarily reflects the factors previously discussed in the Overview and COVID-19 Pandemic sections.

Gross Margin. Our consolidated gross margin was 45% of net revenues for the three months ended September 30, 2020 as compared to 49% of net revenues for the same period in 2019. The decrease in our gross margin primarily reflects changes in product and customer mix. To a lesser extent, we also had an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs were relatively unchanged in absolute dollar terms, they increased as a percentage of net revenues as a result of not being as fully absorbed by the lower net revenues levels in the three months ended September 30, 2020 as compared to the same period in 2019.

Selling Expense. Selling expense was $1.7 million for the three months ended September 30, 2020 compared to $2.0 million for the same period in 2019, a decrease of $297,000, or 15%. The decrease primarily reflects a reduction in travel and trade show expense, reflecting the impact of COVID-19. In late March 2020, we suspended all non-essential travel, including attendance at trade shows. To a lesser extent, there was also a reduction in warranty expense and lower levels of commission expense, as a result of the lower net revenue levels, and a decrease in salary and benefits expense in our Thermal segment due to headcount reductions.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.3 million for both the three months ended September 30, 2020 and 2019. Increases in salaries and benefits expense in our Thermal segment were offset by a reduction in spending on third-party consultants in our Thermal segment and reduced travel in both of our segments.

General and Administrative Expense. General and administrative expense was $3.0 million for the three months ended September 30, 2020 compared to $3.1 million for the same period in 2019, a decrease of $134,000, or 4%. The expense for the three months ended September 30, 2020 included $133,000 for severance and medical benefits for our former CEO who resigned on August 6, 2020. In connection with his resignation, we also recorded a reduction of $117,000 in stock-based compensation expense related to awards that he forfeited at his termination date. During the three months ended September 30, 2020 we recorded lower levels of expense for salaries and benefits, reflecting a reduction in administrative staff, lower travel costs and reduced spending on third-party professionals who assist us in a variety of strategic and compliance related matters. These reductions were partially offset by accruals related to the guaranteed minimum cash bonus that will be paid to our new CEO for 2020.

Income Tax Expense (Benefit). For the three months ended September 30, 2020, we recorded an income tax benefit of $25,000 compared to income tax expense of $147,000 for the same period in 2019. Our effective tax rate was (6)% for the three months ended September 30, 2020 compared to 19% for the same period in 2019. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The effective tax rates in each of the three months ended September 30, 2020 and 2019 reflect adjustments that were made to bring the effective tax rates for the nine-month periods ended September 30, 2020 and 2019 to the expected annualized effective tax rate as of September 30 in each year.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Revenues. Net revenues were $38.9 million for the nine months ended September 30, 2020 compared to $47.0 million for the same period in 2019, a decrease of $8.1 million, or 17%. We believe the decrease in our net revenues during the first nine months of 2020 primarily reflects the factors previously discussed in the Overview, including the impact of the ongoing downturn in the Semi Market and COVID-19.

Gross Margin. Our consolidated gross margin was 45% of net revenues for the nine months ended September 30, 2020 as compared to 48% of net revenues for the same period in 2019. The decrease in our gross margin as a percentage of net revenues primarily reflects an increase in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs decreased by $356,000 in absolute dollar terms, they represented 19% of net revenues for the nine months ended September 30, 2020 as compared to 16% of net revenues for the same period in 2019. This is a result of not being as fully absorbed by the lower net revenues levels in the first nine months of 2020. The $356,000 decrease in our fixed operating costs primarily reflects a reduction in materials used in operations and service, headcount reductions and lower levels of outsourced labor in our Thermal segment. These decreases were partially offset by an increase in facilities costs in our Thermal segment.

Selling Expense. Selling expense was $5.6 million for the nine months ended September 30, 2020 compared to $6.5 million for the same period in 2019, a decrease of $945,000, or 15%. The decrease primarily reflects a reduction in travel and trade show expense, reflecting the aforementioned suspension of all non-essential travel and trade show attendance as a result of COVID-19. In addition, there was also a reduction in warranty expense and lower levels of commission expense, as a result of the lower net revenue levels.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $3.8 million for both the nine months ended September 30, 2020 and 2019. Increases in salaries and benefits expense were offset by a reduction in spending on travel, third-party consultants and materials used in product development.

General and Administrative Expense. General and administrative expense was $8.7 million for the nine months ended September 30, 2020 compared to $10.5 million for the same period in 2019, a decrease of $1.8 million, or 17%. During the nine months ended September 30, 2019, we incurred $683,000 related to an acquisition opportunity which we decided not to pursue. There were no similar costs in the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we also recorded restructuring costs of $242,000, primarily related to the consolidation of Ambrell’s European operations. This compares to restructuring costs of $179,000 recorded during the nine months ended September 30, 2020, primarily related to the aforementioned resignation of our former CEO and, to a lesser extent, employee terminations in our Thermal segment which were a result of reduced levels of demand. During the nine months ended September 30, 2020 we also recorded reduced spending on third-party professionals who assist us in a variety of strategic and compliance related matters, lower travel costs, reduced levels of stock-based compensation expense, lower salaries and benefits expense and reduced levels of accruals for profit-based bonuses.

Income Tax Expense (Benefit). For the nine months ended September 30, 2020, we recorded an income tax benefit of $262,000 compared to income tax expense of $358,000 for the same period in 2019. Our effective tax rate was 34% for the nine months ended September 30, 2020 compared to 18% for the same period in 2019. The increase in our effective tax rate primarily represents the impact of changes in the expected mix of foreign and domestic source income for 2020 and other adjustments related to recently enacted tax regulations where specific application of the regulations is still evolving. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$9,473	$7,612
Working capital	$17,358	$16,534

As of September 30, 2020, $3.4 million, or 36%, of our cash and cash equivalents was held by our foreign subsidiaries. In addition, included in our cash and cash equivalents at September 30, 2020 was $1.4 million in advance deposits from customers on orders we expect to ship in the fourth quarter of 2020. We currently expect our cash and cash equivalents, in combination with the borrowing availability under our revolving credit facility to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Notes 1 and 9 to our consolidated financial statements. Should the impact of COVID-19 on our operations, including the disruption to our business caused by potential future closures of our facilities or reduced demand from our customers, be more significant than we currently anticipate, we may need additional financial resources, including additional debt or equity financings. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Cash Flows

Operating Activities. For the nine months ended September 30, 2020, we recorded a net loss of $515,000 and our net cash provided by operations was $2.4 million. During this same period, we had non-cash charges of $2.4 million for depreciation and amortization, which included $977,000 of amortization related to our ROU assets. During the nine months ended September 30, 2020, we also recorded $480,000 for amortization of deferred compensation expense related to stock-based awards and a provision for excess and obsolete inventory of $410,000. During the nine months ended September 30, 2020, customer deposits and deferred revenue increased $936,000, primarily reflecting an increase in customers placing deposits with their orders for future shipment, our operating lease liabilities decreased $977,000, primarily reflecting cash payments made under our facility lease agreements, and our domestic and foreign taxes payable decreased $240,000, primarily reflecting the accrual of an income tax benefit on our loss for the nine months.

Investing Activities. During the nine months ended September 30, 2020, purchases of property and equipment were $520,000. During the fourth quarter of 2020, we expect to spend approximately $202,000 to complete the tenant improvements to our facility in Mt. Laurel, New Jersey. These improvements are being done in connection with reducing the size of that facility and consolidating manufacturing operations from our Fremont, California operation as discussed under the Overview section above and in Notes 3 and 8 to our consolidated financial statements. We have no other significant commitments for capital expenditures for the balance of 2020; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate.

Financing Activities. As discussed more fully in Note 13 to our consolidated financial statements in our Q1 2020 Form 10-Q, during April 2020, we applied for and received loans through the PPP of the CARES Act administered by the SBA totaling $2.8 million. We repaid the full amount of the PPP loans on May 5, 2020 with the applicable interest. During the nine months ended September 30, 2020 we borrowed and repaid $2.8 million on our revolving credit facility. During the nine months ended September 30, 2020, we utilized $74,000 to repurchase 13,767 shares of our common stock under the 2019 Repurchase Plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2020, there have been no significant changes to the accounting policies that we have deemed critical. These policies are more fully described in our 2019 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2020 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b), management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, including impact of COVID-19. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business has been, and will continue to be, adversely affected by COVID-19. As of the date of this filing, the ongoing COVID-19 pandemic continues to cause significant disruptions in the normal business environment, both domestically and globally, and we believe the situation will remain challenging until the spread of the virus can be contained. Since March 17, 2020, several states, including all of the states in which we have manufacturing facilities, have instituted “shelter-in place” orders as well as guidance in response to COVID-19 and the need to contain it. As of the date of this filing, all of the states in which we operate had begun the process of re-opening to varying degrees. However, some of these states have paused their re-opening plans or reversed actions they had taken with respect to their re-opening plans because of increased spread. Despite these changes, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications.

The impact of COVID-19 on our operations is intensified because it has occurred during a time when our business operations have been negatively affected by a global downturn in the Semi Market. In addition, the aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19 due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.

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

The duration of any business disruption and related financial impact cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. The extent to which COVID-19 may impact our results will depend on future developments, which are highly uncertain and cannot be predicted as of the time of the filing of this report, including new information that may emerge concerning the severity of COVID-19 and steps taken to contain COVID-19 or treat its impact, among others. As a result of any negative impact of COVID-19 on our business, results of operations, financial condition and cash flows, we may determine that our goodwill and long-lived assets are impaired which would result in recording an impairment charge. The amount of any such impairment charge could be material.

If the EMS facility consolidation takes longer than we currently expect, the costs incurred could exceed our current estimates and the efficiencies we project from the consolidation may not occur.

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment from our Fremont facility into our manufacturing operation located in Mt. Laurel, New Jersey. Currently, our interface products are manufactured in the Fremont facility, and our manipulator and docking hardware products are manufactured in the Mt. Laurel facility. The consolidation of manufacturing operations will result in the closure of the Fremont facility and the termination of certain employees at that location. The consolidation of manufacturing operations is being undertaken to streamline operations and reduce the fixed annual operating costs for the EMS segment. The consolidation is expected to be substantially completed during the fourth quarter of 2020. If we are unable to complete the consolidation in the timeframe that we currently expect, this could impact customer shipments and reduce our revenue or increase our costs in future periods. If we do not meet our customers’ expectations for on-time delivery, this could result in lost business opportunities. If we do not achieve the efficiencies we currently anticipate as a result of the consolidation, our costs could be higher than we currently expect in future periods. In addition, if the consolidation is delayed, we would incur costs associated with the facility consolidation in excess of those we currently estimate. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition in future periods.

Non-compliance with the terms and covenants relating to our revolving credit facility could adversely impact our financial performance and liquidity, and thus we may need additional financial resources to maintain our liquidity.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (1)
10.2*	Separation and Consulting Agreement between inTEST Corporation and James Pelrin dated August 6, 2020. (2)
10.3*	Letter Agreement between inTEST Corporation and Richard N. Grant, Jr. dated July 24, 2020. (2)
10.4*	inTEST Corporation Third Amended and Restated 2014 Stock Plan.
10.5*	Form of Restricted Stock Award Agreement for Employees.
10.6*	Form of Restricted Stock Award Agreement for Directors.
10.7*	Form of Incentive Stock Option Agreement.
10.8*	Form of Non-Qualified Stock Option Agreement.
10.9*	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 22, 2020, File No. 001-36117, filed September 24, 2020, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated August 6, 2020, File No. 001-36117, filed August 11, 2020, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	November 12, 2020	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer

Date:	November 12, 2020	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer