Form 10-K
period 2020-12-31
INTEST CORP
filed 2021-03-23
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), was: $33,823,258.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2021, was 10,703,056.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K (“Report”)), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, that are based on management’s current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	the impact of COVID-19 on our business, liquidity, financial condition and results of operations;
●	our ability to successfully consolidate our EMS manufacturing operations without any impact on customer shipments or quality and to realize the benefits of the consolidation;
●	indications of a change in the market cycles in the semiconductor and automated test equipment (“ATE”) markets, collectively the “Semi Market,” or other markets we serve;
●	developments and trends in the Semi Market, including changes in the demand for semiconductors;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	the availability of materials used to manufacture our products;
●	the impact of interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the ability to borrow funds or raise capital to finance major potential acquisitions;
●

the success of our strategy to diversify our business by entering markets outside the Semi Market, including the automotive, defense/aerospace, industrial, medical, telecommunications and other markets and changes in demand in these markets;

●	competitive pricing pressures;
●	the development of new products and technologies by us or our competitors;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally; and
●	other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items.

We discuss many of these risks and uncertainties and others under Item 1A "Risk Factors," in this Report, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

PART I

Item 1.	BUSINESS

INTRODUCTION

inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. The consolidated entity is comprised of inTEST Corporation (parent) and our wholly-owned subsidiaries. In this report, "we," "us," "our," and the "Company" refer to inTEST Corporation and its consolidated subsidiaries.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications. We manage our business as two operating segments, Thermal Products ("Thermal”) and Electromechanical Semiconductor Products ("EMS"), which are also our reporting units. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. Our Thermal segment sells its products to many of these same types of customers; however, it also sells into a variety of other markets, including the automotive, defense/aerospace, industrial, medical and telecommunications markets.

We sell our products worldwide. Within the ATE market, we sell our products both directly to major semiconductor manufacturers and semiconductor test subcontractors and indirectly through leading ATE manufacturers. In markets outside the ATE market, we sell our products directly to the end user of the product or through third party distributors. Our largest customers include Aixtron SE, Analog Devices, Inc., Emerson Electric Co., Hakuto Co. Ltd., Lockheed Martin Corporation, NXP Semiconductors N.V., QUALCOMM Incorporated, Raytheon Company, Renesas Electronics Corporation and Texas Instruments Incorporated.

COVID-19 PANDEMIC

Our net revenues from all of the markets we serve were significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on our net revenues from the Semi Market was intensified during the first half of the year because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. The Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end. These indications included increased quoting activity and order levels for the first quarter of 2020 as compared to the fourth quarter of 2019. However, we believe COVID-19 delayed the recovery in the Semi Market as the increase in activity leveled off during late March 2020.

Although we saw slightly increased order rates from our customers in the Semi Market during the second and third quarters of 2020, it was not until the fourth quarter of 2020 that we saw a significant increase in our orders from the Semi Market which we believe indicates that we have now entered the next cyclical upturn. During the fourth quarter of 2020, our orders from the Semi Market increased 53% sequentially and were 141% higher than in the fourth quarter of 2019, the low point of the prior cyclical downturn for the products that we sell. We believe the level of increase in our orders from the Semi Market during the fourth quarter of 2020 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. We believe this increase in demand is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the amount of integrated circuits (“ICs”) used in the automotive industry and changes occurring in the telecommunications and mobility markets.

As of the date of this filing, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates, which has allowed us to continue to operate our business with certain modifications. These modifications include a significant number of our employees working remotely. Such employees have been provided with the tools and technology necessary to do so. Additionally, we have implemented workplace safeguards designed to protect the health and well-being of our employees. Employees who remain in our facilities are following World Health Organization (“WHO”) and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives. We have had occasions where one or more employees have contracted COVID-19 and entered our facilities while infected. To date, we have managed these occurrences with minimal disruption to our business while protecting other employees, but there can be no assurances that we can avoid similar occurrences in the future or, that in such cases, we can avoid significant disruption of our operations.

The aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19. Specifically, the travel restrictions that remain in place, coupled with limitations on visitors into customer facilities, have resulted in the reduction or suspension of certain activities. The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the third and fourth quarters of 2020, if the spread of COVID-19 or variations of the virus worsen, these revenues may be reduced in future periods.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. See “Risks Related to COVID-19” under Item 1A “Risk Factors” in this Report.

As a result of our current level of working capital as well as the availability of our revolving credit facility, which is discussed in Note 10 to our consolidated financial statements, we currently expect to have sufficient liquidity to operate our business throughout 2021, as further described in this Report. Although our revolving credit facility will mature on April 9, 2021, we are currently in discussions with our lender to replace this facility with a three-year credit facility. We expect that facility to be put in place in conjunction with, or prior to, the expiration of our current credit facility.

MARKETS

Overview

Historically, we referred to our markets as “Semiconductor” (which included both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which included all of the other markets we serve). In the second quarter of 2019, we began referring to the semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets, when referred to collectively, are designated as “Multimarket.” Business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications, while business within our EMS segment is all within the Semi Market.

While the Semi Market represents the historical roots of inTEST and remains a very important component of our business, Multimarket is where we have focused our strategic growth efforts over the last several years. Our goal has been to grow our business, both organically and through acquisition, in Multimarket as we believe these markets have historically been less cyclical than the Semi Market. Moving forward, with the launch of our new strategic plan which is discussed below under “Our Strategies”, we are broadening our strategic growth efforts to target both organic and inorganic growth in all of our currently served markets, which includes the Semi Market. Our goal is to further expand our existing product lines, strengthen our positions in served markets and drive expansion into new markets.

Prior to the acquisition of Ambrell Corporation (“Ambrell”) in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market but since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has helped to diversify our customer base. We expect that our future orders and net revenues will be approximately equally split between the Semi Market and Multimarket. During 2020 and 2019, our net revenues from Multimarket were $27.0 million and $29.7 million, respectively, and represented 50% and 49%, respectively, of our total net revenues. In the five years prior to the acquisition of Ambrell, our net revenues from Multimarket ranged from 18% to 30% of our total net revenues.

The level of our net revenues in Multimarket varies significantly from market to market. During 2020 and 2019, our net revenues from the industrial market represented 32% and 35%, respectively, of our total net revenues, while our net revenues from the defense/aerospace market represented 12% and 8%, respectively, of our total net revenues. Our net revenues from the telecommunications market represented 3% of our total net revenues in both years. The level of our net revenues in these markets has varied significantly in the past and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products. One of our goals is to further expand our Multimarket sales; however, due to the highly specialized nature of many of our product offerings, we do not expect broad market penetration in many of these markets. We are continuing to evaluate buying patterns and opportunities for growth in these markets that may affect our future performance.

Outside of the Semi Market, we have developed a meaningful market share in one other market, which is the induction heating market for systems with 500kW or less of power. This market is a subset of the industrial market. In contrast to the Semi Market, where we serve a range of customers and where our business trends generally follow overall market trends within the Semi Market, in the industrial market, where induction heating products are used, we serve a limited number of market participants representing only a portion of this market. Therefore, market trends in this area do not have as material an impact on our financial results. The following discussion of our markets is, therefore, limited to the Semi Market.

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

Demand for new ATE and related equipment depends upon several factors, including the test equipment utilization rates of semiconductor manufacturers, the demand for products that incorporate ICs, the increasing complexity of ICs and the emergence of new IC design, production and packaging technologies. Some of the evolutionary changes in IC technologies include the shift to 300 mm wafers in production, system-on-a-chip (“SOC”) where digital, analog and memory functions are combined on a single IC, and chip scale packaging. As a result of these factors and other advances, semiconductor manufacturers may require additional ATE not only to handle increases in production, but also to handle the more sophisticated testing requirements of ICs.

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

OUR SOLUTIONS

We focus our development efforts on designing and producing high quality products that provide superior performance and cost-effectiveness. We seek to address each manufacturer's individual needs through innovative and customized designs, use of the best materials available, quality manufacturing practices and personalized service. We design solutions to overcome the evolving challenges facing the Semi Market and other markets that we serve, which we believe provide the following advantages:

Temperature-Controlled Testing. Our Thermostream(R) products are used by manufacturers in a number of markets to stress test a variety of semiconductor and electronic components, printed circuit boards and sub-assemblies. Factors motivating manufacturers to use temperature testing include design characterization, failure analysis and quality control, as well as determining performance under extreme operating temperatures, all of which contribute to manufacturing cost savings. Our thermal platforms and temperature chambers, sold under our Sigma Systems product line, can accommodate large thermal masses and are found in both laboratory and production environments. Thermonics' products provide a range of precision temperature forcing systems and have been melded into Temptronic's ATS ThermoStream product line. The Thermonics brand is now used to market a family of process chillers for test and industrial applications.

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

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our newest manipulator and docking hardware designs offer automated capabilities that allow for reduced downtime and increased productivity through predictable and repeatable production setup with reduced risk of operator error. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals. This results in increased accuracy of the test data and may thus enable improved test yields. We believe that these characteristics will gain even more significance as testing becomes even more demanding.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2020, we had domestic manufacturing facilities in Massachusetts, New Jersey and New York and provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR STRATEGIES

In connection with the changes in our executive management team during the third quarter of 2020, which are discussed further in Note 3 to our consolidated financial statements, we have recently announced changes in our corporate vision and strategy. Our corporate vision is to become the supplier of choice for innovative test and process technology solutions. We are committed to becoming recognized as a leader in our markets for design and manufacturing capabilities that result in high quality and cost-effective test and process solutions combined with a customer focus that drives a high level of customer satisfaction. We intend to achieve this vision through developing unique and differentiated solutions for the customers and industries we serve while at the same time expanding our portfolio of products, services, and support to drive increased value to our customers, thereby driving increased revenue for us. Our core strategies that we believe will allow us to achieve this vision and provide sustainable long-term growth are as follows:

Global and Market Expansion. We believe we can provide significant and sustainable long-term growth through a larger installed product base. In order to achieve this objective, we intend to make investments to drive further penetration in our existing markets. This may include initiatives to increase revenue both by selling a broader array of our current portfolio of products to our existing customer base as well as by expanding our customer base within these markets. In addition, we intend to increase our global footprint and coverage to better serve new and existing customers. Finally, our strategy in this area includes targeting expansion into new markets with our existing product portfolio.

Innovation and Differentiation. We plan to continue leveraging our know-how and expertise to deliver innovative solutions which we believe our competitors cannot match. We intend to allocate increased engineering resources towards developing new and unique solutions that are broadly applicable through standardized platforms that offer late-stage configuration. We believe this focus on driving more standardization to increase market availability and lower costs can positively impact our operational results as well as increase the breadth and depth of our customer base, both of which we expect will drive long-term sustainable growth in our revenue.

Service and Support. We believe service and support activities are valuable in strengthening customer satisfaction, loyalty and retention. Through ensuring that we serve our customers’ needs, whether by expanding service coverage and decreasing response time or through expanded and enhanced service offerings, we believe we can drive revenue growth and solidify our customer relationships. We plan to achieve these objectives by adding more resources to fill areas where we have identified gaps in service and support, as well as through adding remote service capabilities which can monitor the health of our products that are onsite at customer locations. In addition, we intend to focus on expanding our product portfolio to include more consumable products. We believe that increasing the number of ways and the frequency with which we make customer contacts can drive growth in our business in the future.

Strategic Acquisitions & Partnerships. Another element of our growth strategy has been, and will continue to be, to acquire businesses, technologies or products that are complementary to our current product offerings. We have acquired several businesses that have enabled us to expand our line of product offerings and have given us the opportunity to market a broader range of products to our customer base. We intend to continue to pursue acquisitions that help build our portfolio of technologies to better serve customers. These could be acquisitions which add to an existing business by expanding its product line or geographic presence, or new businesses that would allow us to expand our customer base and our served markets. We intend to explore opportunities across both of our product segments with the goal of expanding our electronic test capabilities, widening our thermal test capabilities in areas such as environmental test, and building out around the processing technologies that Ambrell added to our product offerings.

Talent and Culture. We believe ensuring the right people are in the right roles and are empowered to deliver success is crucial to the achievement of our core strategies. In addition, we intend to create a culture and environment of openness, one that is results-oriented and drives accountability across the organization. Finally, we intend to foster diversity and inclusion and provide opportunities for career development so as to maximize employee engagement, all of which is necessary to achieving our corporate vision.

OUR SEGMENTS

As noted above, we have two operating segments, Thermal and EMS, which are also our reporting units. Our Thermal segment consists of (i) inTEST Thermal Solutions (“iTS”), which manufactures and sells products under the Temptronic, Sigma and Thermonics brand names, and (ii) Ambrell. iTS has operations in Massachusetts, Germany and Singapore. Ambrell has operations in New York, the Netherlands and the U.K. Customers use the thermal solutions produced by iTS for product development, characterization and production test or process applications. Ambrell provides customers with induction heating system solutions for conditioning, joining, and forming conductive materials in the manufacturing process. Our Thermal segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications.

Our EMS segment consists of our manufacturing operations in New Jersey and, prior to December 31, 2020, our manufacturing operations in California. As discussed further in Note 3 to our consolidated financial statements, during the fourth quarter of 2020, we transitioned the manufacturing operations that had been performed in California to our operation in New Jersey. Semiconductor manufacturers use our EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs. These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, defense/aerospace, industrial, medical and telecommunications markets. We custom design most of our products for each customer's particular combination of ATE.

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

Traditionally, our customers use ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. ThermoStream(R) and MobileTemp products range in price from approximately $15,000 to $50,000.

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

Thermonics(R) Products: Our Thermonics temperature conditioning products, which include our process chillers, provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, defense/aerospace and semiconductor markets. Prices range from $20,000 to greater than $250,000.

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

EMS Products

Manipulator Products. We offer three lines of manipulator products: the in2(R), the Cobal and the LS Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

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

Financial Information About Operating Segments and Geographic Areas

Please see Note 16 to the consolidated financial statements included in Item 8 of this Report on Form 10-K for additional data regarding net revenues, profit or loss and total assets of each of our segments and revenues attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products primarily in markets where semiconductors are manufactured. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries. We have been providing a greater number of engineered solutions to markets outside the Semi Market. These are thermal-based solutions that fall into the categories of test and process, involving automotive, defense/aerospace, industrial, medical and telecommunications markets.

Thermal Products: We market our thermal products brands, Temptronic, Sigma and Thermonics, under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We communicate with our distributors regularly and have trained them to sell and service our thermal products.

We market our EASYHEAT™ and EKOHEAT(R) precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries, including automotive, aerospace and semiconductor, and are sold globally through a combination of regional sales managers, independent sales representatives and independent distributors. In North America, direct regional sales managers provide sales coverage augmented by independent sales representatives. In Europe, direct sales managers provide sales coverage augmented by independent distributors. In Asia, distributors have responsibility for sales and service of our products. We generate a significant portion of our sales leads through our website as well as through trade show attendance. However, as a result of COVID-19, the majority of the trade shows we would have normally attended were either canceled or held virtually during 2020. We believe this negatively impacted our revenue for our induction heating products during 2020. We continue to focus on other methods of lead generation and expect that trade show attendance will resume in 2021.

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

EMS Products: In North America, we sell to semiconductor manufacturers principally through independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows. As a result of COVID-19, the majority of the trade shows we would have normally attended were either canceled or held virtually during 2020, however, unlike for our induction heating products, our sales lead generation activities are not significantly reliant on trade show attendance.

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

CUSTOMERS

We market all of our products to end users including semiconductor manufacturers, third-party foundries and test and assembly providers, as well as to original equipment manufacturers ("OEMs"), which include ATE manufacturers and their third-party outsource manufacturing partners. In the case of thermal products, we also market our products to independent testers of semiconductors, manufacturers of automotive, defense/aerospace, industrial, medical and telecommunications products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing or process/manufacturing applications, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the year ended December 31, 2019, Texas Instruments Incorporated accounted for 10% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2019, no other customer accounted for 10% or more of our consolidated net revenues. Our ten largest customers accounted for approximately 35% and 34% of our consolidated net revenues in 2020 and 2019, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

Our largest customers in 2020 include:

Semiconductor Manufacturers	Other
Aixtron SE	Emerson Electric Co.
Analog Devices, Inc.	Hakuto Co. Ltd.
NXP Semiconductors N.V.	Lockheed Martin Corporation
QUALCOMM Incorporated	Raytheon Company
Renesas Electronics Corporation
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2020, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and New York. As discussed further in Note 3 to our consolidated financial statements, during the fourth quarter of 2020, we transitioned the manufacturing of our tester interface products from our facility in Fremont, California to our facility in Mt. Laurel, New Jersey. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own fabrication operation in New Jersey. Our practice is to use the highest quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers, however certain raw materials and components are sourced from single suppliers. Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources.

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

Our Massachusetts facility is ISO 9001:2015 certified. Our New York facility is ISO 9001:2015 certified. Our New Jersey facility manufacture products only for the semiconductor industry where ISO certification is not required. However, this location does employ the practices embodied in the ISO 9001:2008.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2020, we employed a total of 45 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. We spent approximately $5.0 million in each of the years ended December 31, 2020 and 2019 on engineering and product development.

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

As of December 31, 2020, we held 62 active U.S. patents and had two pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2021 and extending through 2038. During 2020, two U.S. patents were issued and four U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2021 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

BACKLOG

At December 31, 2020, our backlog of unfilled orders for all products was $11.5 million compared with $5.5 million at December 31, 2019. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2021. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2020, we had 204 employees (199 of which were full-time), including 112 in manufacturing operations, 54 in customer support/operations and 38 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

Item 1A. RISK FACTORS

The following are some of the factors that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The risks and uncertainties described below are not the only risks facing us and we cannot predict every event and circumstance that may adversely affect our business. However, these risks and uncertainties are the most significant factors that we have identified at this time. If one or more of these risks actually occurs, our business, results of operations and/or financial condition could suffer, and the price of our stock could be negatively affected.

RISKS RELATED TO COVID-19

Our business, results of operations and financial condition and the market price of our common stock have been and may continue to be adversely affected by the COVID-19 pandemic.

During the first half of 2020, our business was adversely affected by the COVID-19 pandemic. During the second half of the year, the negative impact of COVID-19 on our business was reduced significantly. However, COVID-19 continues to cause disruptions, both domestically and globally, and we believe the situation will remain challenging until the spread of the virus or variants of the virus can be contained which we believe will not occur until the global dissemination and inoculation of recently introduced vaccines is substantially complete. As of the date of this filing, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates which has allowed us to continue to operate our business with certain modifications. The spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future.

We have had occasions where one or more employees have contracted COVID-19 and entered our facilities while infected. We have managed these occurrences with minimal disruption to our business while protecting other employees, but there can be no assurances that we can avoid similar occurrences in the future or that, in such cases, we can avoid significant disruption of our operations as a result of such occurrences. Should this occur, or should we have employees who become ill or otherwise are unable to work as a result of COVID-19, we may experience limitations in employee resources or may be required to close affected facilities for a time to clean and disinfect appropriately, and allow employees to quarantine, as appropriate.

Our net revenues from all of the markets we serve were significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on our net revenues from the Semi Market was intensified during the first half of the year because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. We believe the level of increase in our orders from the Semi Market during the fourth quarter of 2020 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. If the trend in our orders from customers in the Semi Market declines, in particular, if the spread of COVID-19 is not further contained and one or more of our significant customers is negatively impacted, our business, results of operations and financial condition will be adversely affected. In addition, the aftermarket service and support that we provide to our customers has been, and may continue to be, adversely affected by COVID-19 due to travel restrictions and limitations on visitors allowed into customer facilities, which has resulted in some of these activities being reduced or suspended.

Generally, global supply chains and the timely availability of products have been materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19. To date, we have not experienced significant price increases or lack of availability from our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. However, if the spread of COVID-19 or its variants is not further contained and one or more of our significant suppliers is negatively impacted, we could experience delays in receipt of materials or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

The adverse effects of COVID-19 on our business could be material in future periods, particularly if there are significant and prolonged economic slowdowns in regions where we derive a significant amount of our revenue or profit, or where our suppliers are located, or if we are forced to close facilities and limit or cease manufacturing operations for extended periods of time. We could experience delays in receipt of customer orders, cancellation or postponement of existing orders. Further, as a result of COVID-19, our ability to fulfill orders within the proposed parameters at the time of order, including within the approximated timeline and estimated cost, may be negatively affected. This could lead to a reduction in revenue and/or an increase in our cost of revenues in future periods and could have a material adverse effect on our business, results of operations and financial condition. COVID-19 has also led to extreme volatility in capital markets and has adversely affected, and may adversely affect, the market price of our common stock in the future. As a result of any negative impact of COVID-19 on our business, results of operations, financial condition and cash flows, we may determine that our goodwill and long-lived assets are impaired, which would result in recording an impairment charge. The amount of any such impairment charge could be material.

RISKS RELATED TO OUR MARKETS

Our sales are affected by the cyclicality of the Semi Market, which causes our operating results to fluctuate significantly.

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

Since 2009, we have sold our thermal products in markets outside of the Semi Market, including the automotive, defense/aerospace, industrial, medical and telecommunications markets. We refer to these other markets collectively as Multimarket. During 2020 and 2019, our Multimarket sales were $27.0 million and $29.7 million, respectively, and represented 50% and 49% of our consolidated net revenues, respectively. Prior to our acquisition of Ambrell, we offered only highly specialized engineering solutions in Multimarket, the demand for which is limited and which we expect may vary significantly from period to period. Our goal is to increase our Multimarket sales; however, in most cases, the expansion of our thermal product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in Multimarket, we do not expect broad market penetration in many of these markets. If we are unable to expand our Multimarket sales, our net revenues and results of operations will remain substantially dependent upon the cycles of the Semi Market.

RISKS RELATED TO OUR BUSINESS OPERATIONS

The efficiencies or benefits we expect from the consolidation of our EMS manufacturing operations may not be realized which could result in higher-than-expected costs in future periods, a negative impact on our reputation and lost business opportunities.

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing operations for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was substantially completed during the fourth quarter of 2020. We are also currently in the process of reducing the size of our manufacturing facility in Mt. Laurel from approximately 55,000 square feet to approximately 34,000 square feet. The consolidation of manufacturing operations and footprint reduction in the Mt. Laurel facility were undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office will be maintained in northern California. If we do not achieve the efficiencies and benefits we currently anticipate as a result of the consolidation, or if we determine that the reduction in manufacturing space is not sustainable, our costs could be higher than we currently expect in future periods.

The EMS facility consolidation resulted in the termination of certain employees at the Fremont location, including all of our interface product line assembly staff who were located at that facility. As a result of transitioning our interface manufacturing operations to New Jersey, we have hired new production staff for this product line in our Mt. Laurel facility. These new employees are being trained to assemble our products and therefore are not yet as efficient or experienced as the employees that were terminated in the Fremont location. As a result, we may experience increased lead times for our interface products for the next several months which could impact customer shipments as well as quality of our interface products. This may be further exacerbated by the recent surge in demand that we have experienced for our EMS products. If we do not meet our customers’ expectations for on-time delivery and quality, this could impact our reputation and result in lost business opportunities. Additionally, we may incur higher levels of warranty costs over the next several months as a result of the potential inability to meet customer quality requirements. This could increase our costs in future periods. The occurrence of any of these events could have a material adverse effect on our business, results of operations and financial condition in future periods.

If our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings.

Certain components of our products may be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition.

A breach of our operational or security systems could negatively affect our business, our reputation and results of operations.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in, or a breach of, our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyberattacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, result in litigation, damage our reputation, cause losses and significantly increase our costs. Although we have been the target of security breaches in the past, we have not experienced material losses to date related to such incidents. Nevertheless, there can be no assurance that we will not suffer such losses in the future. In addition, domestic and international regulatory agencies have implemented, and are continuing to implement, various reporting and remediation requirements that companies must comply with upon learning of a breach. While we have insurance that may protect us from incurring some of these costs, there is no assurance that such insurance coverage is adequate to cover all costs and damages incurred in connection with a cyberattack.

Our business may suffer if we are unable to attract and retain key employees or hire personnel at the costs we currently project.

Our future success will depend largely upon the continued services of our senior management and other key employees or the development of successors with commensurate skills and talents in a timely fashion and at the costs we project. If we cannot continue to increase employee salaries and maintain employee benefits commensurate with competitive opportunities, we may not be able to retain our senior management and other key employees. The loss of key personnel could adversely affect our ability to manage our business effectively and could increase our costs in future periods.

We have recently experienced difficulty in hiring personnel at the costs projected in our forecasts. This has resulted in the need to increase the labor rates offered for certain positions. If we cannot find savings in other areas or increase the price for which we sell our products in an amount sufficient to cover these additional labor costs, we may experience reduced margins in future periods.

We have experienced and may continue to experience significant variability in our effective tax rates and may have exposure to additional tax liabilities and costs.

We are subject to income taxes in the U.S. and various other countries in which we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue entities in the U.S. and other countries. We are also subject to tax audits in the countries where we operate. Any material assessment resulting from an audit from an administrative tax or revenue entity could negatively affect our financial results.

RISKS RELATED TO OUR AQUISITION STRATEGY

We seek to grow our business through the acquisition of additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited. We may incur significant expenses related to due diligence or other transaction-related expenses for a proposed acquisition that may not be completed.

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. We seek to make acquisitions that will further expand our product lines as well as strengthen our positions in served markets and provide expansion into new markets. We may not be able to execute our acquisition strategy and our future growth may be limited if:

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

We may attempt to acquire a substantial business that would require us to issue equity or incur significant debt from third parties. If we are unable to secure sufficient financing at terms that are acceptable to us, we may not be able to close the proposed acquisition. Additionally, should we incur significant debt, we may not be able to achieve compliance with all covenants related to the debt depending on our financial results in future periods.

In connection with our acquisition strategy, we are pursuing potential acquisition opportunities that may be significant in size compared to us, which could require us to issue equity or obtain significant third-party financing to close the proposed transaction. We may encounter difficulties in securing necessary financing at terms that would be acceptable to us and may not be able to close on the proposed acquisition. In addition, should we incur significant third-party debt, our future financial results may be negatively impacted by external factors, such as an economic recession, which may impact our ability to achieve compliance with any covenants related to the debt as well as make the required payments under the terms of the indebtedness.

We may acquire businesses in the future and utilize an earnout structure as we have done in prior transactions we have closed. In connection with the earnout, we may be required to accrue significant increases or decreases to the contingent consideration liability we would establish. These adjustments to the contingent consideration liability could cause our results of operations to have increased variability, which may negatively impact our stock’s trading price.

We may utilize an earnout structure on future acquisitions as we have done in prior transactions we have closed. The initial contingent consideration liability is established as part of the accounting for the business combination. In subsequent periods, we are required to estimate the fair value of the contingent consideration associated with any earnout on a quarterly basis and record an adjustment to the contingent consideration liability in our results of operations for the period concerned. The contingent consideration adjustment we record quarterly may cause increased variability in our future results of operations, which may cause fluctuations in our stock price.

RISKS RELATED TO OUR CUSTOMER BASE

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality of the Semi Market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. Some of the changes in customer buying patterns that have impacted us in the past, and may continue to do so in the future, have included customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity and may result in increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower unit costs.) We have also experienced customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors. We believe some of the changes in customer buying patterns are the result of changes within the Semi Market over the last several years, including, for example, changing product requirements and longer time periods between new product offerings by OEMs. Such shifts in market practices have had, and may continue to have, varying degrees of impact on our net revenues and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.

During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the year ended December 31, 2019, Texas Instruments Incorporated accounted for 10% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2019, no other customer accounted for 10% or more of our consolidated net revenues. Our ten largest customers accounted for approximately 35% and 34% of our consolidated net revenues in 2020 and 2019, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

RISKS RELATED TO COMPETITION

Our business is subject to intense competition, which has in the past and could in the future, materially adversely affect our business, financial condition and results of operations.

We face significant competition throughout the world in each of our operating segments. Some of our competitors have substantial financial resources and more extensive design and production capabilities than us. Some of our competitors are much smaller than we are, and therefore have much lower levels of overhead than us, which enables them to sell their competing products at lower prices. In order to remain competitive, we must continually commit a significant portion of our personnel and financial resources to developing new products and maintaining customer satisfaction worldwide. We expect our competitors to continue to improve the performance of their current products and introduce new products or technologies. In the recent past, in response to significant declines in global demand for our products, some competitors have reduced their product pricing significantly, which has led to intensified price-based competition, which has and could continue to materially adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO INTELLECTUAL PROPERTY

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

RISKS RELATED TO OUR OEPRATING RESULTS AND STOCK PRICE

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

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to these changing cycles of demand, other factors that have caused our quarterly operating results to fluctuate in the past or that may cause fluctuations and losses in the future, include:

●	the impact of COVID-19 or any other pandemic on our business;
●	changes in demand in Multimarket including the automotive, defense/aerospace, industrial, medical and telecommunication markets;
●	the state of the U.S. and global economies;
●	changes in the buying patterns of our customers including any changes in the rate of, and timing of, purchases by our customers;
●	the impact of interruptions in our supply chain caused by external factors;
●	changes in our market share;
●	costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
●	costs and timing of integration of our acquisitions and plant consolidations and relocations;
●	the technological obsolescence of our inventories;
●	quantities of our inventories greater than is reasonably likely to be utilized in future periods;
●	fluctuations in the level of product warranty charges;
●	competitive pricing pressures;
●	excess manufacturing capacity;
●	our ability to control operating costs;
●	delays in shipments of our products;
●	the mix of our products sold;
●	the mix of customers and geographic regions where we sell our products;
●	changes in the level of our fixed costs;
●	costs associated with the development of our proprietary technology;
●	our ability to obtain raw materials or fabricated parts when needed;
●	increases in costs of component materials;
●	cancellation or rescheduling of orders by our customers;
●	changes in government regulations; and
●	political or economic instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

RISKS RELATED TO FOREIGN OPERATIONS

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 14% and 15% of consolidated net revenues in 2020 and 2019, respectively. Net revenues from foreign customers totaled $31.6 million, or 59% of consolidated net revenues in 2020, and $35.4 million, or 58% of consolidated net revenues in 2019. We expect our net revenues from foreign customers will continue to represent a significant portion of total net revenues. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

●	the effects of COVID-19 on markets outside the U.S.;
●	the effects of certain foreign customers being added to the list of restricted customers by the U.S. Department of Commerce;
●	the implementation of trade tariffs by the U.S. and other countries that would impact our products;
●	political and economic instability in foreign countries;
●	the imposition of financial and operational controls and regulatory restrictions by foreign governments;
●	the need to comply with a wide variety of U.S. and foreign import and export laws;
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

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2020, $3.2 million, or 31%, of our cash and cash equivalents were held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2020, we leased seven facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2020:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	December 2024(1)	52,700	Thermal segment operations (principal facility for iTS)
Mt. Laurel, NJ	April 2021(2)	54,897	Corporate headquarters and EMS segment operations
Fremont, CA	November 2025(3)	15,746	EMS segment sales and engineering
Rochester, NY	April 2028	79,150	Thermal segment operations (principal facility for Ambrell)

All of our facilities have space to accommodate our needs for the foreseeable future.

(1)

During the fourth quarter of 2020, we reduced the administrative footprint by 6,100 square feet in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters, as more fully discussed in Note 3 to our consolidated financial statements.

(2)

On September 22, 2020, we executed an amendment to the lease for our facility in Mt. Laurel, New Jersey, which extended the term of the existing lease for a period of 120 months commencing on May 1, 2021. In addition, effective on August 1, 2021, the leased space will be reduced to approximately 33,650 square feet.

(3)

During the fourth quarter of 2020, we consolidated all manufacturing operations for our EMS segment into our facility in Mt. Laurel, New Jersey, as more fully discussed in Note 3 to our consolidated financial statements.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." On March 15, 2021, the closing price for our common stock as reported on the NYSE American was $10.06. As of March 15, 2021, we had 10,703,056 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2020 or 2019. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

There were no shares of our common stock repurchased by us or on our behalf during the three months ended December 31, 2020.

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3.0 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the quarter ended March 31, 2020, we repurchased 13,767 shares under the 2019 Repurchase Plan at a cost of $74,000, including fees paid to our broker. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan and no repurchases have been made since then. From September 18, 2019 through December 31, 2020, we have repurchased a total of 243,075 shares at a cost of $1.2 million, which includes fees paid to our broker of $6,000. All of the repurchased shares were retired.

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations Data:
Net revenues	$53,823	$60,660	$78,563	$66,801	$40,227
Gross margin	24,104	29,225	39,401	34,690	20,378
Adjustment to contingent consideration liability	-	-	6,901	6,976	-
Operating income (loss)	(1,217)	2,549	5,180	3,611	4,146
Net earnings (loss)	(895)	2,322	3,037	975	2,658
Net earnings (loss) per common share:
Basic	$(0.09)	$0.22	$0.29	$0.09	$0.26
Diluted	$(0.09)	$0.22	$0.29	$0.09	$0.26
Weighted average common shares outstanding:
Basic	10,257	10,373	10,348	10,285	10,314
Diluted	10,257	10,392	10,382	10,339	10,333

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,277	$7,612	$17,861	$13,290	$28,611
Working capital	18,108	16,534	14,203	16,580	32,950
Total assets	62,030	59,715	67,187	62,493	42,844
Long-term obligations	8,422	6,520	2,889	8,786	-
Total stockholders' equity	44,752	44,834	42,880	39,288	37,788

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications. We manage our business as two operating segments: Thermal and EMS. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (OEM sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the broader semiconductor market. Our Thermal segment sells its products to many of these same types of customers; however, it also sells to customers in the wafer processing sector within the broader semiconductor market and to customers in a variety of other markets outside the semiconductor market, including the automotive, defense/aerospace, industrial (including consumer products packaging, fiber optics and other sectors within the broader industrial market), medical and telecommunications markets.

Both of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. These factors include, for example, the amount of engineering time required to develop the product, the market or customer to which we sell the product and the level of competing products available from other suppliers. The needs of our customers ultimately determine the products that we sell in a given time period. Therefore, the mix of products sold in a given period can change significantly when compared against the prior period. As a result, our consolidated gross margin may be significantly impacted by a change in the mix of products sold in a particular period.

Markets

Historically, we referred to our markets as “Semiconductor” (which included both the broader semiconductor market as well as the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which included all of the other markets we serve). In the second quarter of 2019, we began referring to the semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” Business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications.

While the Semi Market represents the historical roots of inTEST and remains a very important component of our business, Multimarket is where we have focused our strategic growth efforts in the last several years. Our goal was to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. Moving forward, with the launch of our new strategic plan which is discussed in Part 1, Item 1 under “Our Strategies”, we intend to broaden our strategic growth efforts to target both organic and inorganic growth in all of our currently served markets, which includes the Semi Market. Our goal is to further expand our existing product lines, strengthen our positions in served markets and drive expansion into new markets.

Prior to our acquisition of Ambrell Corporation (“Ambrell”) in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market but since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has helped to diversify our customer base.

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

As previously mentioned, as part of our ongoing strategy to grow our business, we continue to diversify our served markets to address the thermal test and thermal process requirements of several markets outside the Semi Market. These include the automotive, defense/aerospace, industrial, medical, telecommunications and other markets, which we refer to as Multimarket. We believe that these markets are usually less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and therefore do not anticipate developing meaningful market shares in most of these markets.

In addition, because of our limited market share, our Multimarket orders and net revenues in any given period do not necessarily reflect the overall trends in the markets within Multimarket. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in Multimarket that may affect our performance. The level of our Multimarket orders and net revenues has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in Multimarket and establish new markets for our products.

Restructuring and Other Charges

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operation located in Mt. Laurel, New Jersey. The consolidation was substantially completed during the fourth quarter of 2020 and resulted in the termination of certain employees at the Fremont location. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office will be maintained in northern California. The costs related to these actions are included in restructuring and other charges on our consolidated statement of operations and are discussed in more detail in Note 3 to our consolidated financial statements.

The EMS facility consolidation resulted in the termination of certain employees at the Fremont location, including all of our interface product line assembly staff who were located at that facility. As a result of transitioning our interface manufacturing operations to New Jersey, we have hired new production staff for this product line in our Mt. Laurel facility. These new employees are being trained to assemble our products which may impact customer shipments and quality of our interface products over the next several months. In addition, we have recently experienced difficulty in hiring personnel at the costs projected in our forecasts. This has resulted in the need to increase the labor rates offered for certain positions. If we cannot find savings in other areas or increase the price for which we sell our products in an amount sufficient to cover these additional labor costs, we may experience reduced margins in future periods. See “Risks Related to Our Business Operations” in Item 1A “Risk Factors” of this Report.

During the third quarter of 2020, we made changes in our executive management team and, in connection with these actions, we reduced our administrative footprint in our Mansfield, Massachusetts facility and reestablished our corporate headquarters in our Mt. Laurel, New Jersey office. The costs related to these actions are included in restructuring and other charges on our consolidated statement of operations and are discussed in more detail in Note 3 to our consolidated financial statements.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Years Ended December 31,		Change
	2020	2019	$	%
Orders:
Thermal	$43,014	$39,158	$3,856	10%
EMS	16,726	13,655	3,071	22%
	$59,740	$52,813	$6,927	13%

Semi Market	$32,383	$25,416	$6,967	27%
Multimarket	27,357	27,397	(40)	-%
	$59,740	$52,813	$6,927	13%

Total consolidated orders for the year ended December 31, 2020 were $59.7 million compared to $52.8 million in 2019, an increase of $6.9 million, or 13%. The increase reflects higher levels of demand experienced by both of our segments from customers within the Semi Market. As discussed below under “COVID-19 Pandemic,” the Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. We believe the arrival of COVID-19 lengthened and deepened the level of decline in demand experienced during this downturn. During the fourth quarter of 2020, we saw a significant increase in our orders from the Semi Market which we believe indicates that we have entered the next cyclical upturn.

Multimarket orders in each of the years ended December 31, 2020 and 2019 were $27.4 million. For the year ended December 31, 2020, this represented 46% of our consolidated orders compared to 52% for the prior year. Increases in demand from customers in the automotive and defense/aerospace markets were offset by decreases from customers in the industrial and telecommunications markets. The level of our Multimarket orders has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

At December 31, 2020, our backlog of unfilled orders for all products was approximately $11.5 million compared with approximately $5.5 million at December 31, 2019. The significant increase in our backlog primarily reflects the aforementioned increase in demand during the fourth quarter of 2020. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2021. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Years Ended December 31,		Change
	2020	2019	$	%
Net revenues:
Thermal	$40,209	$43,823	$(3,614)	(8)%
EMS	13,614	16,837	(3,223)	(19)%
	$53,823	$60,660	$(6,837)	(11)%

Semi Market	$26,870	$30,953	$(4,083)	(13)%
Multimarket	26,953	29,707	(2,754)	(9)%
	$53,823	$60,660	$(6,837)	(11)%

Total consolidated net revenues for the year ended December 31, 2020 were $53.8 million compared to $60.7 million in 2019, a decrease of $6.8 million or 11% as compared to 2019. The decrease in net revenues primarily reflects the aforementioned downturn in demand in the Semi Market which began in 2019. As previously mentioned, we saw a significant increase in order levels in the fourth quarter of 2020, which we believe indicates that the downturn in the Semi Market has come to an end. As a result, we expect revenue levels in the first quarter of 2021 will increase significantly from the level in the fourth quarter.

Multimarket net revenues for the year ended December 31, 2020 were $27.0 million, or 50% of total consolidated net revenues, compared to $29.7 million, or 49% of total consolidated net revenues in 2019. Our net revenues from Multimarket for the year ended December 31, 2020 declined $2.8 million or 9% from the prior period. The decline primarily reflects reductions experienced from customers in the industrial market. We believe this is a result, in part, of the impact of COVID-19 on demand for our induction heating products and their related service. The level of our Multimarket net revenues has varied in the past, and we expect it will vary significantly in the future as we build our presence in these markets and establish new markets for our products.

COVID-19 Pandemic

Our net revenues from all of the markets we serve were significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on our net revenues from the Semi Market was intensified during the first half of the year because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. The Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end. These indications included increased quoting activity and order levels for the first quarter of 2020 as compared to the fourth quarter of 2019. However, we believe COVID-19 delayed the recovery in the Semi Market as the increase in activity leveled off during late March 2020. Although we saw slightly increased order rates from our customers in the Semi Market during the second and third quarters of 2020, it was not until the fourth quarter of 2020 that we saw a significant increase in our orders from the Semi Market which we believe indicates that we have now entered the next cyclical upturn. During the fourth quarter of 2020, our orders from the Semi Market increased 53% sequentially and were 141% higher than in the fourth quarter of 2019, the low point of the prior cyclical downturn for the products that we sell. We believe the level of increase in our orders from the Semi Market during the fourth quarter of 2020 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. We believe this increase in demand is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the amount of ICs used in the automotive industry and changes occurring in the telecommunications and mobility markets.

As of the date of this filing, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates, which has allowed us to continue to operate our business with certain modifications. These modifications include a significant number of our employees working remotely. Such employees have been provided with the tools and technology necessary to do so. Additionally, we have implemented workplace safeguards designed to protect the health and well-being of our employees. Employees who remain in our facilities are following WHO and CDC recommended safety practices, as well as state and local directives. We have had occasions where one or more employees have contracted COVID-19 and entered our facilities while infected. To date, we have managed these occurrences with minimal disruption to our business while protecting other employees, but there can be no assurances that we can avoid similar occurrences in the future or, that in such cases, we can avoid significant disruption of our operations.

The aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19. Specifically, the travel restrictions that remain in place, coupled with limitations on visitors into customer facilities, have resulted in the reduction or suspension of certain activities. The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the third and fourth quarters of 2020, if the spread of COVID-19 or variations of the virus worsen, these revenues may be reduced in future periods.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. See “Risks Related to COVID-19” under Item 1A “Risk Factors” in this Report.

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Revenues. Net revenues were $53.8 million for the year ended December 31, 2020 compared to $60.7 million in 2019, a decrease of $6.8 million or 11%. We believe this decrease reflects the factors previously discussed in the Overview section above.

Gross Margin. Gross margin was 45% for the year ended December 31, 2020 compared to 48% in 2019. Our component material costs increased from 32% of net revenues for the year ended December 31, 2019 to 34% of net revenues for the year ended December 31, 2020. The increase in our component material costs reflects changes in product mix for both our segments. In addition, although our fixed operating costs decreased $334,000 in absolute dollar terms in 2020 as compared to 2019, as a percentage of net revenues, these costs increased from 17% of net revenues in 2019 to 18% of net revenues in 2020 as a result of not being as fully absorbed by the lower net revenues levels in 2020. The $334,000 decrease in our fixed operating costs primarily reflects a reduction in materials used in service calls and lower levels of travel, both of which are a result of the impact of COVID-19 on the level of service work we were able to perform during 2020 in our Thermal segment. To a lesser extent, there was also a reduction in the use of temporary labor and lower salary and benefits expense for our Thermal segment, reflecting the reduced business levels in 2020 and savings from headcount reductions which occurred early in the second quarter of 2020 in response to the slowdown in business. These decreases were partially offset by an increase in facility costs reflecting higher rent for our facility in Fremont, California, which took effect at the beginning of 2020, as well as the cost for additional space in our office in Mansfield, Massachusetts for our corporate headquarters which we first occupied during the fourth quarter of 2019. As previously discussed in the Overview, we closed our manufacturing operations in Fremont, California during the fourth quarter of 2020. This will result in reduced facility costs in future periods as a result of the reduction in our footprint. Costs incurred in 2020 related to this action are included in restructuring and other charges in our statement of operations and are discussed in more detail below and in Note 3 to our consolidated financial statements.

Selling Expense. Selling expense was $7.5 million for the year ended December 31, 2020 compared to $8.5 million in 2019, a decrease of $938,000 or 11%. The decrease primarily reflects lower levels of travel and trade show related costs for both our segments as a result of COVID-19. To a lesser extent, there was also a reduction in warranty expense in our Thermal segment, reflecting improved warranty claims experience and a reduction in revenues under warranty.

Engineering and Product Development Expense. Engineering and product development expense was $5.1 million for the year ended December 31, 2020 compared to $5.0 million in 2019, an increase of $106,000, or 2%. Increases in salary and benefits expense as a result of headcount additions in our Thermal segment were partially offset by a decrease in travel and lower levels of spending on third party consultants and materials used in new product development.

General and Administrative Expense. General and administrative expense was $11.4 million for the year ended December 31, 2020 compared to $13.0 million in 2019, a decrease of $1.6 million, or 12%. During 2019, we incurred $683,000 related to an acquisition opportunity that we decided not to pursue. There were no similar costs in 2020. If we had not incurred these costs in 2019, general and administrative expense would have declined $885,000 in 2020 as compared to 2019. This decrease reflects headcount reductions, primarily in corporate staff, lower levels of travel as a result of COVID-19, lower levels of stock-based compensation costs, lower fees for third-party professionals that assist us in compliance related matters and a reduction in profit-based bonus accruals in 2020.

Restructuring and Other Charges. For the year ended December 31, 2020, we recorded $1.3 million in restructuring and other charges. Of this amount, $903,000 is related to the consolidation of our EMS manufacturing operations, $189,000 is related to the reduction of the administrative footprint in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters, $133,000 is related to the executive management changes that occurred in the third quarter of 2020 and $60,000 is related to other restructuring actions taken during 2020. All of these actions and the related charges are discussed in more detail in Note 3 to our consolidated financial statements. During the year ended December 31, 2019, we recorded $240,000 in restructuring charges and other charges, primarily related to the consolidation of Ambrell’s European operations.

Income Tax Expense. For the year ended December 31, 2020, we recorded an income tax benefit of $336,000 compared to income tax expense of $282,000 in 2019. Our effective tax rate was 27% for 2020 compared to 11% for 2019. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The increase in our effective tax rate in 2020 primarily represents the impact of changes in the expected mix of foreign and domestic source income for 2020 and other adjustments related to recently enacted tax regulations where specific application of the regulations is still evolving. See Note 10 to our consolidated financial statements for further detail of the difference between our effective tax rates in 2020 and 2019 and the statutory tax rate of 21%.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult especially in light of COVID-19.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations and we manage our businesses to maximize operating cash flows as our primary source of liquidity. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$10,277	$7,612
Working capital	$18,108	$16,534

As of December 31, 2020, $3.2 million, or 31%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 10 to our consolidated financial statements. Although our revolving credit facility will mature on April 9, 2021, we are currently in discussions with our lender to replace this facility with a three-year credit facility. We expect that facility to be put in place in conjunction with, or prior to, the expiration of our current credit facility.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees and purchase commitments for materials that we use in the products we sell. We estimate that our minimum short-term working capital requirements currently range between $5.0 million and $7.0 million. We also anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our website and other systems and investments related to our geographic and market expansion efforts. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. However, should the impact of COVID-19 on our operations, including the disruption to our business that would be caused by any unanticipated facility closures or significantly reduced demand from our customers, be more significant than we currently expect, we may need additional financial resources, including additional debt or equity financings in the long-term. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

Our current growth strategy includes pursuing acquisition opportunities for complementary businesses, technologies or products. We currently anticipate that any long-term cash requirements related to our acquisition strategy would be funded all or in part through obtaining additional third-party debt or issuing equity. If we were to obtain additional third-party debt, we do not currently know at what rates or on what terms any such debt would be available.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2020 was $3.2 million. For the year ended December 31, 2020, we recorded a net loss of $895,000. During this same period, we had non-cash charges of $3.2 million for depreciation and amortization that included $1.3 million of amortization related to right-of-use ("ROU") assets. During the year ended December 31, 2020, we also recorded $671,000 of non-cash charges for deferred compensation expense related to stock-based awards and a $612,000 impairment charge related to our ROU assets for the leases in Fremont, California and Mansfield, Massachusetts, as discussed more fully in Note 3 to our consolidated financial statements. Accounts receivable decreased $887,000 during 2020, primarily reflecting the reduced level of shipments in 2020, while inventories increased $717,000, primarily reflecting purchasing activity in the fourth quarter for products we expect to ship in the first half of 2021. As previously discussed in the Overview, we experienced a significant increase in order levels in the fourth quarter of 2020. Operating lease liabilities decreased $1.3 million during 2020, reflecting payments made under our various lease agreements and accounts payable increased $430,000, primarily reflecting the increase in inventory purchases during the fourth quarter.

Investing Activities. During the year ended December 31, 2020, purchases of property and equipment were $658,000, and primarily reflected additions to fixed assets related to products leased to customers and leasehold improvements to our facility in Mt. Laurel, New Jersey using our working capital. During the first quarter of 2021, we expect to spend approximately $230,000 to complete the leasehold improvements to our facility in Mt. Laurel, New Jersey using our working capital. These improvements are being done in connection with reducing the size of that facility and consolidating manufacturing operations from our Fremont, California operation as discussed under the Overview section above and in Note 3 to our consolidated financial statements. We have no other significant commitments for capital expenditures in 2021; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. As discussed more fully in Note 13 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed on May 13, 2020 with the Securities and Exchange Commission, during April 2020 we applied for and received loans through the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration totaling $2.8 million. We repaid the full amount of the PPP loans on May 5, 2020 with the applicable interest. During the year ended December 31, 2020 we borrowed and repaid $2.8 million on our revolving credit facility. During the year ended December 31, 2020, we utilized $74,000 to repurchase 13,767 shares of our common stock under the 2019 Repurchase Plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan.

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2020 and 2019, we recorded inventory obsolescence charges for excess and obsolete inventory of $444,000 and $391,000, respectively.

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 (Intangibles- Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine this is the case, we are required to perform a goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. The test is discussed below. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the goodwill impairment test is not required.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At each of December 31, 2020 and 2019, goodwill was $13.7 million. We did not record any impairment charges related to our goodwill during 2020 or 2019.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. At each of December 31, 2020 and 2019, our indefinite-lived intangible assets were trademarks carried at $6.7 million. We did not record any impairment charges related to our indefinite-lived intangible assets during 2020 or 2019.

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and ROU assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2020 and 2019, finite-lived intangibles and long-lived assets were $14.4 million and $14.2 million, respectively. We recorded impairment charges totaling $612,000 during the year ended December 31, 2020 related to certain of our ROU assets as discussed further in Note 3 to our consolidated financial statements. We did not record any impairment charges related to our long-lived assets during 2019.

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

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2020 and 2019, we had a net deferred tax liability of $1.9 million and $2.3 million, respectively. Our deferred tax valuation allowance at December 31, 2020 and 2019 was $169,000 and $234,000, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2020 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures, including the impact of COVID-19. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, including the impact of COVID-19. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective at a reasonable assurance level.

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

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2020:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	438,200	$6.25	1,067,979
Equity compensation plans not approved by security holders	-	-	-
Total	438,200	$6.25	1,067,979

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance are issuable pursuant to the Third Amended and Restated 2014 Stock Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

Item 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (1)
3.2	Bylaws as amended and restated on April 23, 2018. (2)
4.1	Description of Securities (1).
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (3)
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC (4)
10.3	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (5)
10.4	Second Amendment to Lease between James Campbell Company, LLC and Temptronic Corporation dated April 8, 2019 (6).
10.5	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (7)
10.6	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (8)
10.7	Second Amendment to Standard Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC. (9)
10.8	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (7)
10.9	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (10)
10.10	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017 (10)
10.11	Loan and Security Agreement, dated April 10, 2020, by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank (11)
10.12

Patents, Trademarks, Copyrights and Licenses Security Agreement, dated April 10, 2020, by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank (11)

10.13	Surety Agreement, dated April 10, 2020, by Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank (11)
10.14	Revolver Note, dated April 10, 2020 (11)
10.15	Form of Indemnification Agreement (12)(*)
10.16	inTEST Corporation Third Amended and Restated 2014 Stock Plan (13)(*)
10.17	inTEST Corporation 2007 Stock Plan. (14)(*)

10.18	Separation and Consulting Agreement between the Company and James Pelrin dated August 6, 2020 (15)(*)
10.19	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020 (15)(*)
10.20	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr. (13)(*)
10.21	Amended and Restated Change of Control Agreement dated April 29, 2020 between the Company and Hugh T. Regan, Jr. (16)(*)
10.22	Amended and Restated Change of Control Agreement dated April 29, 2020 between the Company and James Pelrin (16)(*)
10.23	2020 Executive Compensation Plan. (17)(*)
10.24	2021 Executive Compensation Plan. (18)(*)
10.25	Form of Restricted Stock Award Agreement for Employees. (13)(*)
10.26	Form of Restricted Stock Award Agreement for Directors. (13)(*)
10.27	Form of Non-Qualified Stock Option Agreement. (18)(*)
10.28	Form of Incentive Stock Option Agreement. (18)(*)
10.29	Compensatory Arrangements of Directors. (*)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2019, File No. 001-36117, filed March 23, 2020, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated September 22, 2020, File No. 001-36117, filed September 24, 2020, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.
(7)

Previously filed by the Company as an exhibit to the Company's Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.

(8)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated January 23, 2020, File No. 001-36117, filed January 28, 2020, and incorporated herein by reference.
(10)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 2020, File No. 001-36117, filed April 15, 2020, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2020, File No. 001-36117, filed June 29, 2020, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2020, File No. 001-36117, filed November 12, 2020, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2017, File No. 001-36117, filed March 28, 2018, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated August 6, 2020, File No. 001-36117, filed August 11, 2020, and incorporated herein by reference.
(16)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended March 31, 2020, File No. 001-36117, filed May 13, 2020, and incorporated herein by reference.
(17)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 9, 2020, File No. 001-36117, filed March 11, 2020, and incorporated herein by reference.
(18)	Previously filed by the Company as an exhibit to the Company's Current Report on Form 8-K dated March 10, 2021, File No. 001-36117, filed March 16, 2021, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ Richard N. Grant, Jr.	March 23, 2021
Richard N. Grant, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021

/s/ Hugh T. Regan, Jr. Hugh T. Regan, Jr., Treasurer, Chief Financial Officer and Secretary (Principal Financial Officer)	March 23, 2021

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 23, 2021

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 23, 2021

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 23, 2021

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 23, 2021

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As disclosed in Notes 2 and 4 to the Company’s consolidated financial statements, the Company has two operating segments which are also its reporting units - Thermal and EMS. As of December 31, 2020, the Company’s goodwill balance of approximately $13.8 million was allocated to the Company’s Thermal reporting unit. The Company evaluates its goodwill for impairment annually in the fourth quarter, or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of goodwill may not be recoverable. The Company performed its annual goodwill impairment test as of December 31, 2020 using a quantitative approach.

We identified goodwill impairment as a critical audit matter because of the significant, subjective assumptions used and judgments made by management in developing the discounted cash flow model used to estimate the fair value of the Thermal reporting unit. As a result, we performed audit procedures to test the Company’s discounted cash flow model, including significant assumptions related to the revenue growth rate, operating margins, and the discount rate that are affected by expected future market or economic conditions. In addition, we used professionals with specialized skill and knowledge in valuation methods to assist us in performing these procedures.

Addressing the potential impairment of goodwill involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	Obtaining an understanding of management’s process for developing the fair value estimate;

●	Testing management’s process for developing the fair value estimate;

●	Testing the completeness, accuracy, and relevance of certain underlying data used in the discounted cash flow model;

●

Assessing management’s methodologies, evaluating the appropriateness of the discounted cash flow model, and performing tests on the significant assumptions used by management. This included evaluating the Company’s financial forecast by comparing the significant assumptions used to current industry and economic trends, changes in the Company’s business model, the current customer base and the Company’s product mix;

●

Comparing and assessing the historical accuracy of management’s estimates, including forecasted revenue streams, to identify, understand, and evaluate the reasonableness of forecasts as compared to the Company’s historical results;

●	Performing a sensitivity analysis of the significant assumptions used to evaluate changes in the fair value estimate resulting from changes in the assumptions; and

●

Utilizing a valuation specialist to assist us in evaluating certain key inputs including, but not limited to, the discount rate, risk premiums, and control premiums used in determining the fair value of the Thermal reporting unit and its reconciliation to the Company’s market capitalization.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Blue Bell, Pennsylvania
March 23, 2021

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,277	$7,612
Trade accounts receivable, net of allowance for doubtful accounts of $212 and $211, respectively	8,435	9,296
Inventories	7,476	7,182
Prepaid expenses and other current assets	776	805
Total current assets	26,964	24,895

Property and equipment:
Machinery and equipment	5,356	5,269
Leasehold improvements	2,636	2,424
Gross property and equipment	7,992	7,693
Less: accumulated depreciation	(5,642)	(5,273)
Net property and equipment	2,350	2,420

Right of use assets, net	6,387	4,842
Goodwill	13,738	13,738
Intangible assets, net	12,421	13,654
Restricted certificates of deposit	140	140
Other assets	30	26
Total assets	$62,030	$59,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,424	$1,984
Accrued wages and benefits	1,944	2,007
Accrued professional fees	776	805
Customer deposits and deferred revenue	396	456
Accrued sales commission	472	442
Current portion of operating lease liabilities	1,215	1,302
Domestic and foreign income taxes payable	825	868
Other current liabilities	804	497
Total current liabilities	8,856	8,361
Operating lease liabilities, net of current portion	6,050	3,794
Deferred tax liabilities	1,922	2,263
Other liabilities	450	463
Total liabilities	17,278	14,881

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,562,200 and 10,413,982 shares issued, respectively	106	104
Additional paid-in capital	26,851	26,256
Retained earnings	17,110	18,005
Accumulated other comprehensive earnings	889	673
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	44,752	44,834
Total liabilities and stockholders' equity	$62,030	$59,715

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Net revenues	$53,823	$60,660
Cost of revenues	29,719	31,435
Gross margin	24,104	29,225

Operating expenses:
Selling expense	7,522	8,460
Engineering and product development expense	5,070	4,964
General and administrative expense	11,444	13,012
Restructuring and other charges	1,285	240
Total operating expenses	25,321	26,676

Operating income (loss)	(1,217)	2,549
Other income (loss)	(14)	55

Earnings (loss) before income tax expense (benefit)	(1,231)	2,604
Income tax expense (benefit)	(336)	282

Net earnings (loss)	$(895)	$2,322

Net earnings (loss) per common share – basic	$(0.09)	$0.22

Weighted average common shares outstanding – basic	10,256,560	10,373,164

Net earnings (loss) per common share – diluted	$(0.09)	$0.22

Weighted average common shares and common share equivalents outstanding – diluted	10,256,560	10,391,975

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

	Years Ended December 31,
	2020	2019

Net earnings (loss)	$(895)	$2,322

Foreign currency translation adjustments	216	(110)

Comprehensive earnings (loss)	$(679)	$2,212

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2019	10,523,035	$105	$26,513	$15,683	$783	$(204)	$42,880

Net earnings	-	-	-	2,322	-	-	2,322
Other comprehensive loss	-	-	-	-	(110)	-	(110)
Amortization of deferred compensation related to stock-based awards	-	-	884	-	-	-	884
Issuance of unvested shares of restricted stock	132,580	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(12,325)	-	-	-	-	-	-
Repurchase and retirement of common stock	(229,308)	(2)	(1,140)	-	-	-	(1,142)

Balance, December 31, 2019	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(895)	-	-	(895)
Other comprehensive earnings	-	-	-	-	216	-	216
Amortization of deferred compensation related to stock-based awards	-	-	671	-	-	-	671
Issuance of unvested shares of restricted stock	229,110	2	(2)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(67,125)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)

Balance, December 31, 2020	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(895)	$2,322
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,174	3,193
Impairment of right of use assets	612	-
Payment of earnout related to Ambrell acquisition	-	(12,167)
Provision for excess and obsolete inventory	444	391
Foreign exchange loss	26	3
Amortization of deferred compensation related to stock-based awards	671	884
Proceeds from sale of demonstration equipment, net of gain	82	167
Loss on disposal of property and equipment	22	55
Deferred income tax benefit	(341)	(426)
Changes in assets and liabilities:
Trade accounts receivable	887	1,244
Inventories	(717)	(1,058)
Prepaid expenses and other current assets	35	(129)
Restricted certificates of deposit	-	35
Other assets	(4)	(1)
Accounts payable	430	197
Accrued wages and benefits	(70)	(912)
Accrued professional fees	(31)	31
Customer deposits and deferred revenue	(62)	(797)
Accrued sales commission	29	(261)
Operating lease liabilities	(1,297)	(1,378)
Domestic and foreign income taxes payable	(48)	171
Other current liabilities	301	31
Net cash provided by (used in) operating activities	3,248	(8,405)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(658)	(620)
Proceeds from sale of property and equipment	10	-
Net cash used in investing activities	(648)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Paycheck Protection Program loans	2,829	-
Repayments of Paycheck Protection Program loans	(2,829)	-
Proceeds from revolving credit facility	2,800	-
Repayments of revolving credit facility	(2,800)	-
Repurchases of common stock	(74)	(1,142)
Net cash used in financing activities	(74)	(1,142)

Effects of exchange rates on cash	139	(82)
Net cash provided by (used in) all activities	2,665	(10,249)
Cash and cash equivalents at beginning of period	7,612	17,861
Cash and cash equivalents at end of period	$10,277	$7,612
Cash payments for:
Domestic and foreign income taxes	$54	$535

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$971	$837
Forfeiture of unvested shares of restricted stock	(405)	(88)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications. We manage our business as two operating segments which are also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to automated test equipment (“ATE”) manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the broader semiconductor market. Our Thermal segment sells its products to many of these same types of customers; however, it also sells to customers in the wafer processing sector within the broader semiconductor market and to customers in a variety of other markets outside the semiconductor market, including the automotive, defense/aerospace, industrial (including consumer products packaging, fiber optics and other sectors within the broader industrial market), medical and telecommunications markets.

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

Historically, we referred to our markets as “Semiconductor” (which included both the broader semiconductor market as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market), and “Non-Semiconductor” (which included all of the other markets we serve). Starting in the second quarter of 2019, we began referring to the broader semiconductor market, including the ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times.

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

COVID-19 Pandemic

Our net revenues from all of the markets we serve were significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on our net revenues from the Semi Market was intensified during the first half of the year because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. The Semi Market, from which approximately half of our net revenues are derived, entered a cyclical downturn in the beginning of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end. These indications included increased quoting activity and order levels for the first quarter of 2020 as compared to the fourth quarter of 2019. However, we believe COVID-19 delayed the recovery in the Semi Market as the increase in activity leveled off during late March 2020. Although we saw slightly increased order rates from our customers in the Semi Market during the second and third quarters of 2020, it was not until the fourth quarter of 2020 that we saw a significant increase in our orders from the Semi Market which we believe indicates that we have now entered the next cyclical upturn. During the fourth quarter of 2020, our orders from the Semi Market increased 53% sequentially and were 141% higher than in the fourth quarter of 2019, the low point of the prior cyclical downturn for the products that we sell. We believe the level of increase in our orders from the Semi Market during the fourth quarter of 2020 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. We believe this increase in demand is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the amount of integrated circuits used in the automotive industry and changes occurring in the telecommunications and mobility markets.

As of the date of this filing, all of our operations continue to be deemed “critical and essential business operations” under the various governmental COVID-19 mandates, which has allowed us to continue to operate our business with certain modifications. These modifications include a significant number of our employees working remotely. Such employees have been provided with the tools and technology necessary to do so. Additionally, we have implemented workplace safeguards designed to protect the health and well-being of our employees. Employees who remain in our facilities are following World Health Organization (“WHO”) and Centers for Disease Control and Prevention (“CDC”) recommended safety practices, as well as state and local directives. We have had occasions where one or more employees have contracted COVID-19 and entered our facilities while infected. To date, we have managed these occurrences with minimal disruption to our business while protecting other employees, but there can be no assurances that we can avoid similar occurrences in the future or, that in such cases, we can avoid significant disruption of our operations.

The aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19. Specifically, the travel restrictions that remain in place, coupled with limitations on visitors into customer facilities, have resulted in the reduction or suspension of certain activities. The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the third and fourth quarters of 2020, if the spread of COVID-19 or variations of the virus worsen, these revenues may be reduced in future periods.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. As a result of our current level of working capital as well as the availability of our revolving credit facility, which is discussed in Note 10 to our consolidated financial statements, we currently expect to have sufficient liquidity to operate our business throughout 2021, as further described in this Report. Our revolving credit facility will mature on April 9, 2021.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2020.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded for the year ended December 31, 2020. We recorded bad debt expense of $3 for the year ended December 31, 2019. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments, principally accounts receivable and accounts payable, are carried at cost which approximates fair value, due to the short maturities of the accounts.

Goodwill, Intangible and Long-Lived Assets

We have two operating segments which are also our reporting units: Thermal and EMS. We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

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

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and right-of-use (“ROU”) assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

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

Nature of Products and Services

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications. We sell thermal management products including ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell’s precision induction heating systems, including EKOHEAT and EASYHEAT products. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. We provide post-warranty service and support for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi Market. We also sell our thermal management products to various other markets including the automotive, defense/aerospace, industrial, medical and telecommunications markets.

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

See Notes 5 and 16 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. These criteria identify material that has not been used in a work order during the prior twelve months and the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $444 and $391 for the years ended December 31, 2020 and 2019, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As previously discussed above under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $630 and $685 for the years ended December 31, 2020 and 2019, respectively.

Leases

We account for leases in accordance with ASC Topic 842 (Leases). We determine if an arrangement is a lease at inception. A lease contract is within scope if the contract has an identified asset (property, plant or equipment) and grants the lessee the right to control the use of the asset during the lease term. The identified asset may be either explicitly or implicitly specified in the contract. In addition, the supplier must not have any practical ability to substitute a different asset and would not economically benefit from doing so for the lease contract to be in scope. The lessee’s right to control the use of the asset during the term of the lease must include the ability to obtain substantially all of the economic benefits from the use of the asset as well as decision-making authority over how the asset will be used. Leases are classified as either operating leases or finance leases based on the guidance in ASC Topic 842. Operating leases are included in operating lease ROU assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and financing lease liabilities. We do not currently have any financing leases.

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

See “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance” below and Note 8 for further disclosures regarding our leases.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of December 31, 2020, $423 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $27 at December 31, 2020.

As of December 31, 2020, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2020. We have until December 31, 2021 to come into compliance with the targets as outlined in the waiver received for the year ended December 31, 2020. If we do not achieve compliance, we will need to apply for an additional waiver or we may be required to repay a proportionate share of the proceeds.

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

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2020 and 2019, foreign currency transaction losses were $26 and $3, respectively.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. See Note 11 for additional information regarding income taxes.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Years Ended December 31,
	2020	2019

Weighted average common shares outstanding–basic	10,256,560	10,373,164
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	-	18,811
Weighted average common shares and common share equivalents outstanding–diluted	10,256,560	10,391,975
Average number of potentially dilutive securities excluded from calculation	717,015	523,485

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

EMS Segment Restructuring and Facility Consolidation

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. The consolidation was substantially completed during the fourth quarter of 2020 and resulted in the termination of certain employees at the Fremont location. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office will be maintained in northern California.

As a result of this action, we incurred charges for severance and other one-time termination benefits, other associated costs, including moving and production start-up costs, and charges related to exiting the facility, including an impairment charge related to the ROU asset for the lease of the Fremont facility. The total costs incurred in 2020 related to this action were $903. We expect to incur additional charges in the first half of 2021 as we finalize the integration of the manufacturing operations. These additional costs are expected to range from $100 to $150. We intend to try to sublease our facility located in Fremont, California. When manufacturing operations ceased in the Fremont facility on December 28, 2020, we recorded a non-cash impairment charge of $522 related to the ROU asset for the lease of the Fremont facility as we do not currently expect to sublet the facility for the full remaining term of the lease. As of December 31, 2020, after recording the impairment charge, the ROU asset related to this facility totaled $597.

Details of the cash and non-cash charges recorded during the year ended December 31, 2020 related to the EMS segment restructuring and facility consolidation are below. These costs are included in restructuring and other charges on our consolidated statement of operations for the year ended December 31. 2020.

	Cash Charges	Non-Cash Charges	Total Charges
Severance and other one-time termination benefits	$69	$-	$69
Other associated costs	159	-	159
Impairment of ROU asset	-	522	522
Costs related to subletting the Fremont, CA facility	153	-	153
Total	$381	$522	$903

Executive Management Changes

On August 6, 2020, James Pelrin resigned as President and Chief Executive Officer (“CEO”) and as a director. In connection with his resignation, we entered into a Separation and Consulting Agreement (the “Separation Agreement”) with Mr. Pelrin dated August 6, 2020 pursuant to which Mr. Pelrin agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option. The Separation Agreement also provides that Mr. Pelrin is entitled to severance and other benefits. The Separation Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K (“8-K”) filed on August 11, 2020 with the SEC.

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

Total costs incurred during the year ended December 31, 2020 related to these executive management changes were $514, which consisted of fees for the executive management search firm, legal fees related to the transition, and severance and consulting fees paid to our former CEO. These costs were partially offset by the reversal of $117 of expense related to stock-based compensation awards forfeited at his termination date by our former CEO.

In addition, in connection with these actions, we have reduced the administrative footprint in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters. We recorded a non-cash impairment charge of $90 during the fourth quarter of 2020 related to the ROU asset associated with the lease of the corporate space in Mansfield and a cash charge of $99 for other costs related to reducing the size of this facility. We intend to try to sublease this space, but we do not currently expect to sublet it for the full remaining term of the lease. As of December 31, 2020, after recording the impairment charge, the ROU asset related to this space totaled $139. We do not expect to incur any additional costs related to these actions after December 31, 2020.

Details of the cash and non-cash charges recorded during the year ended December 31, 2020 related to these actions are below. These severance and one-time termination benefits, the impairment charge and the costs associated with subletting the facility in Mansfield are included in restructuring and other charges on our consolidated statement of operations for the year ended December 31. 2020. The other associated costs in the table below are included in general and administrative expense on our consolidated statement of operations for the year ended December 31, 2020.

	Cash Charges	Non-Cash Charges	Total Charges
Severance and other one-time termination benefits	$133	$-	$133
Other associated costs	381	-	381
Impairment of ROU asset	-	90	90
Costs related to subletting the Mansfield, MA facility	99	-	99
Total	$613	$90	$703

Other Charges

In addition to the charges discussed above, during 2020, we recorded cash charges for severance and other one-time termination benefits of $46 and other costs of $14 related to headcount reductions and employee relocation. The headcount reductions were primarily in our Thermal segment as a result of a slow-down in business activity early in the year. These costs are included in restructuring and other charges on our consolidated statement of operations for the year ended December 31. 2020.

Consolidation of Ambrell’s European Operations

During the year ended December 31, 2019, we recorded $240 of restructuring and other charges which were primarily related to the consolidation of Ambrell’s European operations. These costs included severance and other one-time termination benefits of $137 and other costs related to the consolidation of $103.

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the years ended December 31, 2020 and 2019 are as follows:

Balance - January 1, 2019	$-
Accruals for severance and other one-time termination benefits	137
Accruals for costs related to the consolidation of Ambrell’s European operations	103
Cash payments	(240)
Balance - December 31, 2019	-
Accruals for severance and other one-time termination benefits	248
Accruals for costs related to subletting the Fremont, CA facility	153
Accruals for costs related to subletting the Mansfield, MA facility	98
Cash payments	(159)
Balance - December 31, 2020	$340

(4)	GOODWILL AND INTANGIBLE ASSETS

We have two operating segments which are also our reporting units: Thermal and EMS. Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All of our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both December 31, 2020 and 2019 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2020 and 2019 are as follows:

Balance - January 1, 2019	$8,201
Amortization	(1,257)
Balance - December 31, 2019	6,944
Amortization	(1,233)
Balance - December 31, 2020	$5,711

The following tables provide further detail about our intangible assets as of December 31, 2020 and 2019:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,912	$5,568
Technology	600	477	123
Patents	590	570	20
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,369	5,711
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,369	$12,421

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$3,805	$6,675
Technology	600	380	220
Patents	590	541	49
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	5,136	6,944
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$5,136	$13,654

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

The following table sets forth the estimated annual amortization expense for each of the next five years:

2021	$1,227
2022	$1,167
2023	$1,067
2024	$980
2025	$905

Impairment of Goodwill and Indefinite Life Intangible Assets

During December 2020 and 2019, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2020 and 2019 for the discounted cash flows was 20.0%. The selection of the rate in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2020 and 2019, we compared the fair value of our Thermal reporting unit with its carrying value. This assessment indicated no impairment existed as the fair value of the reporting unit exceeded its carrying value in both 2020 and 2019.

During the indefinite life intangible asset impairment assessment in both 2020 and 2019, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2020 and 2019.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2020 and 2019, we did not review any of our long-lived assets for impairment other than the ROU assets related to the leases for our facilities in Fremont, CA and Mansfield, MA as discussed further in Notes 3 and 8. There were no events or changes in business circumstances that would indicate an impairment might exist other than the events identified and discussed in Note 3 related to these specific long-lived assets.

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 16 for information about revenue by operating segment and geographic region.

	Years Ended December 31,
	2020	2019
Net revenues by customer type:
End user	$48,041	$55,074
OEM/Integrator	5,782	5,586
	$53,823	$60,660
Net revenues by product type:
Thermal test	$15,768	$17,631
Thermal process	18,966	20,079
Semiconductor test	13,112	16,273
Service/other	5,977	6,677
	$53,823	$60,660
Net revenues by market:
Semi Market	$26,870	$30,953
Industrial	17,341	21,231
Defense/aerospace	6,314	4,842
Telecommunications	1,715	1,845
Other Multi Markets	1,583	1,789
	$53,823	$60,660

Changes in the amount of the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 are as follows:

Balance - January 1, 2019	$233
Bad debt expense	3
Write-offs	(25)
Balance - December 31, 2019	211
Bad debt expense	-
Write-offs	-
Foreign currency translation adjustments	1
Balance - December 31, 2020	$212

(6)	MAJOR CUSTOMERS

During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated net revenues. During the year ended December 31, 2019, Texas Instruments Incorporated accounted 10% of our consolidated net revenues. While both of our operating segments sold products to this customer, these revenues were primarily generated by our EMS segment. During the year ended December 31, 2019, no other customer accounted for 10% or more of our consolidated net revenues.

(7)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2020	2019
Raw materials	$5,371	$5,369
Work in process	1,085	949
Inventory consigned to others	45	54
Finished goods	975	810
Total inventories	$7,476	$7,182

(8)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the years ended December 31, 2020 and 2019, respectively, were as follows:

	Years Ended December 31,
	2020	2019

Operating lease cost	$1,583	$1,476
Short-term lease cost	$47	$51

The following is additional information about our leases as of December 31, 2020:

Range of remaining lease terms (in years)	0.1	to	10.0
Weighted average remaining lease term (in years)		6.4
Weighted average discount rate		4.3%

Maturities of lease liabilities as of December 31, 2020 were as follows:

2021	$1,481
2022	1,405
2023	1,416
2024	1,395
2025	722
Thereafter	1,845
Total lease payments	$8,264
Less imputed interest	(999)
Total	$7,265

Cash Flow Information

Total amortization of right of use assets for the years ended December 31, 2020 and 2019 was $1,294 and $1,251, respectively.

ROU Asset Impairment Charges

During the fourth quarter of 2020, we recorded charges for non-cash impairments related to certain of our ROU assets as discussed further in Note 3. The total of these charges was $612. In determining whether our ROU assets were impaired, we considered the intended future use of the assets, including whether we expect to be able to sublease the related facilities. In both cases, we expect to eventually be able to sublease the facilities, but we currently do not expect to successfully negotiate a sublease for either facility in 2021. Our projected future cash inflows from sublease income reflect this expectation. In order to determine whether an impairment existed, we compared all future cash outflows related to the lease for the underlying ROU asset and compared this with our projected future cash inflows from the sublease. We developed several scenarios to model the expected timing and amount of sublease income we expect to receive. In all cases, the future cash outflows exceeded the expected future cash inflows, resulting in the conclusion that the ROU assets were impaired. We then discounted the projected deficit in each scenario using our estimated cost of capital and probability weighted the results to determine the amount of the impairment charge to record. To the extent that our estimate of future cash inflows exceeds the amount we ultimately receive from any sublease we enter into for these facilities, we may need to record an additional impairment charge related to these ROU assets in a future period.

Lease Modifications and Additions

Supplemental cash flow information related to leases for the years ended December 31, 2020 and 2019 was as follows:

Year ended December 31, 2020
Non-cash increases (decreases) in operating lease liabilities and ROU assets as a result of lease modifications and the execution of new leases:
Modification to lease for facility in Fremont, California	$1,176
Modification to lease for facility in Mt. Laurel, New Jersey	$2,051
Modification to lease for Ambrell’s Netherlands facility	$133
Additions to automobile leases	$91

On January 23, 2020, we executed an amendment to the lease for our EMS facility in Fremont, California, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176.

On September 22, 2020, we executed an amendment to the lease for our EMS facility in Mt. Laurel, New Jersey, which extended the term of the existing lease for a period of 120 months commencing on May 1, 2021. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $2,051. In addition, effective on August 1, 2021, the leased space will be reduced to approximately 33,650 square feet.

On October 1, 2020, the lease for Ambrell’s Netherlands facility automatically renewed for an additional three years. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $133.

During the fourth quarter of 2020, we executed new leases for automobiles for certain of our employees in Europe. At the dates of execution, we recorded increases in our ROU assets and operating lease liabilities. The total increase recorded in 2020 related to these new leases was approximately $91.

Year ended December 31, 2019
Non-cash increases (decreases) in operating lease liabilities and ROU assets as a result of lease modifications:
Modification to lease for Ambrell’s U.K. facility	$(486)
Modification to lease for facility in Mansfield, Massachusetts	$1,811
Modification to lease for Ambrell’s Netherlands facility	$(48)

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

(9)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2020	2019
Accrued restructuring	$340	$-
Accrued warranty	235	334
Other	229	163
Total other current liabilities	$804	$497

(10)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. In accordance with the terms of our lease, the letter of credit related to our facility in Mt. Laurel, New Jersey was reduced from $125 to $90 on April 1, 2019. Our outstanding letters of credit at December 31, 2020 and 2019 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2020	Dec. 31 2019
Mt. Laurel, NJ	3/29/2010	4/30/2021	4/30/2031	$90	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$140

Line of Credit

On April 10, 2020 (the “Closing Date”) we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”) which was amended on December 16, 2020. Under the terms of the amended Agreement, M&T has provided us with a $7,500 revolving credit facility under which our domestic subsidiaries, Ambrell, inTEST EMS LLC (“EMS LLC”), Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation (“Silicon Valley”), are guarantors (collectively, the “Guarantors”). The revolving credit facility has a 364-day contract period that began on the Closing Date and expires on April 9, 2021 (the “Contract Period”). The principal balance of the revolving credit facility accrues interest at the LIBOR rate plus 2.0%. In the event the current LIBOR rate is no longer available or representative, the Agreement includes a mechanism for providing an alternate benchmark. Interest payments are due on a monthly basis, and principal payments are due, along with any accrued and unpaid interest thereon, on the earlier of (a) the expiration of the Contract Period, or (b) on demand upon the occurrence of an event of default that is continuing. As of December 31, 2020, we had $7,500 available to borrow under this facility.

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

This facility was put in place to provide us with additional liquidity in response to the business environment, as a result of COVID-19. During the three months ended June 30, 2020, we drew down $2,800 on our revolving credit facility. This amount was fully repaid during this same period. We did not borrow under this revolving credit facility at any other time during 2020.

Paycheck Protection Program Loans

As discussed more fully in Note 13 to our consolidated financial statements in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed on May 13, 2020 with the Securities and Exchange Commission, during April 2020 we applied for and received loans through the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration totaling $2,829. We repaid the full amount of the PPP loans on May 5, 2020 with the applicable interest.

(11)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

Earnings (loss) before income taxes was as follows:

	Years Ended December 31,
	2020	2019
Domestic	$(2,017)	$1,804
Foreign	786	800
Total	$(1,231)	$2,604

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2020	2019
Current
Domestic – Federal	$(182)	$510
Domestic – state	53	101
Foreign	135	97
Total	$6	$708
Deferred
Domestic – Federal	$(299)	$(413)
Domestic – state	(7)	(13)
Foreign	(36)	-
Total	(342)	(426)
Income tax expense	$(336)	$282

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Operating lease liabilities	$1,601	$1,123
Inventories	321	247
Accrued vacation pay and stock-based compensation	252	279
Net operating loss (state and foreign)	241	280
Allowance for doubtful accounts	44	44
Accrued warranty	13	19
Acquisition costs	10	12
Tax credit carryforwards	5	112
Other	71	13
Total	2,558	2,129
Valuation allowance	(169)	(234)
Deferred tax assets	2,389	1,895
Deferred tax liabilities:
Net intangible assets	(2,697)	(2,923)
Right of use assets	(1,400)	(1,066)
Depreciation of property and equipment	(214)	(169)
Deferred tax liabilities	(4,311)	(4,158)
Net deferred tax liabilities	$(1,922)	$(2,263)

The net change in the valuation allowance for the years ended December 31, 2020 and 2019 was a decrease of $65 and $7, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2040.

An analysis of the effective tax rate for the years ended December 31, 2020 and 2019 and a reconciliation from the expected statutory rate of 21% is as follows:

	Years Ended December 31,
	2020	2019
Expected income tax expense (benefit) at U.S. statutory rate	$(259)	$547
Increase (decrease) in tax from:
Dividend from foreign subsidiaries	83	97
NOL carryforwards utilized	64	32
Restricted stock compensation	62	114
Global intangible low taxed income	35	30
Nondeductible expenses	8	4
Current year tax credits (foreign and research)	(82)	(234)
Domestic tax benefit, net of Federal benefit	(68)	(184)
Changes in valuation allowance	(65)	(7)
Foreign income tax rate differences	(34)	(51)
Section 250 foreign derived intangible income deduction	(9)	(145)
Other	(71)	79
Income tax expense (benefit)	$(336)	$282

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2020 and 2019, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

(12)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(13)	STOCK-BASED COMPENSATION PLAN

As of December 31, 2020, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation Third Amended and Restated 2014 Stock Plan (the "2014 Stock Plan"). The 2014 Stock Plan was originally approved at our annual meeting of stockholders held on June 25, 2014 and permitted the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. On June 27, 2018, our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 500,000 to 1,000,000 shares. On June 19, 2019, our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 1,000,000 to 2,000,000 shares. As of December 31, 2020, there were 1,067,979 aggregate shares available to grant under the 2014 Plan.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of December 31, 2020, total compensation expense to be recognized in future periods is $1,353. The weighted average period over which this expense is expected to be recognized is 2.6 years.

The following table summarizes the compensation expense we recorded during 2020 and 2019, related to unvested shares of restricted stock and stock options:

	Years Ended December 31,
	2020	2019
Cost of revenues	$-	$-
Selling expense	12	8
Engineering and product development expense	42	35
General and administrative expense	617	841
	$671	$884

There was no compensation expense capitalized in 2020 or 2019.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2020 and 2019 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Risk-free interest rate	0.46%	2.35%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.44	.42
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during 2020 and 2019 was $1.48 and $2.75, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2019	264,400	7.54
Granted	249,460	6.25
Exercised	-	-
Canceled	(7,050)	8.45
Options outstanding, December 31, 2019 (87,900 exercisable)	506,810	6.89
Granted	113,980	3.49
Exercised	-	-
Canceled	(182,590)	6.31
Options outstanding, December 31, 2020 (204,630 exercisable)	438,200	6.25

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

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of December 31, 2020, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three year vesting period. Our estimate of the final expected vesting percentage will be reassessed and adjusted, as needed, at the end of each reporting period.

The following table summarizes the activity related to unvested restricted stock awards for the two years ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2019	114,750	6.92
Granted	132,580	6.31
Vested	(69,974)	6.60
Forfeited	(12,325)	7.14
Unvested shares outstanding, December 31, 2019	165,031	6.55
Granted	229,110	4.24
Vested	(89,861)	5.32
Forfeited	(67,125)	6.03
Unvested shares outstanding, December 31, 2020	237,155	4.93

The total fair value of the restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $357 and $426, respectively, as of the vesting dates of these awards.

(14)	STOCK REPURCHASE PLANS

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. During the quarter ended March 31, 2020, we repurchased 13,767 shares under the 2019 Repurchase Plan at a cost of $74, including fees paid to our broker. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. For the term of the 2019 Repurchase Plan through December 31, 2020, we have repurchased a total of 243,075 shares at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired.

In addition, on July 31, 2019, our Board of Directors terminated the 2015 Stock Repurchase Plan which had been authorized on October 27, 2015 and under which we had repurchased a total of 297,020 shares at a cost of $1,195. The shares were repurchased between December 2015 and January 2017. All of the repurchased shares were retired.

(15)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, EMS LLC, Temptronic and Silicon Valley who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2020 and 2019 we recorded $331 and $382 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the years ended December 31, 2020 and 2019 we recorded $62 and $49 of expense for matching contributions, respectively.

(16)	SEGMENT INFORMATION

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

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the Semi Market, including the automotive, defense/aerospace, industrial, medical, telecommunications and other markets.

	Years Ended December 31,
	2020	2019
Net revenues from unaffiliated customers:
Thermal	$40,209	$43,823
EMS	13,614	16,837
	$53,823	$60,660
Depreciation/amortization:
Thermal	$1,727	$1,810
EMS	109	118
Corporate	27	14
	$1,863	$1,942
Operating income (loss):
Thermal	$325	$2,334
EMS	(1,113)	1,725
Corporate	(429)	(1,510)
	$(1,217)	$2,549
Earnings (loss) before income tax expense (benefit):
Thermal	$306	$2,370
EMS	(1,077)	1,767
Corporate	(460)	(1,533)
	$(1,231)	$2,604
Income tax expense (benefit):
Thermal	$84	$257
EMS	(294)	194
Corporate	(126)	(169)
	$(336)	$282
Net earnings (loss):
Thermal	$222	$2,113
EMS	(783)	1,573
Corporate	(334)	(1,364)
	$(895)	$2,322
Capital expenditures:
Thermal	$371	$501
EMS	284	46
Corporate	3	73
	$658	$620

	December 31,
	2020	2019
Identifiable assets:
Thermal	$50,782	$51,621
EMS	9,667	7,319
Corporate	1,581	775
	$62,030	$59,715

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2020	2019
Net revenues from unaffiliated customers:
U.S.	$22,211	$25,283
Foreign	31,612	35,377
	$53,823	$60,660

	December 31,
	2020	2019
Property and equipment:
U.S.	$2,053	$2,163
Foreign	297	257
	$2,350	$2,420

(17)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2020. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the Semi Market. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/20(1)	6/30/20(2)	9/30/20(3)	12/31/20(4)	Total
Net revenues	$11,230	$13,275	$14,443	$14,875	$53,823
Gross margin	4,867	6,067	6,450	6,720	24,104
Earnings (loss) before income tax expense (benefit)	(1,393)	183	433	(454)	(1,231)
Income tax expense (benefit)	(250)	13	(25)	(74)	(336)
Net earnings (loss)	(1,143)	170	458	(380)	(895)

Net earnings (loss) per common share – basic	$(0.11)	$0.02	$0.04	$(0.04)	$(0.09)
Weighted average common shares outstanding – basic	10,220,853	10,252,490	10,269,995	10,282,903	10,256,560
Net earnings (loss) per common share – diluted	$(0.11)	$0.02	$0.04	$(0.04)	$(0.09)
Weighted average common shares outstanding – diluted	10,220,853	10,258,917	10,287,562	10,282,903	10,256,560

	Quarters Ended
	3/31/19	6/30/19(5)	9/30/19(6)	12/31/19	Total
Net revenues	$18,062	$14,352	$14,632	$13,614	$60,660
Gross margin	8,836	6,719	7,205	6,465	29,225
Earnings (loss) before income tax expense (benefit)	1,462	(300)	794	648	2,604
Income tax expense (benefit)	324	(113)	147	(76)	282
Net earnings (loss)	1,138	(187)	647	724	2,322

Net earnings (loss) per common share – basic	$0.11	$(0.02)	$0.06	$0.07	$0.22
Weighted average common shares outstanding – basic	10,385,017	10,411,276	10,421,383	10,274,980	10,373,164
Net earnings (loss) per common share – diluted	$0.11	$(0.02)	$0.06	$0.07	$0.22
Weighted average common shares outstanding – diluted	10,414,330	10,411,276	10,429,536	10,298,535	10,391,975

(1)	The quarter ended March 31, 2020 includes $8 of restructuring and other charges which are discussed in Note 3.
(2)	The quarter ended June 30, 2020 includes $38 of restructuring and other charges which are discussed in Note 3.
(3)	The quarter ended September 30, 2020 includes $161 of restructuring and other charges which are discussed in Note 3.
(4)	The quarter ended December 31, 2020 includes $1,078 of restructuring and other charges which are discussed in Note 3
(5)	The quarter ended June 30, 2019 includes $223 of restructuring and other charges which are discussed in Note 3.
(6)	The quarter ended September 30, 2019 includes $17 of restructuring and other charges which are discussed in Note 3.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2020
Allowance for doubtful accounts	$211	$-	$-	$1	$212
Warranty reserve	334	32	(131)	-	235

Year Ended December 31, 2019
Allowance for doubtful accounts	$233	$3	$(25)	-	$211
Warranty reserve	346	243	(255)	-	334