Form 10-Q
period 2021-03-31
INTEST CORP
filed 2021-05-13
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on April 30, 2021:   10,747,131

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,195	$10,277
Trade accounts receivable, net of allowance for doubtful accounts of $212	13,487	8,435
Inventories	8,212	7,476
Prepaid expenses and other current assets	562	776
Total current assets	32,456	26,964
Property and equipment:
Machinery and equipment	5,401	5,356
Leasehold improvements	2,901	2,636
Gross property and equipment	8,302	7,992
Less: accumulated depreciation	(5,764)	(5,642)
Net property and equipment	2,538	2,350
Right-of-use assets, net	6,099	6,387
Goodwill	13,738	13,738
Intangible assets, net	12,117	12,421
Restricted certificates of deposit	140	140
Other assets	38	30
Total assets	$67,126	$62,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,655	$2,424
Accrued wages and benefits	2,044	1,944
Accrued professional fees	515	776
Customer deposits and deferred revenue	1,191	396
Accrued sales commissions	703	472
Current portion of operating lease liabilities	1,160	1,215
Domestic and foreign income taxes payable	1,157	825
Other current liabilities	746	804
Total current liabilities	11,171	8,856
Operating lease liabilities, net of current portion	5,753	6,050
Deferred tax liabilities	1,913	1,922
Other liabilities	440	450
Total liabilities	19,277	17,278

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,743,408 and 10,562,200 shares issued, respectively	108	106
Additional paid-in capital	27,835	26,851
Retained earnings	19,322	17,110
Accumulated other comprehensive earnings	788	889
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	47,849	44,752
Total liabilities and stockholders' equity	$67,126	$62,030

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net revenues	$19,556	$11,230
Cost of revenues	10,035	6,363
Gross margin	9,521	4,867

Operating expenses:
Selling expense	2,403	2,052
Engineering and product development expense	1,322	1,292
General and administrative expense	3,161	2,876
Restructuring and other charges	55	8
Total operating expenses	6,941	6,228

Operating income (loss)	2,580	(1,361)
Other expense	(2)	(32)

Earnings (loss) before income tax expense (benefit)	2,578	(1,393)
Income tax expense (benefit)	366	(250)

Net earnings (loss)	$2,212	$(1,143)

Net earnings (loss) per common share - basic	$0.21	$(0.11)

Weighted average common shares outstanding - basic	10,329,449	10,220,853

Net earnings (loss) per common share - diluted	$0.21	$(0.11)

Weighted average common shares and common share equivalents outstanding - diluted	10,525,826	10,220,853

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net earnings (loss)	$2,212	$(1,143)

Foreign currency translation adjustments	(101)	(38)

Comprehensive earnings (loss)	$2,111	$(1,181)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended March 31, 2021

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	2,212	-	-	2,212
Other comprehensive loss	-	-	-	-	(101)	-	(101)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	81,468	1	(1)	-	-		-
Stock options exercised	99,740	1	716	-	-	-	717

Balance, March 31, 2021	10,743,408	$108	$27,835	$19,322	$788	$(204)	$47,849

	Three Months Ended March 31, 2020

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)

Balance, March 31, 2020	10,450,060	$105	$26,368	$16,862	$635	$(204)	$43,766

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$2,212	$(1,143)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	740	791
Provision for excess and obsolete inventory	39	171
Foreign exchange loss	8	38
Amortization of deferred compensation related to stock-based awards	269	187
Loss on disposal of property and equipment	22	-
Proceeds from sale of demonstration equipment, net of gain	7	-
Deferred income tax benefit	(9)	(93)
Changes in assets and liabilities:
Trade accounts receivable	(5,082)	1,188
Inventories	(783)	(714)
Prepaid expenses and other current assets	212	117
Other assets	(8)	(4)
Accounts payable	1,235	316
Accrued wages and benefits	103	(543)
Accrued professional fees	(261)	(105)
Customer deposits and deferred revenue	799	152
Accrued sales commissions	232	78
Operating lease liabilities	(343)	(323)
Domestic and foreign income taxes payable	335	(207)
Other current liabilities	(57)	(25)
Other liabilities	(7)	-
Net cash used in operating activities	(337)	(119)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(388)	(80)
Net cash used in investing activities	(388)	(80)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	717	-
Repurchases of common stock	-	(74)
Net cash provided by (used in) financing activities	717	(74)

Effects of exchange rates on cash	(74)	(21)

Net cash used in all activities	(82)	(294)
Cash and cash equivalents at beginning of period	10,277	7,612
Cash and cash equivalents at end of period	$10,195	$7,318

Cash payments for:
Domestic and foreign income taxes	$41	$50

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

We refer to the broader semiconductor market, including the more specialized ATE and wafer processing sectors within that market, as the “Semi Market.” All other markets are designated as “Multimarket.” The Semi Market, which is the principal market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. This market is subject to significant economic downturns at various times.

Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the Semi Market and the other markets we serve, our ability to safeguard patented technology and intellectual property in a rapidly evolving market, downward pricing pressures from customers, and our reliance on a relatively few number of customers for a significant portion of our sales. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. Part of our strategy for growth includes potential acquisitions that may cause us to incur substantial expense in the review and evaluation of potential transactions. We may or may not be successful in locating suitable businesses to acquire or in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in our future operating results.

COVID-19 Pandemic

Demand from all of the markets we serve was significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on demand from the Semi Market was intensified during the first half of 2020 because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. The Semi Market, from which approximately half of our orders and net revenues are derived, entered a cyclical downturn in the beginning of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end. These indications included increased quoting activity and order levels for the first quarter of 2020 compared to the fourth quarter of 2019. However, we believe COVID-19 delayed the recovery in the Semi Market as the increase in activity leveled off during late March 2020. Although we saw slightly increased order rates from our customers in the Semi Market during the second and third quarters of 2020, it was not until the fourth quarter of 2020 that we saw a significant increase in our orders from the Semi Market, which we believe indicates that we have now entered the next cyclical upturn. During the fourth quarter of 2020, our orders from the Semi Market increased 53% sequentially and were 141% higher than in the fourth quarter of 2019, the low point of the prior cyclical downturn for the products that we sell. This trend in our orders from the Semi Market continued in the first quarter of 2021 with a further 54% sequential increase from the level in the fourth quarter of 2020. We believe the level of increase in our orders and net revenues from the Semi Market during the fourth quarter of 2020 and the first quarter of 2021 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. We believe this increase in demand is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the number of integrated circuits used in the automotive industry and changes occurring in the telecommunications and mobility markets.

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

The aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19. Specifically, the travel restrictions that remain in place, coupled with limitations on visitors into customer facilities, have resulted in the reduction or suspension of in-person service and support activities. The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the second half of 2020, they declined again in the first quarter of 2021. If the spread of COVID-19 or variations of the virus worsen, these revenues may continue to be reduced in future periods.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first quarter of 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. As a result of our current level of working capital as well as the availability of our revolving credit facility, which is discussed in Note 9, we currently expect to have sufficient liquidity to operate our business throughout 2021. Our revolving credit facility, which had no outstanding balance, was set to mature on April 9, 2021. As discussed in Note 14, we modified this facility on April 10, 2021 and extended it as modified through April 9, 2024.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities including related valuation allowances, are particularly impacted by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed on March 23, 2021 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2021 other than those described in Note 14.

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

Goodwill, Intangible and Long-Lived Assets

We account for goodwill and intangible assets in accordance with ASC Topic 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually in the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

The quantitative goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions, including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

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

Nature of Products and Services

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, medical, semiconductor and telecommunications. We sell thermal management products including ThermoStreams, ThermoChambers and process chillers, which we sell under our Temptronic, Sigma and Thermonics product lines, and Ambrell Corporation’s (“Ambrell”) precision induction heating systems, including EKOHEAT and EASYHEAT products. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. We provide post-warranty service for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi Market. We also sell our thermal management products to various other markets including the automotive, defense/aerospace, industrial, medical and telecommunications markets.

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

Product Warranties

In connection with the sale of our products, we generally provide standard one- or two-year product warranties which are detailed in our terms and conditions and communicated to our customers. Our standard warranties are not offered for sale separately from our products; therefore, there is not a separate performance obligation related to our standard warranties. We record estimated warranty expense for our standard warranties at the time of sale based upon historical claims experience. We offer customers an option to separately purchase an extended warranty on certain products. In the case of extended warranties, we recognize revenue in the amount of the sale price for the extended warranty on a straight-line basis over the extended warranty period. We record costs incurred to provide service under an extended warranty at the time the service is provided. Warranty expense is included in selling expense in our consolidated statements of operations.

Refer to Notes 5 and 13 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Effective January 1, 2021, our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. Prior to January 1, 2021, these criteria identified obsolete material as material that had not been used in a work order during the prior twelve months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $39 and $171 for the three months ended March 31, 2021 and 2020, respectively. The change in our estimate of obsolete material that was effective as of January 1, 2021 reflects changes that have occurred in the markets we serve and the business cycles within those markets. This change in estimate did not have a material impact on our consolidated financial statements.

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

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of March 31, 2021, $370 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $81 at March 31, 2021.

As of December 31, 2020, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2020. The waiver provided us until December 31, 2021 to come into compliance with the targets as outlined in the waiver. As of March 31, 2021, we were in compliance with those targets.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March,
	2021	2020
Weighted average common shares outstanding - basic	10,329,449	10,220,853
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	196,377	-
Weighted average common shares and common share equivalents outstanding - diluted	10,525,826	10,220,853

Average number of potentially dilutive securities excluded from calculation	347,068	685,667

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after December 15, 2022. The amendments replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on January 1, 2023. We do not currently expect that the adoption of these amendments will have a material impact on our consolidated financial statements.

(3)	RESTRUCTURING AND OTHER CHARGES

EMS Segment Restructuring and Facility Consolidation

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. The consolidation was substantially completed during the fourth quarter of 2020 and resulted in the termination of employment for certain employees at the Fremont location. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office will be maintained in northern California.

As a result of the consolidation, we incurred charges for severance and other one-time termination benefits, other associated costs, including moving and production start-up costs, and charges related to exiting the facility, including an impairment charge related to the ROU asset for the lease of the Fremont facility, which are more fully discussed in Note 3 to our consolidated financial statements in our 2020 Form 10-K. During the first quarter of 2021, we incurred $55 of additional charges associated with finalizing the integration of the manufacturing operations. All of these charges were cash charges. We expect to complete the integration in the second quarter of 2021 and expect to incur additional cash charges in the range of $50 to $100.

Other Restructuring Actions

During the first quarter of 2020, we recorded cash charges for severance and other one-time termination benefits of $8 related to headcount reductions in our corporate office.

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the three months ended March 31, 2021 is as follows:

Balance - January 1, 2021	$340
Accruals for other costs associated with the EMS segment facility consolidation	55
Cash payments	(138)
Balance - March 31, 2021	$257

(4)	GOODWILL AND INTANGIBLE ASSETS

We have two operating segments which are also our reporting units: Thermal and EMS. Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both March 31, 2021 and December 31, 2020 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2021 are as follows:

Balance - January 1, 2021	$5,711
Amortization	(304)
Balance - March 31, 2021	$5,407

The following tables provide further detail about our intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$5,191	$5,289
Technology	600	498	102
Patents	590	574	16
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,673	5,407
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,673	$12,117

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,912	$5,568
Technology	600	477	123
Patents	590	570	20
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,369	5,711
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,369	$12,421

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $304 and $311, respectively, for the three months ended March 31, 2021 and 2020. The following table sets forth the estimated annual amortization expense for each of the next five years:

2021 (remainder)	$923
2022	$1,167
2023	$1,067
2024	$980
2025	$905

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 13 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2021	2020
Net revenues by customer type:
End user	$17,660	$9,922
OEM/Integrator	1,896	1,308
	$19,556	$11,230

Net revenues by product type:
Thermal test	$4,305	$4,147
Thermal process	5,566	3,748
Semiconductor production test	8,320	1,825
Service/other	1,365	1,510
	$19,556	$11,230

Net revenues by market:
Semi Market	$13,320	$5,011
Multimarket:
Industrial	3,828	4,227
Defense/aerospace	1,129	1,408
Telecommunications	340	411
Other Multimarket	939	173
	$19,556	$11,230

There was no change in the amount of the allowance for doubtful accounts for the three months ended March 31, 2021.

(6)	MAJOR CUSTOMERS

During the three months ended March 31, 2021, Texas Instruments Incorporated accounted for 16% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the three months ended March 31, 2021. During the three months ended March 31, 2020, no customer accounted for 10% or more of our consolidated net revenues.

(7)	INVENTORIES

Inventories held at March 31, 2021 and December 31, 2020 were comprised of the following:

	March 31, 2021	December 31, 2020
Raw materials	$5,980	$5,371
Work in process	992	1,085
Inventory consigned to others	44	45
Finished goods	1,196	975
Total inventories	$8,212	$7,476

(8)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2031. Total operating lease and short-term lease costs for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

Operating lease cost	$324	$392
Short-term lease cost	$8	$12

The following is additional information about our leases as of March 31, 2021:

Range of remaining lease terms (in years)	0.1	to	10.0
Weighted average remaining lease term (in years)			6.4
Weighted average discount rate			4.3%

Maturities of lease liabilities as of March 31, 2021 were as follows:

2021 (remainder)	$1,074
2022	1,402
2023	1,413
2024	1,394
2025	723
Thereafter	1,845
Total lease payments	$7,851
Less imputed interest	(938)
Total	$6,913

Supplemental Cash Flow Information

Total amortization of ROU assets for the three months ended March 31, 2021 and 2020 was $280 and $325, respectively.

(9)	DEBT

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

Our outstanding letters of credit at March 31, 2021 and December 31, 2020 consisted of the following:

				Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	March 31, 2021	December 31, 2020
Mt. Laurel, NJ	3/29/2010	4/30/2022	4/30/2031	$90	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$140	$140

Line of Credit

As discussed more fully in Note 10 to our consolidated financial statements in our 2020 Form 10-K, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility which is guaranteed by our subsidiaries. This facility was put in place to provide us with additional liquidity in response to the current business environment, as a result of the COVID-19 pandemic. This facility, which had no outstanding balance, was set to mature on April 9, 2021. As discussed in Note 14, we modified this facility on April 10, 2021 and extended it as modified through April 9, 2024.

(10)	STOCK-BASED COMPENSATION

As of March 31, 2021, we had unvested restricted stock awards and stock options outstanding which were granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2020 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of March 31, 2021, total compensation expense to be recognized in future periods is $2,787. The weighted average period over which this expense is expected to be recognized is 2.8 years. The following table shows the allocation of the compensation expense we recorded during the three months ended March 31, 2021 and 2020, respectively, related to stock-based compensation:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$-	$-
Selling expense	3	3
Engineering and product development expense	10	10
General and administrative expense	256	174
	$269	$187

There was no stock-based compensation expense capitalized in the three months ended March 31, 2021 or 2020.

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

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of March 31, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

On March 10, 2021 we issued restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. As of March 31, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

The following table summarizes the activity related to unvested shares of restricted stock for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2021	237,155	$4.93
Granted	81,468	10.62
Vested	(22,200)	8.56
Forfeited	-	-
Unvested shares outstanding, March 31, 2021	296,423	6.22

The total fair value of the shares that vested during the three months ended March 31, 2021 and 2020 was $244 and $155, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rate	1.00%	0.48%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.49	.43
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2021 and 2020 was $5.09 and $1.55, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2021 (204,630 exercisable)	438,200	$6.25
Granted	164,800	10.62
Exercised	(99,740)	7.19
Forfeited	-	-
Options outstanding, March 31, 2021 (144,265 exercisable)	503,260	7.49

(11)	STOCK REPURCHASE PLAN

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases may be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and may be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. For the term of the 2019 Repurchase Plan through March 31, 2021, we have repurchased a total of 243,075 shares at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired.

(12)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2021 and 2020, expense under the plan was $171 and $165, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three months ended March 31, 2021 and 2020, expense under the plan was $43 and $17, respectively.

(13)	SEGMENT INFORMATION

We have two reportable segments, Thermal and EMS, which are also our reporting units. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore) and Ambrell. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, and precision induction heating systems which are designed, manufactured and marketed by Ambrell. In addition, this segment provides post-warranty service and support. EMS includes the operations of our manufacturing facilities in Mt. Laurel, New Jersey and, prior to the consolidation of manufacturing operations late in the fourth quarter of 2020, Fremont, California. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers. Thermal also sells into a variety of markets outside of the Semi Market, including the automotive, defense/aerospace, medical, industrial, telecommunications and other markets.

	Three Months Ended March 31,
	2021	2020
Net Revenues:
Thermal	$11,055	$9,334
EMS	8,501	1,896
	$19,556	$11,230
Earnings (loss) before income tax expense (benefit):
Thermal	$103	$(426)
EMS	2,620	(1,004)
Corporate	(145)	37
	$2,578	$(1,393)
Net earnings (loss):
Thermal	$88	$(350)
EMS	2,248	(824)
Corporate	(124)	31
	$2,212	$(1,143)

	March 31, 2021	December 31, 2020
Identifiable assets:
Thermal	$52,096	$50,782
EMS	13,671	9,667
Corporate	1,359	1,581
	$67,126	$62,030

The following table provides information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2021	2020
Net revenues:
U.S.	$5,747	$5,719
Foreign	13,809	5,511
	$19,556	$11,230

	March 31, 2021	December 31, 2020
Property and equipment:
U.S.	$2,245	$2,053
Foreign	293	297
	$2,538	$2,350

(14)	SUBSEQUENT EVENTS

On April 10, 2021, we amended our Agreement with M&T, with the execution of the Second Amendment to the Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the maximum amount available under the revolving credit facility was increased from $7,500 to $10,000, and an unused facility fee of fifteen basis points per annum was added. This facility was amended to provide us with additional liquidity to operate our business, if needed. This facility will mature on April 9, 2024.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	the impact of COVID-19 on our business, liquidity, financial condition and results of operations;
●

our ability to successfully consolidate our EMS manufacturing operations without any impact on customer shipments, quality or the level of our warranty claims and to realize the benefits of the consolidation;

●	indications of a change in the market cycles in the Semi Market or other markets we serve;
●	developments and trends in the Semi Market, including changes in the demand for semiconductors;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	the availability of materials used to manufacture our products;
●	the impact of interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	ability to borrow funds or raise capital to finance major potential acquisitions;
●

the success of our strategy to diversify our business by entering markets outside the Semi Market, including the automotive, defense/aerospace, industrial, medical, telecommunications and other markets and changes in demand in these markets

●	competitive pricing pressures
●	the development of new products and technologies by us or our competitors;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally;
●	other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items; and
●	other risk factors included in Part I, Item 1A - "Risk Factors" in our 2020 Form 10-K.

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

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (“OEM sales”), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the broader semiconductor market. Our Thermal segment sells its products to many of these same types of customers; however, it also sells to customers in the wafer processing sector within the broader semiconductor market and to customers in a variety of other markets outside the semiconductor market, including the automotive, defense/aerospace, industrial (including consumer products packaging, fiber optics and other sectors within the broader industrial market), medical and telecommunications markets.

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

Markets

We refer to the semiconductor market, including the more specialized semiconductor ATE and wafer processing sectors within the broader semiconductor market, as the “Semi Market.” All other markets are designated as “Multimarket.” Business within our Thermal segment can fall into either the Semi Market or Multimarket, depending upon how our customers utilize our products or upon their respective applications.

While the Semi Market represents the historical roots of inTEST and remains a very important component of our business, Multimarket is where we have focused our strategic growth efforts in the last several years. Our goal was to grow our business, both organically and through acquisition, in these markets as we believe these markets have historically been less cyclical than the Semi Market. Moving forward, with the launch of our new strategic plan which is discussed in Part 1, Item 1 under “Our Strategies” in our 2020 Form 10-K, we intend to broaden our strategic growth efforts to target both organic and inorganic growth in all of our currently served markets, which includes the Semi Market. Our goal is to further expand our existing product lines, strengthen our positions in served markets and drive expansion into new markets.

Prior to our acquisition of Ambrell in May 2017, we offered only highly specialized engineering solutions used for testing applications in Multimarket, the demand for which is limited and which varies significantly from period to period. Our acquisition of Ambrell not only provided expansion into new markets but also broadened our product offerings to include products sold into process or manufacturing applications. Historically, Ambrell sold its precision induction heating systems almost exclusively to customers in the industrial market but since 2018, has also had significant sales into the Semi Market. Overall, however, the acquisition of Ambrell has helped to diversify our customer base.

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

Restructuring and Other Charges

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. The consolidation was substantially completed during the fourth quarter of 2020 and resulted in the termination of certain employees at the Fremont location. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office will be maintained in northern California. The costs related to these actions are included in restructuring and other charges on our consolidated statement of operations and are discussed in more detail in Note 3 to our consolidated financial statements in this Report and in our 2020 Form 10-K.

The EMS facility consolidation resulted in the termination of certain employees at the Fremont location, including all of our interface product line assembly staff who were located at that facility. As a result of transitioning our interface manufacturing operations to New Jersey, we have hired new production staff for this product line in our Mt. Laurel facility. These new employees are being trained to assemble our products which may impact customer shipments and quality of our interface products over the next several months. In addition, we have recently experienced difficulty in hiring personnel at the costs projected in our forecasts. This has resulted in the need to increase the labor rates offered for certain positions. If we cannot find savings in other areas or increase the price for which we sell our products in an amount sufficient to cover these additional labor costs, we may experience reduced margins in future periods. See “Risks Related to Our Business Operations” in Item 1A “Risk Factors” of our 2020 Form 10-K.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2021	2020	$	%	2020	$	%
Orders:
Thermal	$14,746	$10,499	$4,247	40%	$11,065	$3,681	33%
EMS	10,484	3,277	7,207	220%	6,554	3,930	60%
	$25,230	$13,776	$11,454	83%	$17,619	$7,611	43%

Semi Market	$17,174	$6,692	$10,482	157%	$11,129	$6,045	54%
Multimarket	8,056	7,084	972	14%	6,490	1,566	24%
	$25,230	$13,776	$11,454	83%	$17,619	$7,611	43%

Total consolidated orders for the three months ended March 31, 2021 were $25.2 million compared to $13.8 million for the same period in 2020 and $17.6 million for the three months ended December 31, 2020. Orders from customers in Multimarket for the three months ended March 31, 2021 were $8.1 million, or 32% of total consolidated orders, compared to $7.1 million, or 51% of total consolidated orders for the same period in 2020 and $6.5 million or 37% of total consolidated orders for the three months ended December 31, 2020.

We believe that the increases in our consolidated orders during the three months ended March 31, 2021 compared to the same period in 2020 and to the three months ended December 31, 2020 primarily reflect the end of the downturn in the Semi Market, where approximately half of our business is derived. This downturn began in the first quarter of 2019. We believe that the significant level of increase in orders from the Semi Market for these same time periods also reflects the impact of the interruption of the normal recovery in the Semi Market cycle that was caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally, both of which we believe are driving the current shortage in the global supply of semiconductors (which are also referred to as “integrated circuits” or “ICs”). To a lesser extent, we also experienced an increase in orders from Multimarket, primarily from the industrial market.

At March 31, 2021, our backlog of unfilled orders for all products was approximately $17.1 million compared with approximately $8.1 million at March 31, 2020 and $11.5 million at December 31, 2020. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2021. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2021	2020	$	%	2020	$	%
Net revenues:
Thermal	$11,055	$9,334	$1,721	18%	$10,675	$380	4%
EMS	8,501	1,896	6,605	348%	4,200	4,301	102%
	$19,556	$11,230	$8,326	74%	$14,875	$4,681	31%

Semi Market	$13,320	$5,011	$8,309	166%	$7,614	$5,706	75%
Multimarket	6,236	6,219	17	-%	7,261	(1,025)	(14)%
	$19,556	$11,230	$8,326	74%	$14,875	$4,681	31%

Total consolidated net revenues for the three months ended March 31, 2021 were $19.6 million compared to $11.2 million for the same period in 2020 and $14.9 million for the three months ended December 31, 2020. We believe the increase in our consolidated net revenues compared to the same period in 2020 and the three months ended December 31, 2020 primarily reflects the aforementioned increase in demand from the Semi Market.

Net revenues from customers in Multimarket for the three months ended March 31, 2021 were $6.2 million, or 32% of total consolidated net revenues, compared to $6.2 million, or 55% of total consolidated net revenues for the same period in 2020 and $7.3 million or 49% of total consolidated net revenues for the three months ended December 31, 2020. The reduced net revenues in Multimarket for the first quarter of 2021 compared to the fourth quarter of 2020 primarily reflect weaker demand from customers in the industrial market and, to a lesser extent, customers in the defense/aerospace and medical markets. These declines were partially offset by an increase in net revenues from customers in the automotive market. Net revenues from Multimarket customers were relatively flat for the first quarter of 2021 compared to the same period in 2020. Increases from the automotive market were offset by decreases in demand from customers in the industrial and defense/aerospace markets.

COVID-19 Pandemic

Demand from all of the markets we serve was significantly affected by COVID-19 during the first half of 2020. The impact of COVID-19 on demand from the Semi Market was intensified during the first half of 2020 because our business operations were also being negatively affected by a global downturn in the Semi Market at that time. The Semi Market, from which approximately half of our orders and net revenues are derived, entered a cyclical downturn in the beginning of 2019. During the first quarter of 2020, before the spread of COVID-19, we had started to see indications that the downturn was coming to an end. These indications included increased quoting activity and order levels for the first quarter of 2020 compared to the fourth quarter of 2019. However, we believe COVID-19 delayed the recovery in the Semi Market as the increase in activity leveled off during late March 2020. Although we saw slightly increased order rates from our customers in the Semi Market during the second and third quarters of 2020, it was not until the fourth quarter of 2020 that we saw a significant increase in our orders from the Semi Market, which we believe indicates that we have now entered the next cyclical upturn. During the fourth quarter of 2020, our orders from the Semi Market increased 53% sequentially and were 141% higher than in the fourth quarter of 2019, the low point of the prior cyclical downturn for the products that we sell. This trend in our orders from the Semi Market continued in the first quarter of 2021 with a further 54% sequential increase from the level in the fourth quarter of 2020. We believe the level of increase in our orders and net revenues from the Semi Market during the fourth quarter of 2020 and the first quarter of 2021 reflects a combination of increased demand in the market resulting from the interruption of the normal recovery in the Semi Market cycle caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors, generally. We believe this increase in demand is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the number of ICs used in the automotive industry and changes occurring in the telecommunications and mobility markets.

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

The aftermarket service and support that we provide to our customers has been, and we expect may continue to be, adversely impacted by COVID-19. Specifically, the travel restrictions that remain in place, coupled with limitations on visitors into customer facilities, have resulted in the reduction or suspension of in-person service and support activities. The net revenues associated with these aftermarket service and support activities typically range from 8% to 10% of our consolidated net revenues. Although these net revenues returned to a more typical range during the second half of 2020, they declined again in the first quarter of 2021. If the spread of COVID-19 or variations of the virus worsen, these revenues may continue to be reduced in future periods.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first quarter of 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. As a result of our current level of working capital as well as the availability of our revolving credit facility, which is discussed in Note 9 to our consolidated financial statements in this Report, we currently expect to have sufficient liquidity to operate our business throughout 2021. Our revolving credit facility, which had no outstanding balance, was set to mature on April 9, 2021. As discussed in Note 14 to our consolidated financial statements in this Report, we modified this facility on April 10, 2021 and extended it as modified through April 9, 2024.

Results of Operations

The results of operations for our two operating segments are generally affected by the same factors described in the Overview and COVID-19 Pandemic section. Separate discussions and analyses for each segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each segment where significant to an understanding of that segment.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Revenues. Net revenues were $19.6 million for the three months ended March 31, 2021 compared to $11.2 million for the same period in 2020, an increase of $8.3 million, or 74%. We believe the significant increase in our net revenues during the first quarter of 2021 primarily reflects the current cyclical upturn in the Semi Market as previously discussed in the Overview and COVID-19 Pandemic section.

Gross Margin. Our consolidated gross margin was 49% of net revenues for the three months ended March 31, 2021 compared to 43% of net revenues for the same period in 2020. The increase in our gross margin as a percentage of net revenues primarily reflects a decrease in our fixed operating costs as a percentage of net revenues. Although our fixed operating costs were relatively unchanged in absolute dollar terms, they declined from 22% of net revenues in the first quarter of 2020 to 13% of net revenues in the first quarter of 2021. This is a result of these costs being more fully absorbed by the higher net revenues levels in the first three months of 2021. Our accruals for excess and obsolete inventory declined in absolute dollar terms by $131,000, or 77%, and as a percentage of net revenues, from 2% in the first quarter of 2020 to less than 1% in the first quarter of 2021. The decreases in our fixed operating costs and excess and obsolete inventory charges were partially offset by an increase in our component material costs as a percentage of net revenues, reflecting changes in the mix of products sold.

Selling Expense. Selling expense was $2.4 million for the three months ended March 31, 2021 compared to $2.1 million for the same period in 2020, an increase of $351,000, or 17%. The increase primarily reflects higher levels of commissions in our EMS segment as a result of the higher net revenue levels achieved for the three months ended March 31, 2021 compared to the same period in 2020. This increase was partially offset by a reduction in travel costs for the three months ended March 31, 2021 compared to the same period in 2020. Our sales personnel have not yet returned to the level of travel that was typical prior to the onset of COVID-19.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.3 million for both the three months ended March 31, 2021 and 2020. There were no significant changes in any of the components of engineering and product development expense.

General and Administrative Expense. General and administrative expense was $3.2 million for the three months ended March 31, 2021 compared to $2.9 million for the same period in 2020, an increase of $285,000, or 10%. The increase primarily reflects higher levels of profit-based bonus accruals and an increase in the value of stock-based compensation awards granted to our senior management and Board of Directors. These increases were partially offset by a reduction in salary and benefits expense, reflecting headcount reductions. The reduction in headcount was primarily in our Thermal segment and, to a lesser extent, in our corporate staff. We also recorded a lower level of fees for third party professionals who assist us in compliance related matters during the first quarter of 2021 compared to the same period in 2020.

Restructuring and Other Charges. For the three months ended March 31, 2021, we recorded $55,000 in restructuring and other charges related to the consolidation of our EMS manufacturing operations. During the same period in 2020, we recorded $8,000 in restructuring and other charges related to headcount reductions in our Corporate staff.

Income Tax Expense (Benefit). For the three months ended March 31, 2021, we recorded income tax expense of $366,000 compared to an income tax benefit of $250,000 for the same period in 2020. Our effective tax rate was 14% for the three months ended March 31, 2021 compared to 18% for the same period in 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$10,195	$10,277
Working capital	$21,285	$18,108

As of March 31, 2021, $3.4 million, or 33%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Notes 1, 9 and 14 to our consolidated financial statements in this Report.

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

Cash Flows

Operating Activities. For the three months ended March 31, 2021, we recorded net earnings of $2.2 million. Net cash used in operations during this period was $337,000. During the three months ended March 31, 2021, we had non-cash charges of $740,000 for depreciation and amortization which included $280,000 of amortization related to our ROU assets. During the three months ended March 31, 2021, we also recorded $269,000 for amortization of deferred compensation expense related to stock-based awards. Accounts receivable increased $5.1 million during the three months ended March 31, 2021, reflecting the significant increase in net revenues in the first quarter, while inventories and accounts payable increased $783,000 and $1.2 million, respectively, also reflecting the increase in business levels. Customer deposits increased $799,000 during the three months ended March 31, 2021, primarily in our Thermal segment.

Investing Activities. During the three months ended March 31, 2021, purchases of property and equipment were $388,000, primarily reflecting leasehold improvements to our facility in Mt. Laurel, New Jersey which were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2021; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the three months ended March 31, 2021, we received $717,000 as a result of the exercise of options to acquire 99,740 shares of our stock. These options were issued to certain current and former employees under our stock-based compensation plans which are discussed in Note 10 to our consolidated financial statements in this Report.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2021, there have been no significant changes to the accounting estimates that we have deemed critical other than the change in accounting estimate that is discussed in Note 2 to our consolidated financial statements in this Report. Our critical accounting estimates are more fully described in our 2020 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2020 Form 10-K filed with the Securities and Exchange Commission on March 23, 2021. There have been no changes from the risk factors set forth in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	2021 Executive Officer Compensation Plan. (1)(*)
10.2	Form of Incentive Stock Option Agreement. (1)(*)
10.3	Form of Non-Qualified Stock Option Agreement. (1)(*)
10.4	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (2)
10.5

Second Amendment to Loan and Security Agreement, dated April 10, 2021 by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (3)

10.6	Amended and Restated Revolver Note, dated April 10, 2021. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Taxonomy Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 10, 2021, File No. 001-36117, filed March 16, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2021, File No. 001-36117, filed April 13, 2021, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 2021, File No. 001-36117, filed April 14, 2021, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 13, 2021	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer

Date:	May 13, 2021	/s/ Hugh T. Regan, Jr.
Hugh T. Regan, Jr. Secretary, Treasurer and Chief Financial Officer