Form 10-Q
period 2021-06-30
INTEST CORP
filed 2021-08-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2021:   10,782,782

inTEST CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,625	$10,277
Trade accounts receivable, net of allowance for doubtful accounts of $212	12,832	8,435
Inventories	8,702	7,476
Prepaid expenses and other current assets	528	776
Total current assets	36,687	26,964
Property and equipment:
Machinery and equipment	5,409	5,356
Leasehold improvements	2,909	2,636
Gross property and equipment	8,318	7,992
Less: accumulated depreciation	(5,856)	(5,642)
Net property and equipment	2,462	2,350
Right-of-use assets, net	5,852	6,387
Goodwill	13,738	13,738
Intangible assets, net	11,812	12,421
Restricted certificates of deposit	100	140
Other assets	36	30
Total assets	$70,687	$62,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,524	$2,424
Accrued wages and benefits	2,605	1,944
Accrued professional fees	704	776
Customer deposits and deferred revenue	892	396
Accrued sales commissions	871	472
Current portion of operating lease liabilities	1,147	1,215
Domestic and foreign income taxes payable	1,107	825
Other current liabilities	867	804
Total current liabilities	11,717	8,856
Operating lease liabilities, net of current portion	5,471	6,050
Deferred tax liabilities	1,841	1,922
Other liabilities	437	450
Total liabilities	19,466	17,278

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,815,859 and 10,562,200 shares issued, respectively	108	106
Additional paid-in capital	28,574	26,851
Retained earnings	21,931	17,110
Accumulated other comprehensive earnings	812	889
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	51,221	44,752
Total liabilities and stockholders' equity	$70,687	$62,030

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$21,820	$13,275	$41,376	$24,505
Cost of revenues	10,858	7,208	20,893	13,571
Gross margin	10,962	6,067	20,483	10,934
Operating expenses:
Selling expense	2,605	1,761	5,008	3,813
Engineering and product development expense	1,356	1,217	2,678	2,509
General and administrative expense	3,769	2,850	6,930	5,726
Restructuring and other charges	197	38	252	46

Total operating expenses	7,927	5,866	14,868	12,094

Operating income (loss)	3,035	201	5,615	(1,160)
Other income (loss)	21	(18)	19	(50)
Earnings (loss) before income tax expense (benefit)	3,056	183	5,634	(1,210)
Income tax expense (benefit)	447	13	813	(237)

Net earnings (loss)	$2,609	$170	$4,821	$(973)

Net earnings (loss) per common share - basic	$0.25	$0.02	$0.46	$(0.10)

Weighted average common shares outstanding - basic	10,442,916	10,252,490	10,386,183	10,236,672

Net earnings (loss) per common share - diluted	$0.24	$0.02	$0.45	$(0.10)

Weighted average common shares and common share equivalents outstanding - diluted	10,764,936	10,258,917	10,645,381	10,236,672

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net earnings (loss)	$2,609	$170	$4,821	$(973)

Foreign currency translation adjustments	24	35	(77)	(3)

Comprehensive earnings (loss)	$2,633	$205	$4,744	$(976)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	2,212	-	-	2,212
Other comprehensive loss	-	-	-	-	(101)	-	(101)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	81,468	1	(1)	-	-	-	-
Stock options exercised	99,740	1	716	-	-	-	717

Balance, March 31, 2021	10,743,408	108	27,835	19,322	788	(204)	47,849

Net earnings	-	-	-	2,609	-	-	2,609
Other comprehensive earnings	-	-	-	-	24	-	24
Amortization of deferred compensation related to stock-based awards	-	-	454	-	-	-	454
Issuance of unvested shares of restricted stock	44,741	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,125)	-	-	-	-	-	-
Stock options exercised	45,835	-	285	-	-	-	285

Balance, June 30, 2021	10,815,859	$108	$28,574	$21,931	$812	$(204)	$51,221

	Six Months Ended June 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)
Balance, March 31, 2020	10,450,060	105	26,368	16,862	635	(204)	43,766

Net earnings	-	-	-	170	-	-	170
Other comprehensive earnings	-	-	-	-	35	-	35
Amortization of deferred compensation related to stock-based awards	-	-	208	-	-	-	208
Issuance of unvested shares of restricted stock	15,840	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(6,750)	-	-	-	-	-	-

Balance, June 30, 2020	10,459,150	$105	$26,576	$17,032	$670	$(204)	$44,179

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$4,821	$(973)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,461	1,584
Provision for excess and obsolete inventory	93	305
Foreign exchange loss	4	37
Amortization of deferred compensation related to stock-based awards	723	395
Loss on disposal of property and equipment	27	-
Proceeds from sale of demonstration equipment, net of gain	(14)	-
Deferred income tax benefit	(81)	(209)
Changes in assets and liabilities:
Trade accounts receivable	(4,419)	(205)
Inventories	(1,326)	(1,054)
Prepaid expenses and other current assets	246	359
Restricted certificates of deposit	40	-
Other assets	(6)	(4)
Accounts payable	1,105	635
Accrued wages and benefits	663	(133)
Customer deposits and deferred revenue	499	217
Accrued sales commissions	399	41
Operating lease liabilities	(641)	(652)
Domestic and foreign income taxes payable	284	(100)
Other current liabilities	(9)	(157)
Other liabilities	(7)	(5)
Net cash provided by operating activities	3,862	81

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(463)	(190)
Net cash used in investing activities	(463)	(190)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	1,002	-
Repurchases of common stock	-	(74)
Proceeds from Paycheck Protection Program loans	-	2,829
Repayments of Paycheck Protection Program loans	-	(2,829)
Proceeds from revolving credit facility	-	2,800
Repayments of revolving credit facility	-	(2,800)
Net cash provided by (used in) financing activities	1,002	(74)

Effects of exchange rates on cash	(53)	(5)

Net cash provided by (used in) all activities	4,348	(188)
Cash and cash equivalents at beginning of period	10,277	7,612
Cash and cash equivalents at end of period	$14,625	$7,424

Cash payments for:
Domestic and foreign income taxes	$610	$73

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

COVID-19 Pandemic

During the second quarter of 2021, as more Americans became vaccinated and the spread of COVID-19 appeared to be lessening, governmental mandates and restrictions in the regions in the U.S. where we operate our business were reduced or eliminated. As a result, we began the process of reopening our offices in these regions. As of the date of this Report, due to the increasing spread of COVID-19 variants in the U.S., several regulatory authorities have either reinstated certain COVID-19 mandates or restrictions or have indicated they are considering taking such actions. We are following the guidance of the Centers for Disease Control and Prevention (“CDC”). Accordingly, as of the date of this Report, our U.S. offices remain open, but we are requiring all employees to wear masks and maintain appropriate social distancing. As of the date of this Report, our offices in Europe have also reopened to varying degrees, while our employees in Asia remain under more significant restrictions. Our employees outside of the U.S. continue to follow the guidance of their local regulatory authorities, which in most cases includes wearing masks, observing social distancing, limiting travel and quarantining after travel, as required.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first half of 2021, the spread of the virus or variants of the virus could continue to worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year. As a result of our current level of working capital as well as the availability under our revolving credit facility, which is discussed in Note 9, we currently expect to have sufficient liquidity to operate our business throughout 2021.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including inventories, long-lived assets, goodwill, identifiable intangibles, deferred tax assets and liabilities, including related valuation allowances, and performance-based stock compensation are particularly impacted by estimates.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2021 other than those described in Note 15.

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

See Notes 5 and 14 for further information about our revenue from contracts with customers.

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

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of June 30, 2021, $370 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $78 at June 30, 2021.

As of December 31, 2020, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2020. The waiver provided us until December 31, 2021 to come into compliance with the targets as outlined in the waiver. As of June 30, 2021, we were in compliance with those targets.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	10,442,916	10,252,490	10,386,183	10,236,672
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	322,020	6,427	259,198	-
Weighted average common shares and common share equivalents outstanding - diluted	10,764,936	10,258,917	10,645,381	10,236,672

Average number of potentially dilutive securities excluded from calculation	274,345	711,499	307,069	719,832

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

EMS Segment Restructuring and Facility Consolidation

As discussed in Note 3 to our consolidated financial statements in our 2020 Form 10-K, on September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. The consolidation of manufacturing operations resulted in the closure of the Fremont facility and the termination of certain employees at that location. As a result of the consolidation, we incurred charges for severance and other one-time termination benefits, other associated costs, including moving and production start-up costs, and charges related to exiting the facility, including an impairment charge related to the ROU asset for the lease of the Fremont facility. These charges are more fully discussed in Note 3 to our consolidated financial statements in our 2020 Form 10-K. During the six months ended June 30, 2021, we incurred $132 of additional charges associated with finalizing the integration of the manufacturing operations. All of these charges were cash charges and are included in restructuring and other charges in our consolidated statement of operations. The integration of our EMS manufacturing operations has taken longer than originally anticipated, primarily as a result of the significant increase in our business activity in the first half of 2021. During the second quarter of 2021, we delayed some final integration activities and instead allocated our resources to meet customer demand for shipments of our products. We currently expect to complete the integration of the EMS manufacturing operations in the third quarter of 2021 and expect to incur additional cash charges in the range of $50 to $100.

Executive Management Changes

On June 10, 2021, our Board of Directors (the “Board”) accepted the retirement of Hugh T. Regan, Jr. from the positions of Chief Financial Officer, Treasurer, and Secretary (the “Retirement”). In connection with the Retirement, we entered into a Separation and Consulting Agreement (the “Separation and Consulting Agreement”) with Mr. Regan effective June 11, 2021 pursuant to which Mr. Regan has agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option. The Separation and Consulting Agreement also provides that Mr. Regan is entitled to a severance benefit of $120. In connection with the Retirement, we have also agreed that certain options issued to Mr. Regan in March 2020 to purchase shares of our common stock that remained unvested on the date of the Retirement shall continue to vest after the Retirement and expire one year from their respective vesting dates. The full text of the Separation and Consulting Agreement is included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2021.

On June 10, 2021, the Board approved, effective as of June 14, 2021 (the “Start Date”), the appointment of Duncan Gilmour to the position of Chief Financial Officer, Treasurer, and Secretary. Mr. Gilmour entered into a letter agreement (the “Letter Agreement”), dated June 10, 2021, subject to his appointment as our Chief Financial Officer, Treasurer, and Secretary, which appointments were approved on June 10, 2021 and are effective as of the Start Date. The full text of the Letter Agreement is included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 14, 2021.

Total costs incurred during the six months ended June 30, 2021 related to these executive management changes were $347, which consisted of $136 for legal fees related to the transition, $120 for severance paid to our former Chief Financial Officer (“CFO”) and $91 of stock-based compensation expense, primarily as a result of the modification of the March 2020 option awards issued to our former CFO, as discussed above. The $120 of severance is included in restructuring and other charges in our consolidated statement of operations. The balance of the costs are included in general and administrative expense in our consolidated statement of operations. We expect to incur an additional $24 in consulting fees during the third quarter of 2021 related to these actions.

Other Restructuring Actions

During the six months ended June 30, 2020, we recorded cash charges for severance and other one-time termination benefits of $46 related to headcount reductions in our corporate office and at Ambrell.

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the six months ended June 30, 2021 is as follows:

	EMS Facility Consolidation	CFO Retirement	Total
Balance - January 1, 2021	$340	$-	$340
Accruals for severance	-	120	120
Accruals for other costs associated with facility consolidation	132	-	132
Cash payments	(250)	-	(250)
Balance – June 30, 2021	$222	$120	$342

(4)	GOODWILL AND INTANGIBLE ASSETS

We have two operating segments which are also our reporting units: Thermal and EMS. Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both June 30, 2021 and December 31, 2020 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2021 are as follows:

Balance - January 1, 2021	$5,711
Amortization	(609)
Balance June 30, 2021	$5,102

The following tables provide further detail about our intangible assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$5,474	$5,006
Technology	600	516	84
Patents	590	578	12
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,978	5,102
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,978	$11,812

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,912	$5,568
Technology	600	477	123
Patents	590	570	20
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,369	5,711
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,369	$12,421

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $305 and $609 for the three months and six months ended June 30, 2021, respectively, and $309 and $620 for the three months and six months ended June 30, 2020, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2021 (remainder)	$618
2022	$1,167
2023	$1,067
2024	$980
2025	$905

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 14 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues by customer type:
End user	$19,266	$11,946	$36,925	$21,867
OEM/Integrator	2,554	1,329	4,451	2,638
	$21,820	$13,275	$41,376	$24,505

Net revenues by product type:
Thermal test	$4,537	$3,703	$8,842	$7,850
Thermal process	6,807	4,563	12,373	8,311
Semiconductor production test	8,954	3,665	17,274	5,489
Service/other	1,522	1,344	2,887	2,855
	$21,820	$13,275	$41,376	$24,505

Net revenues by market:
Semi Market	$15,677	$6,858	$28,997	$11,869
Multimarket:
Industrial	4,244	3,899	8,072	8,126
Defense/aerospace	1,268	1,496	2,397	2,904
Telecommunications	215	597	555	1,008
Other Multimarket	416	425	1,355	598
	$21,820	$13,275	$41,376	$24,505

There was not a significant change in the amount of the allowance for doubtful accounts for the six months ended June 30, 2021.

(6)	MAJOR CUSTOMERS

During the six months ended June 30, 2021, Texas Instruments Incorporated accounted for 14% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the six months ended June 30, 2021. During the six months ended June 30, 2020, no customer accounted for 10% or more of our consolidated net revenues.

(7)	INVENTORIES

Inventories held at June 30, 2021 and December 31, 2020 were comprised of the following:

	June 30, 2021	December 31, 2020
Raw materials	$6,382	$5,371
Work in process	1,036	1,085
Inventory consigned to others	44	45
Finished goods	1,240	975
Total inventories	$8,702	$7,476

Total charges incurred for excess and obsolete inventory for the three months and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Excess and obsolete inventory charges	$54	$134	$93	$305

(8)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2031. Total operating lease and short-term lease costs for the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost	$294	$389	$618	$781
Short-term lease cost	$32	$10	$40	$22

The following is additional information about our leases as of June 30, 2021:

Range of remaining lease terms (in years)	0.8	to	9.8
Weighted average remaining lease term (in years)			6.3
Weighted average discount rate			4.3%

Maturities of lease liabilities as of June 30, 2021 were as follows:

2021 (remainder)	$706
2022	1,403
2023	1,414
2024	1,398
2025	722
Thereafter	1,845
Total lease payments	$7,488
Less imputed interest	(870)
Total	$6,618

Supplemental Cash Flow Information

Total amortization of ROU assets was $249 and $529 for the three months and six months ended June 30, 2021, respectively, and $328 and $653 for the three months and six months ended June 30, 2020, respectively.

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

Letters of Credit

We have issued letters of credit as security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration.

Our outstanding letters of credit at June 30, 2021 and December 31, 2020 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	June 30, 2021	December 31, 2020
Mt. Laurel, NJ	3/29/2010	4/30/2022	4/30/2031	$50	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$140

Line of Credit

As discussed more fully in Note 10 to our consolidated financial statements in our 2020 Form 10-K, on April 10, 2020, we entered into a Loan and Security Agreement (the “Agreement”) with M&T Bank (“M&T”). Under the terms of the Agreement, M&T has provided us with a $7,500 revolving credit facility which is guaranteed by our subsidiaries. This facility was put in place at that time to provide us with additional liquidity in response to the business environment resulting from the COVID-19 pandemic. This facility, which had no outstanding balance, was set to mature on April 9, 2021. On April 10, 2021, we amended our Agreement with M&T, with the execution of the Second Amendment to the Agreement (the “Second Amendment”). Under the terms of the Second Amendment, the maximum amount available under the revolving credit facility was increased from $7,500 to $10,000, and an unused facility fee of fifteen basis points per annum was added. This facility was amended to provide us with additional liquidity to operate our business, if needed. This facility will mature on April 9, 2024.

(10)	STOCK-BASED COMPENSATION

As of June 30, 2021, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2020 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of June 30, 2021, total compensation expense to be recognized in future periods is $3,296. The weighted average period over which this expense is expected to be recognized is 2.9 years. The following table shows the allocation of the compensation expense we recorded during the three months and six months ended June 30, 2021 and 2020, respectively, related to stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$7	$-	$7	$-
Selling expense	6	3	9	6
Engineering and product development expense	16	11	26	21
General and administrative expense	425	194	681	368
	$454	$208	$723	$395

There was no stock-based compensation expense capitalized in the three months or six months ended June 30, 2021 or 2020.

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

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of June 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. As of June 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

On June 14, 2021, our new CFO received two restricted stock awards totaling 7,941 shares valued at $133 as of the date of grant, which was also his hire date. Of the total shares awarded, 1,988 shares vest over 4 years (25% at each anniversary) and 5,953 vest on August 24, 2023 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on June 14, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of June 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

The following table summarizes the activity related to unvested shares of restricted stock for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2021	237,155	$4.93
Granted	126,209	11.74
Vested	(45,744)	7.87
Forfeited	(18,125)	9.02
Unvested shares outstanding, June 30, 2021	299,495	7.10

The total fair value of the shares that vested during the six months ended June 30, 2021 and 2020 was $577 and $210, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rate	1.03%	0.46%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.50	.44
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2021 and 2020 was $5.70 and $1.48, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2021 (204,630 exercisable)	438,200	$6.25
Granted	282,404	11.77
Exercised	(145,575)	6.89
Forfeited	(80,550)	9.55
Options outstanding, June 30, 2021 (142,230 exercisable)	494,479	8.67

(11)	STOCK REPURCHASE PLAN

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3,000 of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases are to be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and can be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. From the adoption of the 2019 Repurchase Plan through the suspension of the plan, we repurchased a total of 243,075 shares at a cost of $1,216, which includes fees paid to our broker of $6. All of the repurchased shares were retired.

(12)	EMPLOYEE STOCK PURCHASE PLAN

The inTEST Corporation Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in April 2021 subject to approval by our stockholders, which occurred on June 23, 2021 at our Annual Meeting of Stockholders. The ESPP provides our eligible employees with an opportunity to purchase common stock through accumulated payroll deductions at a discounted purchase price. The ESPP will become effective on October 1, 2021.

The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.

(13)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months and six months ended June 30, 2021, we recorded $100 and $271 of expense for matching contributions, respectively. For the three months and six months ended June 30, 2020, we recorded $92 and $257 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three months and six months ended June 30, 2021, we recorded $44 and $87 of expense for matching contributions, respectively. For the three months and six months ended June 30, 2020, we recorded $15 and $32 of expense for matching contributions, respectively.

(14)	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues:
Thermal	$12,766	$9,476	$23,821	$18,810
EMS	9,054	3,799	17,555	5,695
	$21,820	$13,275	$41,376	$24,505
Earnings (loss) before income tax expense (benefit):
Thermal	$1,023	$(13)	$1,126	$(439)
EMS	2,869	261	5,489	(743)
Corporate	(836)	(65)	(981)	(28)
	$3,056	$183	$5,634	$(1,210)
Net earnings (loss):
Thermal	$875	$(3)	$963	$(353)
EMS	2,449	226	4,697	(598)
Corporate	(715)	(53)	(839)	(22)
	$2,609	$170	$4,821	$(973)

	June 30, 2021	December 31, 2020
Identifiable assets:
Thermal	$53,096	$50,782
EMS	15,647	9,667
Corporate	1,944	1,581
	$70,687	$62,030

The following tables provide information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues:
U.S.	$6,632	$4,954	$12,379	$10,673
Foreign	15,188	8,321	28,997	13,832
	$21,820	$13,275	$41,376	$24,505

	June 30, 2021	December 31, 2020
Net property and equipment:
U.S.	$2,162	$2,053
Foreign	300	297
	$2,462	$2,350

(15)	SUBSEQUENT EVENTS

As discussed further in Note 3 to our consolidated financial statements in our 2020 Form 10-K, during the fourth quarter of 2020 we consolidated all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. Prior to the consolidation, our interface products were manufactured in our facility in Fremont, California. As a result of the consolidation and our decision to cease manufacturing in California, we incurred charges related to exiting our facility in Fremont, including an impairment charge of $522 related to the ROU asset for the lease of this facility. At the time of the consolidation of manufacturing operations, we intended to try to sublease the facility in Fremont, but we did not expect to sublet the facility for the full remaining term of the lease.

On July 19, 2021, we executed a sublease for our facility in Fremont. The sublease will commence in September 2021 and ends November 30, 2025, which is the termination date of our lease for this facility. We entered into this sublease approximately 14 months earlier than we had estimated in December 2020. As a result, we will record approximately $350 of incremental sublease income above the level that we had estimated at the time that we recorded the impairment charge in December 2020. This income will be recorded ratably over the term of the sublease and will be included in other income in our consolidated statements of operations.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	the impact of COVID-19 and its variant strains on our business, liquidity, financial condition and results of operations;
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

While approximately half of our orders and net revenues are generally derived from the Semi Market, and our operating results generally follow the overall trend in the Semi Market, in any given period we may experience anomalies that cause the trend in our net revenues to deviate from the overall trend in the Semi Market. We believe that these anomalies may be driven by a variety of factors within the Semi Market, including, for example, changing product requirements, longer periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the Semi Market is not consistent for each of our operating segments or for any given product within a particular operating segment. This lack of consistency in demand can be driven by a number of factors but, in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. Recently this has become more pronounced for our sales into the wafer processing sector within the broader semiconductor market due to the limited market penetration we have into this sector and the variability of orders we have experienced from the few customers we support. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

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

The integration of our EMS manufacturing operations has taken longer than originally anticipated primarily as a result of the significant increase in our business activity in the first half of 2021. During the second quarter of 2021, we delayed some final integration activities and instead allocated our resources to meet customer demand for shipments of our products. We currently expect to complete the integration of the EMS manufacturing operations in the third quarter of 2021 and expect to incur additional cash charges in the range of $50,000 to $100,000.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2021	2020	$	%	2021	$	%
Orders:
Thermal	$14,826	$10,446	$4,380	42%	$14,746	$80	1%
EMS	10,279	3,472	6,807	196%	10,484	(205)	(2)%
	$25,105	$13,918	$11,187	80%	$25,230	$(125)	-%

Semi Market	$16,532	$7,299	$9,233	126%	$17,174	$(642)	(4)%
Multimarket	8,573	6,619	1,954	30%	8,056	517	6%
	$25,105	$13,918	$11,187	80%	$25,230	$(125)	-%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Orders:
Thermal	$29,572	$20,945	$8,627	41%
EMS	20,763	6,749	14,014	208%
	$50,335	$27,694	$22,641	82%

Semi Market	$33,706	$13,991	$19,715	141%
Multimarket	16,629	13,703	2,926	21%
	$50,335	$27,694	$22,641	82%

Total consolidated orders for the three months ended June 30, 2021 were $25.1 million compared to $13.9 million for the same period in 2020 and $25.2 million for the three months ended March 31, 2021. Orders from customers in Multimarket for the three months ended June 30, 2021 were 34% of total consolidated orders compared to 48% of total consolidated orders for the same period in 2020 and 32% of total consolidated orders for the three months ended March 31, 2021.

We believe that the significant level of increase in orders from the Semi Market during the three months ended June 30, 2021 as compared to the same period in 2020 reflects both the impact of the interruption of the normal recovery in the Semi Market cycle that was caused by the onset of COVID-19 in the first half of 2020, as well as increased demand for semiconductors (also referred to as “integrated circuits” or “ICs”), generally, which has led to the current shortage in the global supply. We believe this increase in the demand for semiconductors is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the number of ICs used in the automotive industry and changes occurring in the telecommunications and mobility markets. To a lesser extent, we also experienced an increase in orders from Multimarket for the three months ended June 30, 2021 as compared to the same period in 2020 and to the three months ended March 31, 2021. This increase was primarily from the automotive and industrial markets.

At June 30, 2021, our backlog of unfilled orders for all products was approximately $20.4 million compared with approximately $8.7 million at June 30, 2020 and $17.1 million at March 31, 2021. Our backlog includes customer orders which we have accepted, substantially all of which we expect to deliver in 2021. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2021	2020	$	%	2021	$	%
Net revenues:
Thermal	$12,766	$9,476	$3,290	35%	$11,055	$1,711	15%
EMS	9,054	3,799	5,255	138%	8,501	553	7%
	$21,820	$13,275	$8,545	64%	$19,556	$2,264	12%

Semi Market	$15,677	$6,858	$8,819	129%	$13,320	$2,357	18%
Multimarket	6,143	6,417	(274)	(4)%	6,236	(93)	(1)%
	$21,820	$13,275	$8,545	64%	$19,556	$2,264	12%

	Six Months Ended June 30,		Change
	2021	2020	$	%
Net revenues:
Thermal	$23,821	$18,810	$5,011	27%
EMS	17,555	5,695	11,860	208%
	$41,376	$24,505	$16,871	69%

Semi Market	$28,997	$11,869	$17,128	144%
Multimarket	12,379	12,636	(257)	(2)%
	$41,376	$24,505	$16,871	69%

Total consolidated net revenues for the three months ended June 30, 2021 were $21.8 million compared to $13.3 million for the same period in 2020 and $19.6 million for the three months ended March 31, 2021. We believe the increase in our consolidated net revenues as compared to the same period in 2020 reflects the aforementioned increase in demand from the Semi Market.

Net revenues from customers in Multimarket for the three months ended June 30, 2021 were 28% of total consolidated net revenues compared to 48% of total consolidated net revenues for the same period in 2020 and 32% of total consolidated orders for the three months ended March 31, 2021. Decreased revenue from the defense/aerospace and telecommunications markets were partially offset by increases in revenue from the automotive and industrial markets.

COVID-19 Pandemic

During the second quarter of 2021, as more Americans became vaccinated and the spread of COVID-19 appeared to be lessening, governmental mandates and restrictions in the regions in the U.S. where we operate our business were reduced or eliminated. As a result, we began the process of reopening our offices in these regions. As of the date of this Report, due to the increasing spread of COVID-19 variants in the U.S., several regulatory authorities have either reinstated certain COVID-19 mandates or restrictions or have indicated they are considering taking such actions. We are following the guidance of the CDC. Accordingly, as of the date of this Report, our U.S. offices remain open, but we are requiring all employees to wear masks and maintain appropriate social distancing. As of the date of this Report, our offices in Europe have also reopened to varying degrees, while our employees in Asia remain under more significant restrictions. Our employees outside of the U.S. continue to follow the guidance of their local regulatory authorities, which in most cases includes wearing masks, observing social distancing, limiting travel and quarantining after travel, as required.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first half of 2021, the spread of the virus or variants of the virus could continue to worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year. As a result of our current level of working capital as well as the availability under our revolving credit facility, which is discussed in Note 9, we currently expect to have sufficient liquidity to operate our business throughout 2021.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Revenues. Net revenues were $21.8 million for the three months ended June 30, 2021 compared to $13.3 million for the same period in 2020, an increase of $8.5 million, or 64%. We believe the increase in our net revenues during the second quarter of 2021 primarily reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 50% of net revenues for the three months ended June 30, 2021 as compared to 46% of net revenues for the same period in 2020. The increase in our gross margin primarily reflects that our fixed operating costs were more fully absorbed by the higher net revenue levels in 2021. Although our fixed operating costs were relatively unchanged in absolute dollar terms, as a percentage of net revenues these costs decreased from 18% of net revenues for the three months ended June 30, 2020 to 11% of net revenues for the same period in 2021. During the three months ended June 30, 2021 as compared to the same period in 2020, decreases in facility-related costs and premiums for medical insurance in both our segments were offset by increased salaries and benefits expense due to additional headcount in our Thermal segment. To a lesser extent, there were also increases in our corporate insurance premiums, which are based on the volume of business, and supplies used in our manufacturing plants. The decrease in our fixed operating costs as a percentage of net revenues during the three months ended June 30, 2021 as compared to the same period in 2020 was partially offset by an increase in our component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was $2.6 million for the three months ended June 30, 2021 compared to $1.8 million for the same period in 2020 an increase of $844,000, or 48%. Commissions increased $562,000 and standard warranty accruals increased $65,000, both of which primarily reflect the higher net revenue levels. We also had an increase in salaries and benefits expense due to additional headcount and higher levels of travel and trade show expense as COVID-19 restrictions were reduced or eliminated. We expect this increase in travel costs to continue throughout the balance of 2021 as we return to a more normal business model with regard to customer support and on-site visits.

Engineering and Product Development Expense. Engineering and product development expense was $1.4 million for the three months ended June 30, 2021 compared to $1.2 million for the same period in 2020, an increase of $139,000, or 11%. The increase primarily reflects higher salaries and benefits expense as a result of headcount additions in our Thermal segment, and, to a lesser extent, an increase in spending on third-party consultants used in product development in both of our segments.

General and Administrative Expense. General and administrative expense was $3.8 million for the three months ended June 30, 2021 compared to $2.9 million for the same period in 2020, an increase of $919,000, or 32%. During the three months ended June 30, 2021, we recorded $227,000 of legal fees and stock-based compensation costs related to the retirement of our former CFO and the appointment of our new CFO, which is discussed further in Note 3 to our consolidated financial statements in this Report. In connection with our new corporate strategy, we have implemented certain corporate growth initiatives in both of our segments. Costs associated with these initiatives were $145,000 during the three months ended June 30, 2021. There were no similar costs in the three months ended June 30, 2020. In addition to these increases, during the three months ended June 30, 2021, as compared to the same period in 2020, we recorded higher levels of stock-based compensation expense, reflecting an increase in the price of our common stock, and an increase in profit-based bonuses, reflecting our increased earnings in the three months ended June 30, 2021 as compared to the same period in 2020.

Restructuring and Other Charges. For the three months ended June 30, 2021, we recorded $197,000 in restructuring and other charges related to the retirement of our former CFO and the consolidation of our EMS manufacturing operations. During the same period in 2020, we recorded $38,000 in restructuring and other charges related to headcount reductions in our Thermal segment.

Income Tax Expense (Benefit). For the three months ended June 30, 2021, we recorded income tax expense of $447,000 compared to income tax expense of $13,000 for the same period in 2020. Our effective tax rate was 15% for the three months ended June 30, 2021 compared to 7% for the same period in 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the three months ended June 30, 2020 reflects adjustments that were made to bring the effective tax rate for the six-month period ended June 30, 2020 to the expected annualized effective tax rate as of that date.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Revenues. Net revenues were $41.4 million for the six months ended June 30, 2021 compared to $24.5 million for the same period in 2020, an increase of $16.9 million, or 69%. We believe the increase in our net revenues during the first six months of 2021 primarily reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 50% of net revenues for the six months ended June 30, 2021 as compared to 45% of net revenues for the same period in 2020. The increase in our gross margin primarily reflects that our fixed operating costs were more fully absorbed by the higher net revenue levels in 2021. Although our fixed operating costs were relatively unchanged in absolute dollar terms, as a percentage of net revenues these costs decreased from 20% of net revenues for the six months ended June 30, 2020 to 12% of net revenues for the same period in 2021. During the six months ended June 30, 2021 as compared to the same period in 2020, decreases in facility related costs, primarily in our EMS segment, and a reduction in premiums for medical insurance in both our segments were offset by increased salaries and benefits expense due to additional headcount in our Thermal segment. The decrease in our fixed operating costs as a percentage of net revenues during the six months ended June 30, 2021 as compared to the same period in 2020 was partially offset by an increase in our component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was $5.0 million for the six months ended June 30, 2021 compared to $3.8 million for the same period in 2020 an increase of $1.2 million, or 31%. Commissions increased $940,000 and standard warranty accruals increased $121,000, both of which primarily reflect the higher net revenue levels. We also had an increase in salaries and benefits expense due to additional headcount in our EMS segment and higher levels of travel and trade show expense in both of our segments as COVID-19 restrictions were reduced or eliminated. We expect this increase in travel costs to continue throughout the balance of 2021 as we return to a more normal business model with regard to customer support and on-site visits.

Engineering and Product Development Expense. Engineering and product development expense was $2.7 million for the six months ended June 30, 2021 compared to $2.5 million for the same period in 2020 an increase of $169,000, or 7%. The increase primarily reflects higher salaries and benefits expense as a result of headcount additions in our Thermal segment.

General and Administrative Expense. General and administrative expense was $6.9 million for the six months ended June 30, 2021 compared to $5.7 million for the same period in 2020, an increase of $1.2 million, or 21%. As previously discussed, during the six months ended June 30, 2021, we recorded $227,000 of legal fees and stock-based compensation costs related to the retirement of our former CFO and the appointment of our new CFO. In addition, in connection with our new corporate strategy, we have implemented certain corporate growth initiatives in both of our segments. Costs associated with these initiatives were $244,000 during the six months ended June 30, 2021. There were no similar costs in the six months ended June 30, 2020. In addition to these increases, during the six months ended June 30, 2021 as compared to the same period in 2020, we recorded higher levels of stock-based compensation expense, reflecting an increase in the price of our common stock, and an increase in profit-based bonuses, reflecting our increased earnings in the first half of 2021.

Restructuring and Other Charges. For the six months ended June 30, 2021, we recorded $252,000 in restructuring and other charges related to retirement of our former CFO and the consolidation of our EMS manufacturing operations. During the same period in 2020, we recorded $46,000 in restructuring and other charges related to headcount reductions in our Corporate staff and our Thermal segment.

Income Tax Expense (Benefit). For the six months ended June 30, 2021, we recorded income tax expense of $813,000 compared to an income tax benefit of $237,000 for the same period in 2020. Our effective tax rate was 14% for the six months ended June 30, 2021 compared to 20% for the same period in 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the six months ended June 30, 2021 primarily reflects both an increase in the deduction for foreign-derived intangible income and an increase in the level of our tax deductions related to stock-based compensation. To a lesser extent, we also recorded increased levels of expected tax credits driven by both research and development activities and foreign operations.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$14,625	$10,277
Working capital	$24,970	$18,108

As of June 30, 2021, $3.3 million, or 22%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing availability under our revolving credit facility to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 9 to our consolidated financial statements in this Report.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees and purchase commitments for materials that we use in the products we sell. We estimate that our minimum short-term working capital requirements currently range between $5.0 million and $7.0 million. We also anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our website and other systems and investments related to our geographic and market expansion efforts. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements. However, should the impact of COVID-19 or variants of the virus on our operations, including the disruption to our business that would be caused by any unanticipated facility closures or significantly reduced demand from our customers, be more significant than we currently expect, we may need additional financial resources, including additional debt or equity financings in the long-term. There can be no assurance that any such debt or equity financings would be available on favorable terms or rates or at all.

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

Cash Flows

Operating Activities. For the six months ended June 30, 2021, we recorded net earnings of $4.8 million. Net cash provided by operations during this period was $3.9 million. During the six months ended June 30, 2021, we had non-cash charges of $1.5 million for depreciation and amortization which included $529,000 of amortization related to our ROU assets. Our operating lease liabilities declined $641,000 during this same period. During the six months ended June 30, 2021, we also recorded $723,000 for amortization of deferred compensation expense related to stock-based awards. Accounts receivable increased $4.4 million during the six months ended June 30, 2021, reflecting the significant increase in net revenues in the first half of 2021, while inventories, accounts payable and accrued sales commissions increased $1.3 million, $1.1 million and $399,000, respectively, also reflecting the increase in business levels. Accrued wages and benefits increased $663,000 during the first six months of 2021 reflecting higher levels of profit-based bonuses accruals as a result of our level of profit in the first six months of 2021. Customer deposits increased $499,000 during the six months ended June 30, 2021, primarily in our Thermal segment.

Investing Activities. During the six months ended June 30, 2021, purchases of property and equipment were $463,000, primarily reflecting leasehold improvements to our facility in Mt. Laurel, New Jersey which were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2021; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the six months ended June 30, 2021, we received $1.0 million as a result of the exercise of options to acquire 145,575 shares of our stock. These options were issued to certain current and former employees under our stock-based compensation plans which are discussed in Note 10 to our consolidated financial statements in this Report.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2021, there have been no significant changes to the accounting estimates that we have deemed critical other than the change in accounting estimate that is discussed in Note 15 to our consolidated financial statements in this Report. Our critical accounting estimates are more fully described in our 2020 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2020 Form 10-K filed with the Securities and Exchange Commission on March 23, 2021. There have been no material changes from the risk factors set forth in our 2020 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	inTEST Corporation Employee Stock Purchase Plan. (*)
10.2	Amendment 2021-1 to the inTEST Corporation Third Amended and Restated 2014 Stock Plan. (*)
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC (1)
10.4

Second Amendment to Loan and Security Agreement, dated April 10, 2021, by inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (2)

10.5	Amended and Restated Revolver Note, dated April 10, 2021. (2)
10.6	Separation and Consulting Agreement between the Company and Hugh T. Regan, Jr. dated June 11, 2021. (3)(*)
10.7	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021. (3)(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2021, File No. 001-36117, filed April 13, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 2021, File No. 001-36117, filed April 14, 2021, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2021, File No. 001-36117, filed June 14, 2021, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 12, 2021	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr.
President and Chief Executive Officer

Date:	August 12, 2021	/s/ Duncan Gilmour
Duncan Gilmour
Chief Financial Officer, Treasurer and Secretary