Form 10-Q
period 2021-09-30
INTEST CORP
filed 2021-11-12
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on November 3, 2021:   10,873,392

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,743	$10,277
Trade accounts receivable, net of allowance for doubtful accounts of $211 and $212, respectively	12,232	8,435
Inventories	9,359	7,476
Prepaid expenses and other current assets	798	776
Total current assets	41,132	26,964
Property and equipment:
Machinery and equipment	5,414	5,356
Leasehold improvements	2,908	2,636
Gross property and equipment	8,322	7,992
Less: accumulated depreciation	(5,925)	(5,642)
Net property and equipment	2,397	2,350
Right-of-use assets, net	5,819	6,387
Goodwill	13,738	13,738
Intangible assets, net	11,503	12,421
Restricted certificates of deposit	100	140
Other assets	40	30
Total assets	$74,729	$62,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,849	$2,424
Accrued wages and benefits	2,881	1,944
Accrued professional fees	827	776
Customer deposits and deferred revenue	2,082	396
Accrued sales commissions	836	472
Current portion of operating lease liabilities	1,207	1,215
Domestic and foreign income taxes payable	1,121	825
Other current liabilities	741	804
Total current liabilities	13,544	8,856
Operating lease liabilities, net of current portion	5,332	6,050
Deferred tax liabilities	1,701	1,922
Other liabilities	436	450
Total liabilities	21,013	17,278

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,819,294 and 10,562,200 shares issued, respectively	108	106
Additional paid-in capital	28,962	26,851
Retained earnings	24,106	17,110
Accumulated other comprehensive earnings	744	889
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	53,716	44,752
Total liabilities and stockholders' equity	$74,729	$62,030

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$21,144	$14,443	$62,520	$38,948
Cost of revenues	10,749	7,993	31,642	21,564
Gross margin	10,395	6,450	30,878	17,384
Operating expenses:
Selling expense	2,841	1,747	7,849	5,560
Engineering and product development expense	1,334	1,316	4,012	3,825
General and administrative expense	3,620	2,799	10,550	8,525
Restructuring and other charges	51	161	303	207

Total operating expenses	7,846	6,023	22,714	18,117

Operating income (loss)	2,549	427	8,164	(733)
Other income (loss)	(17)	6	2	(44)
Earnings (loss) before income tax expense (benefit)	2,532	433	8,166	(777)
Income tax expense (benefit)	357	(25)	1,170	(262)

Net earnings (loss)	$2,175	$458	$6,996	$(515)

Net earnings (loss) per common share - basic	$0.21	$0.04	$0.67	$(0.05)

Weighted average common shares outstanding - basic	10,496,188	10,269,995	10,422,851	10,247,779

Net earnings (loss) per common share - diluted	$0.20	$0.04	$0.65	$(0.05)

Weighted average common shares and common share equivalents outstanding - diluted	10,792,290	10,287,562	10,694,351	10,247,779

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net earnings (loss)	$2,175	$458	$6,996	$(515)

Foreign currency translation adjustments	(68)	101	(145)	98

Comprehensive earnings (loss)	$2,107	$559	$6,851	$(417)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Nine Months Ended September 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	2,212	-	-	2,212
Other comprehensive loss	-	-	-	-	(101)	-	(101)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	81,468	1	(1)	-	-	-	-
Stock options exercised	99,740	1	716	-	-	-	717

Balance, March 31, 2021	10,743,408	108	27,835	19,322	788	(204)	47,849

Net earnings	-	-	-	2,609	-	-	2,609
Other comprehensive earnings	-	-	-	-	24	-	24
Amortization of deferred compensation related to stock-based awards	-	-	454	-	-	-	454
Issuance of unvested shares of restricted stock	44,741	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,125)	-	-	-	-	-	-
Stock options exercised	45,835	-	285	-	-	-	285

Balance, June 30, 2021	10,815,859	108	28,574	21,931	812	(204)	51,221

Net earnings	-	-	-	2,175	-	-	2,175
Other comprehensive loss	-	-	-	-	(68)	-	(68)
Amortization of deferred compensation related to stock-based awards	-	-	371	-	-	-	371
Stock options exercised	3,435	-	17	-	-	-	17

Balance, September 30, 2021	10,819,294	$108	$28,962	$24,106	$744	$(204)	$53,716

	Nine Months Ended September 30, 2020
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(1,143)	-	-	(1,143)
Other comprehensive loss	-	-	-	-	(38)	-	(38)
Amortization of deferred compensation related to stock-based awards	-	-	187	-	-	-	187
Issuance of unvested shares of restricted stock	58,160	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(8,315)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)

Balance, March 31, 2020	10,450,060	105	26,368	16,862	635	(204)	43,766

Net earnings	-	-	-	170	-	-	170
Other comprehensive earnings	-	-	-	-	35	-	35
Amortization of deferred compensation related to stock-based awards	-	-	208	-	-	-	208
Issuance of unvested shares of restricted stock	15,840	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(6,750)	-	-	-	-	-	-

Balance, June 30, 2020	10,459,150	105	26,576	17,032	670	(204)	44,179

Net earnings	-	-	-	458	-	-	458
Other comprehensive earnings	-	-	-	-	101	-	101
Amortization of deferred compensation related to stock-based awards	-	-	85	-	-	-	85
Issuance of unvested shares of restricted stock	155,110	2	(2)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(52,060)	(1)	1	-	-	-	-

Balance, September 30, 2020	10,562,200	$106	$26,660	$17,490	$771	$(204)	$44,823

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$6,996	$(515)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,166	2,378
Provision for excess and obsolete inventory	154	410
Foreign exchange loss	36	33
Amortization of deferred compensation related to stock-based awards	1,094	480
Loss on disposal of property and equipment	20	56
Deferred income tax benefit	(221)	(81)
Changes in assets and liabilities:
Trade accounts receivable	(3,874)	(237)
Inventories	(2,051)	(146)
Prepaid expenses and other current assets	(26)	95
Restricted certificates of deposit	40	-
Other assets	(10)	(5)
Accounts payable	1,425	215
Accrued wages and benefits	942	18
Accrued professional fees	52	47
Customer deposits and deferred revenue	1,697	936
Accrued sales commissions	366	(2)
Operating lease liabilities	(918)	(977)
Domestic and foreign income taxes payable	302	(240)
Other current liabilities	(60)	(60)
Other liabilities	(7)	(5)
Net cash provided by operating activities	8,123	2,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(577)	(520)
Net cash used in investing activities	(577)	(520)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	1,019	-
Repurchases of common stock	-	(74)
Proceeds from Paycheck Protection Program loans	-	2,829
Repayments of Paycheck Protection Program loans	-	(2,829)
Proceeds from revolving credit facility	-	2,800
Repayments of revolving credit facility	-	(2,800)
Net cash provided by (used in) financing activities	1,019	(74)

Effects of exchange rates on cash	(99)	55

Net cash provided by all activities	8,466	1,861
Cash and cash equivalents at beginning of period	10,277	7,612
Cash and cash equivalents at end of period	$18,743	$9,473

Cash payments for:
Domestic and foreign income taxes	$1,053	$58

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, semiconductor and telecommunications. We manage our business as two operating segments which are also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products. We manufacture our products in the U.S. Marketing and support activities are conducted worldwide from our facilities in the U.S., Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

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

COVID-19 Pandemic

As of the date of this Quarterly Report on Form 10-Q (this “Report”), our U.S. offices remain open. We are following the guidance of the Centers for Disease Control and Prevention (“CDC”) and, accordingly, we are requiring all employees working in our offices to wear masks and maintain appropriate social distancing. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. As of the date of this Report, our offices in Europe have also reopened to varying degrees, while our employees in Asia remain under more significant restrictions. Our employees outside of the U.S. continue to follow the guidance of their local regulatory authorities, which in most cases includes wearing masks, observing social distancing, limiting travel and quarantining after travel, as required.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first nine months of 2021, the spread of the virus or variants of the virus could continue to worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) filed on March 23, 2021 with the Securities and Exchange Commission (the “SEC”).

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2021 other than those described in Note 15.

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

Contingent Liability for Repayment of State and Local Grant Proceeds

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we have made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of September 30, 2021, $370 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $77 at September 30, 2021.

As of December 31, 2020, we were not in compliance with the employment targets as specified in the grant agreement with the city of Rochester. We applied for and received a waiver of this requirement for the year ended December 31, 2020. The waiver provided us until December 31, 2021 to come into compliance with the targets as outlined in the waiver. As of September 30, 2021, we were in compliance with those targets.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	10,496,188	10,269,995	10,422,851	10,247,779
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	296,102	17,567	271,500	-
Weighted average common shares and common share equivalents outstanding - diluted	10,792,290	10,287,562	10,694,351	10,247,779
Average number of potentially dilutive securities excluded from calculation	237,545	631,392	283,894	722,538

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

At the time of the consolidation of manufacturing operations, we intended to try to sublease the facility in Fremont, but we did not expect to sublet the facility for the full remaining term of the lease. On July 19, 2021, we executed a sublease for our facility in Fremont. The sublease commenced in August 2021 and ends November 30, 2025, which is the termination date of our lease for this facility. We entered into this sublease approximately 14 months earlier than we had estimated in December 2020. As a result, we will record approximately $350 of incremental sublease income above the level that we had estimated at the time that we recorded the impairment charge in December 2020. This income will be recorded ratably over the term of the sublease and will be included in other income in our consolidated statements of operations.

During the nine months ended September 30, 2021, we incurred $183 of additional charges associated with finalizing the integration of the manufacturing operations. All of these charges were cash charges and are included in restructuring and other charges in our consolidated statement of operations. The integration of our EMS manufacturing operations took longer than originally anticipated, primarily as a result of the significant increase in our business activity in the first nine months of 2021 as we delayed some final integration activities and instead allocated our resources to meet customer demand for shipments of our products during this time. We completed the integration of the EMS manufacturing operations in the third quarter of 2021.

Executive Management Changes

On June 10, 2021, our Board of Directors (the “Board”) accepted the retirement of Hugh T. Regan, Jr. from the positions of Chief Financial Officer, Treasurer, and Secretary (the “Retirement”). In connection with the Retirement, we entered into a Separation and Consulting Agreement (the “Separation and Consulting Agreement”) with Mr. Regan effective June 11, 2021 pursuant to which Mr. Regan agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option. We did not extend the consulting services beyond the original three months. The Separation and Consulting Agreement also provides that Mr. Regan was entitled to a severance benefit of $120. In connection with the Retirement, we also agreed that certain options issued to Mr. Regan in March 2020 to purchase shares of our common stock that remained unvested on the date of the Retirement would continue to vest after the Retirement and expire one year from their respective vesting dates.

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

Total costs incurred during the nine months ended September 30, 2021 related to these executive management changes were $370, which consisted of $159 for consulting and legal fees related to the transition, $120 for severance paid to our former Chief Financial Officer (“CFO”) and $91 of stock-based compensation expense, primarily as a result of the modification of the March 2020 option awards issued to our former CFO, as discussed above. The $120 of severance is included in restructuring and other charges in our consolidated statement of operations. The balance of the costs is included in general and administrative expense in our consolidated statement of operations.

2020 Restructuring Actions

During the nine months ended September 30, 2020, we recorded cash charges totaling $207 for severance and other one-time termination benefits and other costs associated with restructuring activities. This amount consisted of $133 related to the resignation of our former Chief Executive Officer, $46 related to headcount reductions in our corporate office and at Ambrell, $14 related to the EMS facility consolidation and $14 of other associated costs.

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the nine months ended September 30, 2021 is as follows:

	EMS Facility Consolidation	Executive Management Changes	Total
Balance – January 1, 2021	$233	$107	$340
Accruals for severance	-	120	120
Accruals for other costs associated with facility consolidation	183	-	183
Cash payments	(416)	(140)	(556)
Balance – September 30, 2021	$-	$87	$87

(4)	GOODWILL AND INTANGIBLE ASSETS

We have two operating segments which are also our reporting units: Thermal and EMS. Goodwill and intangible assets on our balance sheets are the result of our acquisitions of Sigma Systems Corp. ("Sigma") in October 2008, Thermonics, Inc. ("Thermonics") in January 2012 and Ambrell in May 2017. All our goodwill and intangible assets are allocated to our Thermal segment.

Goodwill

Goodwill totaled $13,738 at both September 30, 2021 and December 31, 2020 and was comprised of the following:

Sigma	$1,656
Thermonics	50
Ambrell	12,032
Total	$13,738

Intangible Assets

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2021 are as follows:

Balance - January 1, 2021	$5,711
Amortization	(918)
Balance September 30, 2021	$4,793

The following tables provide further detail about our intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$5,767	$4,713
Technology	600	528	72
Patents	590	582	8
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	7,287	4,793
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$7,287	$11,503

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,912	$5,568
Technology	600	477	123
Patents	590	570	20
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,369	5,711
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,369	$12,421

We generally amortize our finite-lived intangible assets over their estimated useful lives on a straight-line basis, unless an alternate amortization method can be reliably determined. Any such alternate amortization method would be based on the pattern in which the economic benefits of the intangible asset are expected to be consumed. None of our intangible assets have any residual value.

Total amortization expense for our finite-lived intangible assets was $309 and $918 for the three months and nine months ended September 30, 2021, respectively, and $307 and $927 for the three months and nine months ended September 30, 2020, respectively. The following table sets forth the estimated annual amortization expense for each of the next five years:

2021 (remainder)	$309
2022	$1,167
2023	$1,067
2024	$980
2025	$905

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 14 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues by customer type:
End user	$17,366	$12,651	$54,291	$34,518
OEM/Integrator	3,778	1,792	8,229	4,430
	$21,144	$14,443	$62,520	$38,948

Net revenues by product type:
Thermal test	$5,284	$3,632	$14,126	$11,482
Thermal process	6,412	5,574	18,785	13,885
Semiconductor test	7,951	3,604	25,224	9,093
Service/other	1,497	1,633	4,385	4,488
	$21,144	$14,443	$62,520	$38,948

Net revenues by market:
Semi Market	$13,656	$7,387	$42,653	$19,256
Multimarket:
Industrial	5,463	4,220	13,535	12,346
Defense/aerospace	778	2,015	3,175	4,919
Telecommunications	315	419	870	1,427
Other Multimarkets	932	402	2,287	1,000
	$21,144	$14,443	$62,520	$38,948

There was not a significant change in the amount of the allowance for doubtful accounts for the nine months ended September 30, 2021.

(6)	MAJOR CUSTOMERS

During the nine months ended September 30, 2021, Texas Instruments Incorporated accounted for 14% of our consolidated net revenues. While both of our segments sold to this customer, these revenues were primarily generated by our EMS segment. No other customers accounted for 10% or more of our consolidated net revenues during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, no customer accounted for 10% or more of our consolidated net revenues.

(7)	INVENTORIES

Inventories held at September 30, 2021 and December 31, 2020 were comprised of the following:

	September 30, 2021	December 31, 2020
Raw materials	$6,768	$5,371
Work in process	1,148	1,085
Inventory consigned to others	44	45
Finished goods	1,399	975
Total inventories	$9,359	$7,476

Total charges incurred for excess and obsolete inventory for the three months and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Excess and obsolete inventory charges	$61	$105	$154	$410

(8)	LEASES

We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases which expire at various dates through 2031. Total operating lease and short-term lease costs for the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$247	$393	$865	$1,174
Short-term lease cost	$20	$13	$60	$35

The following is additional information about our leases as of September 30, 2021:

Range of remaining lease terms (in years)	0.5	to	9.6
Weighted average remaining lease term (in years)			6.0
Weighted average discount rate			4.2%

Maturities of lease liabilities as of September 30, 2021 were as follows:

2021 (remainder)	$358
2022	1,469
2023	1,482
2024	1,474
2025	722
Thereafter	1,845
Total lease payments	$7,350
Less imputed interest	(811)
Total	$6,539

Supplemental Cash Flow Information

Total amortization of ROU assets was $231 and $760 for the three months and nine months ended September 30, 2021, respectively, and $324 and $977 for the three months and nine months ended September 30, 2020, respectively.

Nine Months ended September 30, 2021

Non-cash increases in operating lease liabilities and ROU assets as a result of a lease modification for the nine months ended September 30, 2021 were as follows:

Execution of lease for facility in Fremont, California	$202

On August 16, 2021, we executed a lease for approximately 3,888 square feet of office space for the engineering and sales staff located in Fremont, California. This lease has a 38.5 month term. At the effective date of this lease, we recorded an increase in our ROU assets and operating lease liabilities of approximately $202.

Nine Months ended September 30, 2020

Non-cash increases in operating lease liabilities and ROU assets as a result of lease modifications for the nine months ended September 30, 2020 were as follows:

Modification to lease for facility in Fremont, California	$1,176
Modification to lease for facility in Mt. Laurel, New Jersey	$2,051

On January 23, 2020, we executed an amendment to the lease for our EMS facility in Fremont, California, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176. As discussed in Note 3 to our consolidated financial statements in our 2020 Form 10-K, as of December 31, 2020, we recorded an impairment charge of $522 related to the ROU asset associated with this lease. On July 19, 2021, we executed a sublease for this facility which commenced on August 1, 2021 and ends November 30, 2025, which is the termination date of our lease for this facility. We entered into this sublease approximately 14 months earlier than we had estimated in December 2020. As a result, we will record approximately $350 of incremental sublease income above the level that we had estimated at the time that we recorded the impairment charge in December 2020. This income will be recorded ratably over the term of the sublease and will be included in other income in our consolidated statements of operations.

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

Our outstanding letters of credit at September 30, 2021 and December 31, 2020 consisted of the following:

				Letters of Credit Amount Outstanding
	Original L/C Issue Date	L/C Expiration Date	Lease Expiration Date	September 30, 2021	December 31, 2020
Mt. Laurel, NJ	3/29/2010	4/30/2022	4/30/2031	$50	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$140

Line of Credit

As of September 30, 2021, we had a revolving credit facility with M&T Bank (“M&T”) which is discussed more fully in Note 10 to our consolidated financial statements included in our 2020 Form 10-K and Note 9 to our consolidated financial statements included in our Form 10-Q for the quarterly period ended June 30, 2021, filed on August 12, 2021 with the SEC. On October 15, 2021 we entered into an Amended and Restated Loan and Security Agreement (the “October 2021 Agreement”) with M&T which replaced this facility. The October 2021 Agreement is discussed further under “Credit Facility” in Note 15.

(10)	STOCK-BASED COMPENSATION

As of September 30, 2021, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 13 to the consolidated financial statements in our 2020 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of September 30, 2021, total compensation expense to be recognized in future periods is $2,928. The weighted average period over which this expense is expected to be recognized is 2.6 years. The following table shows the allocation of the compensation expense we recorded during the three months and nine months ended September 30, 2021 and 2020, respectively, related to stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$10	$-	$17	$-
Selling expense	8	3	17	9
Engineering and product development expense	17	10	43	31
General and administrative expense	336	72	1,017	440
	$371	$85	$1,094	$480

There was no stock-based compensation expense capitalized in the three months or nine months ended September 30, 2021 or 2020.

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

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of September 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. As of September 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the three-year vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

On June 14, 2021, our new CFO received two restricted stock awards totaling 7,941 shares valued at $133 as of the date of grant, which was also his hire date. Of the total shares awarded, 1,988 shares vest over 4 years (25% at each anniversary) and 5,953 shares vest on August 24, 2023 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on June 14, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including net revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of September 30, 2021, we have estimated that these shares will vest at 100% of the original amount awarded and are recording expense based on this estimate on a straight-line basis over the vesting period. Our estimate of the final expected vesting percentage is reassessed and adjusted, as needed, at the end of each reporting period.

The following table summarizes the activity related to unvested shares of restricted stock for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2021	237,155	$4.93
Granted	126,209	11.74
Vested	(78,206)	7.24
Forfeited	(18,125)	9.02
Unvested shares outstanding, September 30, 2021	267,033	7.19

The total fair value of the shares that vested during the nine months ended September 30, 2021 and 2020 was $981 and $296, respectively, as of the vesting dates of these shares.

Stock Options

We record compensation expense for stock options based on the fair value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rate	1.03%	0.46%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.50	.44
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2021 and 2020 was $5.70 and $1.48, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Options outstanding, January 1, 2021 (204,630 exercisable)	438,200	$6.25
Granted	282,404	11.77
Exercised	(149,010)	6.84
Forfeited	(80,550)	9.55
Options outstanding, September 30, 2021 (141,370 exercisable)	491,044	8.70

(11)	STOCK REPURCHASE PLAN

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

The inTEST Corporation Employee Stock Purchase Plan (the “ESPP”) was adopted by the Board in April 2021 subject to approval by our stockholders, which occurred on June 23, 2021 at our Annual Meeting of Stockholders. The ESPP provides our eligible employees with an opportunity to purchase common stock through accumulated payroll deductions at a discounted purchase price. The ESPP became effective on October 1, 2021.

The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.

(13)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC (“inTEST EMS”), Temptronic Corporation (“Temptronic”) and inTEST Silicon Valley Corporation (“inTEST SV”) who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months and nine months ended September 30, 2021, we recorded $51 and $322 of expense for matching contributions, respectively. For the three months and nine months ended September 30, 2020, we recorded $56 and $313 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three months and nine months ended September 30, 2021, we recorded $44 and $131 of expense for matching contributions, respectively. For the three months and nine months ended September 30, 2020, we recorded $17 and $49 of expense for matching contributions, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues:
Thermal	$13,042	$10,724	$36,863	$29,534
EMS	8,102	3,719	25,657	9,414
	$21,144	$14,443	$62,520	$38,948
Earnings (loss) before income tax expense (benefit):
Thermal	$865	$478	$1,991	$39
EMS	2,278	169	7,767	(574)
Corporate	(611)	(214)	(1,592)	(242)
	$2,532	$433	$8,166	$(777)
Net earnings (loss):
Thermal	$743	$379	$1,706	$26
EMS	1,957	218	6,654	(380)
Corporate	(525)	(139)	(1,364)	(161)
	$2,175	$458	$6,996	$(515)

	September 30, 2021	December 31, 2020
Identifiable assets:
Thermal	$51,368	$50,782
EMS	16,309	9,667
Corporate	7,052	1,581
	$74,729	$62,030

The following tables provide information about our geographic areas of operation. Net revenues from unaffiliated customers are based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues:
U.S.	$6,271	$5,562	$18,650	$16,235
Foreign	14,873	8,881	43,870	22,713
	$21,144	$14,443	$62,520	$38,948

	September 30, 2021	December 31, 2020
Net property and equipment:
U.S.	$2,200	$2,053
Foreign	197	297
	$2,397	$2,350

(15)	SUBSEQUENT EVENTS

Acquisition of Z-Sciences

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences Corp. (“Z-Sciences”) pursuant to the Asset Purchase Agreement dated as of that same date. Z-Sciences is a developer of ultra-cold storage solutions for the life sciences cold chain market. The acquisition of the Z-Sciences business will broaden the product line of our Thermal segment. The purchase price for the assets, net of assumed liabilities, was approximately $500 in cash. We placed $200 of the purchase price in escrow to provide security for certain indemnification obligations set forth in the acquisition agreement. In connection with this acquisition, we also entered into a separate management services agreement with Z-Sciences and certain of its employees to provide management, transitional, and administrative services to us. We also expect that the founder of Z-Sciences, Jean Fallacara, will become an employee of inTEST in 2022. In connection with his prospective employment, Mr. Fallacara would receive a multi-year restricted stock award with vesting provisions which would be contingent upon achieving future performance milestones related to sales growth and profitability of products related to the Z-Sciences business.

The Z-Sciences acquisition will be accounted for as a purchase business combination and, accordingly, the results will be included in our consolidated results of operations from the date of acquisition. We have not completed our purchase accounting for this transaction and are still in the process of valuing the assets acquired. We expect to complete this process by December 31, 2021. The results of Z-Sciences will be included in our Thermal segment.

Acquisition of Videology

On October 28, 2021, we acquired substantially all of the assets of Videology Imaging Solutions, Inc. and Videology Imaging Solutions Europe B.V. (collectively, “Videology”), pursuant to two separate asset purchase agreements, both of which were dated as of that same date. Videology is a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The acquisition of Videology will broaden the product line of our Thermal segment. The purchase price for the assets, net of assumed liabilities, was approximately $12,000 in cash. We placed $1,200 of the purchase price in escrow to provide security for certain indemnification obligations set forth in the asset purchase agreements.

The Videology acquisition will be accounted for as a purchase business combination and, accordingly, the results will be included in our consolidated results of operations from the date of acquisition. We have not completed our purchase accounting for this transaction and are still in the process of valuing the assets acquired. We expect to complete this process by December 31, 2021. The results of Videology will be included in our Thermal segment.

Credit Facility

As discussed in Note 9, on October 15, 2021 (the “Closing Date”), we entered into the October 2021 Agreement with M&T Bank. The October 2021 Agreement includes a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility (the “Revolver Note”) and replaces the Loan and Security Agreement, dated April 10, 2020, as amended by the First Amendment to Loan and Security Agreement, dated December 16, 2020, and the Second Amendment to Loan and Security Agreement, dated April 10, 2021. Our domestic subsidiaries, Ambrell, inTEST EMS, inTEST SV and Temptronic, are guarantors under the October 2021 Agreement (collectively, the “Guarantors”). The October 2021 Agreement has a five year contract period that began on the Closing Date and expires on October 15, 2026 (the “Contract Period”), and draws under the delayed draw term note will be permissible for two years.

The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Currently, this equates to a rate of approximately 2.2%. Each draw under the delayed draw term note will have an option for us of either (i) up to a five year amortizing term loan with a balloon due at maturity, or (ii) up to a five year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The October 2021 Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates.

The October 2021 Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the October 2021 Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter.

On October 28, 2021, we drew $12,000 under the Term Note to finance the acquisition of Videology discussed above. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage. On October 28, 2021, the October 2021 Agreement was amended to include our subsidiary, Videology Imaging Corporation, as a subsidiary guarantor thereunder.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●

the possibility of future acquisitions and our ability to realize the potential benefits of acquisitions or dispositions and the successful integration of any acquired operations, for example with respect to our acquisitions of Videology and Z-Sciences;

●

the success of our strategy to diversify our business by entering markets outside the Semi Market, including the automotive, defense/aerospace, industrial, life sciences, telecommunications and other markets and changes in demand in these markets;

●	the impact of COVID-19 and its variant strains on our business, liquidity, financial condition and results of operations;

●	indications of a change in the market cycles in the Semi Market or other markets we serve;
●	developments and trends in the Semi Market, including changes in the demand for semiconductors;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	the availability of materials used to manufacture our products;
●	the impact of interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	our ability to borrow funds or raise capital to finance major potential acquisitions;
●	competitive pricing pressures;
●	the development of new products and technologies by us or our competitors;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally;
●	other projections of net revenues, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items; and
●	other risk factors included in Part I, Item 1A - "Risk Factors" in our 2020 Form 10-K.

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

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, semiconductor and telecommunications. We manage our business as two operating segments: Thermal and EMS. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products while our EMS segment designs, manufactures and sells our semiconductor test products.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (“OEM sales”), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the broader semiconductor market. Our Thermal segment sells its products to many of these same types of customers; however, it also sells to customers in the wafer processing sector within the broader semiconductor market and to customers in a variety of other markets outside the semiconductor market, including the automotive, defense/aerospace, industrial (including consumer products packaging, fiber optics and other sectors within the broader industrial market), life sciences and telecommunications markets.

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

As previously mentioned, as part of our ongoing strategy to grow our business, we continue to diversify our served markets to address the thermal test and thermal process requirements of several markets outside the Semi Market. These include the automotive, defense/aerospace, industrial, life sciences, telecommunications and other markets, which we refer to as Multimarket. We believe that these markets are usually less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and therefore do not anticipate developing meaningful market shares in most of these markets.

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

Acquisitions

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences, as discussed further in Note 15 to our consolidated financial statements in this Report. Z-Sciences is a developer of ultra-cold storage solutions for the life sciences cold chain market. The acquisition of the Z-Sciences business will broaden the product line of our Thermal segment. The purchase price for the assets, net of liabilities assumed, was approximately $500,000 in cash. The Z-Sciences acquisition will be accounted for as a purchase business combination and, accordingly, the results will be included in our consolidated results of operations from the date of acquisition. We have not completed our purchase accounting for this transaction and are still in the process of valuing the assets acquired. We expect to complete this process by December 31, 2021.

On October 28, 2021, we acquired substantially all of the assets of Videology, as discussed further in Note 15 to our consolidated financial statements in this Report. Videology is a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The purchase price for the assets, net of liabilities assumed, was approximately $12 million in cash. The Videology acquisition will be accounted for as a purchase business combination and, accordingly, the results will be included in our consolidated results of operations from the date of acquisition. We have not completed our purchase accounting for this transaction and are still in the process of valuing the assets acquired. We expect to complete this process by December 31, 2021.

Both acquired businesses will be integrated into our Thermal segment.

Credit Facility

As discussed further in Notes 9 and 15 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the October 2021 Agreement with M&T Bank. The October 2021 Agreement includes a $25 million non-revolving delayed draw term note and a $10 million revolving credit facility and replaces our prior credit facility with M&T Bank. The October 2021 Agreement has a five-year contract period that expires on October 15, 2026, and draws under the delayed draw term note will be permissible for two years. The principal balance of the revolving credit facility and the principal balance of any amount drawn under the non-revolving delayed draw term note will accrue interest based on SOFR or a bank-defined base rate plus an applicable margin, depending on leverage. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets. On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology discussed above. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage. On October 28, 2021, the October 2021 Agreement was amended to include our subsidiary, Videology Imaging Corporation, as a subsidiary guarantor thereunder.

Restructuring and Other Charges

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office is being maintained in northern California. The integration of our EMS manufacturing operations took longer than originally anticipated primarily as a result of the significant increase in our business activity in the first nine months of 2021. We completed the integration during the third quarter of 2021. The costs related to these actions are included in restructuring and other charges on our consolidated statement of operations and are discussed in more detail in Note 3 to our consolidated financial statements in this Report and in our 2020 Form 10-K.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2021	2020	$	%	2021	$	%
Orders:
Thermal	$13,713	$11,004	$2,709	25%	$14,826	$(1,113)	(8)%
EMS	7,435	3,423	4,012	117%	10,279	(2,844)	(28)%
	$21,148	$14,427	$6,721	47%	$25,105	$(3,957)	(16)%

Semi Market	$13,365	$7,263	$6,102	84%	$16,532	$(3,167)	(19)%
Multimarket	7,783	7,164	619	9%	8,573	(790)	(9)%
	$21,148	$14,427	$6,721	47%	$25,105	$(3,957)	(16)%

	Nine Months Ended September 30,		Change
	2021	2020		%
Orders:
Thermal	$43,285	$31,949	$11,336	35%
EMS	28,198	10,172	18,026	177%
	$71,483	$42,121	$29,362	70%

Semi Market	$47,071	$21,254	$25,817	121%
Multimarket	24,412	20,867	3,545	17%
	$71,483	$42,121	$29,362	70%

Total consolidated orders for the three months ended September 30, 2021 were $21.1 million compared to $14.4 million for the same period in 2020 and $25.1 million for the three months ended June 30, 2021. Orders from customers in Multimarket for the three months ended September 30, 2021 were 37% of total consolidated orders compared to 50% of total consolidated orders for the same period in 2020 and 34% of total consolidated orders for the three months ended June 30, 2021.

We believe that the significant level of increase in orders from the Semi Market during the three months ended September 30, 2021 as compared to the same period in 2020 reflects the impact of increased demand for semiconductors (also referred to as “integrated circuits” or “ICs”), generally, which has led to the current shortage in the global supply. We believe this increase in the demand for semiconductors is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the number of ICs used in the automotive industry and changes occurring in the telecommunications and mobility markets. We also experienced an increase in orders from Multimarket for the three months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily from the automotive market, which includes the electric vehicle (“EV”) market. During the third quarter of 2021, we received a significant order from one of our EV customers which we expect to ship over the next several quarters. Our orders from customers in Multimarket declined as compared to the three months ended June 30, 2021. During the second quarter of 2021, we experienced higher demand from customers in both the defense/aerospace and automotive (both traditional and EV) markets as compared to the third quarter of 2021. It is important to note that we have seen an increasing tendency by certain of our customers, particularly those in Multimarket, to place large orders with us that will ship over several quarters. We expect this may, at times, result in period over period fluctuations in order levels that are not necessarily indicative of changing demand but rather reflect the timing of when these large orders were placed.

At September 30, 2021, our backlog of unfilled orders for all products was approximately $20.4 million compared with approximately $8.7 million at September 30, 2020 and $20.4 million at June 30, 2021. Our backlog includes customer orders which we have accepted, approximately 75% of which we expect to deliver in 2021. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Net Revenues

The following table sets forth, for the periods indicated, a breakdown of the net revenues by operating segment and market (in thousands).

	Three Months Ended September 30,		Change		Three Months Ended June 30,	Change
	2021	2020	$	%	2021	$	%
Net revenues:
Thermal	$13,041	$10,724	$2,317	22%	$12,766	$275	2%
EMS	8,103	3,719	4,384	118%	9,054	(951)	(11)%
	$21,144	$14,443	$6,701	46%	$21,820	$(676)	(3)%

Semi Market	$13,656	$7,387	$6,269	85%	$15,677	$(2,021)	(13)%
Multimarket	7,488	7,056	432	6%	6,143	1,345	22%
	$21,144	$14,443	$6,701	46%	$21,820	$(676)	(3)%

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Net revenues:
Thermal	$36,862	$29,534	$7,328	25%
EMS	25,658	9,414	16,244	173%
	$62,520	$38,948	$23,572	61%

Semi Market	$42,653	$19,256	$23,397	122%
Multimarket	19,867	19,692	175	1%
	$62,520	$38,948	$23,572	61%

Total consolidated net revenues for the three months ended September 30, 2021 were $21.1 million compared to $14.4 million for the same period in 2020 and $21.8 million for the three months ended June 30, 2021. We believe the increase in our consolidated net revenues as compared to the same period in 2020 reflects the aforementioned increase in demand from the Semi Market. We saw this demand decrease in the third quarter of 2021 which resulted in a 13% decline in our net revenues from the Semi Market for the third quarter of 2021 as compared to the second quarter of 2021. This decline was partially offset by an increase in shipments to Multimarket customers, primarily those in the industrial market which we believe reflects the ongoing, broad-based recovery within industrial sectors that we serve. We also attribute the increase to new product introductions and the reopening of trade shows, which have resulted in new customer opportunities and wins. We believe the EV market continues to gain traction with a variety of applications for induction heating technology.

Net revenues from customers in Multimarket for the three months ended September 30, 2021 were 35% of total consolidated net revenues compared to 49% of total consolidated net revenues for the same period in 2020 and 28% of total consolidated orders for the three months ended June 30, 2021.

COVID-19 Pandemic

As of the date of this Report, our U.S. offices remain open. We are following the guidance of the CDC and, accordingly, we are requiring all employees working in our offices to wear masks and maintain appropriate social distancing. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances where possible. As of the date of this Report, our offices in Europe have also reopened to varying degrees, while our employees in Asia remain under more significant restrictions. Our employees outside of the U.S. continue to follow the guidance of their local regulatory authorities, which in most cases includes wearing masks, observing social distancing, limiting travel and quarantining after travel, as required.

While the negative impact of COVID-19 on our business was reduced significantly in the second half of 2020 and the first nine months of 2021, the spread of the virus or variants of the virus could continue to worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Revenues. Net revenues were $21.1 million for the three months ended September 30, 2021 compared to $14.4 million for the same period in 2020, an increase of $6.7 million, or 46%. We believe the increase in our net revenues during the third quarter of 2021 primarily reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 49% of net revenues for the three months ended September 30, 2021 as compared to 45% of net revenues for the same period in 2020. The increase in our gross margin primarily reflects that our fixed operating costs were more fully absorbed by the higher net revenue levels in 2021. Although our fixed operating costs were relatively unchanged in absolute dollar terms, as a percentage of net revenues these costs decreased from 17% of net revenues for the three months ended September 30, 2020 to 12% of net revenues for the same period in 2021. During the three months ended September 30, 2021 as compared to the same period in 2020, decreases in facility-related costs in our EMS segment and reduced premiums for medical insurance in both our segments were offset by increased salaries and benefits expense due to additional headcount in our Thermal segment. The decrease in our fixed operating costs as a percentage of net revenues during the three months ended September 30, 2021 as compared to the same period in 2020 was partially offset by an increase in our component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was $2.8 million for the three months ended September 30, 2021 compared to $1.7 million for the same period in 2020 an increase of $1.1 million, or 63%. Commissions increased by $560,000 which primarily reflects the higher net revenue levels. We also had an increase in salaries and benefits expense due to additional headcount and higher levels of travel and trade show expense as COVID-19 restrictions were reduced or eliminated. We expect this increase in travel costs to continue throughout the balance of 2021 as we return to a more normal business model with regard to customer support and on-site visits.

Engineering and Product Development Expense. Engineering and product development expense was essentially unchanged at $1.3 million for both the three months ended September 30, 2021 and 2020. Increases in our EMS segment as a result of headcount additions and higher spending on third-party consultants used in product development were offset by reductions in our Thermal segment for legal fees related to our intellectual property and supplies used in product development.

General and Administrative Expense. General and administrative expense was $3.6 million for the three months ended September 30, 2021 compared to $2.8 million for the same period in 2020, an increase of $821,000, or 29%. During the three months ended September 30, 2021, we spent $336,000 on costs related to potential acquisitions which is a part of our corporate growth strategy, as previously discussed. There were no similar expenses in the three months ended September 30, 2020. In addition, we recorded higher levels of stock-based compensation expense, reflecting an increase in the price of our common stock, and an increase in profit-based bonuses, reflecting our increased earnings in the three months ended September 30, 2021 as compared to the same period in 2020. These increases were partially offset by a reduction in non-acquisition related legal fees during the three months ended September 30, 2021 as compared to the same period in 2020. The higher legal fees in the third quarter of 2020 were primarily related to the resignation of our former CEO and the hiring of our new CEO which occurred in August 2020.

Restructuring and Other Charges. For the three months ended September 30, 2021, we recorded $51,000 in restructuring and other charges related to the consolidation of our EMS manufacturing operations. During the same period in 2020, we recorded $161,000 in restructuring and other charges related primarily to severance and other one-time termination benefits for our former CEO.

Income Tax Expense (Benefit). For the three months ended September 30, 2021, we recorded income tax expense of $357,000 compared to an income tax benefit of $25,000 for the same period in 2020. Our effective tax rate was 14% for the three months ended September 30, 2021 compared to (6)% for the same period in 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the three months ended September 30, 2020 reflects adjustments that were made to bring the effective tax rate for the nine-month period ended September 30, 2020 to the expected annualized effective tax rate as of that date.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Revenues. Net revenues were $62.5 million for the nine months ended September 30, 2021 compared to $38.9 million for the same period in 2020, an increase of $23.6 million, or 61%. We believe the increase in our net revenues during the first nine months of 2021 primarily reflects the increase in demand from the Semi Market as discussed in the Overview.

Gross Margin. Our consolidated gross margin was 49% of net revenues for the nine months ended September 30, 2021 as compared to 45% of net revenues for the same period in 2020. The increase in our gross margin primarily reflects that our fixed operating costs were more fully absorbed by the higher net revenue levels in 2021. Although our fixed operating costs were relatively unchanged in absolute dollar terms, as a percentage of net revenues these costs decreased from 19% of net revenues for the nine months ended September 30, 2020 to 12% of net revenues for the same period in 2021. During the nine months ended September 30, 2021 as compared to the same period in 2020, decreases in facility related costs, primarily in our EMS segment, and a reduction in premiums for medical insurance in both our segments were offset by increased salaries and benefits expense due to additional headcount in our Thermal segment and, to a lesser extent, increases in supplies used in our manufacturing facilities. The decrease in our fixed operating costs as a percentage of net revenues during the nine months ended September 30, 2021 as compared to the same period in 2020 was partially offset by an increase in our component material costs, reflecting changes in product mix.

Selling Expense. Selling expense was $7.8 million for the nine months ended September 30, 2021 compared to $5.6 million for the same period in 2020 an increase of $2.3 million, or 41%. Commissions increased $1.5 million and standard warranty accruals increased $168,000, both of which primarily reflect the higher net revenue levels. We also had an increase in salaries and benefits expense due to additional headcount in our EMS segment and higher levels of travel and trade show expense in both of our segments as COVID-19 restrictions were reduced or eliminated. We expect this increase in travel costs to continue throughout the balance of 2021 as we return to a more normal business model with regard to customer support and on-site visits.

Engineering and Product Development Expense. Engineering and product development expense was $4.0 million for the nine months ended September 30, 2021 compared to $3.8 million for the same period in 2020 an increase of $187,000, or 5%. The increase primarily reflects higher salaries and benefits expense as a result of headcount additions in both our segments.

General and Administrative Expense. General and administrative expense was $10.6 million for the nine months ended September 30, 2021 compared to $8.5 million for the same period in 2020, an increase of $2.0 million, or 24%. During the nine months ended September 30, 2021, as compared to the same period in 2020, we recorded higher levels of stock-based compensation expense, reflecting an increase in the price of our common stock, and an increase in profit-based bonuses, reflecting our increased earnings in the first nine months of 2021. In addition, during the nine months ended September 30, 2021, we incurred $359,000 of costs related to potential acquisitions and $250,000 of legal and consulting fees and stock-based compensation costs related to the retirement of our former CFO and the appointment of our new CFO. There were no similar costs in the nine months ended September 30, 2020.

Restructuring and Other Charges. For the nine months ended September 30, 2021, we recorded $303,000 in restructuring and other charges related to retirement of our former CFO and the consolidation of our EMS manufacturing operations. During the same period in 2020, we recorded $207,000 in restructuring and other charges related to the resignation of our former CEO in August 2020 and headcount reductions in our Corporate staff and our Thermal segment.

Income Tax Expense (Benefit). For the nine months ended September 30, 2021, we recorded income tax expense of $1.2 million compared to an income tax benefit of $262,000 for the same period in 2020. Our effective tax rate was 14% for the nine months ended September 30, 2021 compared to 34% for the same period in 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the nine months ended September 30, 2021 primarily reflects both an increase in the deduction for foreign-derived intangible income and an increase in the level of our tax deductions related to stock-based compensation. To a lesser extent, we also recorded increased levels of expected tax credits driven by both research and development activities and foreign operations.

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

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$18,743	$10,277
Working capital	$27,588	$18,108

As of September 30, 2021, $2.5 million, or 13%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing availability under our revolving credit facility to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Notes 9 and 15 to our consolidated financial statements in this Report.

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

Our current growth strategy includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in the Overview, on October 28, 2021, we acquired substantially all of the assets of Videology. We utilized our new credit facility which is also discussed further in the Overview to finance the purchase price of $12 million. We currently anticipate that any additional long-term cash requirements related to our acquisition strategy would be funded through a combination of our cash and cash equivalents, our new credit facility or by issuing equity.

Cash Flows

Operating Activities. For the nine months ended September 30, 2021, we recorded net earnings of $7.0 million. Net cash provided by operations during this period was $8.1 million. During the nine months ended September 30, 2021, we had non-cash charges of $2.2 million for depreciation and amortization which included $760,000 of amortization related to our ROU assets. Our operating lease liabilities declined $918,000 during this same period. During the nine months ended September 30, 2021, we also recorded $1.1 million for amortization of deferred compensation expense related to stock-based awards. Accounts receivable increased $3.9 million during the nine months ended September 30, 2021, reflecting the significant increase in net revenues in the first nine months of 2021, while inventories, accounts payable and accrued sales commissions increased $2.1 million, $1.4 million and $366,000, respectively, also reflecting the increase in business levels. Accrued wages and benefits increased $942,000 during the first nine months of 2021 reflecting higher levels of profit-based bonuses accruals as a result of our level of profit in the first nine months of 2021. Customer deposits increased $1.7 million during the nine months ended June 30, 2021, primarily in our Thermal segment.

Investing Activities. During the nine months ended September 30, 2021, purchases of property and equipment were $577,000, primarily reflecting leasehold improvements to our facility in Mt. Laurel, New Jersey which were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2021; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the nine months ended September 30, 2021, we received $1.0 million as a result of the exercise of options to acquire 149,010 shares of our stock. These options were issued to certain current and former employees under our stock-based compensation plans which are discussed in Note 10 to our consolidated financial statements in this Report.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2021, there have been no significant changes to the accounting estimates that we have deemed critical other than the change in accounting estimate that is discussed in Note 15 to our consolidated financial statements in our Form 10-Q for the quarter ended June 30, 2021. Our critical accounting estimates are more fully described in our 2020 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2021 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1*	Asset Purchase Agreement among inTEST Corporation, Videology Imaging Corporation, Videology Imaging Solutions, Inc. and Carol Ethier dated October 28, 2021. (1)
2.2*	Asset Purchase Agreement among Ambrell B.V., Videology Imaging Solutions Europe B.V. and Carol Ethier dated October 28, 2021. (1)
10.1

Amended and Restated Loan and Security Agreement, dated October 15, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (2)

10.2	Delayed Draw Term Note dated October 15, 2021. (2)
10.3	Second Amended and Restated Revolver Note dated October 15, 2021. (2)
10.4

Joinder and Amendment to Amended and Restated Loan and Security Agreement, dated October 28, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation and M&T Bank. (1)

10.5

Amended and Restated Surety Agreement, dated October 28, 2021, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation and M&T Bank. (1)

10.6

Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated October 28, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation and M&T Bank. (1)

10.7	Amended and Restated Delayed Draw Term Note 1, dated October 28, 2021. (1)
10.8	Amended and Restated Delayed Draw Term Note 1A, dated October 28, 2021. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 28, 2021, File No. 001-36117, filed November 2, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
*	This filing omits exhibits and schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	November 12, 2021	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer

Date:	November 12, 2021	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary