Form 10-K
period 2021-12-31
INTEST CORP
filed 2022-03-23
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), was: $174,755,944.

The number of shares outstanding of the registrant's Common Stock, as of March 15, 2022, was 10,956,872.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Report”)), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “could,” “will,” “should,” “plans,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “outlook,” “strategy,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the life sciences, security, industrial and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor and automated test equipment (“ATE”) markets, collectively the “Semi Market”;
●	indications of a change in the market cycles in the Semi Market, or other markets we serve;
●	developments and trends in the Semi Market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of current global supply chain constraints or other interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	the impact of COVID-19 on our business, liquidity, financial condition and results of operations;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs; and
●	general economic conditions both domestically and globally.

We discuss many of these risks and uncertainties and others under Part I, Item 1A "Risk Factors," in this Report, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We are not obligated to update these forward-looking statements, even though our situation may change in the future.

PART I

Item 1.	BUSINESS

OVERVIEW AND STRATEGY

inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. In this report, "we," "us," "our," and the "Company" refer to inTEST Corporation and our consolidated subsidiaries.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing serving target markets which include automotive, defense/aerospace, industrial, life sciences, and security (collectively “Multimarket”) as well as both the front-end and back-end of the semiconductor manufacturing industry (“Semi Market”). For the period covered by this report, we managed our business as two operating segments, Thermal Products ("Thermal”) and Electromechanical Semiconductor Products ("EMS"). These businesses design and manufacture thermal test solutions, thermal process products and semiconductor test products.

In early 2021, we launched our 5-Point Strategy, our new corporate vision and our mission statement. Our vision is to be the supplier of choice for innovative test and process technology solutions. Our mission is to leverage our deep industry knowledge and expertise to develop and deliver high quality, innovative customer solutions and superior support for complex global challenges. We are committed to becoming recognized as a leader in our markets for design and manufacturing capabilities that help solve our customers’ most complex challenges in their manufacturing and quality processes. Our products provide highly engineered, high quality and cost-effective test and process solutions which are delivered with a customer focus that are intended to drive a high level of customer satisfaction. Our strategy is to consistently develop unique and differentiated solutions through innovative new product development and acquisitions.  We expect to expand our portfolio of products, services, and support to drive increased value to our customers to drive revenue and earnings growth. We believe by executing on our 5-Point Strategy, as described more fully below, that we can grow our annual revenue to between $200 million to $250 million by 2025, while maintaining our strong margin profile. We expect to do this through a combination of organic growth and acquisitions. Our 5-Point Strategy is as follows:

Global and Market Expansion. We believe we can provide significant and sustainable long-term growth by expanding our serviceable addressable market (“SAM”) and building a larger installed product base. To capture this opportunity, we intend to make investments to drive further penetration in our existing markets. These investments may include initiatives to increase revenue both by leveraging our customer relationships to provide a broader array of our current portfolio of products to our existing customer base as well as by expanding our customer base within these markets. In addition, we intend to increase our global footprint and coverage to better serve new and existing customers. Finally, our strategy in this area includes targeting expansion into new markets with our existing product portfolio. In 2021, we have increased our SAM for our legacy product portfolio by over $70 million. We have gained new customers in both the Semi Market and in our other target markets and we have expanded our sales and support network to regions of the world where we identified gaps in coverage, including Mexico, Korea and Italy. Through our acquisitions, we expanded our European footprint with additional locations in the Netherlands and Germany.

Innovation and Differentiation. We plan to continue leveraging our engineering know-how and expertise to deliver innovative solutions which we believe often outperform those of our competitors. In 2021, we increased our investment in engineering resources with the goal of developing new and unique solutions to help solve our customers’ most complex challenges in their manufacturing and quality processes. Designed to be broadly applicable through more standardized platforms, these solution platforms enable late-stage configuration to address each customers’ unique requirements. We believe creating more standardization to increase market availability will drive growth and reduce costs by enabling us to increase the breadth and depth of our customer base. In 2021, we completed initiatives that reduced the size and weight for our induction heating products, standardized our chiller offerings for the cannabis industry and progressed our automated manipulator and intelligent docking system offerings.

Service and Support. We have strong customer relationships and believe service and support activities are valuable in strengthening customer satisfaction, loyalty and retention. Through ensuring that we serve our customers’ needs, whether by expanding service coverage and decreasing response time or through expanding and enhancing service offerings, we believe we can drive revenue growth and strengthen our customer relationships. We expect to invest in resources to fill areas where we have identified gaps in service and support. We also plan to invest in technology to provide remote service capabilities to monitor the health of our products that are onsite at customer locations. As we expand our SAM and increase our market penetration, we also expect to identify opportunities to add more consumable products within our offerings. We believe that increasing the number of ways and the frequency with which we make customer contacts can drive growth in our business in the future. In 2021, we added field service technicians in the U.S., a service partner in China and expanded our coil fabrication capabilities in order to reduce our response time to customers when issues arise with their coils. We have new rental program and service agreement offerings as well as remote monitoring services. With our acquisitions, we added test programming and design services, equipment upgrade programs and a recurring service revenue stream for probes.

Strategic Acquisitions & Partnerships. In addition to driving organic growth, our strategy includes acquiring businesses, technologies or products that are complementary to our current product offerings. Our acquisition strategy is to add to our current solutions by expanding capabilities, such as radio frequency or temperature range, and to expand geographic presence. We also will consider new technologies that replicate the highly engineered, high quality and differentiated solutions of our current product portfolio for test and process solutions. Our focus is on expanding our electronic test capabilities, widening our thermal test capabilities in areas such as environmental test, and building out around processing technologies. In 2021, we made three acquisitions that added to our process and test solutions offerings.

Talent and Culture. We believe ensuring the right people are in the right roles and are empowered to deliver success is crucial to the achievement of our core strategies. In addition, we have and will continue to create a culture and environment of openness, one that is results-oriented and drives accountability across the organization. Finally, we intend to foster diversity, equity and inclusion and provide opportunities for career development so as to maximize employee engagement, all of which is necessary to achieving our corporate vision. In 2021, we implemented a new performance management system and talent reviews, completed an employee engagement survey and put an Employee Stock Purchase Plan in place. Approximately two-thirds of our new hires in 2021 were women or underrepresented minorities.

ACQUISITIONS

A key element to our strategy for growth is through acquisitions. During 2021, we completed three acquisitions that expanded our technology offerings, diversified our markets and customers and expanded our presence into Europe.

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences Corp. (“Z-Sciences”) (now North Sciences), a developer of ultra-cold storage solutions for the life sciences cold chain market. This small, tuck-in transaction enhances our technology, adds new talent, and provides a low-cost entry into this fast growing, fragmented market. This business is being integrated into our Thermal segment.

On October 28, 2021, we acquired substantially all of the assets of Videology Imaging Solutions Inc. and Videology Imaging Solutions (collectively, “Videology”), a global designer, developer and manufacturer of original equipment manufacturer (“OEM”) digital streaming and image capturing solutions, for approximately $12.1 million. The acquisition expanded our process technology offerings, diversified our reach into key target markets and broadened our customer base. This business also is being integrated into our Thermal segment.

On December 21, 2021, we acquired Acculogic Inc. and its affiliates (“Acculogic”), a global manufacturer of robotics-based electronic production test equipment and application support services, for approximately $9.3 million. The acquisition expanded our global reach and enhanced our product portfolio with leading technologies and automation services. This business is being integrated into our EMS segment.

MARKETS

Overview

We are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, and security as well as both the front-end and back-end of the semiconductor manufacturing industry. Our largest market is the semiconductor industry which represents the roots of inTEST’s engineered product history. We refer to our markets as “Semi Market” and “Multimarket” and expect in the future to further break out our sales and orders by the key target markets on which we are focused.

($ in 000s)	Years Ended
					Change
	12/31/2021		12/31/2020		$	%
Revenue
Multimarket	$29,941	35.3%	$26,953	50.1%	$2,988	11.1%
Semi Market	54,937	64.7%	26,870	49.9%	28,067	104.5%
	$84,878	100.0%	$53,823	100.0%	$31,055	57.7%

During 2021, our revenue from the Semi Market grew $28.1 million or 105% as we refocused our efforts to serve our customers well, gain market share and expand our product offerings. Revenue to Multimarket grew $3.0 million, or 11%, in 2021 as we executed on our 5-Point Strategy to increase market penetration, expanded our aggregate SAM and acquired new technology solutions.

Multimarket

We provide several solutions to our automotive, defense/aerospace, industrial, life sciences, and security markets. We believe a number of drivers are creating more opportunity for our highly-engineered solutions in these markets.

In the automotive market, we provide solutions that help in the quality and productivity of electric vehicle (“EV”) manufacturers. Our solutions include induction heating solutions for battery inserts and automated test equipment for the battery cells. We believe there is a strong global growth trend in EVs and that our differentiated solutions can be applied with more customers in more geographic regions.

In the defense/aerospace industry, we provide ATE to prime and subcontract manufacturers to ensure quality control is maintained while also providing quicker, more accurate test times of electronic circuit boards.

In the life sciences industry, we provide image capture products, heating systems for medical device manufacturing and are a supplier of equipment for critical applications within the medical cold chain for pharmaceuticals.

In the security industry, our image capture and data management technologies are used in a broad variety of applications.

The industrial market is the broadest, most diverse area we serve with a majority of our products serving a variety of applications.  Applications for our induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting and shrink-fitting. Applications for our thermal test and process products include pressure-sensor testing and cold-trap cooling for industrial processes. We believe the trend toward the use of green energy, automation, increased productivity and expanding manufacturing technology present opportunities for us to help our customers solve their complex challenges.

Semi Market

The Semi Market includes both the broader semiconductor manufacturing industry as well as the more specialized semiconductor automated test equipment (“ATE”) and wafer processing sectors within the broader semiconductor market.

We believe the Semi Market, a highly cyclical industry historically, is currently undergoing strong growth as a result of billions of dollars of investments in new fabrication (“fab”) facilities around the world. These investments are being driven by the continued growth of the use of electronics, the need for powering an ever-growing number of devices and the continued economic development of less wealthy nations. We believe the COVID-19 pandemic and geopolitical tensions have made the high concentration of semiconductor manufacturing in China and Taiwan very apparent to more wealthy nations and has spurred the investment in expansion of this industry in areas outside of these regions.

We serve both the front-end of the semiconductor manufacturing process at the very early stage of the development of the silicon carbide used to create wafers on which integrated circuits (“ICs”) are printed and the back-end of the semiconductor manufacturing process which includes the testing of the ICs.

We believe that semiconductor manufacturers remain under pressure to maximize production yields and reduce testing costs. At the same time, the growing complexity of ICs has increased the difficulty of maximizing test yields. In order to address these market trends, we believe semiconductor manufacturers strive for more effective utilization of ATE, smaller test areas and increased wafer level testing which requires our differentiated solutions that include test head manipulators, test head docking stations and test interfaces. As technology advances and ICs become increasingly more complex, we believe the need for increased capabilities in the test process should drive greater demand for our equipment. We expect that more front-end testing is going to be required in order to ensure maximum yield from the massive capital investments being made in fab expansion.

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

Ultra-Cold Storage Solutions. With our acquisition of Z-Sciences (now North Sciences) we have expanded our product offerings to include high-performance biomedical freezer, refrigerators and mobile storage solutions that meet versatile applications, including ultra-cold storage solutions for biological sample banks, blood safety, vaccine safety, medical supplies and reagent safety.

Induction Heating. Our induction heating products are used in process applications where precision-controlled heating is needed.  Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies and reduce or eliminate greenhouse gas emissions.  Applications for our EKOHEAT(R) or EASYHEAT™ induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting and testing.

Digital Streaming and Image Capturing Solutions. Our acquisition of Videology added industrial-grade circuit board mounted digital imaging solutions, Zoom Block cameras and complete image capture systems. Videology also offers OEMs complete software solutions that are integrated into a larger system, camera systems designed to the customers’ specifications and that can interface with the customers’ software.

Scalable, Universal, High Performance Interface Technology. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our newest manipulator and docking hardware designs offer automated capabilities that allow for reduced downtime and increased productivity through predictable and repeatable production setup with reduced risk of operator error. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals, which results in increased accuracy of the test data and may thus enable improved test yields.

Robotics-Based Electronic Production Test Equipment. Our acquisition of Acculogic adds to our electronic test platform offerings beyond those which exclusively serve the Semi Market. Acculogic designs and manufactures robotics-based electronic production test equipment and provides application support services which are sold to electronic manufacturers including OEM and contract electronic manufacturers as well as battery manufacturers.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. As of December 31, 2021, we had manufacturing facilities in the U.S. in Massachusetts, New Jersey, New York and Rhode Island as well as outside the U.S. in Canada, Germany and the Netherlands. We provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR SEGMENTS

During the period covered by this report, we reported under two operating segments, Thermal and EMS.  Our Thermal segment consists of (i) inTEST Thermal Solutions (“iTS”), which manufactures and sells products under the Temptronic, Sigma and Thermonics brand names and has operations in Massachusetts, Germany and Singapore, (ii) Ambrell which has operations in New York, the Netherlands and the U.K, (iii) Videology, which has operations in Rhode Island and the Netherlands and (iv) North Sciences (formerly Z-Sciences), which operates out of our iTS manufacturing facility in Massachusetts. Customers use the thermal solutions produced by iTS for product development, characterization and production test or process applications. Ambrell provides customers with induction heating solutions for a wide variety of manufacturing processes.  Videology is a designer, developer and manufacturer of digital streaming and image capturing solutions. North Sciences is a developer of ultra-cold storage solutions for the life sciences cold chain market. Our Thermal segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor.

Our EMS segment consists of our manufacturing operations in New Jersey, and Acculogic, which has operations in Canada, the U.S. (in Minnesota and California) and Germany. Semiconductor manufacturers use our EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs.  These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, industrial, and mobile communication markets. Our products are a combination of standard designs based on industry requirements and those designed specifically to meet a customer's particular combination of ATE. With the acquisition of Acculogic, our EMS segment now also includes robotics-based electronic test equipment and application support services used primarily in defense/aerospace, automotive, battery, life sciences and electronic manufacturing services industries.

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

Traditionally, our customers use ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. ThermoStream(R) and MobileTemp products generally range in price from approximately $15,000 to $50,000.

Thermal Chambers: Our thermal chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as from -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are generally priced from $15,000 to $150,000.

Thermal Platforms: Our thermal platforms are available in surface sizes ranging from 7.2 square inches to 616 square inches. They provide a flat, thermally conductive, precisely temperature controllable surface that is ideal for conditioning of testing devices with a flat surface. Platforms are available with temperature ranges as broad as -100 degrees Celsius to +250 degrees Celsius. Thermal platforms can be designed to utilize either liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration. Platforms offer virtually unimpeded access to the device under test and their easy access and compact size makes them ideal for convenient bench-top use. Platforms are generally priced from $6,500 to $65,000.

Thermonics(R) Products: Our Thermonics temperature conditioning products, which include our process chillers, provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, defense/aerospace and semiconductor markets. Prices generally range from $20,000 to greater than $300,000.

Ultra-Cold Storage Solutions: Our high-performance biomedical freezers, refrigerators and mobile storage solutions meet versatile applications, including ultra-cold storage solutions for biological sample banks, blood safety, vaccine safety, medical supplies and reagent safety. Prices generally range from $1,500 to $20,000.

EKOHEAT(R) Products: Our EKOHEAT(R) induction heating systems with power ratings from 10kW to 1 MW are manufactured by Ambrell and are used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts. Prices generally range from $25,000 to $250,000.

EASYHEAT™ Products: Our compact EASYHEAT™ induction heating systems with power ratings from 0.5kW to 10kW are manufactured by Ambrell and used to conduct fast, efficient, repeatable non-contact heating of metals or other electrically conductive materials in order to transform raw materials into finished parts. Prices generally range from $5,000 to $25,000.

Applications for both EKOHEAT(R) and EASYHEAT™ products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, soldering and testing.

Digital Streaming and Image Capturing Solutions. Our industrial-grade imaging solutions are designed and manufactured by Videology. They provide custom solutions for OEMs and end users and specialize in meeting customer’s design specifications for imaging systems. Per unit prices for these products can range from less than $100 to as much as $5,000 for a single unit. These products are generally purchased in higher volumes than our other products.

EMS Products

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

Our manipulator products incorporate a balanced floating-head design. This design permits a test head weighing up to 1,760 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force or with a computer controlled pendant. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) or Cobal Series manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. With the LS Series manipulators, the undocking, movement of the test head and redocking can be done automatically through the computer controlled pendant. Our manipulator products generally range in price from approximately $12,000 to $85,000.

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

We believe our docking hardware products offer our customers the ability to make various competing brands of test heads compatible with various brands of probers and handlers by only changing interface boards. This is called "plug-compatibility." Plug-compatibility enables increased flexibility and utilization of test heads, probers and handlers purchased from various ATE manufacturers. We believe that because we do not compete with ATE manufacturers in the sale of probers, handlers or testers, ATE manufacturers are willing to provide us with the information that is integral to the design of plug-compatible products. Our docking hardware products generally range in price from approximately $2,000 to $25,000.

Interface Products. Our tester interface products provide the electrical connections between the tester and the wafer prober or IC handler to carry the electrical signals between the tester and the probe card on the prober or the test socket on the handler. Our designs optimize the integrity of the transmitted signal. Therefore, our tester interfaces can be used with high speed, high frequency, digital or mixed signal testers used in testing more complex ICs. Because our tester interface products enable the tester to provide more reliable yield data, our interfaces may also reduce IC production costs. We design standard and modular interface products to address most possible tester/prober combinations on the market today. In addition, we provide a custom design service that will allow any of our customers to use virtually any tester, prober or handler combination with any type of device, such as analog, digital, mixed signal and radio frequency. For example, our Centaur(R) modular interface is designed to provide flexibility and scalability through the use of replaceable signal modules which can be easily changed on the test floor as our customers' testing requirements change. In addition to the Centaur(R) modular interface, we also offer over 200 different types of tester interface models that we custom designed for our customers' specific applications. These tester interface products generally range in price from approximately $7,000 to $175,000.

Scorpion Flying Probe Test Systems. Acculogic designs and manufactures robotics-based electronic test equipment and provides application support services for OEMs, contract electronic manufacturers and battery manufacturers. These systems are used to structurally test an electronic device. Structural testing is a confirmation that the device was manufactured properly. Acculogic’s Scorpion Flying Probe system can be quickly programmed to test almost any printed circuit board. This programming is quickly done with a digitized drawing of the device to be tested. Traditional in circuit testing systems require a dedicated fixture for each board to be tested. Acculogic’s Flying Probe system can test a virtually unlimited number of boards without any hardware modifications. These systems generally sell for between $200,000 and $600,000.

BRiZ Automated Test and Programming Services: BRiZ is an automated test platform that can consolidate any variety of circuit board test and programming into a single, compact, low-cost test station. These platforms generally sell for between $50,000 and $250,000.

Financial Information About Operating Segments and Geographic Areas

Please see Note 19 to the consolidated financial statements included in Item 8 of this Report for additional data regarding revenue, profit or loss and total assets of each of our segments and revenue attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products globally and across multiple markets, as previously discussed. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Thermal Products: We market our thermal products brands, Temptronic, Sigma Thermonics, and North Sciences (formerly Z-Sciences) under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to life sciences customers worldwide are handled directly by our own sales force or by our network of independent representatives and distributors. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We communicate with our distributors regularly and have trained them to sell and service our thermal products.

We market our EASYHEAT™ and EKOHEAT(R) precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries, including automotive, aerospace and semiconductor, and are sold globally through a combination of regional sales managers and independent distributors. In North America, direct regional sales managers provide sales coverage augmented by independent sales representatives. In Europe, direct sales managers provide sales coverage augmented by independent distributors. In Asia, distributors have responsibility for sales and service of our products. We generate a significant portion of our sales leads through our website as well as through trade show attendance where we display our products and technology.

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

We market our Videology industrial camera solutions to OEMs and end users both directly and through distributors.  We have both manufacturing and service capabilities in the U.S. and the Netherlands.  We acquire our sales from repeat long-term customers, new leads through our website, regional sales managers and distributors as well as through trade show attendance where we display our products and technology.

EMS Products: In North America, we sell to semiconductor manufacturers through internal account representatives and independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

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

Acculogic markets and sells its products in North America through a combination of internal sales staff and manufacturer representatives. Customer support is supplied by a team located throughout North America. In Europe, Acculogic sells its products through manufacturer representatives and supports them with direct employees based in its Hamburg, Germany facility. In Asia, Acculogic markets and sells its products through a mixture of distributors and manufacturer representatives. Customer support is provided by trained distributors and supplemented by direct employees from North America and Europe.

CUSTOMERS

We market all of our products to end users including semiconductor manufacturers, third-party foundries and test and assembly providers, as well as to OEMs, which include ATE manufacturers and their third-party outsource manufacturing partners. We also market our products to independent testers of semiconductors, manufacturers of automotive, defense/aerospace, industrial, life sciences and security products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing or process/manufacturing applications, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the year ended December 31, 2021, Texas Instruments Incorporated accounted for 13% of our consolidated revenue. While both of our operating segments sold products to this customer, this revenue was primarily generated by our EMS segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated revenue. Our ten largest customers accounted for approximately 43% and 35% of our consolidated revenue in 2021 and 2020, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our revenue or otherwise materially affect our business, financial condition or results of operations.

Our largest customers in 2021 included:

Semiconductor Manufacturers	Semiconductor Equipment Manufacturers	Other
Analog Devices, Inc	Aixtron SE	Emerson Electric Co.
NXP Semiconductors N.V.	Cohu, Inc.	Hakuto Co. Ltd.
QUALCOMM Incorporated	Teradyne Inc.
STMicroelectronics N.V.
Texas Instruments Incorporated

MANUFACTURING AND SUPPLY

As of December 31, 2021, our principal manufacturing operations consisted of assembly and testing at our facilities in Massachusetts, New Jersey and New York. As a result of the acquisitions of Videology and Acculogic, we now have manufacturing facilities in Rhode Island, Canada, Germany and the Netherlands. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own facilities. Our practice is to use high quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers; however, certain raw materials and components are sourced from single suppliers. Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources.

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

Our Massachusetts facility is ISO 9001:2015 certified. Our New York facility is ISO 9001:2015 certified. Our Canada facility is ISO9001:2015 certified. Our New Jersey facility manufactures products only for the semiconductor industry where ISO certification is not required. However, this location does employ the practices embodied in the ISO 9001:2008.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. As of December 31, 2021, we employed a total of 68 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. In the years ended December 31, 2021 and 2020, we spent approximately $5.5 million and $5.1 million, respectively, on engineering and product development.

PATENTS AND OTHER PROPRIETARY RIGHTS

We intend to protect our technology by filing patent applications for the technologies that we consider important to our business. We also rely on trademarks, trade secrets, copyrights and unpatented know-how to protect our proprietary rights.

We believe our intellectual property has value, and we have taken in the past, and will take in the future, actions we deem appropriate to protect such property from misappropriation. There can be no assurance, however, that such actions will provide meaningful protection from competition. In the absence of intellectual property protection, we may be vulnerable to competitors who attempt to copy or imitate our products or processes. For additional information regarding risks related to our intellectual property, see Part I, Item 1A "Risk Factors" in this Report.

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

As of December 31, 2021, we held 54 active U.S. patents and had three pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2022 and extending through 2038. During 2021, no U.S. patents were issued and ten U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2022 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

Our principal competitors for Thermostream(R) products are FTS Systems, a part of SP Industries, and MPI Corporation. Our principal competitors for environmental chambers are Cincinnati Sub-Zero Products, Inc., Espec Corp. and Thermotron Industries. Our principal competitor for thermal platforms is Environmental Stress Systems Inc. Our principal competitors for liquid chillers include Huber Kältemaschinenbau AG, Julabo GmbH, Boyd Corporation, and Advanced Thermal Sciences Corporation. Our principal competitors for life sciences products include Panasonic Health Care Holdings Corporation, Haier Group Corporation, Thermo Fisher Scientific Corporation, and Eppendoerf AG. Our principal competitors for EKOHEAT(R) and EASYHEAT™ products are Inductotherm Corporation, Park-Ohio Holdings, EFD Induction Corporation, Trumpf Huettinger GmbH, Ultraflex Power Technologies and CEIA SpA.

Our digital streaming and image capturing solutions products compete in a large space with multiple small competitors. There is no competitor that has over 5% share of the current market.

Our principal competitors for manipulator products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for docking hardware products include Advantest Corporation, Esmo AG, Knight Automation, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for tester interface products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for Acculogic products are Digitaltest GmbH, Seica S.P.A., SPEC S.P.A., and Takaya Corporation.

BACKLOG

At December 31, 2021, our backlog of unfilled orders for all products was $34.1 million compared with $11.5 million at December 31, 2020. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2022. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period.

EMPLOYEES

At December 31, 2021, we had 316 employees (303 of which were full-time), including 154 in manufacturing operations, 106 in customer support/operations and 43 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

COVID-19 PANDEMIC

We are following the guidance of the Centers for Disease Control and Prevention (the “CDC”) and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encourage all employees to maintain social distancing when applicable. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. While the negative impact of COVID-19 on our business was reduced significantly throughout 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

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

RISKS RELATED TO OUR ACQUISITION AND GROWTH STRATEGY

We seek to grow our business through the acquisition of additional businesses. If we are unable to do so, our future rate of growth may be reduced or limited. We may incur significant expenses related to due diligence or other transaction-related expenses for a proposed acquisition that may not be completed.

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. For example, we completed the acquisitions of Z-Sciences (now North Sciences), Videology and Acculogic in 2021. We seek to make acquisitions that will further expand our product lines as well as strengthen our positions in served markets and provide expansion into new markets. We may not be able to execute our acquisition strategy and our future growth may be limited if:

●	we are unable to identify suitable businesses, technologies or products to acquire;
●	we do not have sufficient cash or access to required capital at the necessary time;
●	we are unwilling or unable to outbid larger companies with greater resources; or
●	we are unable to successfully close proposed acquisitions.

We may incur significant expenses related to due diligence or other transaction-related expenses for a proposed acquisition that may not be completed, which may have a material adverse effect on our financial condition and results of operations.

Our acquisition strategy involves financial and management risks which may adversely affect our results in the future.

With respect to the acquisitions we completed in 2021 and if we acquire additional businesses, technologies or products, we will face the following additional risks:

●	acquisitions could divert management's attention from daily operations or otherwise require additional management, operational and financial resources;
●	we might not be able to integrate acquisitions into our business successfully or operate acquired businesses profitably;
●	we may realize substantial acquisition related expenses that would reduce our net earnings in future years;
●	we may not realize the expected benefits of such acquisitions;
●	our investigation of potential acquisition candidates may not reveal problems and liabilities of the companies and businesses that we acquire;
●

any acquisitions may pose risks associated with entry into new geographic markets, including outside the U.S., distribution channels, lines of business or product categories, where we may not have significant or any prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition;

●	an acquisition may result in disparate information technology, internal control, financial reporting and record-keeping systems;
●	an acquisition may result in employee anxiety, morale and/or engagement issues and employees not familiar with our business;
●	an acquisition may result in the loss of our or the acquired company’s key personnel, customers, distributors or suppliers; and
●	we may become exposed to litigation or claims associated with an acquisition.

If any of the events described above occur, our earnings could be reduced and may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial and strategic objectives. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, we would dilute our existing stockholders' interests and our earnings per share may decrease. If we issue or incur debt in connection with any future acquisitions, lenders may require that we pledge our assets to secure repayment of such debt and impose covenants on us, which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

We may attempt to acquire a business that would require us to issue equity or incur significant debt from third parties. If we are unable to secure sufficient financing at terms that are acceptable to us, we may not be able to close the proposed acquisition. Additionally, should we incur significant debt, we may not be able to achieve compliance with all covenants related to the debt depending on our financial results in future periods.

In connection with our acquisition strategy, we may pursue potential acquisition opportunities which could require us to issue equity or obtain significant third-party financing to close the proposed transaction. We may encounter difficulties in securing necessary financing at terms that would be acceptable to us and may not be able to close on the proposed acquisition. In addition, should we incur significant third-party debt, our future financial results may be negatively impacted by external factors, such as an economic recession, which may impact our ability to achieve compliance with any covenants related to the debt as well as make the required payments under the terms of the indebtedness.

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

In connection with our acquisition of Acculogic we have recorded a contingent consideration liability that represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $4.0 million at December 31, 2021. The fair value of this contingent consideration liability involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time periods as well as when we expect to receive payment for the related net invoices. As of December 31, 2021, the contingent consideration liability on our balance sheet was $930,000. Our allocation of the purchase price for Acculogic was not yet complete as of December 31, 2021 and this provisional amount may change. Once we have completed our purchase price allocation and finalized this amount, any future adjustments to the estimated fair value of the contingent liability will be recorded in our results of operations for the period in which the adjustment occurs.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

As we implement our business strategy as intended, we have and may in the future experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, the ability to attract and retain qualified management personnel and the training of new personnel. Failure to successfully manage our possible growth and development could have a material adverse effect on our business.

There is a risk that some or all of the anticipated strategic and financial benefits may fail to materialize, may not continue on their existing terms, or may not occur within the time period anticipated. Although we have conducted due diligence with respect to material aspects of the development of our business, there is no certainty that our due diligence procedures will reveal all of the risks and liabilities associated with our current plans. Although we are not aware of any specific liabilities, such liabilities may be unknown and, accordingly, the potential monetary cost of such liability is also unknown.

RISKS RELATED TO OUR MARKETS

Our sales are affected by the cyclicality of the Semi Market, which causes our operating results to fluctuate significantly.

A significant portion of our business depends upon the capital expenditures of semiconductor manufacturers. Capital expenditures by these companies depend upon, among other things, the current and anticipated market demand for semiconductors and the products that utilize them. Typically, semiconductor manufacturers curtail capital expenditures during periods of economic downturn. Conversely, semiconductor manufacturers increase capital expenditures when market demand requires the addition of new or expanded production capabilities or the reconfiguration of existing fabrication facilities to accommodate new products. These market changes have contributed in the past, and will likely continue to contribute in the future, to fluctuations in our operating results.

We seek to further diversify the markets for our products in order to increase the proportion of our sales attributable to markets which are less subject to cyclicality than the Semi Market. If we are unable to do so, our future performance will remain substantially exposed to the fluctuations of the cyclicality of the Semi Market.

We sell certain of our products in markets outside of the Semi Market, including the automotive, defense/aerospace, industrial, life sciences and security markets. We refer to these other markets collectively as Multimarket. During 2021 and 2020, our Multimarket sales were $30.0 million and $27.0 million, respectively, and represented 35% and 50% of our consolidated revenue, respectively. Our goal is to increase our Multimarket sales; however, in most cases, the expansion of our product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in Multimarket, we do not expect broad market penetration in many of these markets. If we are unable to expand our Multimarket sales, our revenue and results of operations will remain substantially dependent upon the cycles of the Semi Market.

RISKS RELATED TO OUR BUSINESS OPERATIONS

The efficiencies or benefits we expect from the consolidation of our EMS manufacturing operations may not be realized and the significant reduction in the amount of manufacturing space may not be sustainable which could result in higher-than-expected costs in future periods, a negative impact on our reputation and lost business opportunities.

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing operations for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was substantially completed during the fourth quarter of 2020. During 2021, we also reduced the size of our manufacturing facility in Mt. Laurel from approximately 55,000 square feet to approximately 34,000 square feet. The consolidation of manufacturing operations and footprint reduction in the Mt. Laurel facility were undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office is being maintained in northern California. If we do not achieve the efficiencies and benefits we currently anticipate as a result of the consolidation, or if we determine that the reduction in manufacturing space is not sustainable, our costs could be higher than we currently expect in future periods which could have a material adverse effect on our business, results of operations and financial condition in future periods.

If our suppliers do not meet product or delivery requirements, or inflationary pressures continue to increase and we cannot increase our prices to our customers, we could have reduced revenues and earnings.

During 2021, as global supply chain constraints became more pronounced, we experienced price increases and lack of availability from several of our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. Certain components of our products may continue to be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to raise our prices to our customers in an amount or timeframe sufficient to offset the increases in price we are experiencing from our suppliers. This could result in a reduction in our earnings in future periods.

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

The terms and covenants relating to our credit facility could adversely impact our ability to pursue our strategy and our financial performance and liquidity, and thus we may need additional financial resources to maintain our liquidity.

Our credit facility contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our facility. Under such circumstances, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all.

RISKS RELATED TO OUR CUSTOMER BASE

Changes in the buying patterns of our customers have affected, and may continue to affect, demand for our products and our gross and net operating margins. Such changes in patterns are difficult to predict and may not be immediately apparent.

In addition to the cyclicality of the Semi Market, demand for our products and our gross and net operating margins have also been affected by changes in the buying patterns of our customers. Some of the changes in customer buying patterns that have impacted us in the past, and may continue to do so in the future, have included customers placing heightened emphasis on shorter lead times (which places increased demands on our available engineering and production capacity and may result in increasing unit costs) and ordering in smaller quantities (which prevents us from acquiring component materials in larger volumes at lower unit costs.) We have also experienced customer supply chain management groups demanding lower prices and spreading purchases across multiple vendors. We believe some of the changes in customer buying patterns are the result of changes within the Semi Market over the last several years, including, for example, changing product requirements and longer time periods between new product offerings by OEMs. Such shifts in market practices have had, and may continue to have, varying degrees of impact on our revenue and our gross and net operating margins. Such shifts are difficult to predict and may not be immediately apparent, and the impact of these practices is difficult to quantify from period to period. There can be no assurance that we will be successful in implementing effective strategies to counter these shifts.

We generate a large portion of our sales from a small number of customers. If we were to lose one or more of our large customers, our operating results could suffer dramatically.

During the year ended December 31, 2021, Texas Instruments Incorporated accounted for 13% of our consolidated revenue. While both of our operating segments sold products to this customer, this revenue was primarily generated by our EMS segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated revenue. Our ten largest customers accounted for approximately 43% and 35% of our consolidated revenue in 2021 and 2020, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

RISKS RELATED TO FOREIGN OPERATIONS

The current conflict in the Ukraine could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia, and the U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. At a minimum, the continuing conflict is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations. In addition, the conflict and actions taken in response to the conflict could increase our costs or disrupt our supply chain for certain material which Acculogic currently acquires from a key sole-source supplier in Belarus. If we cannot find an alternate supplier for this material, our revenue and earnings could be adversely affected.

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 13% and 14% of consolidated revenue in 2021 and 2020, respectively. Revenue from foreign customers totaled $58.1 million, or 68% of consolidated revenue in 2021, and $31.6 million, or 59% of consolidated revenue in 2020. We expect our revenue from foreign customers will continue to represent a significant portion of total revenue. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

\

A significant portion of our cash position is maintained overseas and we may not be able to repatriate cash from overseas when necessary, which could have an adverse effect on our financial condition.

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. As of December 31, 2021, $4.0 million, or 19%, of our cash and cash equivalents were held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

RISKS RELATED TO COVID-19

Our business, results of operations and financial condition and the market price of our common stock have been and may continue to be adversely affected by the COVID-19 pandemic.

While the negative impact of COVID-19 on our business was reduced significantly throughout 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future.

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

We rely on a relatively few number of customers for a significant portion of our sales. The spread of the virus or variants of the virus could worsen and one or more of our significant customers could be impacted. If one or more of our significant customers is negatively impacted, our business, results of operations and financial condition will be adversely affected. In addition, the aftermarket service and support that we provide to our customers has been adversely affected by COVID-19 in the past due to travel restrictions and limitations on visitors allowed into customer facilities, which resulted in some of these activities being reduced or suspended. If the spread of the virus or variants of the virus were to worsen and travel restrictions and limitations were to be reinstated, this portion of our business could be adversely affected in the future.

Generally, global supply chains and the timely availability of products have been materially disrupted by quarantines, factory slowdowns or shutdowns, border closings and travel restrictions resulting from COVID-19 in the past. If the spread of the virus or variants worsens and one or more of our significant suppliers is negatively impacted in the future, we could experience delays in receipt of materials or price increases in the future which could have a material negative impact on our business, results of operations and financial condition.

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

RISKS RELATED TO OUR OPERATING RESULTS AND STOCK PRICE

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

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to these changing cycles of demand, other factors that have caused our quarterly operating results to fluctuate in the past or that may cause fluctuations and losses in the future, include:

●	costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
●	costs and timing of integration of our acquisitions and plant consolidations and relocations;
●	changes in demand in Multimarket including the automotive, defense/aerospace, industrial, life sciences and security markets;
●	the state of the U.S. and global economies;
●	changes in the buying patterns of our customers including any changes in the rate of, and timing of, purchases by our customers;
●	the impact of interruptions in our supply chain caused by external factors;
●	changes in our market share;
●	the impact of COVID-19 or any other pandemic on our business;
●	the technological obsolescence of our inventories;
●	quantities of our inventories greater than is reasonably likely to be utilized in future periods;
●	fluctuations in the level of product warranty charges;
●	competitive pricing pressures;
●	excess manufacturing capacity;
●	our ability to control operating costs;
●	delays in shipments of our products;
●	the mix of our products sold;
●	the mix of customers and geographic regions where we sell our products;
●	changes in the level of our fixed costs;
●	costs associated with the development of our proprietary technology;
●	our ability to obtain raw materials or fabricated parts when needed;
●	increases in costs of component materials;
●	cancellation or rescheduling of orders by our customers;
●	changes in government regulations; and
●	geopolitical instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2021, we leased twelve facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2021:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Mansfield, MA	December 2024(1)	52,700	Thermal segment operations (principal facility for iTS)
Mt. Laurel, NJ	April 2031	33,650	Corporate headquarters and EMS segment operations
Fremont, CA	November 2025(2)	15,746	EMS segment sales and engineering
Rochester, NY	April 2028	79,150	Thermal segment operations (principal facility for Ambrell)

All of our facilities have space to accommodate our needs for the foreseeable future.

(1)

During the fourth quarter of 2020, we reduced the administrative footprint by 6,100 square feet in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters, as more fully discussed in Note 5 to our consolidated financial statements for the year ended December 31, 2021 in this Report.

(2)

During the fourth quarter of 2020, we consolidated all manufacturing operations for our EMS segment into our facility in Mt. Laurel, New Jersey, as more fully discussed in Note 5 to our consolidated financial statements for the year ended December 31, 2021 in this Report. In August 2021, we subleased this facility for the balance of the term.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." On March 15, 2022, the closing price for our common stock as reported on the NYSE American was $9.76. As of March 15, 2022, we had 10,956,872 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2021 or 2020. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

There were no shares of our common stock repurchased by us or on our behalf during the three months ended December 31, 2021.

On July 31, 2019, our Board of Directors authorized the repurchase of up to $3 million of our common stock from time to time on the open market, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or in privately negotiated transactions pursuant to a newly authorized stock repurchase plan (the “2019 Repurchase Plan”). Repurchases are to be made under a Rule 10b5-1 plan entered into with RW Baird & Co., which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws and our internal trading windows. The 2019 Repurchase Plan does not obligate us to purchase any particular amount of common stock and can be suspended or discontinued at any time without prior notice. The 2019 Repurchase Plan is funded using our operating cash flow or available cash. Purchases began on September 18, 2019 under this plan. On March 2, 2020, we suspended repurchases under the 2019 Repurchase Plan. From the adoption of the 2019 Repurchase Plan through the suspension of the plan, we repurchased a total of 243,075 shares at a cost of $1.2 million, which includes fees paid to our broker of $6,000. All of the repurchased shares were retired.

Item 6.	RESERVED

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1 of this Report.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the period covered by this report, we managed our business as two operating segments: Thermal and EMS. Our Thermal segment designs, manufactures and sells our thermal test and thermal process products. This segment also includes the operations of North Sciences (formerly Z-Sciences) and Videology, both of which we acquired in October 2021 and which are discussed below. Our EMS segment designs, manufactures and sells our semiconductor test products. This segment also includes the operations of Acculogic, which we acquired in December 2021 and which is discussed below.

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

Markets

As discussed further in Part 1, Item 1 “Markets”, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, as well as both the front-end and back-end of the semiconductor manufacturing industry. Our largest market is the semiconductor industry which represent the roots of inTEST’s engineered product history. We refer to our markets as “Semi Market” and “Multimarket” and expect in the future to further break out our sales and orders by the key target markets on which we are focused.

The portion of our business that is derived from the Semi Market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs and, for our induction heating products, the demand for wafer processing equipment. Demand for ATE or wafer processing equipment is driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for ICs and products incorporating ICs. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment. In addition, as discussed further in Part 1, Item 1 “Overview and Strategy” we continue to focus on broadening our customer base and our product portfolio with the goal of growing our revenue in the Semi Market as our current customers adopt these new products or we gain new customers for our existing and new products.

In the past, the Semi Market has been highly cyclical with recurring periods of oversupply, which often severely impact the Semi Market's demand for the products we manufacture and sell into the market. This cyclicality can cause wide fluctuations in both our orders and revenue and, depending on our ability to react quickly to these shifts in demand, can significantly impact our results of operations. Market cycles are difficult to predict and, because they are generally characterized by sequential periods of growth or declines in orders and revenue during each cycle, year over year comparisons of operating results may not always be as meaningful as comparisons of periods at similar points in either up or down cycles. These periods of heightened or reduced demand can shift depending on various factors impacting both our customers and the markets that they serve. In addition, during both downward and upward cycles in the Semi Market, in any given quarter, the trend in both our orders and revenue can be erratic. This can occur, for example, when orders are canceled or currently scheduled delivery dates are accelerated or postponed by a significant customer or when customer forecasts and general business conditions fluctuate during a quarter.

While a significant portion of our orders and revenue are derived from the Semi Market, and our operating results generally follow the overall trend in the Semi Market, in any given period we may experience anomalies that cause the trend in our revenue to deviate from the overall trend in the Semi Market. We believe that these anomalies may be driven by a variety of factors within the Semi Market, including, for example, changing product requirements, longer periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the Semi Market is not consistent for each of our operating segments or for any given product within a particular operating segment. This inconsistency in demand can be driven by a number of factors but, in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. Recently this has become more pronounced for our sales into the wafer processing sector within the broader semiconductor market due to the limited market penetration we have into this sector and the variability of orders we have experienced from the few customers we support. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

As discussed further in Part 1, Item 1 “Overview and Strategy”, although the Semi Market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These target markets include the automotive, defense/aerospace, industrial, life sciences, security and other markets, which we refer to as Multimarket. We believe that these markets are usually less cyclical than the Semi Market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

In addition, because of our limited market share, our Multimarket orders and revenue in any given period do not necessarily reflect the overall trends in the markets within Multimarket. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in Multimarket that may affect our performance. The level of our Multimarket orders and revenue has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in Multimarket and establish new markets for our products.

Acquisitions

A key element to our strategy for growth is through acquisitions. During 2021, we completed three acquisitions that expanded our technology offerings, diversified our markets and customers and expanded our reach into Europe.

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences (now North Sciences), a developer of ultra-cold storage solutions for the life sciences cold chain market.  This small, tuck-in transaction enhances our technology, adds new talent, and provides a low-cost entry into this fast growing, fragmented market. This business is being integrated into our Thermal segment.

On October 28, 2021, we acquired substantially all of the assets of Videology, a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions, for approximately $12.1 million.  The acquisition expanded our process technology offerings, diversified our reach into key target markets and broadened our customer base.  This business also is being integrated into our Thermal segment.

On December 21, 2021, we acquired Acculogic, a global manufacturer of robotics-based electronic production test equipment and application support services, for approximately $9.3 million. The acquisition expanded our global reach and enhanced our product portfolio with leading technologies and automation services. This business is being integrated into our EMS segment.

Credit Facility

As discussed further in Note 12 to our consolidated financial statements in this Report, on October 15, 2021, we entered into into an Amended and Restated Loan and Security Agreement (the “October 2021 Agreement”) with M&T Bank (“M&T”). The October 2021 Agreement includes a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility and replaces our prior credit facility with M&T. The October 2021 Agreement has a five-year contract period that expires on October 15, 2026, and draws under the Term Note will be permissible for two years. The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets. On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology discussed above. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage. On October 28, 2021, the October 2021 Agreement was amended to include our subsidiary, Videology Imaging Corporation, as a subsidiary guarantor thereunder.

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2021, it was approximately 2.1% based on current leverage. On December 29, 2021, the October 2021 Agreement was amended to include our subsidiaries, Acculogic Ltd. and Acculogic Inc., as subsidiary guarantors thereunder.

Restructuring and Other Charges

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. Prior to the consolidation, our interface products were manufactured in the Fremont facility, and our manipulator and docking hardware products were manufactured in the Mt. Laurel facility. The consolidation was undertaken to better serve customers through streamlined operations and reduce the fixed annual operating costs for the EMS segment. A small engineering and sales office is being maintained in northern California. The integration of our EMS manufacturing operations took longer than originally anticipated primarily as a result of the significant increase in our business activity in 2021. We completed the integration during the third quarter of 2021. The costs related to these actions are included in restructuring and other charges on our consolidated statement of operations and are discussed in more detail in Note 5 to our consolidated financial statements in this Report.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Years Ended December 31,		Change
	2021	2020	$	%
Orders:
Thermal	$68,420	$43,014	$25,406	59%
EMS	33,522	16,726	16,796	100%
	$101,942	$59,740	$42,202	71%

Semi Market	$68,457	$32,383	$36,074	111%
Multimarket	33,485	27,357	6,128	22%
	$101,942	$59,740	$42,202	71%

Total consolidated orders for the year ended December 31, 2021 were $101.9 million compared to $59.7 million in 2020, an increase of $42.2 million, or 71%. Orders from acquired businesses in 2021 (from the respective dates of acquisition through December 31, 2021) totaled $2.5 million, all of which was attributable to Multimarket.

Orders from the Semi Market in 2021 more than doubled from the level we received in 2020. We believe this significant level of increase reflects multiple factors, including the impact of higher demand for semiconductors (also referred to as “integrated circuits” or “ICs”), generally, which has led to the current shortage in the global supply. We believe this surge in the demand for semiconductors is being driven both by changing technology as well as increased use of technology across all aspects of daily life, such as in devices that facilitate remote work and education, smart technology used in homes and businesses, the increase in the number of ICs used in the automotive industry and changes occurring in the telecommunications and mobility markets. In addition, during the fourth quarter of 2021 we received a $10.0 million order from one front-end Semi Market customer of our Thermal segment which will ship throughout 2022. This was the largest single order ever received by us.

Multimarket orders for the year ended December 31, 2021 increased 22% as compared to the same period in 2020. This increase was primarily from the automotive market, which includes the electric vehicle (“EV”) market. During the third quarter of 2021, we received a significant order from one of our EV customers which we expect to ship over the next several quarters. It is important to note that we have seen an increasing tendency by certain of our customers, particularly those in Multimarket, to place large orders with us that will ship over several quarters. We expect this may, at times, result in period over period fluctuations in order levels that are not necessarily indicative of changing demand but rather reflect the timing of when these large orders were placed.

At December 31, 2021, our backlog of unfilled orders for all products was approximately $34.1 million compared with approximately $11.5 million at December 31, 2020. The significant increase in our backlog primarily reflects the aforementioned increase in demand during 2021 in combination with the $10.0 million order received from one of our Thermal segment’s front-end Semi Market customers during the fourth quarter of 2021. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2022. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Revenue

The following table sets forth, for the periods indicated, a breakdown of the revenue by operating segment and market (in thousands).

	Years Ended December 31,		Change
	2021	2020	$	%
Revenue:
Thermal	$52,369	$40,209	$12,160	30%
EMS	32,509	13,614	18,895	139%
	$84,878	$53,823	$31,055	58%

Semi Market	$54,937	$26,870	$28,067	104%
Multimarket	29,941	26,953	2,988	11%
	$84,878	$53,823	$31,055	58%

Total consolidated revenue for the year ended December 31, 2021 was $84.9 million compared to $53.8 million in 2020, an increase of $31.1 million or 58% as compared to 2020. Revenue from acquired businesses in 2021 (from the respective dates of acquisition through December 31, 2021) was $1.5 million, all of which was attributable to Multimarket.

We believe the increase in our consolidated revenue as compared to the same period in 2020 primarily reflects the aforementioned increase in demand from the Semi Market. We also attribute the increase to new product introductions and the reopening of trade shows, which have resulted in new customer opportunities and wins. We believe the EV market continues to gain traction with a variety of applications for induction heating technology.

COVID-19 Pandemic

We are following the guidance of the CDC and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encourage all employees to maintain social distancing when applicable. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. While the negative impact of COVID-19 on our business was reduced significantly throughout 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year. See “Risks Related to COVID-19” under Item 1A “Risk Factors” in this Report.

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

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue.  revenue was $84.9 million for the year ended December 31, 2021 compared to $53.8 million in 2020, an increase of $31.1 million or 58%. We believe this increase reflects the factors previously discussed in the Overview section above.

Gross Margin. Gross margin was 49% for the year ended December 31, 2021 compared to 45% in 2020. The increase in our gross margin primarily reflects better absorption of fixed operating costs as a result of the higher revenue levels in 2021. Our fixed operating costs increased $433,000 in absolute dollar terms as compared to the same period in 2020 but represented only 12% of revenue in 2021 compared to 18% of revenue in 2020. The $433,000 increase in our fixed operating costs reflects higher salaries, as we have invested in additional headcount, a return to more normal levels of travel, as COVID restrictions have been reduced or eliminated, and an increase in spending on plant maintenance and supplies, reflecting the increased production activity throughout 2021. This improvement in absorption of fixed operating costs was partially offset by an increase in our component material costs as a percent of revenue, which increased from 34% of revenue for the year ended December 31, 2020 to 37% of revenue for the year ended December 31, 2021. This increase reflects changes in product mix as well as the impact of global supply chain challenges which have resulted in higher prices from our vendors.

Selling Expense. Selling expense was $11.1 million for the year ended December 31, 2021 compared to $7.5 million in 2020, an increase of $3.6 million or 47%. Commissions increased $1.7 million and standard warranty accruals increased $217,000, both of which primarily reflect the higher revenue levels. We also had an increase in salaries and benefits expense due to additional headcount in our EMS segment and higher levels of travel and trade show expense in both of our segments as COVID-19 restrictions were reduced or eliminated.

Engineering and Product Development Expense. Engineering and product development expense was $5.5 million for the year ended December 31, 2021 compared to $5.1 million in 2020, an increase of $461,000, or 9%. The increase primarily reflects higher salaries and benefits expense as a result of headcount additions in both our segments and an increase in spending on third-party consultants and materials used in new product development. These increases were partially offset by a reduction in legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $15.9 million for the year ended December 31, 2021 compared to $11.4 million in 2020, an increase of $4.4 million, or 39%. During 2021, we incurred $1.9 million of transaction expenses related to acquisitions and costs associated with financing activities, including a potential capital raise which the Board and management elected to forego due to market conditions and the availability of our new credit facility. There were no similar expenses in 2020. The remaining increase in expenses in 2021 as compared to 2020 reflects higher profit-related bonuses, higher costs for stock-based compensation, both as a result of an increase in the amount of awards as well as an increase in our stock price, higher spending on recruitment and employee engagement in connection with our investment in headcount and our strategic plan, and an increase of approximately $200,000 in amortization related to acquired intangibles.

Restructuring and Other Charges. For the year ended December 31, 2021, we recorded $286,000 in restructuring and other charges. Of this amount, $169,000 was related to finalizing the consolidation of our EMS manufacturing operations, as discussed in the Overview. The remainder of the charges in 2021 was primarily related to the retirement of our former CFO. For the year ended December 31, 2020, we recorded $1.3 million in restructuring and other charges. Of this amount, $903,000 was related to the consolidation of our EMS manufacturing operations, $189,000 was related to the reduction of the administrative footprint in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters, $133,000 was related to the executive management changes that occurred in the third quarter of 2020 and $60,000 was related to other restructuring actions taken during 2020. All of these actions and the related charges are discussed in more detail in Note 5 to our consolidated financial statements.

Income Tax Expense. For the year ended December 31, 2021, we recorded income tax expense of $1.1 million compared to an income tax benefit of $336,000 in 2020. Our effective tax rate was 13% for 2021 compared to 27% for 2020. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in 2021 primarily reflects both an increase in the deduction for foreign-derived intangible income and an increase in the level of our tax deductions related to stock-based compensation. To a lesser extent, we also recorded increased levels of expected tax credits driven by both research and development activities and foreign operations. See Note 13 to our consolidated financial statements for further detail of the difference between our effective tax rates in 2021 and 2020 and the statutory tax rate of 21%.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenues, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations. In 2021, we also utilized our new credit facility, which is discussed further in the Overview and below, to fund our acquisitions. We manage our businesses to maximize operating cash flows as our primary source of liquidity for our short-term cash requirements, as discussed below. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases. We currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, our new credit facility or by issuing equity.

Credit Facility

As discussed in the Overview and in Note 12 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the October 2021 Agreement with M&T. The October 2021 Agreement includes a $25 million Term Note and a $10 million revolving credit facility and replaces our prior credit facility with M&T. The October 2021 Agreement has a five-year contract period that expires on October 15, 2026 and draws under the Term Note will be permissible for two years. The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets.

On October 28, 2021, we drew $12 million under the Term Note to finance the acquisition of Videology. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage. On October 28, 2021, the October 2021 Agreement was amended to include our subsidiary, Videology Imaging Corporation, as a subsidiary guarantor thereunder.

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2021, it was approximately 2.1% based on current leverage. On December 29, 2021, the October 2021 Agreement was amended to include our subsidiaries, Acculogic Ltd. and Acculogic Inc., as subsidiary guarantors thereunder.

At December 31, 2021, there were no amounts borrowed under our revolving credit facility. This facility has a total borrowing availability of $10.0 million. At December 31, 2021 we had utilized $20.5 million of the availability under our Term Note and we had $4.5 million remaining available under our Term Note.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$21,195	$10,277
Working capital	$27,005	$18,108

As of December 31, 2021, $4.0 million, or 19%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 12 to our consolidated financial statements.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We also anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our website and other systems and investments related to our geographic and market expansion efforts. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in the Overview, on October 28, 2021, we acquired substantially all of the assets of Videology and on December 21, 2021, we completed the acquisition of Acculogic. We utilized $20.5 million under our new credit facility to finance these acquisitions. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under our new credit facility or by issuing equity.

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2021 was $10.8 million. For the year ended December 31, 2021, we recorded net earnings of $7.3 million. During this same period, we had non-cash charges of $3.1 million for depreciation and amortization (which included $1.0 million of amortization related to right-of-use ("ROU") assets) and $1.5 million for deferred compensation expense related to stock-based awards. Excluding the impact of acquired businesses, accounts receivable increased $4.8 million, inventories increased $2.5 million and accounts payable increased $1.2 million during 2021, reflecting the higher level of business activity in 2021. Customer deposits and deferred revenue increased $4.8 million in 2021, primarily as a result of a deposit related to the $10.0 million order we received in the fourth quarter of 2021, as discussed in the Overview. Operating lease liabilities decreased $1.2 million during 2021, reflecting payments made under our various lease agreements. Accrued wages and benefits increased $1.2 million, primarily reflecting the accrual of profit-based bonuses on our results for the year.

Investing Activities. During the year ended December 31, 2021, we utilized $20.4 million of cash to acquire businesses as discussed in the Overview. As discussed below under “Financing Activities”, we utilized our Term Note to finance these purchases. During this same period, purchases of property and equipment were $994,000, primarily representing purchases to support general business operations. These purchases were funded using our working capital. We have no significant commitments for capital expenditures for 2022; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the year ended December 31, 2021, we borrowed $20.5 million under our Term Note to finance the acquisitions of Videology and Acculogic, as previously discussed. We repaid $400,000 of principal during this same period. During the year ended December 31, 2021, we received $1.6 million as a result of the exercise of options to acquire 231,185 shares of our stock. These options were issued to certain current and former employees under our stock-based compensation plans which are discussed in Note 15 to our consolidated financial statements in this Report.

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Effective January 1, 2021, our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. Prior to January 1, 2021, these criteria identified obsolete material as material that had not been used in a work order during the prior twelve months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2021 and 2020, we recorded inventory obsolescence charges for excess and obsolete inventory of $203,000 and $444,000, respectively.

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

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At December 31, 2021 and 2020, goodwill was $21.4 million and $13.7 million, respectively. We did not record any impairment charges related to our goodwill during 2021 or 2020.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. At December 31, 2021 and 2020, our indefinite-lived intangible assets were trademarks and trade names carried at $8.4 million and $6.7 million, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2021 or 2020.

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and ROU assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2021 and 2020, finite-lived intangibles and long-lived assets were $21.8 million and $14.4 million, respectively. We recorded impairment charges totaling $612,000 during the year ended December 31, 2020 related to certain of our ROU assets as discussed further in Note 5 to our consolidated financial statements. We did not record any impairment charges related to our long-lived assets during 2021.

Contingent Consideration Liabilities

The contingent consideration liabilities on our balance sheet are accounted for in accordance with the guidance in ASC 820 (Fair Value Measurement). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021, and Acculogic on December 21, 2021. The contingent consideration for Z-Sciences represents the fair value of the balance of the purchase price less the working capital adjustment and is payable on the one-year anniversary of the acquisition if the founder remains an employee or consultant for us at that time. The fair value of this Level 3 instrument involves assessing whether we expect this to occur. As of December 31, 2021, the contingent consideration liability on our balance sheet was $179,000 and was included in Other Current Liabilities. The contingent consideration for Acculogic represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately $4.0 million at December 31, 2021. The fair value of this Level 3 instrument involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time period as well as when we expect to receive payment for the related net invoices. As of December 31, 2021, the contingent consideration liability on our balance sheet was $930,000.

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

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. As of December 31, 2021 and 2020, we had a net deferred tax liability of $1.4 million and $1.9 million, respectively. Our deferred tax valuation allowance at December 31, 2021 and 2020 was $64,000 and $169,000, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2021 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

As previously noted in this Report, during the fourth quarter of 2021, we completed the acquisitions of Z-Sciences (now North Sciences), Videology and Acculogic (collectively the “acquired entities”). We have excluded certain elements of the acquired entities from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, as permitted under existing guidance issued by the SEC for newly acquired businesses. The acquired entities’ total assets as of December 31, 2021, and total revenue for the period from the acquisition dates through December 31, 2021, excluded from our management assessment represented 8.0% and 1.8% of our consolidated total assets and revenue, respectively.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, as such an attestation is not required pursuant to rules of the SEC applicable to registrants that are non-accelerated filers.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) as of December 31, 2021:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	408,869	$9.07	984,574
Equity compensation plans not approved by security holders	-	-	-
Total	408,869	$9.07	984,574

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)	The securities that remain available for future issuance include 738,565 that are issuable pursuant to the Third Amended and Restated 2014 Stock Plan, as amended, and 246,009 that are issuable pursuant to the inTEST Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

A list of the Exhibits which are required by Item 601 of Regulation S-K and filed with this Report is set forth in the Index  to Exhibits immediately preceding the signature page, which Index to Exhibits is incorporated herein by reference.

Item 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement among inTEST Corporation, Videology Imaging Corporation, Videology Imaging Solutions, Inc. and Carol Ethier dated October 28, 2021. (1)(+)
2.2	Asset Purchase Agreement among Ambrell B.V., Videology Imaging Solutions Europe B.V. and Carol Ethier dated October 28, 2021. (1)(+)
2.3	Securities Purchase Agreement, by and among inTEST Corporation, inTEST Canada Incorporated and Saeed Taheri, dated December 9, 2021. (2)(+)
3.1	Certificate of Incorporation. (3)
3.2	Bylaws as amended and restated on April 23, 2018. (4)
4.1	Description of Securities. (3)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (5)
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (6)
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (7)
10.4	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (8)
10.5	Second Amendment to Lease between James Campbell Company, LLC and Temptronic Corporation dated April 8, 2019. (9)
10.6	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (10)
10.7	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (11)
10.8	Second Amendment to Standard Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC. (12)
10.9	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (10)
10.10	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (13)
10.11	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (13)
10.12

Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (14)

10.13	Amended and Restated Delayed Draw Term Note 1, dated October 28, 2021. (1)
10.14	Second Amended and Restated Delayed Draw Term Note 1A, dated December 30, 2021. (14)
10.15	Delayed Draw Term Note 1B, dated December 30, 2021. (14)
10.16	Guarantee and Indemnity Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (14)
10.17	Pledge Agreement, dated December 30, 2021, between inTEST Corporation and M&T Bank. (14)
10.18	General Security Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (14)
10.19

Second Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (14)

10.20

Second Amended and Restated Surety Agreement, dated December 30, 2021, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (14)

10.21	Second Amended and Restated Revolver Note, dated October 15, 2021. (15)
10.22	Form of Indemnification Agreement (16)(*)
10.23	inTEST Corporation Third Amended and Restated 2014 Stock Plan (17)(*)
10.24	Amendment 2021-1 to the inTEST Corporation Third Amended and Restated 2014 Stock Plan. (18)(*)
10.25	inTEST Corporation 2007 Stock Plan. (19)(*)
10.26	inTEST Corporation Employee Stock Purchase Plan. (18)(*)
10.27	Separation and Consulting Agreement between the Company and James Pelrin dated August 6, 2020 (20)(*)
10.28	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020 (20)(*)
10.29	Separation and Consulting Agreement between the Company and Hugh T. Regan, Jr. dated June 11, 2021(21)
10.30	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021(21)
10.31	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr. (17)(*)
10.32	Change of Control Agreement dated June 10, 2021 between the Company and Duncan Gilmour. (*)
10.33	2021 Executive Compensation Plan. (22)(*)
10.34	2022 Executive Officer Compensation Plan. (23)(*)(+)

10.35	Form of Restricted Stock Award Agreement for Employees. (17)(*)
10.36	Form of Restricted Stock Award Agreement for Directors. (17)(*)
10.37	Form of Non-Qualified Stock Option Agreement. (22)(*)
10.38	Form of Incentive Stock Option Agreement. (22)(*)
10.39	Compensatory Arrangements of Directors. (*)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 28, 2021, File No. 001-36117, filed November 2, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2021, File No. 001-36117, filed December 13, 2021, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2019, File No. 001-36117, filed March 23, 2020, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 22, 2020, File No. 001-36117, filed September 24, 2020, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2021, File No. 001-36117, filed April 13, 2021, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.
(10)

Previously filed by the Company as an exhibit to the Company’s Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.

(11)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated January 23, 2020, File No. 001-36117, filed January 28, 2020, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 30, 2021, File No. 001-36117, filed January 6, 2022, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(16)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2020, File No. 001-36117, filed June 29, 2020, and incorporated herein by reference.
(17)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2020, File No. 001-36117, filed November 12, 2020, and incorporated herein by reference.
(18)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2021, File No. 001-36117, filed August 12, 2021, and incorporated herein by reference.
(19)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2017, File No. 001-36117, filed March 28, 2018, and incorporated herein by reference.
(20)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated August 6, 2020, File No. 001-36117, filed August 11, 2020, and incorporated herein by reference.
(21)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2021, File No. 001-36117, filed June 14, 2021, and incorporated herein by reference.
(22)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 10, 2021, File No. 001-36117, filed March 16, 2021, and incorporated herein by reference.
(23)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 9, 2022, File No. 001-36117, filed March 15, 2022, and incorporated herein by reference.
(*)	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.
(+)	This filing omits exhibits and schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ Richard N. Grant, Jr.	March 23, 2022
Richard N. Grant, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2022

/s/ Duncan Gilmour. Duncan Gilmour, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 23, 2022

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 23, 2022

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 23, 2022

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 23, 2022

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 23, 2022

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive earnings (loss), stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

As disclosed in Note 3 to the Company’s consolidated financial statements on October 28, 2021, the Company acquired substantially all of the assets of Videology, a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions for consideration of $12.1 million.  On December 21, 2021, the Company acquired all of the outstanding capital stock of Acculogic, a global manufacturer of robotics-based electronic production test equipment and application support services for $9.3 million.  The transactions were accounted for as business combinations. The purchase consideration was allocated among the acquired assets and liabilities, including several acquired intangible assets.

We identified the accounting for the business combinations as a critical audit matter because of the significant, subjective assumptions used and judgments made by management in developing the discounted cash flow models used to estimate the fair value of the intangible assets acquired in the business combinations.  As a result, we performed audit procedures to test the Company’s discounted cash flow models, including significant assumptions related to revenue growth rates, royalty rates, discount rates, and contingent consideration that are affected by expected future market or economic conditions.  In addition, we used professionals with specialized skill and knowledge in valuation methods to assist us in performing these procedures.

Addressing the accounting for business combinations involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

●	Obtaining an understanding of management’s process for developing the fair value estimates;

●	Testing management’s process for developing the fair value estimates;

●	Testing the completeness, accuracy, and relevance of certain underlying data used in the discounted cash flow models;

●

Assessing management’s methodologies, evaluating the appropriateness of the discounted cash flow models, and performing tests on the significant assumptions used by management.  This included evaluating the Company’s financial forecasts by comparing the significant assumptions used to current industry and economic trends, changes in the Company’s business model, the current customer base and the Company’s product mix;

●	Assessing the reasonableness of management’s forecasted revenue streams to identify, understand, and evaluate the reasonableness of the forecasts as compared to historical results and market data;

●	Performing a sensitivity analysis of the significant assumptions used to evaluate changes in the fair value estimates resulting from changes in the assumptions; and

●	Utilizing a valuation specialist to assist us in evaluating certain key inputs including, but not limited to, the discount rates and royalty rates.

Valuation of Goodwill

As disclosed in Notes 2 and 6 to the Company’s consolidated financial statements, the Company has two operating segments which are also its reporting units - Thermal and EMS. As of December 31, 2021, the Company’s goodwill balance of approximately $21.4 million was allocated to the Company’s Thermal reporting unit. The Company evaluates its goodwill for impairment annually at the beginning of the fourth quarter, or more frequently whenever events or changes in circumstances indicate that it is more likely than not that the carrying value of goodwill may not be recoverable. The Company performed its annual goodwill impairment test as of October 1, 2021 using a quantitative approach.

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

Blue Bell, Pennsylvania
March 23, 2022

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$21,195	$10,277
Trade accounts receivable, net of allowance for doubtful accounts of $213 and $212, respectively	16,536	8,435
Inventories	12,863	7,476
Prepaid expenses and other current assets	1,483	776
Total current assets	52,077	26,964

Property and equipment:
Machinery and equipment	5,733	5,356
Leasehold improvements	3,001	2,636
Gross property and equipment	8,734	7,992
Less: accumulated depreciation	(6,046)	(5,642)
Net property and equipment	2,688	2,350

Right-of-use assets, net	5,919	6,387
Goodwill	21,448	13,738
Intangible assets, net	21,634	12,421
Restricted certificates of deposit	100	140
Other assets	39	30
Total assets	$103,905	$62,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$-
Current portion of operating lease liabilities	1,371	1,215
Accounts payable	4,281	2,424
Accrued wages and benefits	4,080	1,944
Accrued professional fees	1,048	776
Customer deposits and deferred revenue	6,038	396
Accrued sales commission	863	472
Domestic and foreign income taxes payable	2,024	825
Other current liabilities	1,267	804
Total current liabilities	25,072	8,856
Operating lease liabilities, net of current portion	5,248	6,050
Term Note, net of current portion	16,000	-
Deferred tax liabilities	1,379	1,922
Contingent consideration	930	-
Other liabilities	453	450
Total liabilities	49,082	17,278

Commitments and Contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,910,460 and 10,562,200 shares issued, respectively	109	106
Additional paid-in capital	29,931	26,851
Retained earnings	24,393	17,110
Accumulated other comprehensive earnings	594	889
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	54,823	44,752
Total liabilities and stockholders' equity	$103,905	$62,030

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020

Revenue	$84,878	$53,823
Cost of revenue	43,654	29,719
Gross margin	41,224	24,104

Operating expenses:
Selling expense	11,083	7,522
Engineering and product development expense	5,531	5,070
General and administrative expense	15,865	11,444
Restructuring and other charges	286	1,285
Total operating expenses	32,765	25,321

Operating income (loss)	8,459	(1,217)
Other expense	(57)	(14)

Earnings (loss) before income tax expense (benefit)	8,402	(1,231)
Income tax expense (benefit)	1,119	(336)

Net earnings (loss)	$7,283	$(895)

Net earnings (loss) per common share – basic	$0.70	$(0.09)

Weighted average common shares outstanding – basic	10,462,246	10,256,560

Net earnings (loss) per common share – diluted	$0.68	$(0.09)

Weighted average common shares and common share equivalents outstanding – diluted	10,729,862	10,256,560

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(In thousands)

	Years Ended December 31,
	2021	2020

Net earnings (loss)	$7,283	$(895)

Unrealized loss on interest rate swap agreement	(21)	-
Foreign currency translation adjustments	(274)	216

Comprehensive earnings (loss)	$6,988	$(679)

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2020	10,413,982	$104	$26,256	$18,005	$673	$(204)	$44,834

Net loss	-	-	-	(895)	-	-	(895)
Other comprehensive earnings	-	-	-	-	216	-	216
Amortization of deferred compensation related to stock-based awards	-	-	671	-	-	-	671
Issuance of unvested shares of restricted stock	229,110	2	(2)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(67,125)	-	-	-	-	-	-
Repurchase and retirement of common stock	(13,767)	-	(74)	-	-	-	(74)

Balance, December 31, 2020	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	7,283	-	-	7,283
Other comprehensive loss	-	-	-	-	(295)	-	(295)
Amortization of deferred compensation related to stock-based awards	-	-	1,450	-	-	-	1,450
Issuance of unvested shares of restricted stock	131,209	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,125)	-	-	-	-	-	-
Stock options exercised	231,185	2	1,581	-	-	-	1,583
Shares issued under Employee Stock Purchase Plan	3,991	-	50	-	-	-	50

Balance, December 31, 2021	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$7,283	$(895)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,145	3,174
Impairment of right-of-use assets	-	612
Provision for excess and obsolete inventory	203	444
Foreign exchange loss	34	26
Amortization of deferred compensation related to stock-based awards	1,450	671
Proceeds from sale of demonstration equipment, net of gain	145	82
Loss on disposal of property and equipment	50	22
Deferred income tax benefit	(489)	(341)
Changes in assets and liabilities:
Trade accounts receivable	(4,775)	887
Inventories	(2,544)	(717)
Prepaid expenses and other current assets	(416)	35
Restricted certificates of deposit	40	-
Other assets	(9)	(4)
Accounts payable	1,177	430
Accrued wages and benefits	1,220	(70)
Accrued professional fees	267	(31)
Customer deposits and deferred revenue	4,755	(62)
Accrued sales commission	280	29
Operating lease liabilities	(1,218)	(1,297)
Domestic and foreign income taxes payable	301	(48)
Other current liabilities	(59)	301
Other liabilities	(6)	-
Net cash provided by operating activities	10,834	3,248

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	(20,378)	-
Purchase of property and equipment	(994)	(658)
Proceeds from sale of property and equipment	-	10
Net cash used in investing activities	(21,372)	(648)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Note	20,500	-
Repayments of Term Note	(400)	-
Proceeds from stock options exercised and shares sold through Employee Stock Purchase Plan	1,633	-
Proceeds from Paycheck Protection Program loans	-	2,829
Repayments of Paycheck Protection Program loans	-	(2,829)
Proceeds from revolving credit facility	-	2,800
Repayments of revolving credit facility	-	(2,800)
Repurchases of common stock	-	(74)
Net cash provided by (used in) financing activities	21,733	(74)

Effects of exchange rates on cash	(277)	139
Net cash provided by all activities	10,918	2,665
Cash and cash equivalents at beginning of period	10,277	7,612
Cash and cash equivalents at end of period	$21,195	$10,277
Cash payments for:
Domestic and foreign income taxes	$1,322	$54

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$1,541	$971
Forfeiture of unvested shares of restricted stock	(164)	(405)

Details of acquisitions:
Fair value of assets acquired, net of cash	$17,717
Liabilities assumed	(3,849)
Contingent consideration	(1,109)
Goodwill resulting from acquisitions	7,619
Net cash paid for acquisitions	$20,378

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We manage our business as two operating segments which are also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). As discussed further in Note 3, during the fourth quarter of 2021, we acquired Z-Sciences Corp (“Z-Sciences”), Videology Imaging Solutions Inc. and Videology Imaging Solutions Europe B.V. (collectively, “Videology”) and Acculogic Inc. and its affiliates (collectively “Acculogic”). The results of Z-Sciences and Videology are included in our Thermal segment. The results of Acculogic are included in our EMS segment.

Our Thermal segment designs, manufactures and sells our thermal test and thermal process products, ultra-cold storage solutions and digital streaming and image capturing solutions. Our EMS segment designs, manufactures and sells our semiconductor test products and our robotics-based electronic production test equipment. We manufacture our products in the U.S, Canada and the Netherlands. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Germany, Singapore, the Netherlands and the U.K. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries.

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

Our markets include the semiconductor market (“Semi Market”) which includes both the broader semiconductor market as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market. All other markets are designated as “Multimarket.” The Semi Market, which has historically been the largest single market in which we operate, is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. This market is subject to significant economic downturns at various times.

Our EMS segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to automated test equipment (“ATE”) manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the Semi Market. With the acquisition of Acculogic, our EMS segment also sells its products to customers in markets outside the semiconductor market including the defense/aerospace and life science markets. Our Thermal segment sells its thermal test products to end users and OEM customers within the ATE sector of the Semi Market. It sells its thermal process products to customers in the wafer processing sector within the Semi Market; however, it also sells its products to customers in a variety of other markets outside the Semi Market, including the automotive, defense/aerospace, industrial, life sciences and security markets.

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

COVID-19 Pandemic

We are following the guidance of the Centers for Disease Control and Prevention and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encourage all employees to maintain social distancing when applicable. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. While the negative impact of COVID-19 on our business was reduced significantly throughout 2021, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2021.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded for the years ended December 31, 2021 or 2020. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our credit facility and our interest rate swap are discussed further below and in Note 12. Our liabilities for contingent consideration are accounted for in accordance with the guidance in Accounting Standards Codification ASC 820 (Fair Value Measurement). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 4 for further disclosures related to the fair value of our liabilities for contingent consideration.

Goodwill, Intangible and Long-Lived Assets

We have two operating segments which are also our reporting units: Thermal and EMS. We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) Topic 350 (Intangibles - Goodwill and Other). Finite-lived intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment annually at the beginning of the fourth quarter on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. Goodwill is considered to be impaired if the fair value of a reporting unit is less than its carrying amount. As a part of the goodwill impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amount, a quantitative goodwill impairment test is not required. However, if, as a result of our qualitative assessment, we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or, if we choose not to perform a qualitative assessment, we are required to perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized.

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

Indefinite-lived intangible assets are assessed for impairment annually at the beginning of the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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

Nature of Products and Services

We are a global supplier of innovative test and process solutions for use in manufacturing and testing in targeted markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We sell thermal management products including ThermoStreams, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic, Sigma, Thermonics and North Sciences (formerly Z-Sciences) product lines, and Ambrell Corporation’s (“Ambrell”) precision induction heating systems, including EKOHEAT and EASYHEAT products. As a result of the acquisition of Videology, we sell industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We provide post-warranty service and support for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the Semi Market. We also sell many of our products to various other markets including the automotive, defense/aerospace, industrial, life sciences and security markets.

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

See Notes 7 and 19 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Effective January 1, 2021, our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. Prior to January 1, 2021, these criteria identified obsolete material as material that had not been used in a work order during the prior twelve months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $203 and $444 for the years ended December 31, 2021 and 2020, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As previously discussed above under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $666 and $630 for the years ended December 31, 2021 and 2020, respectively.

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

Operating lease payments are included in cash outflows from operating activities on our consolidated statements of cash flows. Amortization of right-of-use assets is presented separately from the change in operating lease liabilities and is included in Depreciation and Amortization on our consolidated statements of cash flows.

We have made an accounting policy election not to apply the recognition requirements of ASC Topic 842 to short-term leases (leases with a term of one year or less at the commencement date of the lease). Lease expense for short-term lease payments is recognized on a straight-line basis over the lease term.

See Note 10 for further disclosures regarding our leases.

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Note 12. The fair value of the interest rate swap was $21 at December 31, 2021 and is included in Other Liabilities on our balance sheet. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a new facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $463 to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2023. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of December 31, 2021, $370 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $73 at December 31, 2021. As of December 31, 2021, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 15.

Engineering and Product Development

Engineering and product development costs, which consist primarily of the salary and related benefits costs of our technical staff, as well as the cost of materials used in product development, are expensed as incurred.

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2021 and 2020, foreign currency transaction losses were $34 and $26, respectively.
Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. See Note 13 for additional information regarding income taxes.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Years Ended December 31,
	2021	2020

Weighted average common shares outstanding–basic	10,462,246	10,256,560
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	267,616	-
Weighted average common shares and common share equivalents outstanding–diluted	10,729,862	10,256,560
Average number of potentially dilutive securities excluded from calculation	231,938	717,015

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

(3)	ACQUISITIONS

Z-Sciences

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences, a developer of ultra-cold storage solutions for the medical cold chain market. The acquisition of this technology enhances our medical offerings and increases our presence in the life sciences market which is a key target market for us. Z-Sciences was founded in 2004. Its founder joined us as a consultant and is expected to become an employee in 2022. The purchase price for Z-Sciences was $500 in cash, subject to a customary post-closing working capital adjustment, $300 of which was paid at closing. The remaining $200, adjusted for the final working capital amount, will be paid on the one-year anniversary of closing based on the seller complying with the terms of his employment agreement, as discussed below. This amount has been recorded as a contingent consideration liability on our balance sheet at December 31, 2021 as our current assumption is that this liability will be paid out in October 2022. It is included in Other Current Liabilities. The fair value of this liability at December 31, 2021 approximates its cost due to the short maturity. In addition to his salary, in connection with his prospective employment, Z-Sciences founder will receive a multi-year restricted stock award with vesting provisions which would be contingent upon achieving future performance milestones related to sales growth and profitability of products related to the Z-Sciences business for the fiscal years from 2022 through 2026. The award will be valued at a maximum of $1,800. The actual numbers of shares to be awarded will be based on the stock price on the date of grant with a cap of 200,000 shares at the 100% attainment level of the vesting provisions that are defined in the restricted stock award agreement. The value of the award will be recorded as compensation expense in our statement of operations on a straight-line basis over the period in which the shares vest. Total acquisition costs incurred to complete this transaction were $82. Acquisition costs were expensed as incurred and included in general and administrative expense.

The acquisition of Z-Sciences has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Z-Sciences have been included in our consolidated results of operations from the date of acquisition. The allocation of the Z-Sciences’ purchase price was based on estimated fair values as of October 6, 2021.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $479, which includes $179 for the estimated fair value of contingent consideration, has been allocated as follows:

Goodwill	$111
Identifiable intangible asset – Customer Relationships	389
Tangible assets acquired and liabilities assumed:
Trade accounts receivable	24
Inventories	4
Accounts payable	(21)
Accrued expenses	(28)
Total purchase price	$479

We estimated the fair value of Z-Sciences identifiable intangible asset, which represents customer relationships, using an income approach. The weighted average estimated useful life of this asset is fourteen years. We are amortizing this asset over its estimated useful life based on the pattern in which the economic benefits of the asset are expected to be consumed.

For the period from October 6, 2021 to December 31, 2021, Z-Sciences contributed $15 of revenue. Subsequent to the date of acquisition, Z-Sciences was re-branded as North Sciences and is being operated as a product line of our iTS subsidiary. As such, net earnings are not separately tracked.

Unaudited pro forma information which would give effect to the acquisition of Z-Sciences as if the acquisition occurred on January 1, 2020 is not presented because the financial results for Z-Sciences prior to our acquisition are considered immaterial.

Videology

On October 28, 2021, we acquired substantially all of the assets of Videology, a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The acquisition of Videology expands our process technology solutions, diversifies our reach into key targeted markets and broadens our customer base. It also builds on our process technology platforms by expanding our automation capabilities to add future product solutions with imaging data and analytical tools. The purchase price for Videology was $12,000 paid in cash at closing subject to a customary post-closing working capital adjustment. Total acquisition costs incurred to complete this transaction were $288. Acquisition costs were expensed as incurred and included in general and administrative expense.

The acquisition of Videology has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Videology have been included in our consolidated results of operations from the date of acquisition. The allocation of the Videology purchase price was based on estimated fair values as of October 27, 2021.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $12,094 has been allocated as follows:

Goodwill	$4,596
Identifiable intangible assets	5,246
Tangible assets acquired and liabilities assumed:
Cash	71
Trade accounts receivable	771
Inventories	1,726
Other current assets	57
Property and equipment	70
Accounts payable	(281)
Accrued expenses	(162)
Total purchase price	$12,094

We estimated the fair value of identifiable intangible assets acquired using the income approach. Identifiable intangible assets acquired include customer relationships, customer backlog, technology and a tradename. We are amortizing the finite-lived intangible assets acquired over their estimated useful lives based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.

The following table summarizes the estimated fair value of Videology’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$2,960	14.0
Technology	1,050	9.0
Customer backlog	386	0.8
Total finite-lived intangible assets	4,396	11.6

Indefinite-lived intangible assets:
Tradename	850
Total intangible assets	$5,246

For the period from October 27, 2021 to December 31, 2021, Videology contributed $1,434 of revenue and had a net loss of $146.

The following unaudited pro forma information gives effect to the acquisition of Videology as if the acquisition occurred on January 1, 2020. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Years Ended December 31,
	2021	2020

Revenue	$92,591	$63,422
Net earnings	$9,024	$1,167
Diluted earnings per share	$0.84	$0.11

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $288 incurred by us as a direct result of the transaction.

Acculogic

On December 21, 2021, we completed our acquisition of Acculogic, a global manufacturer of robotics-based electronic production test equipment and application support services. The Acculogic acquisition adds electronics test capabilities with new technologies and services as well as broadens our customer base, furthers our end market diversification and expands our international footprint. The purchase price for Acculogic was approximately $9,000 paid in cash at closing subject to a customary post-closing working capital adjustment. In addition, we may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $4,000 at December 31, 2021. The acquisition was completed by acquiring all of the outstanding capital stock of Acculogic. Total acquisition costs incurred to complete this transaction were $1,297. Acquisition costs were expensed as incurred and included in general and administrative expense.

The acquisition of Acculogic has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Acculogic have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Acculogic is not yet complete. The preliminary allocation of the Acculogic purchase price was based on estimated fair values as of December 21, 2021. We are currently working with third-party valuation specialists to assist us with our purchase accounting. The information that needs to be gathered from multiple sources, including the records and personnel at Acculogic, is not yet fully assembled. As a result, the values reflected below are preliminary and we expect that they may change. In particular, we expect that the total value assigned to our patents, technology and customer relationships and the related deferred tax liabilities, the fair value of acquired accounts receivable, inventory, certain accrued expenses as well as our liability for contingent consideration may all change as we finalize our assessments. In addition, the final working capital adjustment has also not yet been completed. Adjustments to these preliminary amounts will be included in the final allocation of the purchase price for Acculogic, which we expect to finalize in the second quarter of 2022. These adjustments could be material.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $9,297, which includes $930 for the estimated fair value of contingent consideration, has been allocated as follows:

Goodwill	$2,912
Identifiable intangible assets	5,074
Tangible assets acquired and liabilities assumed:
Cash	312
Trade accounts receivable	2,630
Inventories	1,329
Other current assets	240
Property and equipment	156
Accounts payable	(406)
Accrued expenses	(2,950)
Total purchase price	$9,297

We estimated the fair value of identifiable intangible assets acquired using the income approach. Identifiable intangible assets acquired include customer relationships, customer backlog, technology and a tradename. We are amortizing the finite-lived intangible assets acquired over their estimated useful lives based on the pattern in which the economic benefits of the intangible asset are expected to be consumed.

The following table summarizes the estimated fair value of Acculogic’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$2,761	14.0
Technology	1,300	9.0
Customer backlog	135	0.5
Total finite-lived intangible assets	4,196	12.0

Indefinite-lived intangible assets:
Tradename	878
Total intangible assets	$5,074

For the period from December 21, 2021 to December 31, 2021, Acculogic contributed $48 of revenue and had a net loss of $131.

The following unaudited pro forma information gives effect to the acquisition of Acculogic as if the acquisition occurred on January 1, 2020. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

	Years Ended December 31,
	2021	2020

Revenue	$95,490	$66,484
Net earnings	$7,180	$842
Diluted earnings per share	$0.67	$0.08

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1,297 incurred by us as a direct result of the transaction.

(4)	FAIR VALUE MEASUREMENTS

ASC Topic 820 (Fair Value Measurement) establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 12 is measured at fair value on a recurring basis using Level 2 inputs.The contingent consideration liabilities on our balance sheet are measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021 and Acculogic on December 21, 2021. The contingent consideration liability for Z-Sciences represents the estimated fair value of the additional cash consideration payable that is contingent upon the continued employment with us of the Z-Sciences founder as discussed more fully in Note 3. It is included in Other Current Liabilities on our balance sheet. At December 31, 2021, we have assumed this payment will be made. The contingent consideration liability for Acculogic represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to EV or battery customers as described further in Note 3. At December 31, 2021, we have made a preliminary assessment of the fair value of this amount. The purchase price allocation for Acculogic is not yet complete, as discussed in Note 3, and this amount could change.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2021
Contingent consideration liability – Z-Sciences	$179	$-	$-	$179
Contingent consideration liability – Acculogic	$930	$-	$-	$930
Interest rate swap	$21	$-	$21	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the year ended December 31, 2021 were as follows:

Year Ended
December 31,
2021
Balance at beginning of period	$-
Contingent consideration liability established in connection with the acquisition of Z-Sciences	179
Contingent consideration liability established in connection with the acquisition of Acculogic	930

Balance at end of period	$1,109

(5)	RESTRUCTURING AND OTHER CHARGES

EMS Segment Restructuring and Facility Consolidation

On September 21, 2020, we notified employees in our Fremont, California facility of a plan to consolidate all manufacturing for our EMS segment into our manufacturing operations located in Mt. Laurel, New Jersey. The consolidation of manufacturing operations resulted in the closure of the Fremont facility and the termination of certain employees at that location. As a result of the consolidation, we incurred charges for severance and other one-time termination benefits of $69, other associated costs, including moving and production start-up costs, of $159 and charges related to exiting the facility of $675, which included a non-cash impairment charge related to the ROU asset for the lease of the Fremont facility of $522. The total costs incurred in 2020 related to this action were $903 and are included in restructuring and other charges in our consolidated statement of operations. During 2021, we incurred $183 of additional charges associated with finalizing the integration of the manufacturing operations. All of these charges were cash charges and are included in restructuring and other charges in our consolidated statement of operations. The integration of our EMS manufacturing operations took longer than originally anticipated, primarily as a result of the significant increase in our business activity during the first half of 2021 as we delayed some final integration activities and instead allocated our resources to meet customer demand for shipments of our products during this time. We completed the integration of the EMS manufacturing operations in the third quarter of 2021.

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

Executive Management Changes

Chief Financial Officer

On June 10, 2021, our Board of Directors (the “Board”) accepted the retirement of Hugh T. Regan, Jr. from the positions of Chief Financial Officer, Treasurer, and Secretary (the “Retirement”). In connection with the Retirement, we entered into a Separation and Consulting Agreement (the “Separation and Consulting Agreement”) with Mr. Regan effective June 11, 2021 pursuant to which Mr. Regan agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option. We did not extend the consulting services beyond the original three months. The Separation and Consulting Agreement also provided that Mr. Regan was entitled to a severance benefit of $120. In connection with the Retirement, we also agreed that certain options issued to Mr. Regan in March 2020 to purchase shares of our common stock that remained unvested on the date of the Retirement would continue to vest after the Retirement and expire one year from their respective vesting dates.

On June 10, 2021, the Board approved, effective as of June 14, 2021, the appointment of Duncan Gilmour to the position of Chief Financial Officer, Treasurer, and Secretary. Mr. Gilmour entered into a letter agreement, dated June 10, 2021, subject to his appointment as our Chief Financial Officer, Treasurer, and Secretary, which appointments were approved on June 10, 2021 and were effective as of June 14, 2021.

Total costs incurred during 2021 related to these executive management changes were $370, which consisted of $159 for consulting and legal fees related to the transition, $120 for severance paid to our former Chief Financial Officer (“CFO”) and $91 of stock-based compensation expense, primarily as a result of the modification of the March 2020 option awards issued to our former CFO, as discussed above. The $120 of severance is included in restructuring and other charges in our consolidated statement of operations. The balance of the costs is included in general and administrative expense in our consolidated statement of operations.

Chief Executive Officer

On August 6, 2020, James Pelrin resigned as President and Chief Executive Officer (“CEO”) and as a director. In connection with his resignation, we entered into a Separation and Consulting Agreement (the “Separation Agreement”) with Mr. Pelrin dated August 6, 2020 pursuant to which Mr. Pelrin agreed to provide consulting services for three months, subject to an extension of up to an additional three months at our option. We did not extend the consulting services beyond the original three months. The Separation Agreement also provided that Mr. Pelrin was entitled to severance and other benefits.

On August 6, 2020, the Board approved, effective as of August 24, 2020, the appointment of Richard N. Grant, Jr. to the position of President and CEO and to fill the vacancy on the Board left by Mr. Pelrin’s resignation. We entered into a letter agreement with Mr. Grant, subject to his appointment as our President, CEO and a director, which appointments occurred on August 6, 2020 and became effective as of August 24, 2020.

Total costs incurred during the year ended December 31, 2020 related to these executive management changes were $514, which consisted of $381 for executive management search firm fees, legal fees related to the transition, and consulting fees paid to our former CEO and $133 for severance and other one-time termination benefits paid to our former CEO. These costs were partially offset by the reversal of $117 of expense related to stock-based compensation awards forfeited at his termination date by our former CEO. The severance and one-time termination benefits are included in restructuring and other charges on our consolidated statement of operations for the year ended December 31. 2020. The other associated costs, net of the reversal of stock-based compensation expense, are included in general and administrative expense on our consolidated statement of operations for the year ended December 31, 2020.

In addition, in connection with these actions, we reduced the administrative footprint in our Mansfield, Massachusetts corporate office associated with the reestablishment of the Mt. Laurel, New Jersey office as our corporate headquarters. We recorded a non-cash impairment charge of $90 during the fourth quarter of 2020 related to the ROU asset associated with the lease of the corporate space in Mansfield and a cash charge of $99 for other costs related to reducing the size of this facility. These costs are included in restructuring and other charges on our consolidated statement of operations for the year ended December 31. 2020.

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

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the years ended December 31, 2021 and 2020 are as follows:

	EMS Facility Consolidation	Executive Management Changes	Other Charges	Total
Balance - January 1, 2020	$-	$-	$-	$-
Accruals for severance and other one-time termination benefits	69	133	46	248
Accruals for other associated costs	159	-	14	173
Accruals for costs related to subletting the Fremont, CA facility	153	-	-	153
Accruals for costs related to subletting the Mansfield, MA facility	-	99	-	99
Cash payments	(148)	(125)	(60)	(333)
Balance - December 31, 2020	233	107	-	340
Accruals for severance and other one-time termination benefits	-	120	-	120
Accruals for other associated costs	183	-	-	183
Cash payments	(416)	(157)	-	(573)
Balance - December 31, 2021	$-	$70	$-	$70

(6)	GOODWILL AND INTANGIBLE ASSETS

We have two operating segments which are also our reporting units: Thermal and EMS. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

There was no change in the carrying value of goodwill for the year ended December 31, 2020. Changes in the amount of the carrying value of goodwill for the year ended December 31, 2021 are as follows:

Balance - January 1, 2021	$13,738
Acquisition of Z-Sciences	111
Acquisition of Videology	4,596
Acquisition of Acculogic	2,912
Impact of foreign currency translation adjustments	91
Balance - December 31, 2021	$21,448

Goodwill was comprised of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Thermal Segment:
Sigma	$1,656	$1,656
Thermonics	50	50
Ambrell	12,032	12,032
Z-Sciences	111	-
Videology	4,544	-
Total Thermal Segment	18,393	13,738

EMS Segment:
Acculogic	3,055	-
Total Goodwill	$21,448	$13,738

Intangible Assets

There was no change in the carrying value of indefinite-lived intangible assets for the year ended December 31, 2020. Changes in the amount of the carrying value of indefinite-lived intangible assets for the year ended December 31, 2021 are as follows:

Balance - January 1, 2021	6,710
Acquisition of Videology	850
Acquisition of Acculogic	878
Impact of foreign currency translation adjustments	(10)
Balance - December 31, 2021	$8,428

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2021 and 2020 are as follows:

Balance - January 1, 2020	$6,944
Amortization	(1,233)
Balance - December 31, 2020	5,711
Acquisition of Z-Sciences	389
Acquisition of Videology	4,396
Acquisition of Acculogic	4,196
Impact of foreign currency translation adjustments	(46)
Amortization	(1,440)
Balance - December 31, 2021	$13,206

The following tables provide further detail about our intangible assets as of December 31, 2021 and 2020:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,544	$6,160	$10,384
Technology	2,950	569	2,381
Patents	590	585	5
Backlog	521	85	436
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	21,015	7,809	13,206
Indefinite-lived intangible assets:
Trademarks	8,428	-	8,428
Total intangible assets	$29,443	$7,809	$21,634

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$10,480	$4,912	$5,568
Technology	600	477	123
Patents	590	570	20
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	12,080	6,369	5,711
Indefinite-lived intangible assets:
Trademarks	6,710	-	6,710
Total intangible assets	$18,790	$6,369	$12,421

We generally amortize our finite-lived intangible assets over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are expected to be consumed, or on a straight-line basis, if an alternate amortization method cannot be reliably determined. Any such alternate amortization method would. None of our intangible assets have any residual value.

The following table sets forth the estimated annual amortization expense for each of the next five years:

2022	$2,720
2023	$2,132
2024	$2,007
2025	$1,793
2026	$1,182

Impairment of Goodwill and Indefinite Life Intangible Assets

During October 2021 and December 2020, respectively, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2021 and 2020 for the discounted cash flows was 16.0% and 20.0%, respectively. The selection of the rate in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2021 and 2020, we compared the fair value of our Thermal reporting unit with its carrying value. This assessment indicated no impairment existed as the fair value of the reporting unit exceeded its carrying value in both 2021 and 2020.

During the indefinite life intangible asset impairment assessment in both 2021 and 2020, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2021 and 2020.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2021 and 2020, we did not review any of our long-lived assets for impairment other than the ROU assets related to the leases for our facilities in Fremont, CA and Mansfield, MA as discussed further in Notes 5 and 10. There were no events or changes in business circumstances that would indicate an impairment might exist other than the events identified and discussed in Note 3 related to these specific long-lived assets.

(7)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 19 for information about revenue by operating segment and geographic region.

	Years Ended December 31,
	2021	2020
Revenue by customer type:
End user	$72,738	$48,041
OEM/Integrator	12,140	5,782
	$84,878	$53,823
Revenue by product type:
Thermal test	$19,156	$15,768
Thermal process	26,260	18,966
Semiconductor test	31,825	13,112
Service/other	7,637	5,977
	$84,878	$53,823
Revenue by market:
Semi Market	$54,937	$26,870
Industrial	17,257	15,370
Defense/aerospace	4,125	6,314
Automotive	4,325	1,930
Other Multimarket	4,234	3,339
	$84,878	$53,823

There were no significant changes in the amount of the allowance for doubtful accounts for the years ended December 31, 2021 and 2020.

(8)	MAJOR CUSTOMERS

During the year ended December 31, 2021, Texas Instruments Incorporated accounted 13% of our consolidated revenue. While both of our operating segments sold products to this customer, this revenue was primarily generated by our EMS segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2020, no customer accounted for 10% or more of our consolidated revenue.

(9)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2021	2020
Raw materials	$10,403	$5,371
Work in process	1,250	1,085
Inventory consigned to others	44	45
Finished goods	1,166	975
Total inventories	$12,863	$7,476

(10)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the years ended December 31, 2021 and 2020, respectively, were as follows:

	Years Ended December 31,
	2021	2020

Operating lease cost	$1,191	$1,583
Short-term lease cost	$82	$47

The following is additional information about our leases as of December 31, 2021:

Range of remaining lease terms (in years)	0.3	to	9.3
Weighted average remaining lease term (in years)		5.7
Weighted average discount rate		4.2%

Maturities of lease liabilities as of December 31, 2021 were as follows:

2022	$1,620
2023	1,613
2024	1,568
2025	735
2026	467
Thereafter	1,378
Total lease payments	$7,381
Less imputed interest	(762)
Total	$6,619

Cash Flow Information

Total amortization of ROU assets for the years ended December 31, 2021 and 2020 was $1,039 and $1,294, respectively.

ROU Asset Impairment Charges

During the fourth quarter of 2020, we recorded charges for non-cash impairments related to certain of our ROU assets as discussed further in Note 5. The total of these charges was $612. In determining whether our ROU assets were impaired, we considered the intended future use of the assets, including whether we expect to be able to sublease the related facilities. In both cases, we expected to eventually be able to sublease the facilities, but we did not expect to successfully negotiate a sublease for either facility in 2021. Our projected future cash inflows from sublease income reflected this expectation. In order to determine whether an impairment existed, we compared all future cash outflows related to the lease for the underlying ROU asset and compared this with our projected future cash inflows from the sublease. We developed several scenarios to model the expected timing and amount of sublease income we expect to receive. In all cases, the future cash outflows exceeded the expected future cash inflows, resulting in the conclusion that the ROU assets were impaired. We then discounted the projected deficit in each scenario using our estimated cost of capital and probability weighted the results to determine the amount of the impairment charge to record. As previously discussed in Note 5, on July 19, 2021, we executed a sublease for our facility in Fremont, which was one of the facilities for which we had recorded an impairment in the related ROU asset in 2020. The sublease commenced in August 2021 and ends November 30, 2025, which is the termination date of our lease for this facility. We entered into this sublease approximately 14 months earlier than we had estimated in December 2020. As a result, we will record approximately $350 of incremental sublease income above the level that we had estimated at the time that we recorded the impairment charge in December 2020. This income will be recorded ratably over the term of the sublease and will be included in other income in our consolidated statements of operations.

Lease Modifications and Additions

Supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 was as follows:

Year ended December 31, 2021

Non-cash increases in operating lease liabilities and ROU assets as a result of acquisitions and the execution of new leases:

	Operating Lease Liabilities	ROU Assets
Addition to facility leases – Fremont, CA	$202	$202
Addition to facility leases – Videology	$252	$252
Addition to automobile leases – Videology	$54	$54
Addition to facility leases – Acquisition of Acculogic	$78	$76

In August 2021, we executed a lease for office space for the engineering and sales staff located in Fremont, California. This lease has a 38.5 month term. At the effective date of this lease, we recorded an increase in our ROU assets and operating lease liabilities of approximately $202.

On October 27, 2021, we acquired Videology as discussed further in Note 3. In November 2021, we executed a new lease for a facility for Videology’s operations in the Netherlands. This lease has a 37 month term. At the effective date of this lease, we recorded an increase in our operating lease liabilities and ROU assets of approximately $252. In addition, in December 2021, we executed a 48 month lease for an automobile for this same operation. At the effective date of this lease, we recorded an increase in our operating lease liabilities and ROU assets of approximately $54.

On December 21, 2021, we acquired Acculogic as discussed further in Note 3. As a result of this acquisition, we recorded an increase in our lease liabilities and ROU assets of $78 and $76, respectively, related to a facility lease we acquired as a part of this transaction.

Year ended December 31, 2020

Non-cash increases in operating lease liabilities and ROU assets as a result of lease modifications and the execution of new leases:

	Operating Lease Liabilities	ROU Assets
Modification to lease for facility in Fremont, California	$1,176	$1,176
Modification to lease for facility in Mt. Laurel, New Jersey	$2,051	$2,051
Modification to lease for Ambrell’s Netherlands facility	$133	$133
Additions to automobile leases	$91	$91

On January 23, 2020, we executed an amendment to the lease for our EMS facility in Fremont, California, which extended the term for a period of 61 months commencing on November 1, 2020 and expiring on November 30, 2025. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $1,176.

On September 22, 2020, we executed an amendment to the lease for our EMS facility in Mt. Laurel, New Jersey, which extended the term of the existing lease for a period of 120 months commencing on May 1, 2021. At the effective date of this modification, we recorded an increase in our ROU assets and operating lease liabilities of approximately $2,051. In addition, effective on August 1, 2021, the leased space was reduced to approximately 33,650 square feet.

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

(11)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2021	2020
Accrued warranty	$531	$235
Contingent consideration – Z-Sciences acquisition	179	-
Accrued taxes	113	67
Accrued restructuring	70	340
Other	374	162
Total other current liabilities	$1,267	$804

(12)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2021 and 2020 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2021	Dec. 31 2020
Mt. Laurel, NJ	3/29/2010	4/30/2022	4/30/2031	$50	$90
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$140

Credit Facility

On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement (the “October 2021 Agreement”) with M&T Bank (“M&T”). The October 2021 Agreement includes a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility and replaces the Loan and Security Agreement, dated April 10, 2020, as amended by the First Amendment to Loan and Security Agreement, dated December 16, 2020, and the Second Amendment to Loan and Security Agreement, dated April 10, 2021. Our domestic subsidiaries, Ambrell, inTEST EMS, inTEST SV and Temptronic, are guarantors under the October 2021 Agreement (collectively, the “Guarantors”). The October 2021 Agreement has a five year contract period that began on the Closing Date and expires on October 15, 2026 (the “Contract Period”), and draws under the Term Note will be permissible for two years.

The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five year amortizing term loan with a balloon due at maturity, or (ii) up to a five year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The October 2021 Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2021 it was approximately 2.1% based on current leverage. On December 29, 2021, the October 2021 Agreement was amended to include our subsidiaries, Acculogic Ltd. and Acculogic Inc., as subsidiary guarantors thereunder.

The following table sets forth the maturities of long-term debt for each of the next five years:

2022	$4,100
2023	4,100
2024	4,100
2025	4,100
2026	3,700
$20,100

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

(13)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

Earnings (loss) before income taxes was as follows:

	Years Ended December 31,
	2021	2020
Domestic	$7,372	$(2,017)
Foreign	1,030	786
Total	$8,402	$(1,231)

Income tax expense (benefit) was as follows:

	Years Ended December 31,
	2021	2020
Current
Domestic – Federal	$1,208	$(182)
Domestic – state	140	53
Foreign	259	135
Total	$1,607	$6
Deferred
Domestic – Federal	$(387)	$(299)
Domestic – state	(31)	(7)
Foreign	(70)	(36)
Total	(488)	(342)
Income tax expense	$1,119	$(336)

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Operating lease liabilities	$1,407	$1,601
Inventories	387	321
Accrued vacation pay and stock-based compensation	354	252
Net operating loss (state and foreign)	205	241
Allowance for doubtful accounts	45	44
Accrued warranty	31	13
Acquisition costs	9	10
Tax credit carryforwards	17	5
Other	49	71
Total	2,504	2,558
Valuation allowance	(64)	(169)
Deferred tax assets	2,440	2,389
Deferred tax liabilities:
Net intangible assets	(2,381)	(2,697)
Right-of-use assets	(1,245)	(1,400)
Depreciation of property and equipment	(193)	(214)
Deferred tax liabilities	(3,819)	(4,311)
Net deferred tax liabilities	$(1,379)	$(1,922)

The net change in the valuation allowance for the years ended December 31, 2021 and 2020 was a decrease of $105 and $65, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2040.

An analysis of the effective tax rate for the years ended December 31, 2021 and 2020 and a reconciliation from the expected statutory rate of 21% is as follows:

	Years Ended December 31,
	2021	2020
Expected income tax expense (benefit) at U.S. statutory rate	$1,764	$(259)
Increase (decrease) in tax from:
Acquisition costs	163	-
Dividend from foreign subsidiaries	146	83
NOL carryforwards utilized	56	64
Restricted stock compensation	(126)	62
Global intangible low taxed income	28	35
Nondeductible expenses	8	8
Current year tax credits (foreign and research)	(386)	(82)
Domestic tax benefit, net of Federal benefit	153	(68)
Changes in valuation allowance	(105)	(65)
Foreign income tax rate differences	9	(34)
Section 250 foreign derived intangible income deduction	(599)	(9)
Other	8	(71)
Income tax expense (benefit)	$1,119	$(336)

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2021 and 2020, we did not have an accrual for uncertain tax positions.

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

As of December 31, 2021, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation Third Amended and Restated 2014 Stock Plan, as amended (the "2014 Stock Plan"). The 2014 Stock Plan was originally approved at our annual meeting of stockholders held on June 25, 2014 and permitted the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. On June 27, 2018, our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 500,000 to 1,000,000 shares. On June 19, 2019, our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 1,000,000 to 2,000,000 shares. As of December 31, 2021, there were 738,565 aggregate shares available to grant under the 2014 Plan.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of December 31, 2021, total compensation expense to be recognized in future periods is $2,618. The weighted average period over which this expense is expected to be recognized is 2.4 years.

The following table summarizes the compensation expense we recorded during 2021 and 2020 related to unvested shares of restricted stock and stock options:

	Years Ended December 31,
	2021	2020
Cost of revenues	$26	$-
Selling expense	22	12
Engineering and product development expense	62	42
General and administrative expense	1,340	617
	$1,450	$671

There was no compensation expense capitalized in 2021 or 2020.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2021 and 2020 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Risk-free interest rate	1.03%	0.46%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.50	.44
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during 2021 and 2020 was $5.70 and $1.48, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2020	506,810	6.89
Granted	113,980	3.49
Exercised	-	-
Canceled	(182,590)	6.31
Options outstanding, December 31, 2020 (204,630 exercisable)	438,200	6.25
Granted	282,404	11.77
Exercised	(231,185)	6.85
Canceled	(80,550)	9.55
Options outstanding, December 31, 2021 (59,195 exercisable)	408,869	9.07

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level.

On August 24, 2020, our new President and CEO received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of December 31, 2021, we have estimated that these shares will vest at 100% of the original amount.

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. As of December 31, 2021, we have estimated that these shares will vest at 100% of the original amount.

On June 14, 2021, our new CFO received two restricted stock awards totaling 7,941 shares valued at $133 as of the date of grant, which was also his hire date. Of the total shares awarded, 1,988 shares vest over 4 years (25% at each anniversary) and 5,953 shares vest on August 24, 2023 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on June 14, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of December 31, 2021, we have estimated that these shares will vest at 100% of the original amount.

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. As of December 31, 2021, we have estimated that these shares will vest at 100% of the original amount.

The following table summarizes the activity related to unvested restricted stock awards for the two years ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2020	165,031	6.55
Granted	229,110	4.24
Vested	(89,861)	5.32
Forfeited	(67,125)	6.03
Unvested shares outstanding, December 31, 2020	237,155	4.93
Granted	131,209	11.74
Vested	(87,706)	7.59
Forfeited	(18,125)	9.02
Unvested shares outstanding, December 31, 2021	262,533	7.16

The total fair value of the restricted stock awards that vested during the years ended December 31, 2021 and 2020 was $1,101 and $357, respectively, as of the vesting dates of these awards.

(16)	STOCK REPURCHASE PLANS

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

(17)	EMPLOYEE STOCK PURCHASE PLAN

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

On December 31, 2021, employees purchased 3,991 shares of our stock through the ESPP at a cost of $43. The closing market price on the date of the purchase was $12.72. The price paid by employees was $10.81 which represented a 15% discount. The total amount of the discount of $8 was recorded as compensation expense in our consolidated statements of operations.

(18)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, EMS LLC, Temptronic and Silicon Valley who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2021 and 2020 we recorded $347 and $331 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the years ended December 31, 2021 and 2020 we recorded $165 and $62 of expense for matching contributions, respectively.

Videology has a Savings Incentive Match plan (the “Videology Plan”) for its employees who work in the U.S., which qualifies as a SIMPLE-IRA plan under Section 401(p) of the Internal Revenue Code. Eligible employees may contribute up to $13 of their salary to the Videology Plan. Employees age 50 or over may also make a catch-up contribution up to $3. Videology makes a non-elective contribution up to a maximum of 2% of compensation for eligible employees. Non-elective contributions of $3 were made to the Videology Plan from the acquisition date of Videology through December 31, 2021. Effective January 1, 2022, we will terminate the Videology Plan and employees will be eligible to participate in the inTEST Corporation Incentive Savings Plan.

(19)	SEGMENT INFORMATION

We have two reportable segments, Thermal and EMS, which are also our reporting units. Thermal includes the operations of Temptronic, Thermonics, Sigma, inTEST Thermal Solutions GmbH (Germany), inTEST Pte, Limited (Singapore), Ambrell, Z-Sciences and Videology, both of which we acquired in October 2021 as discussed further in Note 3. Sales of this segment consist primarily of temperature management systems which we design, manufacture and market under our Temptronic, Thermonics and Sigma product lines, precision induction heating systems which are designed, manufactured and marketed by Ambrell, our ultra-cold storage solutions for the medical cold chain market which are designed, manufactured and marketed by Z-Sciences and industrial-grade circuit board mounted video digital cameras and related devices, systems and software designed, manufactured and marketed by Videology. In addition, this segment provides post-warranty service and support.

EMS includes the operations of our manufacturing facility in Mt. Laurel, New Jersey and Acculogic, which we acquired in December 2021 as discussed further in Note 3. Sales of this segment consist primarily of manipulator, docking hardware and tester interface products, which we design, manufacture and market under our inTEST EMS product line and robotics-based electronic production test equipment and application support services which are sold by Acculogic.

We operate our business worldwide and sell our products both domestically and internationally. Both of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the Semi Market, including the automotive, defense/aerospace, industrial, life sciences, security and other markets.

	Years Ended December 31,
	2021	2020
Revenue from unaffiliated customers:
Thermal	$52,369	$40,209
EMS	32,509	13,614
	$84,878	$53,823
Depreciation/amortization:
Thermal	$1,931	$1,727
EMS	135	109
Corporate	40	27
	$2,106	$1,863
Operating income (loss):
Thermal	$2,759	$325
EMS	9,431	(1,113)
Corporate	(3,731)	(429)
	$8,459	$(1,217)
Earnings (loss) before income tax expense (benefit):
Thermal	$2,698	$306
EMS	9,432	(1,077)
Corporate	(3,728)	(460)
	$8,402	$(1,231)
Income tax expense (benefit):
Thermal	$359	$84
EMS	1,257	(294)
Corporate	(497)	(126)
	$1,119	$(336)
Net earnings (loss):
Thermal	$2,339	$222
EMS	8,175	(783)
Corporate	(3,231)	(334)
	$7,283	$(895)
Capital expenditures:
Thermal	$518	$371
EMS	423	284
Corporate	53	3
	$994	$658

	December 31,
	2021	2020
Identifiable assets:
Thermal	$67,531	$50,782
EMS	26,251	9,667
Corporate	10,123	1,581
	$103,905	$62,030

The following table provides information about our geographic areas of operation. Revenue from unaffiliated customers are based on the location to which the goods are shipped.

	Years Ended December 31,
	2021	2020
Revenue from unaffiliated customers:
U.S.	$26,802	$22,211
Foreign	58,076	31,612
	$84,878	$53,823

	December 31,
	2021	2020
Property and equipment:
U.S.	$2,346	$2,053
Foreign	342	297
	$2,688	$2,350

(20)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2021. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the Semi Market. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/21(1)	6/30/21(2)	9/30/21(3)	12/31/21(4)	Total
Revenue	$19,556	$21,820	$21,144	$22,358	$84,878
Gross margin	9,521	10,962	10,395	10,346	41,224
Earnings before income tax expense (benefit)	2,578	3,056	2,532	236	8,402
Income tax expense (benefit)	366	447	357	(51)	1,119
Net earnings (loss)	2,212	2,609	2,175	287	7,283

Net earnings per common share – basic	$0.21	$0.25	$0.21	$0.03	$0.70
Weighted average common shares outstanding – basic	10,329,449	10,442,916	10,496,188	10,580,431	10,462,246
Net earnings per common share – diluted	$0.21	$0.24	$0.20	$0.03	$0.68
Weighted average common shares outstanding – diluted	10,525,826	10,764,936	10,792,290	10,836,396	10,729,862

	Quarters Ended
	3/31/20(5)	6/30/20(6)	9/30/20(7)	12/31/20(8)	Total
Revenue	$11,230	$13,275	$14,443	$14,875	$53,823
Gross margin	4,867	6,067	6,450	6,720	24,104
Earnings (loss) before income tax expense (benefit)	(1,393)	183	433	(454)	(1,231)
Income tax expense (benefit)	(250)	13	(25)	(74)	(336)
Net earnings (loss)	(1,143)	170	458	(380)	(895)

Net earnings (loss) per common share – basic	$(0.11)	$0.02	$0.04	$(0.04)	$(0.09)
Weighted average common shares outstanding – basic	10,220,853	10,252,490	10,269,995	10,282,903	10,256,560
Net earnings (loss) per common share – diluted	$(0.11)	$0.02	$0.04	$(0.04)	$(0.09)
Weighted average common shares outstanding – diluted	10,220,853	10,258,917	10,287,562	10,282,903	10,256,560

(1)	The quarter ended March 31, 2021 includes $55 of restructuring and other charges which are discussed in Note 5.
(2)	The quarter ended June 30, 2021 includes $197 of restructuring and other charges which are discussed in Note 5.
(3)	The quarter ended September 30, 2021 includes $51 of restructuring and other charges which are discussed in Note 5.
(4)	The quarter ended December 31, 2021 includes a recovery of $17 of restructuring and other charges which are discussed in Note 5.
(5)	The quarter ended March 31, 2020 includes $8 of restructuring and other charges which are discussed in Note 5.
(6)	The quarter ended June 30, 2020 includes $38 of restructuring and other charges which are discussed in Note 5.
(7)	The quarter ended September 30, 2020 includes $161 of restructuring and other charges which are discussed in Note 5.
(8)	The quarter ended December 31, 2020 includes $1,078 of restructuring and other charges which are discussed in Note 5.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)	Deductions	Reserve Amounts Acquired through Business Combinations	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2021
Allowance for doubtful accounts	$212	$-	$-	$-	$1	$213
Warranty reserve	235	249	(156)	203	-	531

Year Ended December 31, 2020
Allowance for doubtful accounts	$211	$-	$-	$-	1	$212
Warranty reserve	334	32	(131)	-	-	235