Form 10-Q
period 2022-03-31
INTEST CORP
filed 2022-05-16
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on May 2, 2022:   11,005,180

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,211	$21,195
Trade accounts receivable, net of allowance for doubtful accounts of $212 and $213, respectively	17,292	16,536
Inventories	14,913	12,863
Prepaid expenses and other current assets	1,853	1,483
Total current assets	51,269	52,077
Property and equipment:
Machinery and equipment	5,801	5,733
Leasehold improvements	3,193	3,001
Gross property and equipment	8,994	8,734
Less: accumulated depreciation	(6,190)	(6,046)
Net property and equipment	2,804	2,688
Right-of-use assets, net	5,657	5,919
Goodwill	21,863	21,448
Intangible assets, net	20,905	21,634
Restricted certificates of deposit	100	100
Other assets	336	39
Total assets	$102,934	$103,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,444	1,371
Accounts payable	5,896	4,281
Accrued wages and benefits	2,898	4,080
Accrued professional fees	527	1,048
Customer deposits and deferred revenue	5,425	6,038
Accrued sales commissions	842	863
Domestic and foreign income taxes payable	1,625	2,024
Other current liabilities	1,390	1,267
Total current liabilities	24,147	25,072
Operating lease liabilities, net of current portion	4,876	5,248
Term Note, net of current portion	15,117	16,000
Deferred tax liabilities	941	1,379
Contingent consideration	1,369	930
Other liabilities	483	453
Total liabilities	46,933	49,082

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 10,995,194 and 10,910,460 shares issued, respectively	110	109
Additional paid-in capital	30,358	29,931
Retained earnings	24,970	24,393
Accumulated other comprehensive earnings	767	594
Treasury stock, at cost; 33,077 shares	(204)	(204)
Total stockholders' equity	56,001	54,823
Total liabilities and stockholders' equity	$102,934	$103,905

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$24,081	$19,556
Cost of revenue	13,068	10,035
Gross profit	11,013	9,521

Operating expenses:
Selling expense	3,456	2,403
Engineering and product development expense	1,924	1,322
General and administrative expense	4,831	3,161
Restructuring and other charges	-	55
Total operating expenses	10,211	6,941

Operating income	802	2,580
Other expense	(147)	(2)

Earnings before income tax expense	655	2,578
Income tax expense	78	366

Net earnings	$577	$2,212

Earnings per common share – basic	$0.05	$0.21

Weighted average common shares outstanding – basic	10,617,271	10,329,449

Earnings per common share – diluted	$0.05	$0.21

Weighted average common shares and common share equivalents outstanding – diluted	10,842,592	10,525,826

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net earnings	$577	$2,212

Unrealized gain on interest rate swap agreement	289	-
Foreign currency translation adjustments	(116)	(101)

Comprehensive earnings	$750	$2,111

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2022

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	577	-	-	577
Other comprehensive earnings	-	-	-	-	173	-	173
Amortization of deferred compensation related to stock-based awards	-	-	372	-	-	-	372
Issuance of unvested shares of restricted stock	79,489	1	(1)	-	-		-
Shares issued under Employee Stock Purchase Plan	5,245	-	56	-	-	-	56

Balance, March 31, 2022	10,995,194	$110	$30,358	$24,970	$767	$(204)	$56,001

	Three Months Ended March 31, 2021

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	2,212	-	-	2,212
Other comprehensive loss	-	-	-	-	(101)	-	(101)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	81,468	1	(1)	-	-		-
Stock options exercised	99,740	1	716	-	-	-	717

Balance, March 31, 2021	10,743,408	$108	$27,835	$19,322	$788	$(204)	$47,849

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$577	$2,212
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	1,279	740
Provision for excess and obsolete inventory	123	39
Foreign exchange loss	40	8
Amortization of deferred compensation related to stock-based awards	372	269
Loss on disposal of property and equipment	-	22
Proceeds from sale of demonstration equipment, net of gain	19	7
Deferred income tax benefit	(438)	(9)
Changes in assets and liabilities:
Trade accounts receivable	(832)	(5,082)
Inventories	(2,177)	(783)
Prepaid expenses and other current assets	(374)	212
Other assets	(8)	(8)
Accounts payable	1,592	1,235
Accrued wages and benefits	(1,179)	103
Accrued professional fees	(520)	(261)
Customer deposits and deferred revenue	(608)	799
Accrued sales commissions	(20)	232
Operating lease liabilities	(346)	(343)
Domestic and foreign income taxes payable	(395)	335
Other current liabilities	40	(57)
Other liabilities	60	(7)
Net cash used in operating activities	(2,795)	(337)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(335)	(388)
Net cash used in investing activities	(335)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Term Note	(883)	-
Proceeds from shares sold under Employee Stock Purchase Plan	56	-
Proceeds from stock options exercised	-	717
Net cash provided by (used in) financing activities	(827)	717

Effects of exchange rates on cash	(27)	(74)

Net cash used in all activities	(3,984)	(82)
Cash and cash equivalents at beginning of period	21,195	10,277
Cash and cash equivalents at end of period	$17,211	$10,195

Cash payments for:
Domestic and foreign income taxes	$966	$41

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Adjustments to preliminary purchase accounting for Acculogic (Note 3)
Increase in liability for contingent consideration	$500
Increase in fair value of intangible assets	$(49)
Increase in goodwill	$(451)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). As discussed further in Note 15, effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies. Prior period information has been reclassified to be comparable to the current period’s presentation.

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

All of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers' needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. In addition, we sell our products to a variety of different types of customers with varying levels of discounts and commission expense. As a result of changes in both the mix of products sold as well as customer mix in any given period, our consolidated gross margin can vary significantly from period to period.

The semiconductor market (“semi” or the “semi market”) which includes both the broader semiconductor market, as well as the more specialized automated test equipment (“ATE”) and wafer processing sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical as well as seasonal market patterns. The semi market is also subject to periods of significant expansion or contraction in demand. In addition to the semi market, we sell into a variety of other markets. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the semi market. With the acquisition of Acculogic in December 2021, our Electronic Test segment also sells its products to customers in markets outside the semi market including the automotive, defense/aerospace, industrial and life sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial and life sciences markets. Our Process Technologies segment sells its products to customers in the wafer processing sector within the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets.

Our financial results are affected by a wide variety of factors, including, but not limited to, general economic conditions worldwide and in the markets in which we operate, economic conditions specific to the semi market and the other markets we serve, downward pricing pressures from customers, our reliance on a relatively few number of customers for a significant portion of our sales and our ability to safeguard patented technology and intellectual property in a rapidly evolving market. In addition, we are exposed to the risk of obsolescence of our inventory depending on the mix of future business and technological changes within the markets that we serve. Part of our strategy for growth includes potential acquisitions that may cause us to incur substantial expense in reviewing and evaluating potential transactions. We may or may not be successful in locating suitable businesses to acquire and in closing acquisitions of businesses we pursue. In addition, we may not be able to successfully integrate any business we do acquire with our existing business and we may not be able to operate the acquired business profitably. As a result of these or other factors, we may experience significant period-to-period fluctuations in future operating results.

COVID-19 Pandemic

With respect to the COVID-19 pandemic, we are following the guidance of the Centers for Disease Control and Prevention and the local regulatory authorities in regions outside the U.S. While in most cases we are no longer requiring employees to wear masks indoors in our domestic locations, in certain of our facilities, where we have experienced a recent increase in the number of employees contracting the virus, we have re-instituted a mask requirement. We are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encouraging all employees to maintain social distancing when appropriate. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. We are still assessing the impact of the recent increase in cases in certain of our facilities and exploring alternatives to address the lost production time. With regard to the recent shutdowns in China, we are working with our customers to identify alternate plans for delivery of our products to this region. If the spread of COVID-19 or its variants continues to worsen, we may experience additional lost production time or further interruption in our ability to ship our products to our customers. In addition, if one or more of our significant customers or suppliers is impacted, or significant additional governmental regulations and restrictions are imposed, our business in the future could be negatively impacted. We continue to monitor the situation closely and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including contingent consideration, inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) filed on March 23, 2022 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2022.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our credit facility and our interest rate swap are discussed further below and in Note 11. Our liabilities for contingent consideration are accounted for in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 4 for further disclosures related to the fair value of our liabilities for contingent consideration.

Goodwill, Intangible and Long-Lived Assets

As discussed in Notes 1 and 15, during the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal and EMS. Effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three reportable segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies.

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

See Notes 7 and 15 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $123 and $39 for the three months ended March 31, 2022 and 2021, respectively.

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

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 4 and 11. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of March 31, 2022, $285 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $236 at March 31, 2022. As of March 31, 2022, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

Earnings (Loss) Per Common Share

Earnings (loss) per common share - basic is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share - diluted is computed by dividing earnings (loss) by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2022	2021

Weighted average common shares outstanding–basic	10,617,271	10,329,449
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	225,321	196,377
Weighted average common shares and common share equivalents outstanding–diluted	10,842,592	10,525,826
Average number of potentially dilutive securities excluded from calculation	318,574	347,068

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

Z-Sciences

As discussed further in Note 3 to our consolidated financial statements in our 2021 Form 10-K, on October 6, 2021, we acquired substantially all of the assets of Z-Sciences Corp. (“Z-Sciences”), a developer of ultra-cold storage solutions for the medical cold chain market. The Z-Sciences product line was re-branded as “North Sciences” after our acquisition. The acquisition enhances our medical offerings and increases our presence in the life sciences market which is a key target market for us. Z-Sciences was founded in 2004. Its founder joined us as a consultant and is expected to become an employee in 2022. As of March 31, 2022, he was still a consultant. The purchase price for Z-Sciences was $500 in cash, subject to a customary post-closing working capital adjustment, $300 of which was paid at closing. The remaining $200, adjusted for the final working capital amount, will be paid on the one-year anniversary of closing based on the seller complying with the terms of his employment agreement. This amount has been recorded as a contingent consideration liability on our balance sheet at March 31, 2022 as our current assumption is that this liability will be paid out in October 2022. It is included in Other Current Liabilities. The fair value of this liability at March 31, 2022 approximates its cost due to the short maturity. In addition to his salary, in connection with his prospective employment, Z-Sciences’ founder will receive a multi-year restricted stock award with vesting provisions which would be contingent upon achieving future performance milestones related to sales growth and profitability of products related to the Z-Sciences business for the fiscal years from 2022 through 2026. The award will be valued at a maximum of $1,800. The actual numbers of shares to be awarded will be based on the stock price on the date of grant with a cap of 200,000 shares at the 100% attainment level of the vesting provisions that are defined in the restricted stock award agreement. The value of the award will be recorded as compensation expense in our statement of operations on a straight-line basis over the period in which the shares vest.

The acquisition of Z-Sciences has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Z-Sciences have been included in our consolidated results of operations from the date of acquisition. The allocation of the Z-Sciences’ purchase price was based on fair values as of October 6, 2021. Further information about the allocation of the purchase price is discussed in Note 3 to our consolidated financial statements in our 2021 Form 10-K.

Unaudited pro forma information which would give effect to the acquisition of Z-Sciences as if the acquisition occurred on January 1, 2021 is not presented because the financial results for Z-Sciences prior to our acquisition are considered immaterial.

Videology

As discussed further in Note 3 to our consolidated financial statements in our 2021 Form 10-K, on October 28, 2021, we acquired substantially all of the assets of Videology Imaging Solutions Inc. and Videology Imaging Solutions Europe B.V. (collectively, “Videology”), a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The acquisition of Videology expands our process technology solutions, diversifies our reach into key targeted markets and broadens our customer base. It also builds on our process technology platforms by expanding our automation capabilities to add future product solutions with imaging data and analytical tools. The purchase price for Videology was $12,000 paid in cash at closing subject to a customary post-closing working capital adjustment.

The acquisition of Videology has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Videology have been included in our consolidated results of operations from the date of acquisition. The allocation of the Videology purchase price was based on fair values as of October 27, 2021. Further information about the allocation of the purchase price, and goodwill and intangible assets recorded as a result of the acquisition is discussed in Note 3 to our consolidated financial statements in our 2021 Form 10-K.

The following unaudited pro forma information gives effect to the acquisition of Videology as if the acquisition occurred on January 1, 2021. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

Three Months Ended March 31, 2021

Revenue	$21,855
Net earnings	$2,832
Diluted earnings per share	$0.27

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $288 incurred by us as a direct result of the transaction.

Acculogic

As discussed further in Note 3 to our consolidated financial statements in our 2021 Form 10-K, on December 21, 2021, we completed our acquisition of Acculogic Inc. and its affiliates (collectively, “Acculogic”), a global manufacturer of robotics-based electronic production test equipment and application support services. The acquisition was completed by acquiring all of the outstanding capital stock of Acculogic. The Acculogic acquisition adds electronics test capabilities with new technologies and services as well as broadens our customer base, furthers our end market diversification and expands our international footprint. The purchase price for Acculogic was approximately $9,000 paid in cash at closing subject to a customary post-closing working capital adjustment. In addition, we may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $4,000 at March 31, 2022. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1,430. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. In future reporting periods, this same approach will be utilized to estimate the fair value of the contingent consideration at each reporting date. Changes in the amount of the estimated fair value of the earnouts since the acquisition date will be recorded as operating expenses in our statement of operations in the quarter in which they occur.

The acquisition of Acculogic has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Acculogic have been included in our consolidated results of operations from the date of acquisition. The allocation of the purchase price for Acculogic is not yet complete as the calculation of post-closing working capital adjustment has not yet been finalized. We are in discussions with the seller and expect the calculation to be finalized in the second quarter of 2022. We currently expect the final post-closing working capital adjustment to be a decrease in the purchase price in the range of $350 to $450.

The preliminary allocation of the Acculogic purchase price which is presented below was based on estimated fair values as of December 21, 2021. At December 31, 2021, we were still working with third-party valuation specialists to assist us with finalizing several aspects of the purchase price, including the valuation of intangible assets and contingent consideration. During the first quarter of 2022, we finalized the valuation of intangible assets, which did not change materially from the preliminary values reported in our 2021 Form 10-K, and the valuation of contingent consideration, which increased approximately $500 from the preliminary value reported in our 2021 Form 10-K. The increase primarily reflects an increase in the estimate of net invoices for which payments are expected to be received on systems sold to EV or battery customers in excess of CAD $2,500 per year in the five-year period from 2022 through 2026.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $9,797, which includes $1,430 for the estimated fair value of contingent consideration, has been allocated as follows:

Goodwill	$3,363
Identifiable intangible assets	5,123
Tangible assets acquired and liabilities assumed:
Cash	312
Trade accounts receivable	2,630
Inventories	1,329
Other current assets	240
Property and equipment	156
Accounts payable	(406)
Accrued expenses	(2,950)
Total purchase price	$9,797

Further information about the intangible assets recorded as a result of the acquisition is discussed in Note 3 to our consolidated financial statements in our 2021 Form 10-K.

The following unaudited pro forma information gives effect to the acquisition of Acculogic as if the acquisition occurred on January 1, 2021. These proforma summaries do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These proforma summaries are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

Three Months Ended March 31, 2021

Revenue	$22,286
Net earnings	$2,185
Diluted earnings per share	$0.21

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

ASC Topic 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 11 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liabilities on our balance sheet are measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021 and Acculogic on December 21, 2021. The contingent consideration liability for Z-Sciences represents the estimated fair value of the additional cash consideration payable that is contingent upon the continued employment with us of the Z-Sciences founder as discussed more fully in Note 3. It is included in Other Current Liabilities on our balance sheet. At December 31, 2021, we have assumed this payment will be made. The contingent consideration liability for Acculogic represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to EV or battery customers as described further in Note 3. This amount was increased by $500 during the three months ended March 31, 2022 in connection with finalizing this aspect of the purchase price allocation.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2022
Contingent consideration liability – Z-Sciences	$179	$-	$-	$179
Contingent consideration liability – Acculogic	$1,478	$-	$-	$1,478
Interest rate swap	$289	$-	$289	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the three months ended March 31, 2022 were as follows:

Three Months Ended March 31, 2022
Balance at beginning of period	$1,109
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	500
Impact of foreign currency translation adjustments	48

Balance at end of period	$1,657

(5)	RESTRUCTURING AND OTHER CHARGES

During 2021, we recorded restructuring and other charges related to various actions including the consolidation of manufacturing for certain of our Electronic Test segment’s products and changes in our executive management team. These charges are discussed more fully in Note 5 to our consolidated financial statements in our 2021 Form 10-K. There were no restructuring and other charges incurred in the three months ended March 31, 2022. During the first quarter of 2021, we incurred $55 of charges associated with finalizing the integration of the aforementioned manufacturing operations of our Electronic Test segment.

Accrued Restructuring

The liability for accrued restructuring charges at March 31, 2022 relates to costs associated with the move of our corporate office from our Mansfield, Massachusetts facility to our facility in New Jersey, as discussed more fully in Note 5 to our consolidated financial statements in our 2021 Form 10-K. We expect to pay out the remaining amount accrued during the second quarter of 2022. The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the three months ended March 31, 2022 were as follows:

Balance - January 1, 2022	$70
Cash payments	(7)
Balance - March 31, 2022	$63

(6)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2022 are as follows:

Balance - January 1, 2022	$21,448
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 for contingent consideration and intangible assets related to acquisition of Acculogic (see Note 3)	451
Impact of foreign currency translation adjustments	(36)
Balance - March 31, 2022	$21,863

Goodwill was comprised of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Electronic Test:
Acculogic	$3,566	$3,055

Environmental Technologies:
Sigma	1,656	1,656
Thermonics	50	50
Z-Sciences	111	111
Total Environmental Technologies	1,817	1,817

Process Technologies:
Ambrell	12,032	12,032
Videology	4,448	4,544
Total Process Technologies	16,480	16,576

Total goodwill	$21,863	$21,448

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the three months ended March 31, 2022 are as follows:

Balance - January 1, 2022	$8,428
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 related to acquisition of Acculogic (see Note 3)	20
Impact of foreign currency translation adjustments	2
Balance - March 31, 2022	$8,450

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2022 are as follows:

Balance - January 1, 2022	$13,206
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 related to acquisition of Acculogic (see Note 3)	29
Impact of foreign currency translation adjustments	2
Amortization	(782)
Balance - March 31, 2022	$12,455

Intangible assets were allocated to our reporting segments at March 31, 2022 and December 31, 2021 as follows:

	March 31,	December 31,
	2022	2021
Electronic Test:
Acculogic	$4,973	$5,074

Environmental Technologies:
Sigma	510	510
Thermonics	3	5
Z-Sciences	365	378
Total Environmental Technologies	878	893

Process Technologies:
Ambrell	10,375	10,680
Videology	4,679	4,987
Total Process Technologies	15,054	15,667

Total intangible assets	$20,905	$21,634

The following tables provide further detail about our intangible assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,566	$6,634	$9,932
Technology	2,971	682	2,289
Patents	590	587	3
Backlog	507	276	231
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	21,044	8,589	12,455
Indefinite-lived intangible assets:
Trademarks	8,450	-	8,450
Total intangible assets	$29,494	$8,589	$20,905

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,544	$6,160	$10,384
Technology	2,950	569	2,381
Patents	590	585	5
Backlog	521	85	436
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	21,015	7,809	13,206
Indefinite-lived intangible assets:
Trademarks	8,428	-	8,428
Total intangible assets	$29,443	$7,809	$21,634

We generally amortize our finite-lived intangible assets over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are expected to be consumed, or on a straight-line basis, if an alternate amortization method cannot be reliably determined. Any such alternate amortization method would. None of our intangible assets have any residual value.

The following table sets forth the estimated annual amortization expense for each of the next five years:

2022 (remainder)	$1,937
2023	$2,137
2024	$2,013
2025	$1,799
2026	$1,188

(7)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by market for the three months ended March 31, 2021 has been reclassified to be consistent with how the information for the current period is presented. See also Note 15 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2022	2021
Revenue by customer type:
End user	$19,579	$17,660
OEM/Integrator	4,502	1,896
	$24,081	$19,556
Revenue by product type:
Thermal test	$5,057	$4,305
Thermal process	7,465	5,566
Semiconductor test	6,348	8,320
Video imaging	1,851	-
Flying probe and in-circuit testers	1,688	-
Service/other	1,672	1,365
	$24,081	$19,556
Revenue by market:
Semiconductor	$13,390	$13,320
Industrial	2,799	1,427
Automotive (including Electric Vehicles)	2,756	1,327
Defense/aerospace	1,493	1,252
Life Sciences	699	643
Security	574	-
Other	2,370	1,587
	$24,081	$19,556

There were no significant changes in the amount of the allowance for doubtful accounts for the three months ended March 31, 2022.

(8)	MAJOR CUSTOMERS

During the three months ended March 31, 2022, no customer accounted for 10% or more of our consolidated revenue. During the three months ended March 31, 2021, Texas Instruments Incorporated accounted for 16% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the three months ended March 31, 2021.

(9)	INVENTORIES

Inventories held at March 31, 2022 and December 31, 2021 were comprised of the following:

	March 31, 2022	December 31, 2021
Raw materials	$11,179	$10,403
Work in process	1,562	1,250
Inventory consigned to others	44	44
Finished goods	2,128	1,166
Total inventories	$14,913	$12,863

(10)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021

Operating lease cost	$326	$324
Short-term lease cost	$30	$8

The following is additional information about our leases as of March 31, 2022:

Range of remaining lease terms (in years)	1.0	to	9.1
Weighted average remaining lease term (in years)		5.5
Weighted average discount rate		4.2%

Maturities of lease liabilities as of March 31, 2022 were as follows:

2022	$1,227
2023	1,636
2024	1,573
2025	735
2026	467
Thereafter	1,378
Total lease payments	$7,016
Less imputed interest	(696)
Total	$6,320

Cash Flow Information

Total amortization of ROU assets for the three months ended March 31, 2022 and 2021 was $309 and $280, respectively.

During the three months ended March 31, 2022, we executed an amendment to the lease for our facility in Singapore which extended the term for a period of 24 months commencing on April 1, 2022 and expiring on March 31, 2024. At the effective date of this modification, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $51.

(11)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2022 and December 31, 2021 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2022	Dec. 31, 2021
Mt. Laurel, NJ	3/29/2010	4/30/2023	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

Credit Facility

On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement (the “October 2021 Agreement”) with M&T Bank (“M&T”). The October 2021 Agreement includes a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility. The October 2021 Agreement has a five year contract period that began on the Closing Date and expires on October 15, 2026 (the “Contract Period”), and draws under the Term Note will be permissible for two years. As of March 31, 2022, we had not borrowed any amounts under the revolving credit facility, and we had $4,500 available under our Term Note. Our borrowings under the Term Note are discussed below. Interest expense for the three months ended March 31, 2022 was $137. There was no interest expense in the three months ended March 31, 2021.

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

On October 28, 2021, we drew $12,000 under the Term Note to finance the acquisition of Videology as discussed above. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2022 it was approximately 2.2% based on current leverage. Effective April, 1 2022 this rate increased to approximately 2.4%.

The following table sets forth the maturities of long-term debt for each of the next five years:

2022 (remainder)	$3,217
2023	4,100
2024	4,100
2025	4,100
2026	3,700
$19,217

(12)	STOCK-BASED COMPENSATION PLAN

As of March 31, 2022, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2021 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of March 31, 2022, total compensation expense to be recognized in future periods is $3,232. The weighted average period over which this expense is expected to be recognized is 2.4 years.

The following table summarizes the compensation expense we recorded during the three months ended March 31, 2022 and 2021 related to unvested shares of restricted stock and stock options:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$11	$-
Selling expense	7	3
Engineering and product development expense	19	10
General and administrative expense	335	256
	$372	$269

There was no compensation expense capitalized in three months ended March 31, 2022 or 2021.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rate	1.81%	1.00%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.54	.49
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2022 and 2021 was $5.19 and $5.09, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2022 (59,195 exercisable)	408,869	9.07
Granted	38,540	9.76
Exercised	-	-
Canceled	-	-
Options outstanding, March 31, 2022 (101,670 exercisable)	447,409	9.13

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level. The awards granted prior to January 1, 2022 are discussed in more detail in Note 15 to the consolidated financial statement in our 2021 Form 10-K. There have been no significant changes to our assumptions related to the expected vesting percentages for these awards as of March 31, 2022.

On March 9, 2022, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of March 31, 2022, we have estimated that these shares will vest at 100% of the original amount.

The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2022	262,533	7.16
Granted	79,489	10.03
Vested	(18,467)	9.21
Forfeited	-	-
Unvested shares outstanding, March 31, 2022	323,555	7.69

The total fair value of the restricted stock awards that vested during the three months ended March 31, 2022 and 2021 was $188 and $244, respectively, as of the vesting dates of these awards.

(13)	EMPLOYEE STOCK PURCHASE PLAN

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

On March 31, 2022, employees purchased 5,245 shares of our stock through the ESPP at a cost of $56. The closing market price on the date of the purchase was $10.73. The price paid by employees was $9.12 which represented a 15% discount. The total amount of the discount of $8 was recorded as compensation expense in our consolidated statements of operations. From the effective date of the ESPP through March 31, 2022, a total of 9,236 shares of stock have been purchased by employees through the ESPP at a cost of $91. We have recorded a total of $16 of compensation expense in our consolidated statements of operations related to these shares.

(14)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2022 and 2021 we recorded $216 and $171 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three months ended March 31, 2022 and 2021 we recorded $101 and $43 of expense for matching contributions, respectively.

(15)	SEGMENT INFORMATION

During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal and EMS. As previously discussed in Note 1, effective January 1, 2022, we reorganized our segments to better align with our plan to manage and report our business going forward. This change in our operating and reporting structure reflects the evolution of our business, particularly as a result of the broadening of our product portfolio through the acquisitions we completed in the fourth quarter of 2021, which are discussed more fully in Note 3. Accordingly, for 2022, we have three reportable segments which are also our reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). Prior period information has been reclassified to be comparable to the current period’s presentation.

Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents earnings before income tax expense and excludes other income (expense), corporate expenses and acquired intangible amortization.

	Three Months Ended March 31,
	2022	2021
Revenue:
Electronic Test	$8,778	$8,501
Environmental Technologies	6,993	6,198
Process Technologies	8,310	4,857
Total revenue	$24,081	$19,556

Income from divisional operations:
Electronic Test	$1,887	$2,987
Environmental Technologies	802	923
Process Technologies	730	456
Total income from divisional operations	3,419	4,366
Corporate expenses	(1,835)	(1,482)
Acquired intangible amortization	(782)	(304)
Other income (expense)	(147)	(2)
Earnings before income tax expense	$655	$2,578

	March 31,	December 31,
	2022	2021
Identifiable assets:
Electronic Test	$28,319	$26,251
Environmental Technologies	15,736	15,411
Process Technologies	51,737	52,120
Corporate	7,142	10,123
	$102,934	$103,905

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2022	2021
Revenue:
U.S.	$9,234	$5,747
Foreign	14,847	13,809
	$24,081	$19,556

	March 31,	December 31,
	2022	2021
Property and equipment:
U.S.	$2,433	$2,346
Foreign	371	342
	$2,804	$2,688

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the life sciences, security, industrial and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor and automated test equipment (“ATE”) markets, collectively the “semi market”;
●	indications of a change in the market cycles in the semi market, or other markets we serve;
●	developments and trends in the semi market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of current global supply chain constraints or other interruptions in our supply chain caused by external factors, including the ongoing war in Ukraine and COVID-19;
●	the impact of inflation on our business and financial condition;
●	the impact of COVID-19 on our business, liquidity, financial condition and results of operations;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally, and
●	other risk factors included in Part I, Item 1A - "Risk Factors" in our 2021 Form 10-K.

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

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1 of our 2021 Form 10-K.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). Effective January 1, 2022, we reorganized our operating segments to better align with our plan to manage and report our business going forward. This change in our operating and reporting structure reflects the evolution of our business, particularly as a result of the broadening of our product portfolio through the acquisitions we completed in the fourth quarter of 2021, which are discussed more fully in Note 3. Accordingly, for 2022, we have three reportable segments which are also our reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). Prior period information has been reclassified to be comparable to the current period’s presentation.

All of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. These factors include, for example, the amount of engineering time required to develop the product, the market or customer to which we sell the product and the level of competing products available from other suppliers. The needs of our customers ultimately determine the products that we sell in a given time period. Therefore, the mix of products sold in a given period can change significantly when compared against the prior period. As a result, our consolidated gross margin may be significantly impacted by a change in the mix of products sold in a particular period.

Markets

As discussed further in Part 1, Item 1 “Markets” of our 2021 Form 10-K, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security as well as both the front-end and back-end of the semiconductor manufacturing industry (“semi” or “semi market”). The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer processing sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

The portion of our business that is derived from the semi market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of integrated circuits (“ICs”) and, for our induction heating products, the demand for wafer processing equipment. Demand for ATE or wafer processing equipment is primarily driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for ICs and products incorporating ICs. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment.

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

While a significant portion of our orders and revenue are derived from the semi market, and our operating results generally follow the overall trend in the semi market, in any given period we may experience anomalies that cause the trend in our revenue from the semi market to deviate from the overall trend in the market. We believe that these anomalies may be driven by a variety of factors within the semi market, including, for example, changing product requirements, longer periods between new product offerings by OEMs and changes in customer buying patterns. In addition, in recent periods, we have seen instances when demand within the semi market is not consistent for each of our operating segments or for any given product within a particular operating segment. This inconsistency in demand can be driven by a number of factors but, in most cases, we have found that the primary reason is unique customer-specific changes in demand for certain products driven by the needs of their customers or markets served. Recently this has become more pronounced for our sales into the wafer processing sector within the broader semiconductor market due to the limited market penetration we have into this sector and the variability of orders we have experienced from the few customers we support. These shifts in market practices and customer-specific needs have had, and may continue to have, varying levels of impact on our operating results and are difficult to quantify or predict from period to period. Management has taken, and will continue to take, such actions it deems appropriate to adjust our strategies, products and operations to counter such shifts in market practices as they become evident.

Acquisitions

A key element to our strategy for growth is through acquisitions. As discussed more fully in Note 3 to our consolidated financial statements in this Report, during 2021, we completed three acquisitions that expanded our technology offerings, diversified our markets and customers and expanded our reach into Europe.

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences (now North Sciences), a developer of ultra-cold storage solutions for the life sciences cold chain market. This small, tuck-in transaction enhances our technology, adds new talent, and provides a low-cost entry into this fast growing, fragmented market. This business is included in our Environmental Technologies segment.

On October 28, 2021, we acquired substantially all of the assets of Videology, a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The acquisition expanded our process technology offerings, diversified our reach into key target markets and broadened our customer base. This business is included in our Process Technologies segment.

On December 21, 2021, we acquired Acculogic, a global manufacturer of robotics-based electronic production test equipment and application support services. The acquisition expanded our global reach and enhanced our product portfolio with leading technologies and automation services. This business is included in our Electronic Test segment.

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2022	2021	$	%	2021	$	%
Orders:
Electronic Test	$9,297	$10,484	$(1,187)	(11)%	$5,324	$3,973	75%
Environmental Technologies	6,914	5,644	1,270	23%	6,468	446	7%
Process Technologies	8,852	9,102	(250)	(3)%	18,667	(9,815)	(53)%
	$25,063	$25,230	$(167)	(1)%	$30,459	$(5,396)	(18)%

Semi	$12,382	$17,185	$(4,803)	(28)%	$21,386	$(9,004)	(42)%
Industrial	3,222	2,526	696	28%	2,504	718	29%
Auto/EV	2,619	1,168	1,451	124%	1,413	1,206	85%
Life Sciences	1,216	952	264	28%	654	562	86%
Defense/Aerospace	1,851	1,110	741	67%	862	989	115%
Security	153	-	153	n/a	1,620	(1,467)	(91)%
Other	3,620	2,289	1,331	58%	2,020	1,600	79%
	$25,063	$25,230	$(167)	(1)%	$30,459	$(5,396)	(18)%

Total consolidated orders for the three months ended March 31, 2022 were $25.1 million compared to $25.2 million for the same period in 2021 and $30.5 million for the three months ended December 31, 2021. Orders from customers in semi for the three months ended March 31, 2022 declined 28% compared to the same period in 2021 and 42% compared to the three months ended December 31, 2021. During the first quarter of 2021, we experienced exceptionally strong demand from our back-end semi customers as the market was in a period of significant expansion. Demand from these customers in the first quarter of 2021 has moderated, which we believe reflects the typical purchasing cycle in this market as customers complete the installation and set-up of equipment purchased throughout 2021. In addition, orders in the fourth quarter of 2021 included a $10.0 million order for our front-end semi solutions which we did not expect to repeat in the first quarter of 2022. This order will ship over the next several quarters.

Orders for the three months ended March 31, 2022 as compared to both the same period in 2021 and the three months ended December 31, 2021 reflected strong demand from the automotive market, in particular for electric vehicle (“EV”) applications utilizing our induction heating technology and our newly acquired battery test solutions. Orders increased in life sciences as well, driven by demand for a variety of our technology solutions including digital imaging and induction heating. Demand from the defense/aerospace market for environmental technology solutions was also strong in the three months ended March 31, 2022.

At March 31, 2022, our backlog of unfilled orders for all products was approximately $35.0 million compared with approximately $17.1 million at March 31, 2021 and $34.1 million at December 31, 2021. The amounts at March 31, 2022 and December 31, 2021 included approximately $7.6 million and $6.5 million, respectively, from acquired businesses. The significant increase in our backlog as compared to March 31, 2021 primarily reflects the aforementioned $10.0 million order received from one of our front-end semi market customers during the fourth quarter of 2021 and the impact of the acquired businesses. Our backlog includes customer orders which we have accepted, essentially all of which we expect to deliver in 2022, subject to supply chain constraints. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by operating segment and market (in thousands).

	Three Months Ended March 31,		Change		Three Months Ended December 31,	Change
	2022	2021	$	%	2021	$	%
Revenue:
Electronic Test	$8,778	$8,501	$277	3%	$6,851	$1,927	28%
Environmental Technologies	6,993	6,198	795	13%	7,176	(183)	(3)%
Process Technologies	8,310	4,857	3,453	71%	8,331	(21)	-%
	$24,081	$19,556	$4,525	23%	$22,358	$1,723	8%

Semi	$13,390	$13,320	$70	1%	$12,284	$1,106	9%
Industrial	2,799	1,427	1,372	96%	2,172	627	29%
Auto/EV	2,756	1,327	1,429	108%	2,697	59	2%
Life Sciences	699	643	56	9%	409	290	71%
Defense/Aerospace	1,493	1,252	241	19%	1,322	171	13%
Security	574	-	574	n/a	693	(119)	(17)%
Other	2,370	1,587	783	49%	2,781	(411)	(15)%
	$24,081	$19,556	$4,525	23%	$22,358	$1,723	8%

Total consolidated revenue for the three months ended March 31, 2022 was $24.1 million compared to $19.6 million for the same period in 2021 and $22.4 million for the three months ended December 31, 2021. Revenue for the three months ended March 31, 2022 included $4.0 million from the businesses we acquired during the fourth quarter of 2021, as previously discussed. Acquired businesses accounted for $1.5 million of revenue during the fourth quarter of 2021.

Organic growth in revenue for the three months ended March 31, 2022 was 3% compared to the same period in 2021 and reflected demand from the automotive market, in particular EVs, as well as industrial markets. The acquired businesses contributed to growth in life sciences, security and other markets. Revenue from the semi market was relatively unchanged compared to the same period in 2021 as demand from front-end semi customers offset the decline in sales to the back-end semi customers which were exceptionally strong in the same period in 2021, as previously mentioned. Compared with the three months ended December 31, 2021, revenue excluding acquired businesses declined approximately 4% largely reflecting logistics and supply chain constraints that did not allow us to ship all of the orders we had planned to ship during the first quarter of 2022. The incremental increase from acquired businesses primarily reflects that we owned these businesses for the full quarter while we only had revenue in the fourth quarter of 2021 from the respective dates of acquisition through December 31, 2021.

War in Ukraine and Global Supply Chain Constraints

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic as described below. As discussed in Part 1, Item IA “Risk Factors” in our 2021 Form 10-K, Acculogic, which we acquired in December 2021, purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. We estimate that we currently have a six to nine month supply of this material. Since February 2022, we have been working through the process of qualifying an alternate supplier for this material. Although we expect to have completed that qualification by the end of the second quarter of 2022, if we do not successfully identify and qualify an alternate vendor for this material, our revenue and earnings could be adversely affected in future periods.

In addition, while we were able to mitigate a significant portion of the supply chain and logistics challenges that we encountered in the first quarter of 2022, we have approximately $1.0 million of products that we were not able to ship during the quarter because of such constraints. We expect to ship all of such products during the second quarter of 2022. However, we expect to continue to experience increased prices, lack of availability and logistics delays for the foreseeable future. The actions we are taking to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We are also increasing the prices that we charge our customers as a result of increased raw material expenses, and we are working with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the situation is evolving and shifting rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.

Please refer to Part 1, Item 1A of our 2021 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

COVID-19 Pandemic

With respect to the COVID-19 pandemic, we are following the guidance of the Centers for Disease Control and Prevention and the local regulatory authorities in regions outside the U.S. While in most cases we are no longer requiring employees to wear masks indoors in our domestic locations, in certain of our facilities, where we have experienced a recent increase in the number of employees contracting the virus, we have re-instituted a mask requirement. We are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encouraging all employees to maintain social distancing when appropriate. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. We are still assessing the impact of the recent increase in cases in certain of our facilities and exploring alternatives to address the lost production time. With regard to the recent shutdowns in China, we are working with our customers to identify alternate plans for delivery of our products to this region. If the spread of COVID-19 or its variants continues to worsen, we may experience additional lost production time or further interruption in our ability to ship our products to our customers. In addition, if one or more of our significant customers or suppliers is impacted, or significant additional governmental regulations and restrictions are imposed, our business in the future could be negatively impacted. We continue to monitor the situation closely and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past year.

Results of Operations

The results of operations for all of our operating segments are generally affected by the same factors described in the Overview section above. Separate discussions and analyses for each segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to each segment where significant to an understanding of that segment.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenue. Revenue was $24.1 million for the three months ended March 31, 2022 compared to $19.6 million for the same period in 2021, an increase of $4.5 million, or 23%. We believe the increase in our revenue during the first quarter of 2022 primarily reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 46% of revenue for the three months ended March 31, 2022 as compared to 49% of revenue for the same period in 2021. The decrease in our gross margin primarily reflects a combination of an increase in our component material costs as a percentage of revenue, reflecting changes in product and customer mix, and an increase in our direct labor as a percentage of revenue, reflecting an increase in the relative labor component of our cost structure. This increase reflects both the impact of the acquired businesses as well as increases in the average rates paid for labor as compared to the same period in 2021. The increase in labor rates reflects both inflation and merit increases given on April 1, 2021. To a lesser extent, there was also an increase in our fixed operating costs as a percent of revenue, reflecting both the impact of the acquired businesses as well as headcount investments in our legacy business.

Selling Expense. Selling expense was $3.5 million for the three months ended March 31, 2022 compared to $2.4 million for the same period in 2021 an increase of $1.1 million, or 44%. The acquired businesses account for approximately $721,000 of this increase. The remaining increase primarily reflects headcount investments and increased travel across all our segments. These increases were partially offset by a decrease in commission expense, reflecting changes in customer mix.

Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for the three months ended March 31, 2022 compared to $1.3 million for the same period in 2021 an increase of $602,000, or 46%. The acquired businesses account for approximately $478,000 of this increase. The remaining increase primarily reflects headcount investments and an increase in supplies used in product development. These increases were partially offset by a reduction in legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $4.8 million for the three months ended March 31, 2022 compared to $3.2 million for the same period in 2021 an increase of $1.7 million, or 53%. The acquired businesses account for approximately $1.3 million of this increase. The remaining increase primarily reflects headcount investments as well as an increase in professional fees paid to various third parties who assist us with our strategic initiatives and regulatory compliance.

Restructuring and Other Charges. For the three months ended March 31, 2021, we recorded $55,000 in restructuring and other charges related to the consolidation of our EMS manufacturing operations. There were no similar charges in the three months ended March 31, 2022.

Income Tax Expense. For the three months ended March 31, 2022, we recorded income tax expense of $78,000 compared to income tax expense of $366,000 for the same period in 2021. Our effective tax rate was 12% for the three months ended March 31, 2022 compared to 14% for the same period in 2021. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenue, results of operations and net cash flows difficult.

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

Credit Facility

As discussed in Note 11 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the October 2021 Agreement with M&T. The October 2021 Agreement includes a $25 million Term Note and a $10 million revolving credit facility and replaces our prior credit facility with M&T. The October 2021 Agreement has a five-year contract period that expires on October 15, 2026 and draws under the Term Note will be permissible for two years. The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets.

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

At March 31, 2022, there were no amounts borrowed under our revolving credit facility. This facility has a total borrowing availability of $10.0 million. At March 31, 2022 we had utilized $20.5 million of the availability under our Term Note and we had $4.5 million remaining available under our Term Note.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$17,211	$21,195
Working capital	$27,122	$27,005

As of March 31, 2022, $3.5 million, or 20%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 11 to our consolidated financial statements.

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

Cash Flows

Operating Activities. For the three months ended March 31, 2022, we recorded net earnings of $577,000. Net cash used in operations during this period was $2.8 million. During the three months ended March 31, 2022, we had non-cash charges of $1.3 million for depreciation and amortization which included $309,000 of amortization related to our ROU assets. Our operating lease liabilities declined $346,000 during this same period. During the three months ended March 31, 2022, we also recorded $372,000 for amortization of deferred compensation expense related to stock-based awards. Accounts receivable increased $832,000 during the three months ended March 31, 2022, reflecting the increase in revenue in the first quarter of 2022, while inventories and accounts payable increased $2.2 million and $1.6 million, respectively, also reflecting the increase in business levels. Accrued wages and benefits decreased $1.2 million during the three months ended March 31, 2022 reflecting the payment in March 2022 of profit-based bonuses accrued in 2021 on our results for the 2021 year.

Investing Activities. During the three months ended March 31, 2022, purchases of property and equipment were $335,000, primarily reflecting leasehold improvements to our facility in Mansfield, Massachusetts for the space that our Videology subsidiary will be occupying in the second quarter of 2022. These improvements were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2022; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the three months ended March 31, 2022, we made principal payments on our Term Note totaling $883,000 and received $56,000 as a result of purchases of our stock that were made by our employees under the ESPP.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2022, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2021 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2021 Form 10-K filed with the Securities and Exchange Commission on March 23, 2022. There have been no material changes from the risk factors set forth in our 2021 Form 10-K.

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

10.2	2022 Executive Officer Compensation Plan (2)(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 9, 2022, File No. 001-36117, filed March 15, 2022, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	May 13, 2022	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer

Date:	May 13, 2022	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary