Form 10-Q
period 2022-06-30
INTEST CORP
filed 2022-08-11
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2022:   11,020,400

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,543	$21,195
Short term investments	3,485	-
Trade accounts receivable, net of allowance for doubtful accounts of $210 and $213, respectively	22,489	16,536
Inventories	17,519	12,863
Prepaid expenses and other current assets	1,550	1,483
Total current assets	55,586	52,077
Property and equipment:
Machinery and equipment	6,076	5,733
Leasehold improvements	3,206	3,001
Gross property and equipment	9,282	8,734
Less: accumulated depreciation	(6,324)	(6,046)
Net property and equipment	2,958	2,688
Right-of-use assets, net	5,320	5,919
Goodwill	21,720	21,448
Intangible assets, net	19,907	21,634
Restricted certificates of deposit	100	100
Other assets	434	39
Total assets	$106,025	$103,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,419	1,371
Accounts payable	7,802	4,281
Accrued wages and benefits	3,090	4,080
Accrued professional fees	573	1,048
Customer deposits and deferred revenue	5,701	6,038
Accrued sales commissions	1,077	863
Domestic and foreign income taxes payable	1,536	2,024
Other current liabilities	1,598	1,267
Total current liabilities	26,896	25,072
Operating lease liabilities, net of current portion	4,539	5,248
Term Note, net of current portion	14,092	16,000
Deferred tax liabilities	574	1,379
Contingent consideration	1,330	930
Other liabilities	474	453
Total liabilities	47,905	49,082
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,048,708 and 10,910,460 shares issued, respectively	110	109
Additional paid-in capital	30,974	29,931
Retained earnings	27,086	24,393
Accumulated other comprehensive earnings	164	594
Treasury stock, at cost; 34,308 and 33,077 shares, respectively	(214)	(204)
Total stockholders' equity	58,120	54,823
Total liabilities and stockholders' equity	$106,025	$103,905

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$29,571	$21,820	$53,652	$41,376
Cost of revenue	16,023	10,858	29,091	20,893
Gross profit	13,548	10,962	24,561	20,483

Operating expenses:
Selling expense	4,033	2,605	7,489	5,008
Engineering and product development expense	1,859	1,356	3,783	2,678
General and administrative expense	4,928	3,769	9,759	6,930
Restructuring and other charges	-	197	-	252
Total operating expenses	10,820	7,927	21,031	14,868

Operating income	2,728	3,035	3,530	5,615
Other income (expense)	(158)	21	(305)	19

Earnings before income tax expense	2,570	3,056	3,225	5,634
Income tax expense	454	447	532	813

Net earnings	$2,116	$2,609	$2,693	$4,821

Earnings per common share - basic	$0.20	$0.25	$0.25	$0.46

Weighted average common shares outstanding - basic	10,653,268	10,442,916	10,635,270	10,386,183

Earnings per common share - diluted	$0.20	$0.24	$0.25	$0.45

Weighted average common shares and common share equivalents outstanding - diluted	10,814,799	10,764,936	10,828,696	10,645,381

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2020

Net earnings	$2,116	$2,609	$2,693	$4,821

Unrealized gain on interest rate swap agreement	99	-	409	-
Foreign currency translation adjustments	(702)	24	(839)	(77)

Comprehensive earnings	$1,513	$2,633	$2,263	$4,744

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	577	-	-	577
Other comprehensive earnings	-	-	-	-	173	-	173
Amortization of deferred compensation related to stock-based awards	-	-	372	-	-	-	372
Issuance of unvested shares of restricted stock	79,489	1	(1)	-	-	-	-
Shares issued under Employee Stock Purchase Plan	5,245	-	56	-	-	-	56

Balance, March 31, 2022	10,995,194	110	30,358	24,970	767	(204)	56,001

Net earnings	-	-	-	2,116	-	-	2,116
Other comprehensive loss	-	-	-	-	(603)	-	(603)
Amortization of deferred compensation related to stock-based awards	-	-	551	-	-	-	551
Issuance of unvested shares of restricted stock	44,044	-	-	-	-	-	-
Shares redeemed into treasury stock	-	-	-	-	-	(10)	(10)
Shares issued under Employee Stock Purchase Plan	9,470	-	65	-	-	-	65

Balance, June 30, 2022	11,048,708	$110	$30,974	$27,086	$164	$(214)	$58,120

	Six Months Ended June 30, 2021
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	2,212	-	-	2,212
Other comprehensive loss	-	-	-	-	(101)	-	(101)
Amortization of deferred compensation related to stock-based awards	-	-	269	-	-	-	269
Issuance of unvested shares of restricted stock	81,468	1	(1)	-	-	-	-
Stock options exercised	99,740	1	716	-	-	-	717

Balance, March 31, 2021	10,743,408	108	27,835	19,322	788	(204)	47,849

Net earnings	-	-	-	2,609	-	-	2,609
Other comprehensive earnings	-	-	-	-	24	-	24
Amortization of deferred compensation related to stock-based awards	-	-	454	-	-	-	454
Issuance of unvested shares of restricted stock	44,741	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,125)	-	-	-	-	-	-
Stock options exercised	45,835	-	285	-	-	-	285

Balance, June 30, 2021	10,815,859	$108	$28,574	$21,931	$812	$(204)	$51,221

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,693	$4,821
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,528	1,461
Provision for excess and obsolete inventory	230	93
Foreign exchange loss	98	4
Amortization of deferred compensation related to stock-based awards	923	723
Loss on disposal of property and equipment	61	13
Deferred income tax benefit	(805)	(81)
Changes in assets and liabilities:
Trade accounts receivable	(6,607)	(4,419)
Inventories	(4,894)	(1,326)
Prepaid expenses and other current assets	(87)	246
Restricted certificates of deposit	-	40
Other assets	(395)	(6)
Operating lease liabilities	(701)	(641)
Accounts payable	3,506	1,105
Accrued wages and benefits	(981)	663
Accrued professional fees	(471)	(72)
Customer deposits and deferred revenue	(264)	499
Accrued sales commissions	219	399
Domestic and foreign income taxes payable	(477)	284
Other current liabilities	264	63
Other liabilities	61	(7)
Net cash provided by (used in) operating activities	(5,099)	3,862

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of final working capital adjustment related to Acculogic	371	-
Purchase of property and equipment	(708)	(463)
Purchase of short-term investments	(3,477)	-
Net cash used in investing activities	(3,814)	(463)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Term Note	(1,908)	-
Proceeds from stock options exercised	-	1,002
Proceeds from shares sold under Employee Stock Purchase Plan	121	-
Shares redeemed into treasury stock	(10)	-
Net cash provided by (used in) financing activities	(1,797)	1,002

Effects of exchange rates on cash	58	(53)

Net cash provided by (used in) all activities	(10,652)	4,348
Cash and cash equivalents at beginning of period	21,195	10,277
Cash and cash equivalents at end of period	$10,543	$14,625

Cash payments for:
Domestic and foreign income taxes	$1,865	$610

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Adjustments to preliminary purchase accounting for Acculogic (Note 3)
Decrease in fair value of assets acquired	$(371)
Increase in liability for contingent consideration	$500
Increase in fair value of intangible assets	$(49)
Increase in goodwill	$(451)

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). As discussed further in Note 16, effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies. Prior period information has been reclassified to be comparable to the current period’s presentation.

The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. We manufacture our products in the U.S., Canada and the Netherlands. Marketing and support activities are conducted worldwide from our facilities in the U.S., Canada, Germany, Singapore, the Netherlands and the U.K. We operate our business worldwide and sell our products both domestically and internationally.

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

COVID-19 Pandemic

With respect to the COVID-19 pandemic, we are following the guidance of the Centers for Disease Control and Prevention (“CDC”) and the local regulatory authorities in regions outside the U.S. While in most cases we are no longer requiring employees to wear masks indoors in our domestic locations, we continue to closely monitor the case numbers in individual facilities and have temporarily reinstituted mask requirements when we have deemed it prudent to do so. We are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encouraging all employees to maintain social distancing when appropriate. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. During April 2022, an increase in COVID-19 cases at one of our facilities resulted in a loss of production time. Additionally, the shutdowns in China required us to find alternate plans for delivery of our products to the country. Although we were able to take actions to lessen the impact of these events on our business, if the spread of COVID-19 or its variants continues to worsen, we may experience additional lost production time or further interruption in our ability to ship our products to our customers. In addition, if one or more of our significant customers or suppliers is impacted, or if significant additional governmental regulations and restrictions are imposed, our business could be negatively impacted in the future. We continue to monitor the situation closely and will adjust our operations as necessary to protect the health and well-being of our employees and to minimize the impact on our business operations. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past two years.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2022.

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

Short-term Investments

Our short-term investments consist of investments in U.S. treasury bills with original maturities of six months. We account for these investments in accordance with Accounting Standards Codification (“ASC”) Topic 320 (Investments – Debt and Equity Securities). These investments have been classified as held-to-maturity. Held-to-maturity investment securities are financial instruments for which we have both the intent and the ability to hold them to maturity. Held-to-maturity securities are reported at the investment’s amortized cost as of the reporting date. See Note 4 for additional disclosures related to our short-term investments.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our short-term investments are classified as held-to-maturity and carried at amortized cost. Our credit facility and our interest rate swap are discussed further below and in Note 12. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 5 for further disclosures related to the fair value of our liabilities for contingent consideration.

Goodwill, Intangible and Long-Lived Assets

As discussed in Notes 1 and 16, during the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal and EMS. Effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

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

Costs to Obtain a Contract with a Customer

The only costs we incur associated with obtaining contracts with customers are sales commissions that we pay to our internal sales personnel or third-party sales representatives. These costs are calculated based on set percentages of the selling price of each product or service sold. Commissions are considered earned by our internal sales personnel at the time we recognize revenue for a particular transaction. Commissions are considered earned by third-party sales representatives at the time that revenue is recognized for a particular transaction. We record commission expense in our consolidated statements of operations at the time the commission is earned. Commissions earned but not yet paid are included in current liabilities on our consolidated balance sheets.

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

See Notes 8 and 16 for further information about our revenue from contracts with customers.

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

See Note 11 for further disclosures regarding our leases.

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 5 and 12. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. As of June 30, 2022, $285 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $226 at June 30, 2022. As of June 30, 2022, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

Earnings Per Common Share

Earnings per common share - basic is computed by dividing net earnings by the weighted average number of common shares outstanding during each period. Earnings per common share - diluted is computed by dividing earnings by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent unvested shares of restricted stock and stock options and are calculated using the treasury stock method. Common share equivalents are excluded from the calculation if their effect is anti-dilutive.

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	10,653,268	10,442,916	10,635,270	10,386,183
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	161,531	322,020	193,426	259,198
Weighted average common shares and common share equivalents outstanding - diluted	10,814,799	10,764,936	10,828,696	10,645,381

Average number of potentially dilutive securities excluded from calculation	608,322	274,345	477,448	307,069

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after December 15, 2022. The amendments replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on January 1, 2023. We are currently evaluating the impact the adoption of these amendments will have on our consolidated financial statements.

(3)	ACQUISITIONS

Z-Sciences

As discussed further in Note 3 to our consolidated financial statements in our 2021 Form 10-K, on October 6, 2021, we acquired substantially all of the assets of Z-Sciences Corp. (“Z-Sciences”), a developer of ultra-cold storage solutions for the medical cold chain market. The Z-Sciences product line was re-branded as “North Sciences” after our acquisition. The acquisition enhances our medical offerings and increases our presence in the life sciences market which is a key target market for us. Z-Sciences was founded in 2004. Its founder joined us as a consultant and is expected to become an employee in 2022. As of June 30, 2022, he was still a consultant. The purchase price for Z-Sciences was $500 in cash, subject to a customary post-closing working capital adjustment, $300 of which was paid at closing. The remaining $200, adjusted for the final working capital amount, will be paid on the one-year anniversary of closing based on the seller complying with the terms of his employment agreement. This amount has been recorded as a contingent consideration liability on our balance sheet at June 30, 2022 as our current assumption is that this liability will be paid out in October 2022. It is included in Other Current Liabilities. The fair value of this liability at June 30, 2022 approximates its cost due to the short maturity. In addition to his salary, in connection with his prospective employment, Z-Sciences’ founder will receive a multi-year restricted stock award with vesting provisions which would be contingent upon achieving future performance milestones related to sales growth and profitability of products related to the Z-Sciences business for the fiscal years from 2022 through 2026. The award will be valued at a maximum of $1,800. The actual numbers of shares to be awarded will be based on the stock price on the date of grant with a cap of 200,000 shares at the 100% attainment level of the vesting provisions that are defined in the restricted stock award agreement. The value of the award will be recorded as compensation expense in our consolidated statement of operations on a straight-line basis over the period in which the shares vest.

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$24,119	$45,974
Net earnings	$3,229	$6,061
Diluted earnings per share	$0.30	$0.57

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $288 incurred by us as a direct result of the transaction.

Acculogic

As discussed further in Note 3 to our consolidated financial statements in our 2021 Form 10-K, on December 21, 2021, we completed our acquisition of Acculogic Inc. and its affiliates (collectively, “Acculogic”), a global manufacturer of robotics-based electronic production test equipment and application support services. The acquisition was completed by acquiring all of the outstanding capital stock of Acculogic. The Acculogic acquisition adds electronics test capabilities with new technologies and services as well as broadens our customer base, furthers our end market diversification and expands our international footprint. The purchase price for Acculogic was approximately $8,500 paid in cash at closing subject to a customary post-closing working capital adjustment. In addition, we may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to electric vehicle ("EV") or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $3,900 at June 30, 2022. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1,430. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. In future reporting periods, this same approach will be utilized to estimate the fair value of the contingent consideration at each reporting date. Changes in the amount of the estimated fair value of the earnouts since the acquisition date will be recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. At June 30, 2022, there has been no change in the estimated fair value of the contingent consideration.

The acquisition of Acculogic has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Acculogic have been included in our consolidated results of operations from the date of acquisition. During the quarter ended June 30, 2022, the post-closing working capital adjustment was finalized and resulted in a reduction in the purchase price of $371 as a result of a reduction in the estimated fair value of accounts receivable acquired. The allocation of the purchase price for Acculogic is now complete.

The allocation of the Acculogic purchase price which is presented below was based on estimated fair values as of December 21, 2021. The change from the preliminary purchase allocation presented at March 31, 2022 reflects the finalization of the post-closing working capital adjustment described above.

The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill and is not deductible for tax purposes. Goodwill is attributed to synergies that are expected to result from the operations of the combined businesses.

The total purchase price of $9,426, which includes $1,430 for the estimated fair value of contingent consideration, has been allocated as follows:

Goodwill	$3,363
Identifiable intangible assets	5,123
Tangible assets acquired and liabilities assumed:
Cash	312
Trade accounts receivable	2,259
Inventories	1,329
Other current assets	240
Property and equipment	156
Accounts payable	(406)
Accrued expenses	(2,950)
Total purchase price	$9,426

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$24,550	$46,836
Net earnings	$2,582	$4,767
Diluted earnings per share	$0.24	$0.45

The pro forma results shown above do not reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1,297 incurred by us as a direct result of the transaction.

(4)	SHORT-TERM INVESTMENTS

Our short-term investments at June 30, 2022 consist of investments in U.S. treasury bills which were purchased in April 2022 and which have original maturities of six months. They are all classified as held-to-maturity. Additional information about these investments at June 30, 2022 is as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Fair Value
As of June 30, 2022
U.S. treasury bills	$3,485	$-	$3,485

(5)	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 12 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liabilities on our balance sheet are measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021 and Acculogic on December 21, 2021. The contingent consideration liability for Z-Sciences represents the estimated fair value of the additional cash consideration payable that is contingent upon the continued employment with us of the Z-Sciences founder as discussed more fully in Note 3. It is included in Other Current Liabilities on our balance sheet. At June 30, 2022, we have assumed this payment will be made. The contingent consideration liability for Acculogic represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to EV or battery customers as described further in Note 3. This amount was increased by $500 during the six months ended June 30, 2022 in connection with finalizing this aspect of the purchase price allocation.

The following fair value hierarchy table presents information about liabilities measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2022
Contingent consideration liability – Z-Sciences	$179	$-	$-	$179
Contingent consideration liability – Acculogic	$1,435	$-	$-	$1,435
Interest rate swap	$388	$-	$388	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the six months ended June 30, 2022 were as follows:

Six Months Ended June 30, 2022
Balance at beginning of period	$1,109
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	500
Impact of foreign currency translation adjustments	5

Balance at end of period	$1,614

(6)	RESTRUCTURING AND OTHER CHARGES

During 2021, we recorded restructuring and other charges related to various actions including the consolidation of manufacturing for certain of our Electronic Test segment’s products and changes in our executive management team. These charges are discussed more fully in Note 5 to our consolidated financial statements in our 2021 Form 10-K. There were no restructuring and other charges incurred in the six months ended June 30, 2022. During the six months ended June 30, 2021, we incurred $197 of charges associated with finalizing the integration of the aforementioned manufacturing operations of our Electronic Test segment and the retirement of our former Chief Financial Officer.

Accrued Restructuring

The liability for accrued restructuring that remained at January 1, 2022 related to costs associated with the move of our corporate office from our Mansfield, Massachusetts facility to our facility in New Jersey, as discussed more fully in Note 5 to our consolidated financial statements in our 2021 Form 10-K. The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the six months ended June 30, 2022 were as follows:

Balance - January 1, 2022	$70
Cash payments	(7)
Adjustments to accruals	(63)
Balance - June 30, 2022	$-

(7)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2022 are as follows:

Balance - January 1, 2022	$21,448
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 for contingent consideration and intangible assets related to acquisition of Acculogic (see Note 3)	451
Impact of foreign currency translation adjustments	(179)
Balance - June 30, 2022	$21,720

Goodwill was comprised of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Electronic Test	$3,521	$3,055
Environmental Technologies	1,817	1,817
Process Technologies	16,382	16,576

Total goodwill	$21,720	$21,448

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the six months ended June 30, 2022 are as follows:

Balance - January 1, 2022	$8,428
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 related to acquisition of Acculogic (see Note 3)	20
Impact of foreign currency translation adjustments	(41)
Balance - June 30, 2022	$8,407

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2022 are as follows:

Balance - January 1, 2022	$13,206
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 related to acquisition of Acculogic (see Note 3)	29
Impact of foreign currency translation adjustments	(188)
Amortization	(1,547)
Balance - June 30, 2022	$11,500

Intangible assets were allocated to our reporting segments at June 30, 2022 and December 31, 2021 as follows:

	June 30,	December 31,
	2022	2021
Electronic Test:	$4,632	$5,074
Environmental Technologies	862	893
Process Technologies	14,413	15,667

Total intangible assets	$19,907	$21,634

The following tables provide further detail about our intangible assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,428	$7,093	$9,335
Technology	2,912	788	2,124
Patents	590	588	2
Backlog	495	456	39
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,835	9,335	11,500
Indefinite-lived intangible assets:
Trademarks	8,407	-	8,407
Total intangible assets	$29,242	$9,335	$19,907

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,544	$6,160	$10,384
Technology	2,950	569	2,381
Patents	590	585	5
Backlog	521	85	436
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	21,015	7,809	13,206
Indefinite-lived intangible assets:
Trademarks	8,428	-	8,428
Total intangible assets	$29,443	$7,809	$21,634

We generally amortize our finite-lived intangible assets over their estimated useful lives based on the pattern in which the economic benefits of the intangible assets are expected to be consumed, or on a straight-line basis, if an alternate amortization method cannot be reliably determined. Any such alternate amortization method would. None of our intangible assets have any residual value.

The following table sets forth the estimated annual amortization expense for each of the next five years:

2022 (remainder)	$1,160
2023	$2,112
2024	$1,989
2025	$1,778
2026	$1,169

(8)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by market for the three months and six months ended June 30, 2021 has been reclassified to be consistent with how the information for the current period is presented. See also Note 16 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by customer type:
End user	$23,114	$19,266	$42,693	$36,925
OEM/Integrator	6,457	2,554	10,959	4,451
	$29,571	$21,820	$53,652	$41,376

Revenue by product type:
Thermal test	$5,951	$4,537	$11,008	$8,842
Thermal process	9,968	6,807	16,964	12,373
Semiconductor test	6,891	8,954	13,239	17,274
Video imaging	2,395	-	4,245	-
Flying probe and in-circuit testers	2,065	-	3,754	-
Service/other	2,301	1,522	4,442	2,887
	$29,571	$21,820	$53,652	$41,376

Revenue by market:
Semiconductor	$16,409	$15,677	$29,799	$28,997
Industrial	2,930	1,524	5,729	2,951
Automotive (including Electric Vehicles)	3,594	842	6,350	2,169
Defense/aerospace	1,423	1,522	2,916	2,774
Life Sciences	1,169	586	1,868	1,229
Security	794	-	1,368	-
Other	3,252	1,669	5,622	3,256
	$29,571	$21,820	$53,652	$41,376

There were no significant changes in the amount of the allowance for doubtful accounts for the three and six months ended June 30, 2022.

(9)	MAJOR CUSTOMERS

During the six months ended June 30, 2022, no customer accounted for 10% or more of our consolidated revenue. During the six months ended June 30, 2021, one customer accounted for 14% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2021.

(10)	INVENTORIES

Inventories held at June 30, 2022 and December 31, 2021 were comprised of the following:

	June 30, 2022	December 31, 2021
Raw materials	$13,687	$10,403
Work in process	1,728	1,250
Inventory consigned to others	50	44
Finished goods	2,054	1,166
Total inventories	$17,519	$12,863

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Excess and obsolete inventory charges	$107	$54	$230	$93

(11)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost	$317	$294	$643	$618
Short-term lease cost	$14	$32	$44	$40

The following is additional information about our leases as of June 30, 2022:

Range of remaining lease terms (in years)	0.8	to	8.8
Weighted average remaining lease term (in years)		5.3
Weighted average discount rate		4.1%

Maturities of lease liabilities as of June 30, 2022 were as follows:

2022 (remainder)	$816
2023	1,626
2024	1,567
2025	734
2026	467
Thereafter	1,378
Total lease payments	$6,588
Less imputed interest	(630)
Total	$5,958

Cash Flow Information

Total amortization of ROU assets was $329 and $638 for the three months and six months ended June 30, 2022, respectively, and $249 and $529 for the three months and six months ended June 30, 2021, respectively.

During the three months ended March 31, 2022, we executed an amendment to the lease for our facility in Singapore which extended the term for a period of 24 months commencing on April 1, 2022 and expiring on March 31, 2024. At the effective date of this modification, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $51.

(12)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2022 and December 31, 2021 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2022	Dec. 31, 2021
Mt. Laurel, NJ	3/29/2010	4/30/2023	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

Credit Facility

On October 15, 2021 (the “Closing Date”), we entered into an Amended and Restated Loan and Security Agreement (the “October 2021 Agreement”) with M&T Bank (“M&T”). The October 2021 Agreement includes a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility. The October 2021 Agreement has a five year contract period that began on the Closing Date and expires on October 15, 2026 (the “Contract Period”), and draws under the Term Note will be permissible for two years. As of June 30, 2022, we had not borrowed any amounts under the revolving credit facility, and we had $4,500 available under our Term Note. Our borrowings under the Term Note are discussed below. Interest expense for the three and six months ended June 30, 2022 was $141 and $278, respectively. There was no interest expense in the three or six months ended June 30, 2021.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2022 it was approximately 2.8% based on current leverage. Effective August, 1 2022 this rate had increased to approximately 3.6%.

The following table sets forth the maturities of long-term debt for each of the next five years:

2022 (remainder)	$2,192
2023	4,100
2024	4,100
2025	4,100
2026	3,700
$18,192

(13)	STOCK-BASED COMPENSATION PLAN

As of June 30, 2022, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2021 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of June 30, 2022, total compensation expense to be recognized in future periods is $3,970. The weighted average period over which this expense is expected to be recognized is 2.7 years.

The following table summarizes the compensation expense we recorded during the three and six months ended June 30, 2022 and 2021 related to unvested shares of restricted stock and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$15	$7	$26	$7
Selling expense	7	6	14	9
Engineering and product development expense	18	16	37	26
General and administrative expense	511	425	846	681
	$551	$454	$923	$723

There was no compensation expense capitalized in three and six months ended June 30, 2022 or 2021.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2022 and 2021 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rate	2.05%	1.03%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.55	.50
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2022 and 2021 was $4.53 and $5.70, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2022 (59,195 exercisable)	408,869	9.07
Granted	202,540	8.45
Exercised	-	-
Canceled	-	-
Options outstanding, June 30, 2022 (174,871 exercisable)	611,409	8.86

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level. The awards granted prior to January 1, 2022 are discussed in more detail in Note 15 to the consolidated financial statement in our 2021 Form 10-K. During the three months ended June 30, 2022, as a result of our quarter end re-assessment of the probable final vesting percentages for our performance-based awards, we adjusted the probable final vesting percentage for the awards that will vest on August 24, 2023 from 100% to 150%. As a result, we recorded a catch-up adjustment of $130 during the three months ended June 30, 2022. There have been no significant changes to our assumptions related to the expected vesting percentages for any other performance-based awards as of June 30, 2022.

On March 9, 2022, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. As of June 30, 2022, we have estimated that these shares will vest at 100% of the original amount.

The following table summarizes the activity related to unvested restricted stock awards for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2022	262,533	7.16
Granted	123,533	9.21
Vested	(51,710)	8.93
Forfeited	-	-
Unvested shares outstanding, June 30, 2022	334,356	7.65

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2022 and 2021 was $436 and $577, respectively, as of the vesting dates of these awards.

(14)	EMPLOYEE STOCK PURCHASE PLAN

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

The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance thereunder. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.

During the six months ended June 30, 2022, employees purchased 14,715 shares of our stock through the ESPP at a cost of $121. The closing market price on the dates of purchase were $10.73 and $6.82, respectively. The prices paid by employees were $9.12 and $5.80, respectively, which represented a 15% discount. The total amount of the discount of $18 was recorded as compensation expense in our consolidated statements of operations. From the effective date of the ESPP through June 30, 2022, a total of 18,706 shares of stock have been purchased by employees through the ESPP at a cost of $146. We have recorded a total of $26 of compensation expense in our consolidated statements of operations related to these shares.

(15)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three and six months ended June 30, 2022 we recorded $134 and $350 of expense for matching contributions, respectively. For the three and six months ended June 30, 2021 we recorded $100 and $271 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three and six months ended June 30, 2022 we recorded $85 and $186 of expense for matching contributions, respectively. For the three and six months ended June 30, 2021 we recorded $44 and $87 of expense for matching contributions, respectively.

(16)	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Electronic Test	$9,797	$9,054	$18,575	$17,555
Environmental Technologies	7,507	6,647	14,500	12,845
Process Technologies	12,267	6,119	20,577	10,976
Total revenue	$29,571	$21,820	$53,652	$41,376

Income from divisional operations:
Electronic Test	$2,193	$3,237	$4,080	$6,224
Environmental Technologies	1,070	1,113	1,872	2,036
Process Technologies	2,569	1,161	3,299	1,617
Total income from divisional operations	5,832	5,511	9,251	9,877
Corporate expenses	(2,339)	(2,171)	(4,174)	(3,653)
Acquired intangible amortization	(765)	(305)	(1,547)	(609)
Other income (expense)	(158)	21	(305)	19
Earnings before income tax expense	$2,570	$3,056	$3,225	$5,634

	June 30,	December 31,
	2022	2021
Identifiable assets:
Electronic Test	$28,735	$26,251
Environmental Technologies	16,900	15,411
Process Technologies	54,300	52,120
Corporate	6,090	10,123
	$106,025	$103,905

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
U.S.	$14,068	$6,632	$23,302	$12,379
Foreign	15,503	15,188	30,350	28,997
	$29,571	$21,820	$53,652	$41,376

	June 30,	December 31,
	2022	2021
Property and equipment:
U.S.	$2,566	$2,346
Foreign	392	342
	$2,958	$2,688

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information but relate to predicted or potential future events and financial results, such as statements of our plans, strategies and intentions, or our future performance or goals that are based upon management's current expectations. Our forward-looking statements can often be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "may," “could,” "will," "should," "plans," “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimate,” “future,” “outlook,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current estimations. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). Effective January 1, 2022, we reorganized our operating segments to better align with our plan to manage and report our business going forward. This change in our operating and reporting structure reflects the evolution of our business, particularly as a result of the broadening of our product portfolio through the acquisitions we completed in the fourth quarter of 2021, which are discussed more fully in Note 3 to our consolidated financial statements in this Report. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). Prior period information has been reclassified to be comparable to the current period’s presentation.

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

Acquisitions

A key element to our strategy for growth is through acquisitions. As discussed more fully in Note 3 to our consolidated financial statements in this Report, during 2021, we completed three acquisitions (collectively the "acquired businesses") that expanded our technology offerings, diversified our markets and customers and expanded our reach into Europe.

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

Orders and Backlog

The following table sets forth, for the periods indicated, a breakdown of the orders received by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2022	2021	$	%	2022	$	%
Orders:
Electronic Test	$14,614	$10,279	$4,335	42%	$9,297	$5,317	57%
Environmental Technologies	9,462	8,620	842	10%	6,914	2,548	37%
Process Technologies	16,442	6,206	10,236	165%	8,852	7,590	86%
	$40,518	$25,105	$15,413	61%	$25,063	$15,455	62%

Semi	$26,732	$16,528	$10,204	62%	$12,382	$14,350	116%
Industrial	2,366	1,642	724	44%	3,222	(856)	(27)%
Auto/EV	2,750	2,724	26	1%	2,619	131	5%
Defense/Aerospace	1,897	1,758	139	8%	1,851	46	2%
Life Sciences	1,535	612	923	151%	1,216	319	26%
Security	989	-	989	n/a	153	836	546%
Other	4,249	1,841	2,408	131%	3,620	629	17%
	$40,518	$25,105	$15,413	61%	$25,063	$15,455	62%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Orders:
Electronic Test	$23,911	$20,763	$3,148	15%
Environmental Technologies	16,376	14,264	2,112	15%
Process Technologies	25,294	15,308	9,986	65%
	$65,581	$50,335	$15,246	30%

Semi	$39,114	$33,713	$5,401	16%
Industrial	5,588	4,168	1,420	34%
Auto/EV	5,369	3,892	1,477	38%
Defense/Aerospace	3,748	2,868	880	31%
Life Sciences	2,751	1,564	1,187	76%
Security	1,142	-	1,142	n/a
Other	7,869	4,130	3,739	91%
	$65,581	$50,335	$15,246	30%

Total consolidated orders for the three and six months ended June 30, 2022, were $40.5 million and $65.6 million, respectively. This compares to $25.1 million in each of the three months ended June 30, 2021 and March 31, 2022 and $50.3 million for the six months ended June 30, 2021. The acquired businesses contributed $5.4 million or 13% of the total orders in the second quarter of 2022 and $10.4 million or 16% of the total orders in the first six months of 2022.

The increase in orders in the first six months of 2022 as compared to the same period in 2021 reflects greater levels of demand across all our markets combined with the impact of the acquired businesses. In particular, demand for both our front-end and back-end semi market applications has continued to show strength which we attribute to a combination of increased demand for semiconductors generally as well as the success of our new products and growth in our customer base.

At June 30, 2022, our backlog of unfilled orders for all products was approximately $46.0 million compared with approximately $20.4 million at June 30, 2021 and $35.0 million at March 31, 2022. The amounts at June 30, 2022 and March 31, 2022 included approximately $7.7 million and $7.6 million, respectively, from acquired businesses. The significant increase in our backlog as compared to June 30, 2021 reflects several orders received which we expect to ship over a longer period of time than has historically been the case for us as well as the impact of the acquired businesses. Our backlog includes customer orders which we have accepted, essentially all of which we expect to deliver in 2022, subject to supply chain constraints. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by operating segment and market (in thousands).

	Three Months Ended June 30,		Change		Three Months Ended March 31,	Change
	2022	2021	$	%	2022	$	%
Revenue:
Electronic Test	$9,797	$9,054	$743	8%	$8,778	$1,019	12%
Environmental Technologies	7,507	6,647	860	13%	6,993	514	7%
Process Technologies	12,267	6,119	6,148	100%	8,310	3,957	48%
	$29,571	$21,820	$7,751	36%	$24,081	$5,490	23%

Semi	$16,409	$15,677	$732	5%	$13,390	$3,019	23%
Industrial	2,930	1,524	1,406	92%	2,799	131	5%
Auto/EV	3,594	842	2,752	327%	2,756	838	30%
Defense/Aerospace	1,423	1,522	(99)	(7)%	1,493	(70)	(5)%
Life Sciences	1,169	586	583	99%	699	470	67%
Security	794	-	794	n/a	574	220	38%
Other	3,252	1,669	1,583	95%	2,370	882	37%
	$29,571	$21,820	$7,751	36%	$24,081	$5,490	23%

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue:
Electronic Test	$18,575	$17,555	$1,020	6%
Environmental Technologies	14,500	12,845	1,655	13%
Process Technologies	20,577	10,976	9,601	87%
	$53,652	$41,376	$12,276	30%

Semi	$29,799	$28,997	$802	3%
Industrial	5,729	2,951	2,778	94%
Auto/EV	6,350	2,169	4,181	193%
Defense/Aerospace	2,916	2,774	142	5%
Life Sciences	1,868	1,229	639	52%
Security	1,368	-	1,368	n/a
Other	5,622	3,256	2,366	73%
	$53,652	$41,376	$12,276	30%

Total consolidated revenue for the three and six months ended June 30, 2022 was $29.6 million and $53.7 million, respectively. This compares to $21.8 million for the three months ended June 30, 2021, $24.1 million for the three months ended March 31, 2022 and $41.4 million for the six months ended June 30, 2021. The acquired businesses contributed $5.2 million or 18% of the total revenue in the second quarter of 2022 and $9.2 million or 17% of the total revenue in the first six months of 2022.

Excluding the revenue generated by the acquired businesses, growth in revenue for the three and six months ended June 30, 2022 was 12% and 7%, respectively, compared to the same periods in 2021. This primarily reflects the aforementioned strength in both the front-end and the back-end of the semi market. The acquired businesses contributed to growth in life sciences, security and other markets.

War in Ukraine and Global Supply Chain Constraints

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic as described below. As discussed in Part 1, Item IA “Risk Factors” in our 2021 Form 10-K, Acculogic, which we acquired in December 2021, purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. We estimate that we currently have a six to nine month supply of this material. In addition, we are in the process of qualifying an alternate supplier for this material.

In addition, while we have been able to mitigate a significant portion of the supply chain and logistics challenges that we have encountered in the first six months of 2022, we expect to continue to experience increased prices, lack of availability and logistics delays for the foreseeable future. The actions we are taking to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have increased, and may further increase, the prices that we charge our customers as a result of increased raw material expenses. We are also working with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the situation is evolving and shifting rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenue which would impact the level of our earnings in future periods.

Please refer to Part 1, Item 1A of our 2021 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

COVID-19 Pandemic

With respect to the COVID-19 pandemic, we are following the guidance of the CDC and the local regulatory authorities in regions outside the U.S. While in most cases we are no longer requiring employees to wear masks indoors in our domestic locations, we continue to closely monitor the case numbers in individual facilities and have temporarily reinstituted mask requirements when we have deemed it prudent to do so. We are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible. We are continuing to conduct temperature screenings and encouraging all employees to maintain social distancing when appropriate. We are also continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. During April 2022, an increase in COVID-19 cases at one of our facilities resulted in a loss of production time. Additionally, the shutdowns in China required us to find alternate plans for delivery of our products to the country. Although we were able to take actions to lessen the impact of these events on our business, if the spread of COVID-19 or its variants continues to worsen, we may experience additional lost production time or further interruption in our ability to ship our products to our customers. In addition, if one or more of our significant customers or suppliers is impacted, or if significant additional governmental regulations and restrictions are imposed, our business could be negatively impacted in the future. We continue to monitor the situation closely and will adjust our operations as necessary to protect the health and well-being of our employees and to minimize the impact on our business operations. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past two years.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenue. Revenue was $29.6 million for the three months ended June 30, 2022 compared to $21.8 million for the same period in 2021, an increase of $7.8 million, or 36%. Revenue attributable to the acquired businesses totaled $5.2 million in the second quarter of 2022. We believe the increase in our revenue during the second quarter of 2022 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 46% of revenue for the three months ended June 30, 2022 as compared to 50% of revenue for the same period in 2021. The decrease in our gross margin primarily reflects an increase in our component material costs as a percentage of revenue, reflecting changes in product and customer mix. To a lesser extent, there was also an increase in our fixed operating costs as a percent of revenue, reflecting both the impact of the acquired businesses as well as headcount investments in our legacy business.

Selling Expense. Selling expense was $4.0 million for the three months ended June 30, 2022 compared to $2.6 million for the same period in 2021, an increase of $1.4 million, or 55%. The acquired businesses account for approximately $976,000 of this increase. The remaining increase primarily reflects headcount investments and increased travel and advertising costs across all our segments.

Engineering and Product Development Expense. Engineering and product development expense was $1.9 million for the three months ended June 30, 2022 compared to $1.4 million for the same period in 2021, an increase of $503,000, or 37%. The acquired businesses account for approximately $472,000 of this increase. Other than the costs associated with the acquired businesses, there were no significant changes in the components of engineering and product development expense.

General and Administrative Expense. General and administrative expense was $4.9 million for the three months ended June 30, 2022 compared to $3.8 million for the same period in 2021, an increase of $1.2 million, or 31%. The acquired businesses account for approximately $1.0 million of this increase. The amount attributable to the acquired businesses includes amortization expense of approximately $453,000 related to acquired intangible assets. The remaining increase primarily reflects headcount investments in our legacy business as well as an increase in stock-based compensation expense. During the second quarter of 2022, we recorded a catch-up adjustment of $130,000 related to the performance-based awards that are expected to vest on August 24, 2023. This adjustment was a result of a change in the probable vesting percentage for these awards which is now 150% as compared to 100%. These increases were partially offset by a reduction in legal fees.

Restructuring and Other Charges. For the three months ended June 30, 2021, we recorded $197,000 in restructuring and other charges related to the consolidation of the manufacturing operations in our Electronic Test segment and the retirement of our former Chief Financial Officer. There were no similar charges in the three months ended June 30, 2022.

Income Tax Expense. For the three months ended June 30, 2022, we recorded income tax expense of $454,000 compared to income tax expense of $447,000 for the same period in 2021. Our effective tax rate was 18% for the three months ended June 30, 2022 compared to 15% for the same period in 2021. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenue. Revenue was $53.7 million for the six months ended June 30, 2022 compared to $41.4 million for the same period in 2021, an increase of $12.3 million, or 30%. Revenue attributable to the acquired businesses totaled $9.2 million in the first six months of 2022. We believe the increase in our revenue during the first six months of 2022 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 46% of revenue for the six months ended June 30, 2022 as compared to 50% of revenue for the same period in 2021. The decrease in our gross margin primarily reflects an increase in our component material costs as a percentage of revenue, reflecting changes in product and customer mix. To a lesser extent, there was also an increase in our fixed operating costs as a percent of revenue, reflecting both the impact of the acquired businesses as well as headcount investments in our legacy business.

Selling Expense. Selling expense was $7.5 million for the six months ended June 30, 2022 compared to $5.0 million for the same period in 2021, an increase of $2.5 million, or 50%. The acquired businesses account for approximately $1.8 million of this increase. The remaining increase primarily reflects headcount investments and increased travel and advertising costs across all our segments.

Engineering and Product Development Expense. Engineering and product development expense was $3.8 million for the six months ended June 30, 2022 compared to $2.7 million for the same period in 2021, an increase of $1.1 million or 41%. The acquired businesses account for approximately $950,000 of this increase. The remainder of the increase primarily reflects headcount investments in our legacy business as well as an increase in spending on materials used in product development projects. These increases were partially offset by a decrease in legal fees related to our intellectual property.

General and Administrative Expense. General and administrative expense was $9.8 million for the six months ended June 30, 2022 compared to $6.9 million for the same period in 2021, an increase of $2.8 million, or 41%. The acquired businesses account for approximately $2.1 million of this increase. The amount attributable to the acquired businesses includes amortization expense of approximately $915,000 related to acquired intangible assets. The remaining increase primarily reflects headcount investments in our legacy business, higher levels of professional fees for third-party professionals who assist us with strategic initiatives, investor relations and other regulatory matters and an increase in stock-based compensation expense. During the second quarter of 2022, we recorded a catch-up adjustment of $130,000 related to the performance-based awards that will vest on August 24, 2023. This adjustment was a result of a change in the probable vesting percentage for these awards which is now 150% as compared to 100%. These increases were partially offset by a reduction in legal fees.

Restructuring and Other Charges. For the six months ended June 30, 2021, we recorded $252,000 in restructuring and other charges related to the consolidation of the manufacturing operations in our Electronic Test segment and the retirement of our former Chief Financial Officer. There were no similar charges in the six months ended June 30, 2022.

Income Tax Expense. For the six months ended June 30, 2022, we recorded income tax expense of $532,000 compared to income tax expense of $813,000 for the same period in 2021. Our effective tax rate was 17% for the six months ended June 30, 2022 compared to 14% for the same period in 2021. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Liquidity and Capital Resources

As discussed more fully in the Overview, our business and results of operations are substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs. The cyclical and volatile nature of demand for ATE makes estimates of future revenue, results of operations and net cash flows difficult.

Our primary historical source of liquidity and capital resources has been cash flow generated by our operations. In 2021, we also utilized our credit facility, which is discussed below, to fund our acquisitions. We manage our businesses to maximize operating cash flows as our primary source of liquidity for our short-term cash requirements, as discussed below. We use cash to fund growth in our operating assets, for new product research and development, for acquisitions and for stock repurchases. We currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, our credit facility or by issuing equity.

Credit Facility

As discussed in Note 12 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the October 2021 Agreement with M&T. The October 2021 Agreement includes a $25 million Term Note and a $10 million revolving credit facility and replaces our prior credit facility with M&T. The October 2021 Agreement has a five-year contract period that expires on October 15, 2026 and draws under the Term Note will be permissible for two years. The principal balance of the revolving credit facility and the principal balance of any amount drawn under the Term Note will accrue interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The October 2021 Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the October 2021 Agreement are secured by liens on substantially all of our tangible and intangible assets.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2022 it was approximately 2.8% based on current leverage. Effective August 1, 2022, this rate had increased to approximately 3.6%.

At June 30, 2022, there were no amounts borrowed under our revolving credit facility. This facility has a total borrowing availability of $10.0 million. At June 30, 2022 we had utilized $20.5 million of the availability under our Term Note and we had $4.5 million remaining available under our Term Note.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,543	$21,195
Working capital	$28,690	$27,005

As of June 30, 2022, $2.8 million, or 26%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 12 to our consolidated financial statements in this Report.

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

Cash Flows

Operating Activities. Net cash used in operations during the six months ended June 30, 2022 was $5.1 million. During this same period, we recorded net earnings of $2.7 million and had non-cash charges of $2.5 million for depreciation and amortization, which included $638,000 of amortization related to our ROU assets. We also recorded $923,000 for amortization of deferred compensation expense related to stock-based awards. Our operating lease liabilities declined $701,000 during this period. During the six months ended June 30, 2022, accounts receivable increased $6.6 million, reflecting the increase in revenue in the second quarter of 2022 compared to the fourth quarter of 2021, as well as the fact that a significant portion of the revenue recorded during the second quarter of 2022 was shipped in June 2022. Inventories and accounts payable increased $4.9 million and $3.5 million, respectively, also reflecting the increase in business levels. Accrued wages and benefits decreased $981,000 during the six months ended June 30, 2022 reflecting the payment in March 2022 of profit-based bonuses accrued in 2021 on our results for the 2021 year.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2022 was $3.8 million. In April 2022, we used $3.5 million to purchase U.S. treasury bills, which mature in October 2022. During six months ended June 30, 2022, we received a refund from the seller of approximately $371,000 of the purchase price for Acculogic. This refund reflects the final post-closing working capital adjustment. During the six months ended June 30, 2022, purchases of property and equipment were $708,000, primarily reflecting leasehold improvements to our facility in Mansfield, Massachusetts for the space that our Videology subsidiary occupied in the second quarter of 2022 and the purchase of new software tools to assist in the consolidation and reporting of our business operations. These purchases were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2022; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2022 was $1.8 million. During the six months ended June 30, 2022, we made principal payments on our Term Note totaling $1.9 million and received $121,000 as a result of purchases of our stock that were made by our employees under the ESPP. We also acquired $10,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2022, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2021 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2022 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock withheld by the Company for the second quarter of 2022:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	690	(1)	$8.08	-	-
May 1-31	541	(1)	$7.56	-	-
June 1-30	-		$-	-	-
Total	1,231		$7.85	-

(1)	Shares withheld to cover tax withholding obligations under the net settlement provisions of our restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	inTEST Corporation Fourth Amended and Restated 2014 Stock Plan (1)(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 22, 2022, File No. 001-36117, filed June 27, 2022, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 11, 2022	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer

Date:	August 11, 2022	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary