Form 10-K
period 2022-12-31
INTEST CORP
filed 2023-03-22
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), was: $71,710,141.

The number of shares outstanding of the registrant's Common Stock, at March 15, 2023, was 11,121,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Report”)), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “outlook,” “strategy,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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

We discuss many of these risks and uncertainties and others under Part I, Item 1A "Risk Factors," in this Report, and elsewhere in this Report. These risks and uncertainties, among others, could cause our actual future results to differ materially from those described in our forward-looking statements or from our prior results. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks to circumstances only as of the date on which it is made. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

Item 1.	BUSINESS

OVERVIEW AND STRATEGY

inTEST Corporation was incorporated in New Jersey in 1981 and reincorporated in Delaware in April 1997. The consolidated entity is comprised of inTEST Corporation and our wholly-owned subsidiaries. In this Report, "we," "us," "our," and the "Company" refer to inTEST Corporation and our consolidated subsidiaries.

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductors (“semi”). During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). As discussed further in Note 19 to our consolidated financial statements in this Report, effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies. Prior period information has been reclassified to be comparable to the current period’s presentation.

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

Global and Market Expansion. We believe we can provide significant and sustainable long-term growth by expanding our serviceable addressable market (“SAM”) and building a larger installed product base. To capture this opportunity, we intend to make investments to drive further penetration in our existing markets. These investments may include initiatives to increase revenue both by leveraging our customer relationships to provide a broader array of our current portfolio of products to our existing customer base as well as by expanding our customer base within these markets. In addition, we intend to increase our global footprint and coverage to better serve new and existing customers. Finally, our strategy in this area includes targeting expansion into new markets with our existing product portfolio. During 2022, our businesses continued to gain new customers in both the semi market and in our other target markets and we have expanded our sales and support network to regions of the world where we identified gaps in coverage. Including the impact of the Q4 2021 acquisitions, we believe our SAM is now in excess of $2.0 billion.

Innovation and Differentiation. Our 5-Point Strategy focuses on leveraging our engineering know-how and expertise to deliver innovative solutions which we believe will outperform those of our competitors. We continue to invest in engineering resources with the goal of developing new and unique solutions to help solve our customers’ most complex challenges in their manufacturing and quality processes. Designed to be broadly applicable through more standardized platforms, these solution platforms enable late-stage configuration to address each customers’ unique requirements. We believe creating more standardization to increase market availability will drive growth and reduce costs by enabling us to increase the breadth and depth of our customer base. In 2022, we launched our Eco-ThermoStream which we believe is more energy efficient and offers more advanced control technologies than competitive platforms and we expanded our automated manipulator portfolio with the mid-tier LSC model. We have also continued to see success with the adoption of our induction heating solution for Silicon-Carbide crystal growth.

Service and Support. We have strong customer relationships and believe service and support activities are valuable in strengthening customer satisfaction, loyalty and retention. Through ensuring that we serve our customers’ needs, whether by expanding service coverage and decreasing response time or through expanding and enhancing service offerings, we believe we can drive revenue growth and strengthen our customer relationships. We expect to invest in resources to fill areas where we have identified gaps in service and support. We also plan to invest in technology to provide remote service capabilities to monitor the health of our products that are onsite at customer locations. As we expand our SAM and increase our market penetration, we also expect to identify opportunities to add more consumable products within our offerings. We believe that increasing the number of ways and the frequency with which we make customer contacts can drive growth in our business in the future. In 2022, we continued to expand our service partner network across the U.S., Canada and Asia. We are driving adoption of our master service agreements across our installed base to better support our customers’ operations and drive customer satisfaction.

Strategic Acquisitions & Partnerships. In addition to driving organic growth, our strategy includes acquiring businesses, technologies or products that are complementary to our current product offerings. Our acquisition strategy is to add to our current solutions by expanding capabilities, such as expanded induction heating frequency or refrigeration temperature range, and to expand our geographic presence. We also will consider new technologies that replicate the highly engineered, high quality and differentiated solutions of our current product portfolio for test and process solutions. Our focus is on expanding our electronic test capabilities, widening our thermal test capabilities in areas such as environmental test, and building our processing technologies offerings with expanded imaging and heating capabilities. In 2022, we focused on the integration of the acquisitions that occurred in the fourth quarter of 2021. We continue to assess target companies to drive further inorganic growth in support of our 5-year plan.

Talent and Culture. We believe ensuring the right people are in the right roles and are empowered to deliver success is crucial to the achievement of our core strategies. In addition, we have and will continue to create a culture and environment of openness, one that is results-oriented and drives accountability across the organization. Finally, we intend to foster diversity, equity and inclusion and provide opportunities for career development so as to maximize employee engagement, all of which is necessary to achieving our corporate vision. In 2022, we added a new HR leader at the corporate level to help drive these initiatives and advance the cultural transformation that is underway.

ACQUISITIONS

In line with our 5-Point Strategy, a key element of our growth is acquisitions. During 2021, we completed three acquisitions, Z-Sciences Corp. (“Z-Sciences”) (now North Sciences) on October 6, 2021, Videology Imaging Solutions Inc. and Videology Imaging Solutions (collectively, “Videology”) on October 28, 2021 and Acculogic Inc. and its affiliates (“Acculogic”) on December 21, 2021. These acquisitions expanded our technology offerings, diversified our markets and customers and expanded our presence into Europe. North Sciences is included in our Environmental Technologies segment, Videology is included in our Process Technologies segment and Acculogic is included in our Electronic Test segment. These acquisitions are discussed further in Note 3 to our consolidated financial statements in this Report. Their results have been included in our consolidated results as of their respective acquisition dates.

MARKETS

Overview

We are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security and semi. Our largest market is semi. Products and equipment sold into semi are generally delineated as being part of either “front-end” or “back-end.” The roots of inTEST’s engineered product history are in the back-end of semi in integrated circuit (“IC”) testing.

($ in 000s)	Years Ended
					Change
	12/31/2022		12/31/2021		$	%
Revenue
Semi	$68,422	58.6%	$54,937	64.7%	$13,485	24.5%
Industrial	10,038	8.6%	7,314	8.6%	2,724	37.2%
Automotive/EV	10,776	9.2%	6,205	7.3%	4,571	73.7%
Life Sciences	4,589	3.9%	2,353	2.8%	2,236	95.0%
Defense/Aerospace	7,006	6.0%	5,043	6.0%	1,963	38.9%
Security	3,241	2.8%	699	0.8%	2,542	363.7%
Other	12,756	10.9%	8,327	9.8%	4,429	53.2%
	$116,828	100.0%	$84,878	100.0%	$31,950	37.6%

During 2022, our revenue from semi grew $13.5 million or 25%, primarily reflecting growth in demand for our front-end solutions used in the wafer manufacturing process. Revenue from sales of back-end product offerings also increased year over year as we continued to expand our product offerings and customer base. The increase in back-end semi reflects the impact of Acculogic as well as the success of new product offerings and refocused sales efforts by our legacy businesses. Growth in revenue to the automotive, defense/aerospace, industrial, life sciences and security markets were all reflective of the impact of the acquisitions we completed in the fourth quarter of 2021.

Semi Market

The semi market includes both the broader semiconductor manufacturing industry as well as the more specialized wafer manufacturing (front-end) and semiconductor ATE (back-end) sectors within the broader semiconductor market. With our induction heating products, we serve the front-end of the semiconductor manufacturing process including silicon carbide ("SiC") crystal growth and epitaxial reactors. A variety of our electronic test and environmental technologies segments’ products are used in the back-end of the semiconductor manufacturing process, which includes the testing of ICs.

IC Testing. Semiconductor manufacturers typically produce ICs in multiples of several hundred or more on a silicon wafer that is later separated or "diced" into individual ICs. Extended leads are then attached to the individual ICs for later connection to other electrical components. In most cases, the ICs are then encapsulated in a plastic, ceramic or other protective housing. These process steps are called "packaging."

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

Market Trends. We believe the semi market, a highly cyclical industry historically, is currently undergoing strong growth as a result of billions of dollars of investments in new fabrication (“fab”) facilities around the world. These investments are being driven by the continued growth of the use of electronics, the need for powering an ever-growing number of devices and the continued economic development of less wealthy nations. We believe the COVID-19 pandemic and geopolitical tensions have made the high concentration of semiconductor manufacturing in China and Taiwan very apparent to more wealthy nations and has spurred the investment in expansion of this industry in areas outside of these regions.

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

Other Markets

We provide a variety of solutions to our automotive, defense/aerospace, industrial, life sciences, and security markets. We believe a number of drivers are creating more opportunity for our highly-engineered solutions in these markets.

In the automotive market, we provide solutions that help in the quality and productivity of electric vehicle (“EV”) manufacturing. Our solutions include induction heating solutions for motor manufacturing and automated test equipment for battery cells. We believe there is a strong global growth trend in EVs and that our differentiated solutions can be applied with more customers in more geographic regions.

In the defense/aerospace industry, we provide ATE to prime and subcontract manufacturers to ensure quality control is maintained while also providing quicker, more accurate test times of electronic circuit boards.

In the life sciences industry, we provide image capture products, heating systems for medical device manufacturing and equipment for critical applications within the medical cold chain for pharmaceuticals.

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

Induction Heating. Our induction heating products are used in process applications where precision-controlled heating is needed.  Customers use our induction heating products in conjunction with other technologies in various manufacturing environments to improve production efficiencies and reduce or eliminate greenhouse gas emissions.  Applications for our EKOHEAT(R) or EASYHEAT™ induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting, shrink-fitting, crystal growing, semi-wafer heating and material testing.

Digital Streaming and Image Capturing Solutions. Our acquisition of Videology added industrial-grade circuit board mounted digital imaging solutions, Zoom Block cameras and complete image capture systems. Videology also offers OEMs imaging solutions designed to the customers’ specifications and that can interface with the customers’ software.

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

Robotics-Based Electronic Production Test Equipment. Our acquisition of Acculogic adds to our electronic test platform offerings beyond those which exclusively serve semi. Acculogic designs and manufactures robotics-based electronic production test equipment and provides application support services which are sold to electronic manufacturers including OEM and contract electronic manufacturers as well as battery manufacturers.

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. At December 31, 2022, we had manufacturing facilities in the U.S. in Massachusetts, New Jersey, and New York as well as outside the U.S. in Canada, Germany and the Netherlands. We provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

OUR SEGMENTS

As noted above, during the year ended December 31, 2021, we managed our business as two operating segments, Thermal and EMS. Effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies. Prior period information has been reclassified to be comparable to the current period’s presentation.

Our Electronic Test segment consists of (i) inTEST EMS which has operations in New Jersey and California, and (ii) Acculogic, which has operations in Canada, California and Germany. Semiconductor manufacturers use our inTEST EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs.  These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, industrial, and mobile communication markets. Our products are a combination of standard designs based on industry requirements and those designed specifically to meet a customer's particular combination of ATE. With the acquisition of Acculogic, our Electronic Test segment now also includes robotics-based electronic test equipment and application support services used primarily in defense/aerospace, automotive, battery, life sciences and electronic manufacturing services industries.

Our Environmental Technologies segment consists of inTEST Thermal Solutions (“iTS”), which manufactures and sells products under the Temptronic, Sigma, Thermonics and North Sciences brand names and has operations in Massachusetts, Germany and Singapore. Customers use the thermal solutions produced by iTS for product development, characterization and production test. This segment also offers ultra-cold storage solutions for the life sciences cold chain market. Our Environmental Technologies segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences and semiconductor.

Our Process Technologies segment consists of (i) Ambrell which has operations in New York, the Netherlands and the U.K and (ii) Videology, which has operations in Massachusetts and the Netherlands. Ambrell provides customers with induction heating solutions for a wide variety of manufacturing processes.  Videology is a designer, developer and manufacturer of digital streaming and image capturing solutions. Our Process Technologies segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor.

Electronic Test Products

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

Acculogic Scorpion Flying Probe Test Systems. Acculogic designs and manufactures robotics-based electronic test equipment and provides application support services for OEMs, contract electronic manufacturers and battery manufacturers. These systems are used to structurally test an electronic device. Structural testing is a confirmation that the device was manufactured properly. Acculogic’s Scorpion Flying Probe system can be quickly programmed to test almost any printed circuit board. This programming is quickly done with a digitized drawing of the device to be tested. Traditional in-circuit testing systems require a dedicated fixture for each board to be tested. Acculogic’s Flying Probe system can test a virtually unlimited number of boards without any hardware modifications. These systems generally sell for between $200,000 and $600,000.

Acculogic BRiZ Automated Test and Programming Services: BRiZ is an automated test platform that can consolidate any variety of circuit board test and programming into a single, compact, low-cost test station. These platforms generally sell for between $50,000 and $250,000.

Environmental Technologies Products

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

Traditionally, our customers use ThermoStream(R) products primarily in engineering, quality assurance and small-run manufacturing environments. ThermoStream(R) and MobileTemp products generally range in price from approximately $15,000 to $55,000.

Thermal Chambers: Our thermal chamber products are available in a variety of sizes, from small bench-top units to chambers with internal volumes of twenty-seven cubic feet and greater and with temperature ranges as wide as from -190 degrees Celsius to +500 degrees Celsius. Chambers can be designed to utilize liquid nitrogen or liquid carbon dioxide cooling or mechanical refrigeration, and sometimes both. These chambers can accommodate large thermal masses and are found in both laboratory and production environments. Chambers are generally priced from $18,000 to $150,000.

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

Thermonics(R) Products: Our Thermonics temperature conditioning products, which include our process chillers, provide tempered gas or fluid to enable customers to maintain desired thermal conditions within their tool or process. Applications include general industrial, chemical processing, energy, electronics, automotive, defense/aerospace and semiconductor markets. Prices generally range from $25,000 to greater than $300,000.

Ultra-Cold Storage Solutions: Our high-performance biomedical freezers, refrigerators and mobile storage solutions meet versatile applications, including ultra-cold storage solutions for biological sample banks, blood safety, vaccine safety, medical supplies and reagent safety. Prices generally range from $1,500 to $20,000.

Process Technologies Products

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

Electronic Test Products: In North America, we sell our inTEST EMS products to semiconductor manufacturers through internal account representatives and independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

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

Our robotics-based electronic test equipment and automated test programming services are sold in North America through a combination of internal sales staff and manufacturer representatives. Customer support is supplied by a team located throughout North America. In Europe, these products and services are sold through manufacturer representatives and supported with direct employees based in our Hamburg, Germany facility. In Asia, these products and services are sold through a mixture of distributors and manufacturer representatives. Customer support is provided by trained distributors and supplemented by direct employees from North America and Europe.

Environmental Technologies Products: We market our Temptronic, Sigma Thermonics, and North Sciences (formerly Z-Sciences) brands under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force. Sales to life sciences customers worldwide are handled directly by our own sales force or by our network of independent representatives and distributors. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We communicate with our distributors regularly and have trained them to sell and service our thermal products.

Process Technologies Products: We market our EASYHEAT™ and EKOHEAT(R) precision induction heating equipment to manufacturers who require specialized industrial heating in a wide array of industries, including automotive, aerospace and semiconductor, and are sold globally through a combination of regional sales managers and independent distributors. In North America, direct regional sales managers provide sales coverage augmented by independent sales representatives. In Europe, direct sales managers provide sales coverage augmented by independent distributors. In Asia, distributors have responsibility for sales and service of our products. We generate a significant portion of our sales leads through our website as well as through trade show attendance where we display our products and technology.

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

CUSTOMERS

We market our products to end users including semiconductor manufacturers, third-party foundries and test and assembly providers, as well as to OEMs, which include ATE manufacturers and their third-party outsource manufacturing partners. We also market our products to independent testers of semiconductors, manufacturers of automotive, defense/aerospace, industrial, life sciences and security products, semiconductor research facilities, and manufacturers and manufacturing process integrators for a variety of industrial process applications. Our customers use our products principally in production testing or process/manufacturing applications, although our ThermoStream(R) products traditionally have been used largely in engineering development and quality assurance. We believe that we sell to most of the major semiconductor manufacturers in the world.

During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2021, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue. Our ten largest customers accounted for approximately 43% of our consolidated revenue in each of the years ended December 31, 2022 and 2021.

An important aspect of our 5-Point Strategy includes broadening and diversifying our customer base. We plan to do this both through acquisitions as well as through leveraging current customer relationships, increasing our portfolio of product offerings and expanding our global footprint to better serve existing and new customers. The list of our largest customers in any given period continues to shift as we advance the applications of our technologies, acquire new technologies and grow the business. The loss of any one or more of our largest customers, or a reduction in orders by a major customer, could materially reduce our revenue or otherwise materially affect our business, financial condition or results of operations.

MANUFACTURING AND SUPPLY

At December 31, 2022, our principal manufacturing operations consisted of assembly and testing at our facilities in in the U.S. (Massachusetts, New Jersey and New York), Canada, Germany and the Netherlands. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own facilities. Our practice is to use high quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers; however, certain raw materials and components are sourced from single suppliers. Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources.

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

Each of our Massachusetts, New York, and Canada facilities is ISO 9001:2015 certified. Our New Jersey facility manufactures products only for the semiconductor industry where ISO certification is not required, so we do not maintain any ISO certifications there. However, this location does employ the practices embodied in the ISO 9001:2008.

Our Massachusetts facility and our Acculogic office in CA are ITAR compliant enabling them to support the specific requirement of the U.S. Department of Defense. Our Canadian facility is compliant with the Canadian version of ITAR, enabling them to support the Canadian Department of Defense.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. At December 31, 2022, we employed a total of 77 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. In the years ended December 31, 2022 and 2021, we spent approximately $7.5 million and $5.5 million, respectively, on engineering and product development.

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

At December 31, 2022, we held 49 active U.S. patents and had three pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2023 and extending through 2042. During 2022, two U.S. patents were issued and seven U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2023 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

COMPETITION

We operate in an increasingly competitive environment within all of our operating segments. Some of our competitors have greater financial resources and more extensive design and production capabilities than us. Certain markets in which we operate have become more fragmented, with smaller companies entering the market. These new smaller entrants typically have much lower levels of fixed operating overhead than us, which enables them to be profitable with lower priced products. In order to remain competitive with these and other companies, we must continue to commit a significant portion of our personnel, financial resources, research and development and customer support to developing new products and maintaining customer relationships worldwide.

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

Our principal competitors for manipulator products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for docking hardware products include Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for tester interface products are Advantest Corporation, Esmo AG, Reid-Ashman Manufacturing and Teradyne, Inc. Our principal competitors for Acculogic products are Digitaltest GmbH, Seica S.P.A., SPEC S.P.A., and Takaya Corporation.

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

BACKLOG

At December 31, 2022, our backlog of unfilled orders for all products was $46.8 million compared with $34.1 million at December 31, 2021. Our backlog consists of purchase orders that we have accepted, substantially all of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period. See also the discussion of backlog in Part II, Item 7 under “Orders and Backlog.”

EMPLOYEES

At December 31, 2022, we had 346 employees (327 of which were full-time), including 161 in manufacturing operations, 139 in customer support/operations and 46 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

COVID-19 PANDEMIC

We are following the guidance of the Centers for Disease Control and Prevention (the “CDC”) and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations or conducting temperature screenings, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible, and to stay home if they feel sick. We are continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past three years.

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

A key element of our growth strategy is to acquire businesses, technologies or products that are complementary to our current product offerings. For example, we completed the acquisitions of Z-Sciences (now North Sciences), Videology and Acculogic in 2021. We seek to make additional acquisitions that will further expand our product lines as well as strengthen our positions in served markets and provide expansion into new markets. We may not be able to execute our acquisition strategy and our future growth may be limited if:

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

If any of the events described above occur, our earnings could be reduced and may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial and strategic objectives. If we issue shares of our stock or other rights to purchase our stock in connection with any future acquisitions, the issuance will dilute our existing stockholders' interests and our earnings per share may decrease. If we issue or incur debt in connection with any future acquisitions, lenders may require that we pledge our assets to secure repayment of such debt and impose covenants on us, which could, among other things, restrict our ability to increase capital expenditures or to acquire additional businesses.

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

In connection with our acquisition of Acculogic we have recorded a contingent consideration liability that represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately USD $3.7 million at December 31, 2022. There were no payments due for the year ended December 31, 2022. The fair value of this contingent consideration liability involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time periods as well as when we expect to receive payment for the related net invoices. At December 31, 2022, the contingent consideration liability on our balance sheet was USD $1.4 million which was its estimated fair value at that date. Any future adjustments to the estimated fair value of the contingent liability will be recorded in our results of operations for the period in which the adjustment occurs.

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

We may fail to effectively integrate acquired businesses into our operations or otherwise fail to realize the anticipated benefits of the acquisitions.

If we fail to accurately assess and successfully integrate any recent or future acquisitions, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and increased losses. Successful integration involves many challenges, including:

●	the difficulty of integrating acquired operations and personnel with our existing operations;
●	the difficulty of developing, manufacturing, and marketing new products and services;
●	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
●	in some cases, our exposure to unforeseen liabilities of acquired companies; and
●	the loss of key employees of an acquired business operation.

In addition, an acquisition could adversely impact cash flows, operating results, and stockholder interests, for many reasons, including:

●	contingent consideration payments;
●	the issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders;
●	charges to our income to reflect the impairment of acquired intangible assets, including goodwill; and
●	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture.

The anticipated benefit of any of our acquisitions may never materialize. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms, or at all.

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

We sell certain of our products in markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets. During 2022 and 2021, our sales to markets other than the semi market were $48.0 million and $30.0 million, respectively, and represented 41% and 35% of our consolidated revenue, respectively. Our goal is to increase our sales to markets other than the semi market; however, in most cases, the expansion of our product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these markets, we do not expect broad market penetration in many of these markets. If we are unable to expand these sales, our revenue and results of operations will remain substantially dependent upon the cycles of the semi market.

RISKS RELATED TO OUR BUSINESS OPERATIONS

If our suppliers do not meet product or delivery requirements, or inflationary pressures continue to increase and we cannot increase our prices to our customers, we could have reduced revenues and earnings.

During 2022, as global supply chain constraints became more pronounced, we experienced price increases and lack of availability from several of our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. Certain components of our products may continue to be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, experience reputational harm and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to raise our prices to our customers in an amount or timeframe sufficient to offset the increases in price we are experiencing from our suppliers. This could result in a reduction in our earnings in future periods.

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

We are subject to significant environmental, health and safety laws and regulations and related compliance expenditures and liabilities.

Our businesses are subject to many foreign, federal, state and local environmental, health and safety laws and regulations, particularly with respect to the use, handling, treatment, storage, discharge and disposal of substances and hazardous wastes used or generated in our manufacturing processes. Compliance with these laws and regulations is a significant factor in our business. We have incurred and expect to continue to incur significant expenditures to comply with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial actions.

We expect to continue to be subject to increasingly stringent environmental and health and safety laws and regulations. It is difficult to predict the future interpretation and development of environmental and health and safety laws and regulations or their impact on our future earnings and operations. We anticipate that compliance will continue to require increased capital expenditures and operating costs. Any increase in these costs, or unanticipated liabilities arising from, among other things, discovery of previously unknown conditions or more aggressive enforcement actions, could adversely affect our results of operations, and there is no assurance that they will not exceed our reserves or have a material adverse effect on our financial condition.

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

Our credit facility with M&T Bank contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our facility. Under such circumstances, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Credit Facility” and Note 12 to our consolidated financial statements in this Report for a discussion of the material terms of our credit facility.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC"), standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations.

For example, on March 10, 2023, Silicon Valley Bank ("SVB"), and on March 12, 2023, Signature Bank, were closed by state regulators and the FDIC was appointed receiver for each bank. The FDIC created successor bridge banks and all deposits of SVB and Signature Bank were transferred to the bridge banks under a systemic risk exception approved by the United States Department of the Treasury, the Federal Reserve and the FDIC. If financial institutions in which we hold funds for working capital were to fail, we cannot provide any assurances that such governmental agencies would take action to protect our uninsured deposits in a similar manner.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

We face risks associated with doing business in China.

We conduct sales and other business operations in China, as a result, the economic, political, legal and social conditions in China could harm our business. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the intellectual property we develop in China or elsewhere. As China's legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:

●	The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
●	Restrictions on currency exchange may limit our ability to receive, transfer and use our cash effectively;
●

Increased uncertainties related to the enforcement of intellectual property rights including any intellectual property rights that we may license to a Chinese (or other emerging jurisdiction) entity, including any joint ventures we may form;

●	Increased uncertainties relating to Chinese regulation of exports of products and technology to and from China;
●	Increased and rapidly changing export and related trade regulations and restrictions imposed by U.S. and Chinese legislation, executive actions and regulations;
●	Difficulty of travel to and from China (and to and from United States) arising from or related to the COVID-19 pandemic or any future pandemic;
●

The Chinese government may favor its local businesses and make it more difficult for foreign businesses to operate in China on an equal footing, or create generally difficult conditions for foreign headquartered businesses to operate;

●	Increased uncertainties related to the enforcement of contracts with certain parties;
●	More restrictive rules on foreign investment could adversely affect our ability to expand our operations in China; and
●

Geopolitical tensions between China on the one hand and the United States and/or the European Union on the other hand, may increase and may lead to increased export sanctions with Chinese entities and sanctions made against China.

As a result of our growing operations in China, these risks could harm our business.

We face political and other risks conducting business in Taiwan particularly due to their tense relationships with China.

We have customers located in Taiwan. Accordingly, our business, financial condition and results of operations may be affected by changes in governmental and economic policies in Taiwan, social instability and diplomatic and social developments in or affecting Taiwan due to its unique international political status. Although significant economic and cultural relations have been established between Taiwan and China, we cannot assure that relations between Taiwan and China will not face political or economic uncertainties in the future. Any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan, could disrupt our business operations and materially and adversely affect our results of operations.

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

During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2021, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue. Our ten largest customers accounted for approximately 43% of our consolidated revenue in each of the years ended December 31, 2022 and 2021. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

Our markets are subject to rapid technological change, and our business prospects would be negatively affected if we are unable to quickly and effectively respond to innovation in the semi market or other markets that we serve.

Technology, including semiconductor technology, continues to become more complex as the pace of innovation and development of new technology increases. In addition, manufacturers are incorporating ICs into an increasing variety of products. This trend, including the changes needed in automated testing systems to respond to developments in the semiconductor market, are likely to continue. We cannot be certain that we will be successful or timely in developing, manufacturing or selling products that will satisfy customer needs or that will attain market acceptance. Our failure to provide products that effectively and timely meet customer needs or gain market acceptance will negatively affect our business prospects.

RISKS RELATED TO FOREIGN OPERATIONS

The current conflict in the Ukraine could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia. The U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. At a minimum, the continuing conflict is likely to cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations. In addition, the conflict and actions taken in response to the conflict could increase our costs or disrupt our supply chain for certain material which Acculogic currently acquires from a key sole-source supplier in Belarus. If we cannot find an alternate supplier for this material, our revenue and earnings could be adversely affected.

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 19% and 12% of consolidated revenue in 2022 and 2021, respectively. Revenue from foreign customers totaled $67.7 million, or 58% of consolidated revenue in 2022, and $58.1 million, or 68% of consolidated revenue in 2021. We expect our revenue from foreign customers will continue to represent a significant portion of total revenue. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. At December 31, 2022, $5.0 million, or 37%, of our cash and cash equivalents was held by our foreign subsidiaries. We also had $1.1 million of restricted cash that is discussed in Note 2 to our consolidated financial statements in this Report that was held by one of our subsidiaries in the Netherlands. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

RISKS RELATED TO COVID-19

Our business, results of operations and financial condition and the market price of our common stock have been and may continue to be adversely affected by the COVID-19 pandemic.

While the negative impact of COVID-19 on our business was further reduced in 2022, the spread of the virus or variants of the virus could worsen and one or more of our significant customers or suppliers could be impacted, or significant additional governmental regulations and restrictions could be imposed, thus negatively impacting our business in the future.

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

If we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights.

We protect the technology that is incorporated in our products in several ways, including through patent, copyright, trademark and trade secret protection and by contractual agreement. However, even with these protections, our intellectual property may still be challenged, invalidated or subject to other infringement actions. While we believe that our intellectual property has value in the aggregate, no single element of our intellectual property is in itself essential. If a significant portion of our intellectual property is invalidated or ineffective, our business could be materially adversely affected.

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

Historically, our operating results have fluctuated significantly from quarter to quarter. We believe that these fluctuations occur primarily due to the cycles of demand in the semiconductor manufacturing industry. In addition to these changing cycles of demand, other factors that have caused our quarterly operating results to fluctuate in the past or that may cause fluctuations and losses in the future, include:

●	costs related to due diligence and transaction-related expenses for a proposed acquisition that does not get completed;
●	costs and timing of integration of our acquisitions and plant consolidations and relocations;
●	changes in demand in the markets we serve including the automotive, defense/aerospace, industrial, life sciences and security markets;
●	the state of the U.S. and global economies;
●	changes in the buying patterns of our customers including any changes in the rate of, and timing of, purchases by our customers;
●	the impact of interruptions in our supply chain caused by external factors;
●	changes in our market share;

●	the impact of COVID-19 or any other pandemic on our business;
●	the technological obsolescence of our inventories;
●	quantities of our inventories greater than is reasonably likely to be utilized in future periods;
●	fluctuations in the level of product warranty charges;
●	competitive pricing pressures;
●	excess manufacturing capacity;
●	our ability to control operating costs;
●	delays in shipments of our products;
●	the mix of our products sold;
●	the mix of customers and geographic regions where we sell our products;
●	changes in the level of our fixed costs;
●	costs associated with the development of our proprietary technology;
●	our ability to obtain raw materials or fabricated parts when needed;
●	increases in costs of component materials;
●	cancellation or rescheduling of orders by our customers;
●	changes in government regulations; and
●	geopolitical instability.

Because the market price of our common stock has tended to vary based on, and in relation to, changes in our operating results, fluctuations in the market price of our stock are likely to continue as variations in our quarterly results continue.

Item 1B.	UNRESOLVED STAFF COMMENTS

This disclosure is not required as the Company is not an accelerated filer, large accelerated filer, nor a well-known seasoned issuer.

Item 2.	PROPERTIES

At December 31, 2022, we leased thirteen facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2022:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Rochester, NY	April 2028	79,150	Process Technologies segment operations (principal facility for Ambrell)
Mansfield, MA	December 2024	52,700	Environmental Technologies segment operations (principal facility for iTS), Process Technologies segment operations (principal facility for Videology)

Mt. Laurel, NJ	April 2031	33,650	Corporate headquarters and Electronic Test segment operations
Ontario, Canada	February 2028	16,437	Electronic Test segment operations (primary facility for Acculogic Inc.)
Fremont, CA	November 2025(1)	15,746	Formerly Electronic Test segment sales and engineering

All of our facilities have space to accommodate our needs for the foreseeable future.

(1)

During the fourth quarter of 2020, we consolidated all manufacturing operations for our EMS segment into our facility in Mt. Laurel, New Jersey, as more fully discussed in Note 5 to our consolidated financial statements for the year ended December 31, 2022 in this Report. In August 2021, we subleased this facility for the balance of the term.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." On March 15, 2023, the closing price for our common stock as reported on the NYSE American was $15.84. At March 15, we had 11,121,359 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2022 or 2021. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

There were no shares of our common stock repurchased by us or on our behalf during the three months ended December 31, 2022.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under the caption “Equity Compensation Plan Information.”

Item 6.	RESERVED

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2022. In addition, please refer to the discussion of our business and markets contained in Part I, Item 1 of this Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

Overview

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

Markets

As discussed further in Part I, Item 1 “Markets”, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security as well as both the front-end and back-end of the semiconductor manufacturing industry. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

The portion of our business that is derived from the semi market is substantially dependent upon the demand for ATE by semiconductor manufacturers and companies that specialize in the testing of ICs and, for our induction heating products, the demand for wafer production equipment. Demand for ATE or wafer production equipment is primarily driven by semiconductor manufacturers that are opening new, or expanding existing, semiconductor fabrication facilities or upgrading equipment, which in turn is dependent upon the current and anticipated market demand for ICs and products incorporating ICs. Such market demand can be the result of market expansion, development of new technologies or redesigned products to incorporate new features, or the replacement of aging equipment.

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

As discussed further in Part I, Item 1 “Overview and Strategy”, although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the automotive, defense/aerospace, industrial, life sciences and security markets. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

In addition, because of our limited market share, our orders and revenue in any given period in these markets do not necessarily reflect the overall trends in these markets. Consequently, we are continuing to evaluate buying patterns and opportunities for growth in these, and other, markets that may affect our performance. The level of our orders and revenue in all of the markets we serve has varied in the past, and we expect will vary significantly in the future, as we work to build our presence in our current markets and establish new markets for our products.

Acquisitions

During 2021, we completed three acquisitions, North Sciences on October 6, 2021, Videology on October 28, 2021 and Acculogic on December 21, 2021. These acquisitions expanded our technology offerings, diversified our markets and customers and expanded our presence into Europe. North Sciences is included in our Environmental Technologies segment, Videology is included in our Process Technologies segment and Acculogic is included in our Electronic Test segment. These acquisitions are discussed further in Note 3 to our consolidated financial statements in this Report. Their results have been included in our consolidated results as of their respective acquisition dates. In order to fund a portion of these acquisitions, we utilized our delayed draw term note that is part of our credit facility. This credit facility is discussed further in Note 12 to our consolidated financial statements in this Report and in Liquidity and Capital Resources below.

Revenue

The following table sets forth, for the periods indicated, a breakdown of the revenue by market (in thousands).

	Years Ended December 31,		Change
	2022	2021	$	%
Revenue:
Semi	$68,422	$54,937	$13,485	24.5%
Industrial	10,038	7,314	2,724	37.2%
Auto/EV	10,776	6,205	4,571	73.7%
Life Sciences	4,589	2,353	2,236	95.0%
Defense/Aerospace	7,006	5,043	1,963	38.9%
Security	3,241	$699	2,542	363.7%
Other	12,756	8,327	4,429	53.2%
	$116,828	$84,878	$31,950	37.6%

Total consolidated revenue for the year ended December 31, 2022 was $116.8 million compared to $84.9 million in 2021, an increase of $32.0 million or 38% as compared to 2021. Revenue from acquired businesses in 2021 (from the respective dates of acquisition through December 31, 2021) was $1.5 million. Revenue from acquired businesses in 2022 was $19.7 million.

Acquired businesses contributed significantly to the increases in industrial, auto/EV, life sciences, defense/aerospace and security in 2022 as compared to 2021. The $13.5 million increase in revenue from the semi market primarily reflects strength in demand for our induction heating technology solutions for silicon carbide (SiC) crystal growth applications.

Orders and Backlog

We use the following key performance metrics to analyze and measure our financial performance and results of operations: orders and backlog. We define orders as purchase orders that we have accepted from our customers. Orders are recorded based on the date received and accepted by us. We believe tracking orders is useful in planning for future production needs and staffing levels and we use information about the level of our orders to make decisions about resource allocation, including appropriate levels of inventory purchases and the balance of inventory we carry at any given time. Another important operational measure used is backlog. Backlog is a common measurement used in industries with extended lead times for order fulfillment, like those in which we operate. Backlog at any given date represents the amount of net revenue that we expect to realize for unfilled orders received as of that date. We believe backlog is useful and use this information for similar reasons to those detailed above for orders. The majority of our backlog at any given time is expected to be fulfilled within the next twelve months. Depending on the terms of the purchase orders we have accepted, customers may have the ability to cancel an order or accelerate or postpone currently scheduled delivery dates. In some cases, we may have the ability to charge a cancellation fee if a purchase order we have accepted is later cancelled by a customer. Given that both orders and backlog are operational measures and our methodology for calculating orders and backlog do not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Years Ended December 31,		Change
	2022	2021	$	%
Orders:
Semi	$73,070	$68,464	$4,606	6.7%
Industrial	10,554	9,001	1,553	17.3%
Auto/EV	9,899	7,466	2,433	32.6%
Life Sciences	5,705	2,413	3,292	136.4%
Defense/Aerospace	10,261	4,904	5,357	109.2%
Security	4,386	1,691	2,695	159.4%
Other	15,701	8,003	7,698	96.2%
	$129,576	$101,942	$27,634	27.1%

Total consolidated orders for the year ended December 31, 2022 were $129.6 million compared to $101.9 million in 2021, an increase of $27.6 million, or 27%. Orders from acquired businesses in 2021 (from the respective dates of acquisition through December 31, 2021) totaled $2.5 million. Orders from acquired businesses in 2022 totaled $21.8 million.

Acquired businesses contributed significantly to the increases in industrial, auto/EV, life sciences, defense/aerospace and security in 2022 as compared to 2021. The $4.6 million increase in orders from the semi market primarily reflects strength in demand for our products used in back-end test as well as the impact of the acquisition of Acculogic, which accounted for approximately $1.3 million of orders from the semi market in 2022.

At December 31, 2022, our backlog of unfilled orders for all products was approximately $46.8 million compared with approximately $34.1 million at December 31, 2021. The increase in our backlog reflects increased demand for our products and, to a lesser extent, longer lead times for many of our products which has lead to our customers placing orders with us earlier than had been their historical practice. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

War in Ukraine, Inflation and Global Supply Chain Constraints

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic as described below. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. We estimate that we currently have a six-to-nine-month supply of this material. We are currently in the process of qualifying an alternate supplier for this material.

In addition, while we have been able to mitigate a significant portion of the supply chain and logistics challenges that we encountered in 2022, we expect to continue to experience increased prices, lack of availability and logistics delays to varying degrees for the foreseeable future. The actions we are taking to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have increased, and may further increase, the prices that we charge our customers as a result of increased raw material expenses. We are also working with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the situation is evolving and shifting rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenue which would impact the level of our earnings in future periods.

Please refer to Part I, Item 1A of our 2021 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

COVID-19 Pandemic

We are following the guidance of the Centers for Disease Control and Prevention (the “CDC”) and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations or conducting temperature screenings, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible, and to stay home if they feel sick. We are continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past two years. See “Risks Related to COVID-19” under Item 1A “Risk Factors” in this Report.

Results of Operations

The results of operations for our three operating segments are generally affected by the same factors described in the Overview section above. Separate discussions and analyses for each segment would be repetitive. The discussion and analysis that follows, therefore, is presented on a consolidated basis and includes discussion of factors unique to a particular operating segment where significant to an understanding of that segment.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue.  Revenue was $116.8 million for the year ended December 31, 2022 compared to $84.9 million in 2021, an increase of $32.0 million or 38%. We believe this increase reflects the factors previously discussed in the Overview section above.

Gross Margin. Gross margin was 46% for the year ended December 31, 2022 compared to 49% in 2021. The decrease in our gross margin primarily reflects an increase in our component material costs as a percentage of revenue, reflecting changes in product, customer and sales channel mix. During 2022, our fixed operating costs increased $3.5 million compared to 2021, however, these costs represented 12% of revenue in both 2022 and 2021 as they were better absorbed by the higher revenue levels in 2022. Approximately $2.0 million of this increase is attributable to acquired businesses. The remaining $1.5 million increase primarily reflects higher levels of salary and benefits expense as we made headcount investments to support the higher revenue levels in 2022 and the execution of our 5-Point Strategy.

Selling Expense. Selling expense was $15.9 million for the year ended December 31, 2022 compared to $11.1 million in 2021, an increase of $4.8 million or 44%. The acquired businesses account for approximately $2.9 million of this increase. The remaining increase primarily reflects headcount investments, higher levels of commission expense and increased travel and advertising costs across all our segments.

Engineering and Product Development Expense. Engineering and product development expense was $7.5 million for the year ended December 31, 2022 compared to $5.5 million in 2021, an increase of $2.0 million, or 36%. The acquired businesses account for approximately $1.7 million of this increase. The remaining increase primarily reflects headcount investments.

General and Administrative Expense. General and administrative expense was $19.3 million for the year ended December 31, 2022 compared to $15.9 million in 2021, an increase of $3.4 million, or 22%. The acquired businesses account for approximately $2.0 million of this increase, excluding amortization expense. During 2021, we incurred $1.9 million of transaction expenses related to acquisitions and costs associated with financing activities. There were no similar expenses in 2022. The decrease in transaction and financing related expenses was offset by higher levels of amortization expense, increased salary and benefits costs as a result of headcount investments and higher stock-based compensation expense. The increase in stock-based compensation expense was primarily a result of changes in our estimate of the probable vesting percentage for certain of our performance-based awards that vest in August 2023.

Restructuring and Other Charges. There were no restructuring and other charges in 2022. For the year ended December 31, 2021, we recorded $286,000 in restructuring and other charges. Of this amount, $169,000 was related to finalizing the consolidation of the manufacturing operations for certain of our Electronic Test products. The remainder of the charges in 2021 were primarily related to the retirement of our former CFO. These actions are discussed in more detail in Note 5 to our consolidated financial statements in this Report.

Income Tax Expense. For the year ended December 31, 2022, we recorded income tax expense of $1.7 million compared to $1.1 million in 2021. Our effective tax rate was 17% for 2022 compared to 13% for 2021. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. See Note 13 to our consolidated financial statements for further detail of the difference between our effective tax rates in 2022 and 2021 and the statutory tax rate of 21%.

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

Credit Facility

As discussed in the Overview and in Note 12 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the Loan Agreement with M&T. The Loan Agreement includes a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility and together with the Term Note, the “Credit Facility”). The Credit Facility had a five year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at December 31, 2022 to $30 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At December 31, 2022, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At December 31, 2022, we were in compliance with all of the covenants included in the Credit Facility. At this date, our consolidated funded debt to consolidated EBITDA ratio was 1.0 and our fixed charge coverage ratio was 3.1.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2022 it was approximately 4.0% based on current leverage. Effective March 1, 2023, this rate had increased to approximately 6.7%.

Interest expense for the years ended December 31, 2022 and 2021 was $635,000 and $89,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$13,434	$21,195
Working capital	$33,182	$27,005

At December 31, 2022, $5.0 million, or 37%, of our cash and cash equivalents was held by our foreign subsidiaries. We also had $1.1 million of restricted cash that is discussed in Note 2 to our consolidated financial statements in this Report that was held by one of our subsidiaries in the Netherlands. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 12 to our consolidated financial statements.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. During 2022, in connection with the increasing level of our backlog, we have made additional investments in inventory which now comprises a greater portion of our total working capital at December 31, 2022 than at December 31, 2021. We also anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our website and other systems and investments related to our geographic and market expansion efforts. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in the Overview, on October 28, 2021, we acquired substantially all of the assets of Videology and on December 21, 2021, we completed the acquisition of Acculogic. We utilized $20.5 million under the Term Note to finance these acquisitions. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in Note 12 to our consolidated financial statements in this Report.

Cash Flows

Operating Activities. Net cash used in operations for the year ended December 31, 2022 was $1.4 million. For the year ended December 31, 2022, we recorded net earnings of $8.5 million. During this same period, we had non-cash charges of $4.7 million for depreciation and amortization (which included $1.2 million of amortization related to right-of-use ("ROU") assets) and $1.8 million for deferred compensation expense related to stock-based awards. We also recorded a $1.7 million deferred income tax benefit during 2022. Accounts receivable increased $4.9 million, inventories increased $10.6 million and accounts payable increased $2.9 million during 2022, reflecting the higher level of business activity in 2022 and investments in inventory in order to secure availability of critical parts. Customer deposits and deferred revenue decreased $1.5 million in 2022 as we started shipping against the $10.0 million order received by our Process Technologies segment in the fourth quarter of 2021, which had significantly increased the level of customer deposits on hand at the end of 2021. Operating lease liabilities decreased $1.4 million during 2022, reflecting payments made under our various lease agreements.

Investing Activities. Net cash used in investing activities for year ended December 31, 2022 was $1.2 million. In April 2022, we used $3.5 million to purchase U.S. treasury bills, which matured in October 2022. During 2022, we received a refund from the seller of approximately $371,000 of the purchase price for Acculogic. This refund reflects the final post-closing working capital adjustment. During 2022, we also paid out $179,000 of contingent consideration related to the acquisition of Z-Sciences as discussed further in Note 3 to our consolidated financial statements in this Report. During 2022, purchases of property and equipment were $1.4 million, primarily reflecting leasehold improvements to our facility in Mansfield, Massachusetts for the space that our Videology subsidiary occupied in the second quarter of 2022 and the purchase of new software tools to assist in the consolidation and reporting of our business operations. These purchases were funded using our working capital. We have no significant commitments for capital expenditures for 2023; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our Credit Facility.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2022 was $3.7 million. During 2022, we made principal payments on our Term Note totaling $4.0 million. During this same period we received $197,000 as a result of purchases of our stock that were made by our employees under the the inTEST Corporation Employee Stock Purchase Plan and $38,000 as a result of the exercise of options to purchase our stock by employees. We also acquired $10,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

New or Recently Adopted Accounting Standards

See Note 2 to the consolidated financial statements for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Effective January 1, 2021, our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. Prior to January 1, 2021, these criteria identified obsolete material as material that had not been used in a work order during the prior twelve months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2022 and 2021, we recorded inventory obsolescence charges for excess and obsolete inventory of $771,000 and $203,000, respectively.

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

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At December 31, 2022 and 2021, goodwill was $21.6 million and $21.4 million, respectively. We did not record any impairment charges related to our goodwill during 2022 or 2021.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Our indefinite-lived intangible assets were trademarks and trade names carried at $8.4 million at each of December 31, 2022 and 2021, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2022 or 2021.

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and ROU assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2022 and 2021, finite-lived intangibles and long-lived assets were $19.1 million and $21.8 million, respectively. We did not record any impairment charges related to our long-lived assets during 2022 or 2021.

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

Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021, and Acculogic on December 21, 2021. The contingent consideration for Z-Sciences represents the fair value of the balance of the purchase price less the working capital adjustment and is payable on the one-year anniversary of the acquisition if the founder remains an employee or consultant for us at that time. The fair value of this Level 3 instrument involves assessing whether we expect this to occur. At December 31, 2021, the contingent consideration liability on our balance sheet was $179,000 and was included in Other Current Liabilities. This liability was paid out in October 2022. The contingent consideration for Acculogic represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. There was no payment due to the seller for the year ended December 31, 2022. The maximum payment over the five-year period is capped at CAD $5.0 million, which equates to approximately $3.7 million at December 31, 2022. The fair value of this Level 3 instrument involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time period as well as when we expect to receive payment for the related net invoices. At December 31, 2022 and 2021, the contingent consideration liability on our balance sheet was $1.4 million and $930,000, respectively. The current portion of this liability at December 31, 2022 and 2021 was $324,000 and $0, respectively, and was included in Other Current Liabilities.

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

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. At December 31, 2022 we had a net deferred tax asset of $280,000. At December 31, 2021, we had a net deferred tax liability of $1.4 million. Our deferred tax valuation allowance at December 31, 2022 and 2021 was $180,000 and $64,000, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2022 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, at December 31, 2022, our internal control over financial reporting is effective at a reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, as an attestation is not required pursuant to rules of the SEC applicable to registrants that are non-accelerated filers.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) at December 31, 2022:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	580,419	$8.91	1,149,967
Equity compensation plans not approved by security holders	-	-	-
Total	580,419	$8.91	1,149,967

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)

The securities that remain available for future issuance include 931,119 that are issuable pursuant to the Third Amended and Restated 2014 Stock Plan, as amended, and 218,848 that are issuable pursuant to the inTEST Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

Item 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement among inTEST Corporation, Videology Imaging Corporation, Videology Imaging Solutions, Inc. and Carol Ethier dated October 28, 2021. (1)(+)
2.2	Asset Purchase Agreement among Ambrell B.V., Videology Imaging Solutions Europe B.V. and Carol Ethier dated October 28, 2021. (1)(+)
2.3	Securities Purchase Agreement, by and among inTEST Corporation, inTEST Canada Incorporated and Saeed Taheri, dated December 9, 2021. (2)(+)
3.1	Certificate of Incorporation. (3)
3.2	Bylaws as amended and restated on April 23, 2018. (4)
4.1	Description of Securities. (3)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (5)
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (6)
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (7)
10.4	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (8)
10.5	Second Amendment to Lease between James Campbell Company, LLC and Temptronic Corporation dated April 8, 2019. (9)
10.6	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (10)
10.7	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (11)
10.8	Second Amendment to Standard Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC. (12)
10.9	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (10)
10.10	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (13)
10.11	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (13)
10.12	Lease Agreement between Apple Creek Properties Limited and Acculogic Inc. dated November 30, 2022. (24)
10.13

Amended and Restated Loan and Security Agreement dated October 15, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (25)

10.14

Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (14)

10.15

Third Amendment to Amended and Restated Loan and Security Agreement, dated September 20, 2022, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (26)

10.16	Amended and Restated Delayed Draw Term Note 1, dated October 28, 2021. (1)
10.17	Second Amended and Restated Delayed Draw Term Note 1A, dated December 30, 2021. (14)
10.18	Third Amended and Restated Delayed Draw Term Note 1A, dated September 30, 2022. (26)
10.19	Delayed Draw Term Note 1B, dated December 30, 2021. (14)
10.20	Guarantee and Indemnity Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (14)
10.21	Pledge Agreement, dated December 30, 2021, between inTEST Corporation and M&T Bank. (14)
10.22	General Security Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (14)
10.23

Second Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (14)

10.24

Second Amended and Restated Surety Agreement, dated December 30, 2021, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (14)

10.25	Second Amended and Restated Revolver Note, dated October 15, 2021. (15)
10.26	Form of Indemnification Agreement (16)(*)
10.27	inTEST Corporation Fourth Amended and Restated 2014 Stock Plan (19)(*)
10.28	inTEST Corporation Employee Stock Purchase Plan. (18)(*)
10.29	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020 (20)(*)
10.30	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021(21)
10.31	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr. (17)(*)

10.32	Change of Control Agreement dated June 10, 2021 between the Company and Duncan Gilmour. (27)(*)
10.33	2021 Executive Compensation Plan. (22)(*)
10.34	2022 Executive Officer Compensation Plan. (23)(*)(+)
10.35	Form of Restricted Stock Award Agreement for Employees. (17)(*)
10.36	Form of Restricted Stock Award Agreement for Directors. (17)(*)
10.37	Form of Non-Qualified Stock Option Agreement. (22)(*)
10.38	Form of Incentive Stock Option Agreement. (22)(*)
10.39	Compensatory Arrangements of Directors. (*)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 28, 2021, File No. 001-36117, filed November 2, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 9, 2021, File No. 001-36117, filed December 13, 2021, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2019, File No. 001-36117, filed March 23, 2020, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 22, 2020, File No. 001-36117, filed September 24, 2020, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2021, File No. 001-36117, filed April 13, 2021, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(9)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.
(10)

Previously filed by the Company as an exhibit to the Company’s Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.

(11)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated January 23, 2020, File No. 001-36117, filed January 28, 2020, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 30, 2021, File No. 001-36117, filed January 6, 2022, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(16)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2020, File No. 001-36117, filed June 29, 2020, and incorporated herein by reference.
(17)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2020, File No. 001-36117, filed November 12, 2020, and incorporated herein by reference.
(18)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2021, File No. 001-36117, filed August 12, 2021, and incorporated herein by reference.
(19)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 22, 2022, File No. 001-36117, filed June 27, 2022, and incorporated herein by reference.

(20)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated August 6, 2020, File No. 001-36117, filed August 11, 2020, and incorporated herein by reference.
(21)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2021, File No. 001-36117, filed June 14, 2021, and incorporated herein by reference.
(22)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 10, 2021, File No. 001-36117, filed March 16, 2021, and incorporated herein by reference.
(23)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 9, 2022, File No. 001-36117, filed March 15, 2022, and incorporated herein by reference.
(24)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2022, File No. 001-36117, filed December 6, 2022, and incorporated herein by reference.
(25)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(26)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 20, 2022, File No. 001-36117, filed September 26, 2022, and incorporated herein by reference
(27)

Previously filed by the Company as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-36117, filed March 23, 2022, and incorporated herein by reference.

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

inTEST Corporation

By:	/s/ Richard N. Grant, Jr.	March 22, 2023
Richard N. Grant, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023

/s/ Duncan Gilmour. Duncan Gilmour, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 22, 2023

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 22, 2023

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 22, 2023

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 22, 2023

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 22, 2023

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As disclosed in Notes 2 and 6 to the Company’s consolidated financial statements, during 2022 the Company had three operating segments which are also its reporting units – Electronic Test, Environmental Technologies, and Process Technologies. As of December 31, 2022, the Company’s goodwill balance of approximately $21.6 million was allocated across the three reporting units as follows: $3.4 million to Electronic Test, $1.8 million to Environmental Technologies and $16.4 million to Process Technologies. The Company performed an annual goodwill impairment test as of October 1, 2022 using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to revenue growth rates, projected operating margins, and discount rates utilized in the valuation of the reporting units quantitatively tested for goodwill impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to the assessment of the valuation of goodwill included, among other procedures, the following:

●	We obtained an understanding of management’s process for developing the fair value estimate.

●	We tested the completeness, accuracy, and relevance of certain underlying data used in the discounted cash flow model.

●

We compared and assessed the historical accuracy of management’s estimates, including forecasted revenue streams and margins, to identify, understand, and evaluate the reasonableness of the forecasts as compared to the Company’s historical results.

●

We evaluated the reasonableness of management’s forecasts of revenue and margins by comparing the forecasts to (1) the historical results, (2) external market and industry data and (3) internal communications to management and the Board of Directors.

●	With the assistance of our valuation specialists, we evaluated the reasonableness of management’s valuation methodology and significant assumptions by:

o	Evaluating the reasonableness of the discount rate by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

o	Evaluating the control premiums utilized within the reconciliation to the Company’s market capitalization.

o	Evaluating the appropriateness of the valuation methods used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Blue Bell, Pennsylvania

March 22, 2023

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$13,434	$21,195
Restricted cash	1,142	-
Trade accounts receivable, net of allowance for doubtful accounts of $496 and $213, respectively	21,215	16,536
Inventories	22,565	12,863
Prepaid expenses and other current assets	1,695	1,483
Total current assets	60,051	52,077
Property and equipment:
Machinery and equipment	6,625	5,733
Leasehold improvements	3,242	3,001
Gross property and equipment	9,867	8,734
Less: accumulated depreciation	(6,735)	(6,046)
Net property and equipment	3,132	2,688
Right-of-use assets, net	5,770	5,919
Goodwill	21,605	21,448
Intangible assets, net	18,559	21,634
Deferred tax assets	280	-
Restricted certificates of deposit	100	100
Other assets	569	39
Total assets	$110,066	$103,905

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,645	1,371
Accounts payable	7,394	4,281
Accrued wages and benefits	3,907	4,080
Accrued professional fees	884	1,048
Customer deposits and deferred revenue	4,498	6,038
Accrued sales commission	1,468	863
Domestic and foreign income taxes payable	1,409	2,024
Other current liabilities	1,564	1,267
Total current liabilities	26,869	25,072
Operating lease liabilities, net of current portion	4,705	5,248
Term Note, net of current portion	12,042	16,000
Deferred tax liabilities	-	1,379
Contingent consideration	1,039	930
Other liabilities	455	453
Total liabilities	45,110	49,082

Commitments and Contingencies (Note 14)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,063,271 and 10,910,460 shares issued, respectively	111	109
Additional paid-in capital	31,987	29,931
Retained earnings	32,854	24,393
Accumulated other comprehensive earnings	218	594
Treasury stock, at cost; 34,308 and 33,077 shares, respectively	(214)	(204)
Total stockholders' equity	64,956	54,823
Total liabilities and stockholders' equity	$110,066	$103,905

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Revenue	$116,828	$84,878
Cost of revenue	63,388	43,654
Gross profit	53,440	41,224

Operating expenses:
Selling expense	15,903	11,083
Engineering and product development expense	7,529	5,531
General and administrative expense	19,287	15,865
Restructuring and other charges	-	286
Total operating expenses	42,719	32,765

Operating income	10,721	8,459
Interest expense	(635)	(89)
Other income	59	32

Earnings before income tax expense	10,145	8,402
Income tax expense	1,684	1,119

Net earnings	$8,461	$7,283

Earnings per common share – basic	$0.79	$0.70

Weighted average common shares outstanding – basic	10,673,017	10,462,246

Earnings per common share – diluted	$0.78	$0.68

Weighted average common shares and common share equivalents outstanding – diluted	10,862,538	10,729,862

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2022	2021

Net earnings	$8,461	$7,283

Unrealized gain (loss) on interest rate swap agreement	549	(21)
Foreign currency translation adjustments	(925)	(274)

Comprehensive earnings	$8,085	$6,988

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2021	10,562,200	$106	$26,851	$17,110	$889	$(204)	$44,752

Net earnings	-	-	-	7,283	-	-	7,283
Other comprehensive loss	-	-	-	-	(295)	-	(295)
Amortization of deferred compensation related to stock-based awards	-	-	1,450	-	-	-	1,450
Issuance of unvested shares of restricted stock	131,209	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(18,125)	-	-	-	-	-	-
Stock options exercised	231,185	2	1,581	-			1,583
Shares issued under Employee Stock Purchase Plan	3,991	-	50	-	-	-	50

Balance, December 31, 2021	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	8,461	-	-	8,461
Other comprehensive loss	-	-	-	-	(376)	-	(376)
Amortization of deferred compensation related to stock-based awards	-	-	1,787	-	-	-	1,787
Issuance of unvested shares of restricted stock	123,533	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(5,944)	-	-	-	-	-	-
Stock options exercised	8,060	-	38	-	-	-	38
Shares issued under Employee Stock Purchase Plan	27,162	1	232	-	-	-	233
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(10)	(10)

Balance, December 31, 2022	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,461	$7,283
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,734	3,145
Provision for excess and obsolete inventory	771	203
Foreign exchange loss	109	34
Amortization of deferred compensation related to stock-based awards	1,787	1,450
Discount on shares sold under Employee Stock Purchase Plan	36	8
Proceeds from sale of demonstration equipment, net of gain	68	145
Loss on disposal of property and equipment	-	50
Deferred income tax benefit	(1,659)	(489)
Changes in assets and liabilities:
Trade accounts receivable	(4,886)	(4,775)
Inventories	(10,631)	(2,544)
Prepaid expenses and other current assets	(243)	(416)
Restricted certificates of deposit	-	40
Other assets	(2)	(9)
Operating lease liabilities	(1,363)	(1,218)
Accounts payable	2,875	1,177
Accrued wages and benefits	(118)	1,220
Accrued professional fees	(157)	267
Customer deposits and deferred revenue	(1,464)	4,755
Accrued sales commission	621	280
Domestic and foreign income taxes payable	(573)	301
Other current liabilities	184	(59)
Other liabilities	61	(6)
Net cash provided by (used in) operating activities	(1,389)	10,842

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired	-	(20,378)
Payment of contingent consideration related to Z-Sciences acquisition	(179)	-
Refund of final working capital adjustment related to Acculogic	371	-
Purchase of property and equipment	(1,365)	(994)
Purchase of short term investments	(3,494)	-
Sales of short term investments	3,494	-
Net cash used in investing activities	(1,173)	(21,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Term Note	-	20,500
Repayments of Term Note	(3,958)	(400)
Proceeds from stock options exercised	38	1,582
Proceeds from shares sold under Employee Stock Purchase Plan	197	43
Acquisition of treasury stock-shares surrendered by employees to satisfy tax liability	(10)	-
Net cash provided by (used in) financing activities	(3,733)	21,725

Effects of exchange rates on cash	(324)	(277)
Net cash provided by (used in) all activities	(6,619)	10,918
Cash, cash equivalents and restricted cash at beginning of period	21,195	10,277
Cash, cash equivalents and restricted cash at end of period	$14,576	$21,195
Cash payments for:
Domestic and foreign income taxes	$3,924	$1,322

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$1,138	$1,541
Forfeiture of unvested shares of restricted stock	(54)	(164)

Details of acquisitions (Note 3):
Fair value of assets acquired, net of cash	$(49)	$17,717
Liabilities assumed	-	(3,849)
Contingent consideration	500	(1,109)
Goodwill resulting from acquisitions	(451)	7,619
Net cash paid for acquisitions	$-	$20,378

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal Products ("Thermal") and Electromechanical Solutions ("EMS"). As discussed further in Note 19, effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies. Prior period information has been reclassified to be comparable to the current period’s presentation.

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

COVID-19 Pandemic

We are following the guidance of the Centers for Disease Control and Prevention (the “CDC”) and the local regulatory authorities in regions outside the U.S. While we are no longer requiring employees to wear masks indoors in our domestic locations or conducting temperature screenings, we are encouraging all employees to receive COVID-19 vaccinations and boosters, if possible, and to stay home if they feel sick. We are continuing to allow employees to work remotely either part-time or full-time in circumstances when possible. We continue to monitor the situation closely in the regions in which we operate in the U.S. and abroad and will adjust our operations as necessary to protect the health and well-being of our employees. To the extent that further governmental mandates or restrictions are implemented in the future, we currently expect to be able to continue to operate our business in a manner similar to how we have operated over the past three years.

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

Reclassifications

Certain prior year amounts have been reclassified to be comparable with the current year's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2022.

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

Restricted cash represents amounts deposited at our bank in the Netherlands to support a bank guarantee which one of the customers of our induction heating products required as a condition of paying a deposit on a large order they placed with us in 2022. The amount of the deposit, and, accordingly, the guarantee, was EUR 1,160. At December 31, 2022 this amount was $1,142. The related order is Euro denominated.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$13,434	$21,195
Restricted cash	1,142	-

Total cash, cash equivalents and restricted cash	$14,576	$21,195

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience and the aging of such receivables, among other factors. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Bad debt recoveries totaled $470 for the year ended December 31, 2022. These amounts had all been fully written off in a prior period or pre-acquisition, in the case of recently acquired businesses, and were no longer in our accounts receivable balance. Bad debt expense to reserve for items currently in our accounts receivable balance which we do not expect to collect totaled $286k for the year. There was no bad debt expense (recovery) recorded for the year ended December 31, 2021. Cash flows from accounts receivable are recorded in operating cash flows.

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

Goodwill, Intangible and Long-Lived Assets

As discussed in Notes 1 and 19, during the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal and EMS. Effective January 1, 2022, we reorganized our operating segments. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $771 and $203 for the years ended December 31, 2022 and 2021, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As previously discussed above under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $809 and $666 for the years ended December 31, 2022 and 2021, respectively.

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

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 4 and 12. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At December 31, 2022, $285 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $208 at December 31, 2022. At December 31, 2022, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the years ended December 31, 2022 and 2021, foreign currency transaction losses were $109 and $34, respectively.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Years Ended December 31,
	2022	2021

Weighted average common shares outstanding–basic	10,673,017	10,462,246
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	189,521	267,616
Weighted average common shares and common share equivalents outstanding–diluted	10,862,538	10,729,862
Average number of potentially dilutive securities excluded from calculation	478,024	231,938

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments are effective for us for reporting periods beginning after December 15, 2022. The amendments replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the amendments when they become effective for us on January 1, 2023. The adoption of these amendments will not have a material impact on our consolidated financial statements.

(3)	ACQUISITIONS

Z-Sciences

On October 6, 2021, we acquired substantially all of the assets of Z-Sciences, a developer of ultra-cold storage solutions for the medical cold chain market. The acquisition of this technology enhanced our medical offerings and increases our presence in the life sciences market which is a key target market for us. Z-Sciences was founded in 2004. Its founder joined us as a consultant and is expected to become an employee in 2023. The purchase price for Z-Sciences was $500 in cash, subject to a customary post-closing working capital adjustment, $300 of which was paid at closing. The remaining balance of the purchase price was paid on the one-year anniversary of closing. In addition to his salary, in connection with his prospective employment, the Z-Sciences founder will receive a multi-year restricted stock award with vesting provisions which would be contingent upon achieving future performance milestones related to sales growth and profitability of products related to the Z-Sciences business for the fiscal years from 2022 through 2026. The award will be valued at a maximum of $1,800. The actual numbers of shares to be awarded will be based on the stock price on the date of grant with a cap of 200,000 shares at the 100% attainment level of the vesting provisions that are defined in the restricted stock award agreement. The value of the award will be recorded as compensation expense in our statement of operations on a straight-line basis over the period in which the shares vest. Total acquisition costs incurred to complete this transaction were $82. Acquisition costs were expensed as incurred and included in general and administrative expense in 2021.

The acquisition of Z-Sciences has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Z-Sciences have been included in our consolidated results of operations from the date of acquisition. The allocation of the Z-Sciences’ purchase price was based on estimated fair values at October 6, 2021.

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

Videology

On October 28, 2021, we acquired substantially all of the assets of Videology, a global designer, developer and manufacturer of OEM digital streaming and image capturing solutions. The acquisition of Videology expanded our process technology solutions, diversified our reach into key targeted markets and broadened our customer base. It also builds on our process technology platforms by expanding our automation capabilities to add future product solutions with imaging data and analytical tools. The purchase price for Videology was $12,000 paid in cash at closing subject to a customary post-closing working capital adjustment. Total acquisition costs incurred to complete this transaction were $288. Acquisition costs were expensed as incurred and included in general and administrative expense in 2021.

The acquisition of Videology has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Videology have been included in our consolidated results of operations from the date of acquisition. The allocation of the Videology purchase price was based on estimated fair values at October 27, 2021.

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

The following unaudited pro forma information gives effect to the acquisition of Videology as if the acquisition occurred on January 1, 2021. These proforma results do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These pro forma results reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $288 incurred by us as a direct result of the transaction as those costs were actually incurred. No adjustment to the timing or amount of these costs have been made in these proforma results. These proforma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

Year Ended December 31, 2021

Revenue	$92,591
Net earnings	$9,024
Diluted earnings per share	$0.84

Acculogic

On December 21, 2021, we completed our acquisition of Acculogic, a global manufacturer of robotics-based electronic production test equipment and application support services. The Acculogic acquisition added electronics test capabilities with new technologies and services as well as broadened our customer base, furthered our end market diversification and expanded our international footprint. The purchase price for Acculogic was approximately $8,500 paid in cash at closing subject to a customary post-closing working capital adjustment. During the quarter ended June 30, 2022, the post-closing working capital adjustment was finalized and resulted in a reduction in the purchase price of $371 as a result of a reduction in the estimated fair value of accounts receivable acquired. In addition, we may pay the seller up to an additional CAD $5,000 in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2,500 per year in each of the five years. The maximum payment is capped at CAD $5,000, which equates to approximately $3,700 at December 31, 2022. There was no payment due to the seller for the year ended December 31, 2022. To estimate the fair value of the contingent consideration at the acquisition date, an option-based income approach using a Monte Carlo simulation model was utilized due to the non-linear payout structure. As of the acquisition date, this resulted in an estimated fair value of $1,430. This amount was recorded as a contingent consideration liability and included in the purchase price as of the acquisition date. We reassess the estimated fair value of this liability annually using this same approach, or more frequently, if we determine that there have been material changes to the assumptions used in the calculation of the probable payout. Changes in the amount of the estimated fair value of the earnouts since the acquisition date will be recorded as operating expenses in our consolidated statement of operations in the quarter in which they occur. At December 31, 2022, there has been no material change in the estimated fair value of the contingent consideration since the date of acquisition. Changes in the fair value represent the impact of changes in foreign exchange rates. The acquisition was completed by acquiring all of the outstanding capital stock of Acculogic. Total acquisition costs incurred to complete this transaction were $1,297. Acquisition costs were expensed as incurred and included in general and administrative expense in 2021.

The acquisition of Acculogic has been accounted for as a business combination using purchase accounting, and, accordingly, the results of Acculogic have been included in our consolidated results of operations from the date of acquisition. The allocation of the Acculogic purchase price was based on estimated fair values at December 21, 2021.

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

The following table summarizes the estimated fair value of Acculogic’s identifiable intangible assets and their estimated useful lives as of the acquisition date:

	Fair Value	Weighted Average Estimated Useful Life
		(in years)
Finite-lived intangible assets:
Customer relationships	$2,769	14.0
Technology	1,329	9.0
Customer backlog	127	0.5
Total finite-lived intangible assets	4,225	12.0

Indefinite-lived intangible assets:
Tradename	898
Total intangible assets	$5,123

For the period from December 21, 2021 to December 31, 2021, Acculogic contributed $48 of revenue and had a net loss of $131.

The following unaudited pro forma information gives effect to the acquisition of Acculogic as if the acquisition occurred on January 1, 2021. These proforma results do not reflect any operating efficiencies or costs savings that may be achieved by the combined businesses. These pro forma results reflect the impact on general and administrative expense of investment advisory costs, legal costs and other costs of $1,297 incurred by us as a direct result of the transaction as those costs were actually incurred. No adjustment to the timing or amount of these costs have been made in these proforma results. These proforma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition taken place as of that date, nor are they indicative of future consolidated results of operations:

Year Ended December 31, 2021

Revenue	$95,490
Net earnings	$7,180
Diluted earnings per share	$0.67

(4)	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 12 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liabilities on our balance sheet are measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liabilities are a result of our acquisitions of Z-Sciences on October 6, 2021 and Acculogic on December 21, 2021. The contingent consideration liability for Z-Sciences represents the estimated fair value of the additional cash consideration payable that is contingent upon the continued employment with us of the Z-Sciences founder as discussed more fully in Note 3. It is included in Other Current Liabilities on our balance sheet at December 31, 2021. This payment was made in October 2022. The contingent consideration liability for Acculogic represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to EV or battery customers as described further in Note 3.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
At December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
At December 31, 2021
Contingent consideration liability – Z-Sciences	$(179)	$-	$-	$(179)
Contingent consideration liability – Acculogic	$(930)	$-	$-	$(930)
Interest rate swap	$(21)	$-	$(21)	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the year ended December 31, 2021 were as follows:

Balance - January 1, 2021	$-
Contingent consideration liability established in connection with the acquisition of Z-Sciences	179
Contingent consideration liability established in connection with the acquisition of Acculogic	930
Balance - December 31, 2021	1,109
Payout of contingent consideration related to the acquisition of Z-Sciences	(179)
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	500
Impact of foreign currency translation adjustments	(67)
Balance - December 31, 2022	$1,363

(5)	RESTRUCTURING AND OTHER CHARGES

EMS Segment Restructuring and Facility Consolidation

During the year ended December 31, 2021, we incurred $183 of charges associated with finalizing the consolidation of the manufacturing operations for certain of our Electronic Test segment’s products. The consolidation was announced in September 2020 and the majority of the costs were recognized in 2020. All of the charges were cash charges and are included in restructuring and other charges in our consolidated statement of operations. The integration of our EMS manufacturing operations took longer than originally anticipated, primarily as a result of the significant increase in our business activity during the first half of 2021 as we delayed some final integration activities and instead allocated our resources to meet customer demand for shipments of our products during this time. We completed the integration of the EMS manufacturing operations in the third quarter of 2021.

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

Other actions

During the year ended December 31, 2020, in connection with the transition of our Chief Executive Officer (which is discussed more fully in our Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 23, 2022), we reduced the administrative footprint in our Mansfield, Massachusetts corporate office. At January 1, 2021, there was an accrual of $70 on our balance sheet related to this action.

Accrued Restructuring

The liability for accrued restructuring charges is included in other current liabilities on our consolidated balance sheet. Changes in the amount of the liability for accrued restructuring for the years ended December 31, 2022 and 2021 are as follows:

	Electronic Test Facility Consolidation	Executive Management Changes	Total
Balance - January 1, 2021	$233	$107	$340
Accruals for severance and other one-time termination benefits	-	120	120
Accruals for other associated costs	183	-	183
Cash payments	(416)	(157)	(573)
Balance - December 31, 2021	-	70	70
Adjustments to accruals for other associated costs	-	(63)	(63)
Cash payments	-	(7)	(7)
Balance - December 31, 2022	$-	$-	$-

(6)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the years ended December 31, 2022 and 2021 are as follows:

Balance - January 1, 2021	$13,738
Acquisition of Z-Sciences	111
Acquisition of Videology	4,596
Acquisition of Acculogic	2,912
Impact of foreign currency translation adjustments	91
Balance - December 31, 2021	21,448
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3)	451
Impact of foreign currency translation adjustments	(294)
Balance - December 31, 2022	$21,605

Goodwill was comprised of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Electronic Test	$3,369	$3,055
Environmental Technologies	1,817	1,817
Process Technologies	16,419	16,576
Total Goodwill	$21,605	$21,448

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the year ended December 31, 2022 and 2021 are as follows:

Balance - January 1, 2021	$6,710
Acquisition of Videology	850
Acquisition of Acculogic	878
Impact of foreign currency translation adjustments	(10)
Balance - December 31, 2021	8,428
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3)	20
Impact of foreign currency translation adjustments	(79)
Balance - December 31, 2022	8,369

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2022 and 2021 are as follows:

Balance - January 1, 2021	$5,711
Acquisition of Z-Sciences	389
Acquisition of Videology	4,396
Acquisition of Acculogic	4,196
Impact of foreign currency translation adjustments	(46)
Amortization	(1,440)
Balance - December 31, 2021	13,206
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3)	29
Impact of foreign currency translation adjustments	(351)
Amortization	(2,694)
Balance - December 31, 2022	$10,190

The following tables provide further detail about our intangible assets at December 31, 2022 and 2021:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,313	$7,990	$8,323
Technology	2,855	988	1,867
Patents	590	590	-
Backlog	492	492	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,660	10,470	10,190
Indefinite-lived intangible assets:
Trademarks	8,369	-	8,369
Total intangible assets	$29,029	$10,470	$18,559

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,544	$6,160	$10,384
Technology	2,950	569	2,381
Patents	590	585	5
Backlog	521	85	436
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	21,015	7,809	13,206
Indefinite-lived intangible assets:
Trademarks	8,428	-	8,428
Total intangible assets	$29,443	$7,809	$21,634

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2023	$2,090
2024	$1,968
2025	$1,759
2026	$1,150
2027	$731

Impairment of Goodwill and Indefinite Life Intangible Assets

During October 2022 and 2021, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2022 for the discounted cash flows ranged between 16.5% and 18.0% depending on the reporting unit. The discount rate used in 2021 for the discounted cash flows was 16.0% for all of our reporting units. The selection of the rates in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2022 and 2021, we compared the fair value of our reporting units with their carrying values. This assessment indicated no impairment existed as the fair value of the reporting units exceeded their carrying values in both 2022 and 2021.

During the indefinite life intangible asset impairment assessment in both 2022 and 2021, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2022 and 2021.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2022 and 2021, we did not review any of our long-lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(7)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information for the year ended December 31, 2021 has been reclassified to be consistent with how the information for the current year is presented. See also Note 19 for information about revenue by operating segment and geographic region.

	Years Ended December 31,
	2022	2021
Revenue by customer type:
End user	$84,468	$62,541
OEM/Integrator	32,360	22,337
	$116,828	$84,878
Revenue by product type:
Thermal test	$22,246	$19,204
Thermal process	38,574	26,260
Semiconductor test	28,529	30,829
Video imaging	9,499	1,434
Flying probe and in-circuit testers	7,414	48
Service/other	10,566	7,103
	$116,828	$84,878
Revenue by market:
Semi	$68,422	$54,937
Industrial	10,038	7,314
Automotive (including Electric Vehicles)	10,776	6,205
Life Sciences	4,589	2,353
Defense/aerospace	7,006	5,043
Security	3,241	699
Other	12,756	8,327
	$116,828	$84,878

There were no significant changes in the amount of the allowance for doubtful accounts for the years ended December 31, 2022 and 2021.

(8)	MAJOR CUSTOMERS

During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2021, one customer accounted 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2021, no other customer accounted for 10% or more of our consolidated revenue.

(9)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2022	2021
Raw materials	$16,888	$10,403
Work in process	2,432	1,250
Inventory consigned to others	59	44
Finished goods	3,186	1,166
Total inventories	$22,565	$12,863

(10)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the years ended December 31, 2022 and 2021, respectively, were as follows:

	Years Ended December 31,
	2022	2021

Operating lease cost	$1,340	$1,191
Short-term lease cost	$81	$82

The following is additional information about our leases at December 31, 2022:

Range of remaining lease terms (in years)	0.3	to	8.3
Weighted average remaining lease term (in years)		5.0
Weighted average discount rate		4.4%

Maturities of lease liabilities at December 31, 2022 were as follows:

2023	$1,885
2024	1,834
2025	983
2026	691
2027	696
Thereafter	944
Total lease payments	$7,033
Less imputed interest	(683)
Total	$6,350

Cash Flow Information

Total amortization of ROU assets for the years ended December 31, 2022 and 2021 was $1,241 and $1,039, respectively.

Lease Modifications and Additions

Supplemental cash flow information related to leases for the years ended December 31, 2022 and 2021 was as follows:

Year ended December 31, 2022

Non-cash increases in operating lease liabilities and ROU assets as a result of acquisitions and the execution of new leases:

	Operating Lease Liabilities	ROU Assets
Extension of facility lease – Singapore	$51	$51
Addition to automobile leases – Videology	$42	$42
Addition to facility leases – Acculogic	$942	$942
Addition to facility leases – Acculogic	$127	$127

During the first quarter of 2022, we executed an amendment to the lease for our facility in Singapore which extended the term for a period of 24 months commencing on April 1, 2022 and expiring on March 31, 2024. At the effective date of this modification, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $51.

During the third quarter of 2022, we executed a 48-month lease for an automobile for our Videology operation in Europe. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $42.

During the fourth quarter of 2022, we executed a 62-month lease for a new facility for our Acculogic operation in Canada and a 37-month lease for a new facility for our Acculogic operation in California. At the effective date of these leases, we recorded non-cash increases in our ROU assets and operating lease liabilities of approximately $942 and $127, respectively.

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

During the third quarter of 2021, we executed a lease for office space for the engineering and sales staff located in Fremont, California. This lease has a 38.5 month term. At the effective date of this lease, we recorded an increase in our ROU assets and operating lease liabilities of approximately $202.

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

(11)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2022	2021
Accrued warranty	$673	$531
Current portion of contingent consideration	324	179
Accrued taxes	83	113
Accrued restructuring	-	70
Other	484	374
Total other current liabilities	$1,564	$1,267

(12)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2022 and 2021 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2022	Dec. 31 2021
Mt. Laurel, NJ	3/29/2010	4/30/2024	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

The Loan Agreement included a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility had a five year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at December 31, 2022 to $30,000. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At December 31, 2022, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. Interest expense for the years ended December 31, 2022 and 2021 was $635 and $89, respectively.

The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five year amortizing term loan with a balloon due at maturity, or (ii) up to a five year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The Amended Loan Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2022 it was approximately 4.0% based on current leverage. Effective March 1, 2023, this rate had increased to approximately 6.7%.

The following table sets forth the remaining maturities of long-term debt:

2023	$4,100
2024	4,100
2025	4,100
2026	3,842
$16,142

(13)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2022	2021
Domestic	$9,575	$7,372
Foreign	570	1,030
Total	$10,145	$8,402

Income tax expense was as follows:

	Years Ended December 31,
	2022	2021
Current
Domestic – Federal	$2,892	$1,208
Domestic – state	263	140
Foreign	267	259
Total	$3,422	$1,607
Deferred
Domestic – Federal	$(1,344)	$(387)
Domestic – state	(190)	(31)
Foreign	(204)	(70)
Total	(1,738)	(488)
Income tax expense	$1,684	$1,119

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities at December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Capitalized research and development costs	$1,260	$-
Operating lease liabilities	1,125	1,407
Inventories	602	387
Accrued vacation pay and stock-based compensation	465	354
Net operating loss (state and foreign)	285	205
Allowance for doubtful accounts	43	45
Accrued warranty	54	31
Acquisition costs	46	9
Tax credit carryforwards	89	17
Other	-	49
Total	3,969	2,504
Valuation allowance	(227)	(64)
Deferred tax assets	3,742	2,440
Deferred tax liabilities:
Net intangible assets	(1,961)	(2,381)
Right-of-use assets	(996)	(1,245)
Depreciation of property and equipment	(385)	(193)
Other	(120)	-
Deferred tax liabilities	(3,462)	(3,819)
Net deferred tax assets (liabilities)	$280	$(1,379)

The net change in the valuation allowance for the years ended December 31, 2022 and 2021 was an increase of $163 and a decrease of $105, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2040.

An analysis of the effective tax rate for the years ended December 31, 2022 and 2021 and a reconciliation from the expected statutory rate of 21% is as follows:

	Years Ended December 31,
	2022	2021
Expected income tax expense at U.S. statutory rate	$2,131	$1,764
Increase (decrease) in tax from:
Acquisition costs	-	163
Dividend from foreign subsidiaries	127	146
NOL carryforwards utilized	(80)	56
Restricted stock compensation	77	(126)
Global intangible low taxed income	66	28
Nondeductible expenses	11	8
Current year tax credits (foreign and research)	(465)	(386)
Domestic tax benefit, net of Federal benefit	87	153
Changes in valuation allowance	163	(105)
Foreign income tax rate differences	147	9
Section 250 foreign derived intangible income deduction	(563)	(599)
Other	(17)	8
Income tax expense	$1,684	$1,119

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2022 and 2021, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

(14)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(15)	STOCK-BASED COMPENSATION PLAN

At December 31, 2022, we have unvested restricted stock awards and stock options outstanding which were granted under the inTEST Corporation Third Amended and Restated 2014 Stock Plan, as amended (the "2014 Stock Plan"). The 2014 Stock Plan was originally approved at our annual meeting of stockholders held on June 25, 2014 and permitted the granting of stock options, restricted stock, stock appreciation rights or restricted stock units for up to 500,000 shares of our common stock to directors, officers, other key employees and consultants. Increases in the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan have been approved at subsequent annual meetings of stockholders, the most recent of which occurred on June 22, 2022 when our stockholders approved the amendment and restatement of the 2014 Stock Plan to increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2014 Stock Plan from 2,000,000 to 2,500,000 shares. At December 31, 2022, there were 931,119 aggregate shares available to grant under the 2014 Plan.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. At December 31, 2022, total compensation expense to be recognized in future periods is $2,892. The weighted average period over which this expense is expected to be recognized is 2.2 years.

The following table summarizes the compensation expense we recorded during 2022 and 2021 related to unvested shares of restricted stock and stock options:

	Years Ended December 31,
	2022	2021
Cost of revenues	$62	$26
Selling expense	32	22
Engineering and product development expense	51	62
General and administrative expense	1,642	1,340
	$1,787	$1,450

There was no compensation expense capitalized in 2022 or 2021.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2022 and 2021 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021
Risk-free interest rate	2.05%	1.03%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.55	.50
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during 2022 and 2021 was $4.53 and $5.70, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2021	438,200	$6.25
Granted	282,404	11.77
Exercised	(231,185)	6.85
Canceled	(80,550)	9.55
Options outstanding, December 31, 2021 (59,195 exercisable)	408,869	9.07
Granted	202,540	8.45
Exercised	(8,060)	4.74
Canceled	(22,930)	9.10
Options outstanding, December 31, 2022 (167,886 exercisable)	580,419	8.91

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

On August 24, 2020, our new President and Chief Executive Officer ("CEO") received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2022, we have estimated that these shares will vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. At December 31, 2022, we have estimated that 12,000 these shares will vest at 100% of the original amount and that the remaining 6,000 will not vest based on our assessment of the probable achievement against the relevant performance metrics.

On June 14, 2021, our new CFO received two restricted stock awards totaling 7,941 shares valued at $133 as of the date of grant, which was also his hire date. Of the total shares awarded, 1,988 shares vest over 4 years (25% at each anniversary) and 5,953 shares vest on August 24, 2023 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on June 14, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2022, we have estimated that these shares will vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. At December 31, 2022, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 9, 2022, our CEO and CFO received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2022, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

The following table summarizes the activity related to unvested restricted stock awards for the two years ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2021	237,155	$4.93
Granted	131,209	11.74
Vested	(87,706)	7.59
Forfeited	(18,125)	9.02
Unvested shares outstanding, December 31, 2021	262,533	7.16
Granted	123,533	9.21
Vested	(91,672)	8.04
Forfeited	(5,944)	9.16
Unvested shares outstanding, December 31, 2022	288,450	7.80

The total fair value of the restricted stock awards that vested during the years ended December 31, 2022 and 2021 was $643 and $1,101, respectively, as of the vesting dates of these awards.

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

During the year ended December 31, 2022, employees purchased 27,162 shares of our stock through the ESPP at a cost of $197. The closing market price on the dates of purchase were $10.73, $6.82, $7.63 and $10.30, respectively. The prices paid by employees were $9.12, $5.80, $6.49 and $8.76, respectively, which represented a 15% discount. The total amount of the discount of $36 was recorded as compensation expense in our consolidated statements of operations.

From the effective date of the ESPP through December 31, 2021, employees purchased 3,991 shares of our stock through the ESPP at a cost of $43. The closing market price on the date of the purchase was $12.72. The price paid by employees was $10.81 which represented a 15% discount. The total amount of the discount of $8 was recorded as compensation expense in our consolidated statements of operations.

(18)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, EMS LLC, Temptronic and, effective January 1, 2022, Videology, who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the years ended December 31, 2022 and 2021 we recorded $479 and $347 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the years ended December 31, 2022 and 2021 we recorded $268 and $165 of expense for matching contributions, respectively.

Prior to January 1, 2022, Videology had a Savings Incentive Match plan (the “Videology Plan”) for its employees who work in the U.S., which qualified as a SIMPLE-IRA plan under Section 401(p) of the Internal Revenue Code. Eligible employees could contribute up to $13 of their salary to the Videology Plan. Employees age 50 or over could also make a catch-up contribution up to $3. Videology made a non-elective contribution up to a maximum of 2% of compensation for eligible employees. Non-elective contributions of $3 were made to the Videology Plan from the acquisition date of Videology through December 31, 2021. Effective January 1, 2022, the Videology Plan was terminated and employees were eligible to participate in the inTEST Corporation Incentive Savings Plan.

(19)	SEGMENT INFORMATION

During the year ended December 31, 2021, we managed our business as two operating segments which were also our reportable segments and reporting units: Thermal and EMS. As previously discussed in Note 1, effective January 1, 2022, we reorganized our segments to better align with our plan to manage and report our business going forward. This change in our operating and reporting structure reflects the evolution of our business, particularly as a result of the broadening of our product portfolio through the acquisitions we completed in the fourth quarter of 2021, which are discussed more fully in Note 3. Accordingly, for 2022, we have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). Prior year information has been reclassified to be comparable to the current period’s presentation.

Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on division operating income which represents the operating segments’ earnings before income tax expense and excludes other income (expense), corporate expenses and acquired intangible amortization.

We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the semi market, including the automotive, defense/aerospace, industrial, life sciences, security and other markets.

	Years Ended December 31,
	2022	2021
Revenue:
Electronic Test	$40,219	$32,509
Environmental Technologies	30,172	26,896
Process Technologies	46,437	25,473
Total Revenue	$116,828	$84,878

Division operating income:
Electronic Test	$9,931	$10,926
Environmental Technologies	3,817	4,236
Process Technologies	8,230	3,819
Total division operating income	21,978	18,981

Corporate expenses	(8,563)	(9,082)
Acquired intangible amortization	(2,694)	(1,440)
Other income (expense)	(576)	(57)
Earnings before income tax expense	$10,145	$8,402

	December 31,
	2022	2021
Identifiable assets:
Electronic Test	$31,143	$26,251
Environmental Technologies	18,040	15,411
Process Technologies	56,866	52,120
Corporate	4,017	10,123
	$110,066	$103,905

Capital expenditures:
Electronic Test	$80	$423
Environmental Technologies	368	313
Process Technologies	543	206
Corporate	374	52
	$1,365	$994

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Years Ended December 31,
	2022	2021
Revenue:
U.S.	$49,096	$26,802
Foreign	67,732	58,076
	$116,828	$84,878

	December 31,
	2022	2021
Property and equipment:
U.S.	$2,658	$2,346
Foreign	474	342
	$3,132	$2,688

(20)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2022. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the semi market. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/22	6/30/22	9/30/22	12/31/22	Total
Revenue	$24,081	$29,571	$30,771	$32,405	$116,828
Gross margin	11,013	13,548	13,898	14,981	53,440
Earnings before income tax expense	655	2,570	3,039	3,881	10,145
Income tax expense	78	454	515	637	1,684
Net earnings	577	2,116	2,524	3,244	8,461

Net earnings per common share – basic	$0.05	$0.20	$0.24	$0.30	$0.79
Weighted average common shares outstanding – basic	10,617,271	10,653,268	10,695,867	10,725,662	10,673,017
Net earnings per common share – diluted	$0.05	$0.20	$0.23	$0.30	$0.78
Weighted average common shares outstanding – diluted	10,842,592	10,814,799	10,864,540	10,928,220	10,862,538

	Quarters Ended
	3/31/21(1)	6/30/21(2)	9/30/21(3)	12/31/21(4)	Total
Revenue	$19,556	$21,820	$21,144	$22,358	$84,878
Gross margin	9,521	10,962	10,395	10,346	41,224
Earnings before income tax expense (benefit)	2,578	3,056	2,532	236	8,402
Income tax expense (benefit)	366	447	357	(51)	1,119
Net earnings	2,212	2,609	2,175	287	7,283

Net earnings per common share – basic	$0.21	$0.25	$0.21	$0.03	$0.70
Weighted average common shares outstanding – basic	10,329,449	10,442,916	10,496,188	10,580,431	10,462,246
Net earnings per common share – diluted	$0.21	$0.24	$0.20	$0.03	$0.68
Weighted average common shares outstanding – diluted	10,525,826	10,764,936	10,792,290	10,836,396	10,729,862

(1)	The quarter ended March 31, 2021 includes $55 of restructuring and other charges which are discussed in Note 5.
(2)	The quarter ended June 30, 2021 includes $197 of restructuring and other charges which are discussed in Note 5.
(3)	The quarter ended September 30, 2021 includes $51 of restructuring and other charges which are discussed in Note 5.
(4)	The quarter ended December 31, 2021 includes a recovery of $17 of restructuring and other charges which are discussed in Note 5.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)(1)	Additions (Deductions)	Reserve Amounts Acquired through Business Combinations	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2022
Allowance for doubtful accounts	$213	$5	$281	$-	$(3)	$496
Warranty reserve	531	473	(315)	-	(16)	673

Year Ended December 31, 2021
Allowance for doubtful accounts	$212	$-	$-	$-	$1	$213
Warranty reserve	235	249	(156)	203	-	531

(1)	Bad debt recoveries in the table above do not include $470 that relate to receivables acquired in 2021 that were valued at $0 at the time of acquisition but were subsequently recovered.