Form 10-Q
period 2023-03-31
INTEST CORP
filed 2023-05-11
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on May 1, 2023:   11,131,366

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,428	$13,434
Restricted cash	516	1,142
Trade accounts receivable, net of allowance for credit losses of $497 and $496, respectively	20,991	21,215
Inventories	24,489	22,565
Prepaid expenses and other current assets	2,445	1,695
Total current assets	63,869	60,051
Property and equipment:
Machinery and equipment	6,742	6,625
Leasehold improvements	3,424	3,242
Gross property and equipment	10,166	9,867
Less: accumulated depreciation	(6,959)	(6,735)
Net property and equipment	3,207	3,132
Right-of-use assets, net	5,506	5,770
Goodwill	21,636	21,605
Intangible assets, net	18,046	18,559
Deferred tax assets	684	280
Restricted certificates of deposit	100	100
Other assets	468	569
Total assets	$113,516	$110,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,714	1,645
Accounts payable	7,801	7,394
Accrued wages and benefits	3,257	3,907
Accrued professional fees	743	884
Customer deposits and deferred revenue	5,448	4,498
Accrued sales commissions	1,249	1,468
Domestic and foreign income taxes payable	2,273	1,409
Other current liabilities	1,611	1,564
Total current liabilities	28,196	26,869
Operating lease liabilities, net of current portion	4,338	4,705
Term Note, net of current portion	11,017	12,042
Contingent consideration	1,042	1,039
Other liabilities	425	455
Total liabilities	45,018	45,110
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 11,168,080 and 11,063,271 shares issued, respectively	112	111
Additional paid-in capital	32,673	31,987
Retained earnings	35,671	32,854
Accumulated other comprehensive earnings	289	218
Treasury stock, at cost; 36,329 and 34,308 shares, respectively	(247)	(214)
Total stockholders' equity	68,498	64,956
Total liabilities and stockholders' equity	$113,516	$110,066

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$31,919	$24,081
Cost of revenue	16,867	13,068
Gross profit	15,052	11,013

Operating expenses:
Selling expense	4,455	3,456
Engineering and product development expense	1,904	1,924
General and administrative expense	5,175	4,831
Total operating expenses	11,534	10,211

Operating income	3,518	802
Interest expense	(182)	(137)
Other income (expense)	58	(10)

Earnings before income tax expense	3,394	655
Income tax expense	577	78

Net earnings	$2,817	$577

Earnings per common share – basic	$0.26	$0.05

Weighted average common shares outstanding – basic	10,755,729	10,617,271

Earnings per common share – diluted	$0.25	$0.05

Weighted average common shares and common share equivalents outstanding – diluted	11,088,664	10,842,592

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net earnings	$2,817	$577

Unrealized gain (loss) on interest rate swap agreement	(99)	289
Foreign currency translation adjustments	170	(116)

Comprehensive earnings	$2,888	$750

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31, 2023

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)

Balance, March 31, 2023	11,168,080	$112	$32,673	$35,671	$289	$(247)	$68,498

	Three Months Ended March 31, 2022

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	577	-	-	577
Other comprehensive earnings	-	-	-	-	173	-	173
Amortization of deferred compensation related to stock-based awards	-	-	372	-	-	-	372
Issuance of unvested shares of restricted stock	79,489	1	(1)	-	-		-
Shares issued under Employee Stock Purchase Plan	5,245	-	56	-	-	-	56

Balance, March 31, 2022	10,995,194	$110	$30,358	$24,970	$767	$(204)	$56,001

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,817	$577
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,176	1,279
Provision for excess and obsolete inventory	135	123
Foreign exchange (gain) loss	(18)	40
Amortization of deferred compensation related to stock-based awards	474	372
Discount on shares sold under Employee Stock Purchase Plan	8	8
Proceeds from sale of demonstration equipment, net of gain	6	19
Deferred income tax benefit	(404)	(438)
Changes in assets and liabilities:
Trade accounts receivable	291	(832)
Inventories	(2,038)	(2,177)
Prepaid expenses and other current assets	(740)	(374)
Other assets	2	(8)
Operating lease liabilities	(423)	(346)
Accounts payable	403	1,592
Accrued wages and benefits	(654)	(1,179)
Accrued professional fees	(142)	(520)
Customer deposits and deferred revenue	921	(608)
Accrued sales commissions	(221)	(20)
Domestic and foreign income taxes payable	864	(395)
Other current liabilities	43	40
Other liabilities	(16)	60
Net cash provided by (used in) operating activities	2,484	(2,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(334)	(335)
Net cash used in investing activities	(334)	(335)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of Term Note	(1,025)	(883)
Proceeds from shares sold under Employee Stock Purchase Plan	40	48
Proceeds from stock options exercised	165	-
Acquisition of treasury stock – shares surrendered by employees to satisfy tax liability	(33)	-
Net cash used in financing activities	(853)	(835)

Effects of exchange rates on cash	71	(27)

Net cash provided by (used in) all activities	1,368	(3,984)
Cash, cash equivalents and restricted cash at beginning of period	14,576	21,195
Cash, cash equivalents and restricted cash at end of period	$15,944	$17,211

Cash payments for:
Domestic and foreign income taxes	$118	$966

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

(1)	NATURE OF OPERATIONS

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed on March 22, 2023 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2023.

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

Restricted cash represents amounts deposited at our bank in the Netherlands to support a bank guarantee which one of the customers of our induction heating products required as a condition of paying a deposit on a large order they placed with us in 2022. At March 31, 2023 and December 31, 2022, the amount of the deposit, and, accordingly, the guarantee, was EUR 476, or $516, and EUR 1,067, or $1,142, respectively. The related order is Euro denominated. The amount of the deposit and related guarantee declines as shipments are made against the order.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$15,428	$13,434
Restricted cash	516	1,142

Total cash, cash equivalents and restricted cash	$15,944	$14,576

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. As discussed below under “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance”, effective January 1, 2023, we follow the guidance in Accounting Standards Codification (“ASC”) Topic 326 (Financial Instruments – Credit Losses) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. There was no bad debt expense recorded for the three months ended March 31, 2023 or 2022. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our credit facility and our interest rate swap are discussed further below and in Note 9. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 3 for further disclosures related to the fair value of our liabilities for contingent consideration.

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

Nature of Products and Services

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We sell thermal management products including ThermoStreams, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic, Sigma, Thermonics and North Sciences product lines, and Ambrell Corporation’s (“Ambrell”) precision induction heating systems, including EKOHEAT® and EASYHEATTM products. As a result of the acquisition of Videology, we sell industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We provide post-warranty service and support for the equipment we sell. We sell semiconductor ATE interface solutions and certain thermal management products to the semi market. We also sell many of our products to various other markets including the automotive, defense/aerospace, industrial, life sciences and security markets.

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

Contract Balances

We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for credit losses, is included in current assets on our balance sheet. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Deferred revenue and customer deposits are included in current liabilities on our consolidated balance sheets.

As discussed above, we follow the guidance in ASC Topic 326 in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. We monitor the collectability of accounts receivable on an ongoing basis and record charges for bad debt expense in the period when we determine that a loss is expected to occur based on our assessment.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $135 and $123 for the three months ended March 31, 2023 and 2022, respectively.

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

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 3 and 9. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At March 31, 2023, $193 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $286 at March 31, 2023. At March 31, 2023, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive:

	Three Months Ended March 31,
	2023	2022

Weighted average common shares outstanding–basic	10,755,729	10,617,271
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	332,935	225,321
Weighted average common shares and common share equivalents outstanding–diluted	11,088,664	10,842,592
Average number of potentially dilutive securities excluded from calculation	154,429	318,574

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments were effective for us for reporting periods beginning after December 15, 2022. The amendments replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the amendments when they became effective for us on January 1, 2023. The adoption of these amendments did not have any impact on our consolidated financial statements.

(3)	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 9 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheet is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of March 31, 2023
Contingent consideration liability – Acculogic	$(1,367)	$-	$-	$(1,367)
Interest rate swap	$429	$-	$429	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31, 2023
Balance at beginning of period	$1,363
Impact of foreign currency translation adjustments	4

Balance at end of period	$1,367

(4)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the three months ended March 31, 2023 are as follows:

Balance - January 1, 2023	$21,605
Impact of foreign currency translation adjustments	31
Balance - March 31, 2023	$21,636

Goodwill was comprised of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Electronic Test	$3,377	$3,369
Environmental Technologies	1,817	1,817
Process Technologies	16,442	16,419
Total goodwill	$21,636	$21,605

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the three months ended March 31, 2023 are as follows:

Balance - January 1, 2023	$8,369
Impact of foreign currency translation adjustments	6
Balance - March 31, 2023	$8,375

Changes in the amount of the carrying value of finite-lived intangible assets for the three months ended March 31, 2023 are as follows:

Balance - January 1, 2023	$10,190
Impact of foreign currency translation adjustments	25
Amortization	(544)
Balance - March 31, 2023	$9,671

Intangible assets were allocated to our reporting segments at March 31, 2023 and December 31, 2022 as follows:

	March 31,	December 31,
	2023	2022
Electronic Test	4,019	4,139
Environmental Technologies	823	832
Process Technologies	13,204	13,588
Total intangible assets	$18,046	$18,559

The following tables provide further detail about our intangible assets as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,334	$8,431	$7,903
Technology	2,863	1,095	1,768
Patents	590	590	-
Backlog	494	494	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,691	11,020	9,671
Indefinite-lived intangible assets:
Trademarks	8,375	-	8,375
Total intangible assets	$29,066	$11,020	$18,046

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,313	$7,990	$8,323
Technology	2,855	988	1,867
Patents	590	590	-
Backlog	492	492	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,660	10,470	10,190
Indefinite-lived intangible assets:
Trademarks	8,369	-	8,369
Total intangible assets	$29,029	$10,470	$18,559

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2023 (remainder)	$1,549
2024	$1,971
2025	$1,762
2026	$1,153
2027	$658

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by customer and product type for the three months ended March 31, 2022 has been reclassified to be consistent with how the information for the current period is presented. See also Note 13 for information about revenue by operating segment and geographic region.

	Three Months Ended March 31,
	2023	2022
Revenue by customer type:
End user	$21,594	$17,142
OEM/Integrator	10,215	6,939
	$31,919	$24,081
Revenue by product type:
Thermal test	$5,820	$5,057
Thermal process	9,822	6,996
Semiconductor test	8,105	6,008
Video imaging	2,648	1,850
Flying probe and in-circuit testers	1,160	1,688
Service/other	4,364	2,482
	$31,919	$24,081
Revenue by market:
Semiconductor	$17,683	$13,390
Industrial	3,137	2,799
Automotive (including Electric Vehicles)	2,597	2,756
Life Sciences	1,513	699
Defense/aerospace	2,839	1,493
Security	966	574
Other	3,184	2,370
	$31,919	$24,081

There were no significant changes in the amount of the allowance for credit losses for the three months ended March 31, 2023.

(6)	MAJOR CUSTOMERS

During the three months ended March 31, 2023, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the three months ended March 31, 2023. During the three months ended March 31, 2022, no customer accounted for 10% or more of our consolidated revenue.

(7)	INVENTORIES

Inventories held at March 31, 2023 and December 31, 2022 were comprised of the following:

	March 31, 2023	December 31, 2022
Raw materials	$18,465	$16,888
Work in process	2,372	2,432
Inventory consigned to others	52	59
Finished goods	3,600	3,186
Total inventories	$24,489	$22,565

(8)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$400	$326
Short-term lease cost	$3	$30

The following is additional information about our leases as of March 31, 2023:

Range of remaining lease terms (in years)	.3	to	8.1
Weighted average remaining lease term (in years)		4.8
Weighted average discount rate		4.4%

Maturities of lease liabilities as of March 31, 2023 were as follows:

2023	$1,454
2024	1,892
2025	994
2026	694
2027	696
Thereafter	944
Total lease payments	$6,674
Less imputed interest	(622)
Total	$6,052

Cash Flow Information

Total amortization of ROU assets for the three months ended March 31, 2023 and 2022 was $391 and $309, respectively.

During the three months ended March 31, 2023, we entered into a 25-month lease for a facility for our Environmental Technologies segment’s operation in Germany. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $90. During this same period, we entered into a 36-month lease for a car for one of the employees of our Process Technologies segment who is based in Europe. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $30.

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at March 31, 2023 and December 31, 2022 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Mar. 31, 2023	Dec. 31, 2022
Mt. Laurel, NJ	3/29/2010	4/30/2024	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

The Loan Agreement included a $25,000 non-revolving delayed draw term note (the “Term Note”) and a $10,000 revolving credit facility (the “Revolving Facility” and together with the Term Note, the “Credit Facility”). The Credit Facility had a five-year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at March 31, 2023 to $30,000. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At March 31, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five year amortizing term loan with a balloon due at maturity, or (ii) up to a five year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The Amended Loan Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates. Interest expense for the three months ended March 31, 2023 and 2022 was $182 and $137, respectively

The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA and a fixed charge coverage ratio. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2023, it was approximately 6.7% based on current leverage. Effective May 1, 2023, this rate had increased to approximately 6.9%.

The following table sets forth the maturities of long-term debt for each of the next five years:

2023 (remainder)	$3,075
2024	4,100
2025	4,100
2026	3,842
$15,117

(10)	STOCK-BASED COMPENSATION PLAN

As of March 31, 2023, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2022 Form 10-K.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of March 31, 2023, total compensation expense to be recognized in future periods was $4,537. The weighted average period over which this expense is expected to be recognized was 2.3 years.

The following table summarizes the compensation expense we recorded during the three months ended March 31, 2023 and 2022 related to unvested shares of restricted stock and stock options:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$19	$11
Selling expense	10	7
Engineering and product development expense	10	19
General and administrative expense	435	335
	$474	$372

There was no compensation expense capitalized in three months ended March 31, 2023 or 2022.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the three months ended March 31, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.94%	1.81%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.54
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the three months ended March 31, 2023 and 2022 was $9.32 and $5.19, respectively.

The following table summarizes the activity related to stock options for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2023 (167,886 exercisable)	580,419	$8.91
Granted	90,392	16.06
Exercised	(25,200)	6.55
Canceled	(23,859)	9.09
Options outstanding, March 31, 2023 (185,246 exercisable)	621,752	10.04

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

On August 24, 2020, our new President and Chief Executive Officer ("CEO") received two restricted stock awards totaling 141,610 shares valued at $650 as of the date of grant, which was also his hire date. Of the total shares awarded, 66,448 shares vest over 4 years (25% at each anniversary) and 75,162 shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on August 24, 2020. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At March 31, 2023, we have estimated that these shares will vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 10, 2021, we issued restricted stock awards totaling 18,000 shares to members of senior management within our operating segments. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to the operating results of the business units for which these members of management are responsible. At March 31, 2023, we have estimated that 12,000 of these shares will vest at 100% of the original amount. The remaining 6,000 shares were not expected to vest and, in fact, were forfeited during the first quarter of 2023 when the individual to whom they had been granted resigned from his position with us.

On June 14, 2021, our new CFO received two restricted stock awards totaling 7,941 shares valued at $133 as of the date of grant, which was also his hire date. Of the total shares awarded, 1,988 shares vest over 4 years (25% at each anniversary) and 5,953 shares vest on August 24, 2023 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on June 14, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At March 31, 2023, we have estimated that these shares will vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On October 1, 2021, we issued restricted stock awards totaling 5,000 shares to a member of senior management. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics related to our consolidated operating results. At March 31, 2023, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 9, 2022, our CEO and CFO received restricted stock awards totaling 20,493 shares valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At March 31, 2023, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

On March 8, 2023, our CEO, CFO and the Division Presidents of two of our operating segments received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to revenue for the year ending December 31, 2025 as determined by the Compensation Committee of our Board of Directors. At March 31, 2023, we have estimated that these shares will vest at 100% of the original amount based on our assessment of the probable achievement against the relevant performance metrics.

The following table summarizes the activity related to unvested restricted stock awards for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2023	288,450	$7.80
Granted	90,588	16.06
Vested	(21,066)	12.21
Forfeited	(13,271)	9.88
Unvested shares outstanding, March 31, 2023	344,701	9.71

The total fair value of the restricted stock awards that vested during the three months ended March 31, 2023 and 2022 was $381 and $188, respectively, as of the vesting dates of these awards.

(11)	EMPLOYEE STOCK PURCHASE PLAN

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

On March 31, 2023, employees purchased 2,292 shares of our stock through the ESPP at a cost of $40. The closing market price on the date of the purchase was $20.74. The price paid by employees was $17.63 which represented a 15% discount. The total amount of the discount of $8 was recorded as compensation expense in our consolidated statements of operations. From the effective date of the ESPP through March 31, 2023, a total of 33,445 shares of stock have been purchased by employees through the ESPP at a cost of $281. We have recorded a total of $49 of compensation expense in our consolidated statements of operations related to these shares.

(12)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three months ended March 31, 2023 and 2022 we recorded $239 and $216 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three months ended March 31, 2023 and 2022 we recorded $133 and $101 of expense for matching contributions, respectively.

(13)	SEGMENT INFORMATION

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

Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents earnings before income tax expense and excludes interest expense, other income (expense), corporate expenses and acquired intangible amortization.

	Three Months Ended March 31,
	2023	2022
Revenue:
Electronic Test	$10,371	$8,778
Environmental Technologies	8,042	6,993
Process Technologies	13,506	8,310
Total revenue	$31,919	$24,081

Income from divisional operations:
Electronic Test	$2,578	$1,887
Environmental Technologies	1,013	802
Process Technologies	2,676	730
Total income from divisional operations	6,267	3,419
Corporate expenses	(2,205)	(1,835)
Acquired intangible amortization	(544)	(782)
Interest expense	(182)	(137)
Other income (expense)	58	(10)
Earnings before income tax expense	$3,394	$655

	March 31,	December 31,
	2023	2022
Identifiable assets:
Electronic Test	$31,303	$31,143
Environmental Technologies	18,362	18,040
Process Technologies	57,672	56,866
Corporate	6,179	4,017
	$113,516	$110,066

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended March 31,
	2023	2022
Revenue:
U.S.	$11,090	$9,234
Foreign	20,829	14,847
	$31,919	$24,081

	March 31,	December 31,
	2023	2022
Property and equipment:
U.S.	$2,537	$2,658
Foreign	670	474
	$3,207	$3,132

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the life sciences, security, industrial and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor and automated test equipment (“ATE”) markets, collectively the “semi market”;
●	indications of a change in the market cycles in the semi market, or other markets we serve;
●	developments and trends in the semi market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of current global supply chain constraints or other interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally, and
●	other risk factors included in Part I, Item 1A - "Risk Factors" in our 2022 Form 10-K.

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

Overview

This MD&A should be read in conjunction with the accompanying consolidated financial statements. In addition, please refer to the discussion of our business and markets contained in Part 1, Item 1 of our 2022 Form 10-K.

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing across a wide range of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We have three reportable segments which are also our reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products).

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

Markets

As discussed further in Part 1, Item 1 “Markets” of our 2022 Form 10-K, we are focused on specific target markets which include automotive, defense/aerospace, industrial, life sciences, security as well as both the front-end and back-end of the semi market. The semi market, which includes both the broader semiconductor market, as well as the more specialized ATE and wafer production sectors within the broader semiconductor market, has historically been the largest single market in which we operate. The semi market is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns and is subject to periods of significant expansion or contraction in demand. Our intention is to continue diversifying our markets, our product offerings within the markets we serve and our customer base across all of our markets with the goal of reducing our dependence on any one market, product or customer. In particular, we are seeking to reduce the impact of volatility in the semi market on our results of operations.

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

As discussed further in Part I, Item 1 “Overview and Strategy” of our 2022 Form 10-K, although the semi market remains our largest market, as part of our strategy to grow our business, we are focused on several other key target markets where we believe our products address test and process requirements and where we believe there is significant potential for growth. These key target markets include the automotive, defense/aerospace, industrial, life sciences and security markets. We believe that these markets are usually less cyclical than the semi market. While market share statistics exist for some of these markets, due to the nature of our highly specialized product offerings in these markets, we do not expect broad market penetration in many of these markets and, therefore, do not anticipate developing meaningful market shares in most of these markets.

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	3/31/2023		3/31/2022		$	%	12/31/2022		$	%
Revenue
Semi	$17,683	55.4%	$13,390	55.6%	$4,293	32.1%	$19,453	60.0%	$(1,770)	-9.1%
Industrial	3,137	9.8%	2,799	11.6%	338	12.1%	2,179	6.7%	958	44.0%
Auto/EV	2,597	8.1%	2,756	11.5%	(159)	-5.8%	2,805	8.7%	(208)	-7.4%
Life Sciences	1,513	4.8%	699	2.9%	814	116.5%	1,006	3.1%	507	50.4%
Defense/Aero	2,839	8.9%	1,493	6.2%	1,346	90.2%	2,176	6.7%	663	30.5%
Security	966	3.0%	574	2.4%	392	68.3%	1,002	3.1%	(36)	-3.6%
Other	3,184	10.0%	2,370	9.8%	814	34.3%	3,784	11.7%	(600)	-15.9%
	$31,919	100.0%	$24,081	100.0%	$7,838	32.5%	$32,405	100.0%	$(486)	-1.5%

Total consolidated revenue for the three months ended March 31, 2023 was $31.9 million compared to $24.1 million for the same period in 2022 and $32.4 million for the three months ended December 31, 2022. The increase in revenue for the first quarter of 2023 as compared to the same period in 2022 reflects strong demand across semi, defense/aerospace, life sciences, security and other markets. Demand from the semi market reflects both an increase in demand for our induction heating technology solutions for silicon carbide (SiC) crystal growth and epitaxy applications, as well as docking hardware and tester interfaces for analog and mixed signal applications. The strength in defense/aerospace was for both our environmental test solutions as well as our digital imaging solutions. The only market where we did not see an increase over the comparable prior year period was the automotive/EV market. We attribute this decline primarily to the variability in the timing of orders and customer delivery schedules.

Compared with the fourth quarter of 2022, revenue was down $486,000, or 1.5%. We attribute this decline primarily to variability in the timing of shipments. Increased sales to the industrial, defense/aerospace and life sciences markets helped to offset declines in shipments to semi, other and automotive/EV markets.

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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	3/31/2023		3/31/2022		$	%	12/31/2022		$	%
Orders
Semi	$18,346	59.5%	$12,382	49.4%	$5,964	48.2%	$14,775	47.2%	$3,571	24.2%
Industrial	4,142	13.5%	3,222	12.9%	920	28.6%	2,657	8.5%	1,485	55.9%
Auto/EV	2,044	6.6%	2,619	10.4%	(575)	-22.0%	1,660	5.3%	384	23.1%
Life Sciences	1,936	6.3%	1,216	4.9%	720	59.2%	2,027	6.5%	(91)	-4.5%
Defense/Aero	1,977	6.4%	1,851	7.4%	126	6.8%	3,364	10.7%	(1,387)	-41.2%
Security	212	0.7%	153	0.6%	59	38.6%	2,172	6.9%	(1,960)	-90.2%
Other	2,167	7.0%	3,620	14.4%	(1,453)	-40.1%	4,660	14.9%	(2,493)	-53.5%
	$30,824	100.0%	$25,063	100.0%	$5,761	23.0%	$31,315	100.0%	$(491)	-1.6%

Total consolidated orders for the three months ended March 31, 2023 were $30.8 million compared to $25.1 million for the same period in 2022 and $31.3 million for the three months ended December 31, 2022. The drivers of the increase in demand for the first quarter of 2023 as compared to the same period in 2022 are similar to those discussed above under “Revenue.” We attribute the decline in orders for the first quarter of 2023 as compared to the fourth quarter of 2022 primarily to timing. During the fourth quarter of 2022, we received large orders from certain of our customers which are scheduled to ship over the next several quarters. As a result, orders from these same customers in the first quarter of 2023 were reduced compared to the amounts received in the fourth quarter of 2022. The impact of the timing of receipt of these larger orders was partially offset by continued strong demand from our semi and industrial market customers in the first quarter of 2023 as compared to the fourth quarter of 2022.

At March 31, 2023, our backlog of unfilled orders for all products was approximately $45.7 million compared with approximately $35.0 million at March 31, 2022 and $46.8 million at December 31, 2022.  The significant increase in our backlog as compared to the level at March 31, 2022 primarily reflects increased demand for our products and, to a lesser extent, longer lead times for many of our products which has led to our customers placing orders with us earlier than had been their historical practice. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

War in Ukraine and Global Supply Chain Constraints

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic as described below. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. We estimate that we currently have a six-to-nine-month supply of this material. We are currently in the process of qualifying an alternate supplier for this material. We expect to have a sample of the alternate supplier’s material to evaluate by the end of the third quarter of 2023 with the goal of having the material fully qualified by the end of the year.

In addition, while we were able to mitigate a significant portion of the supply chain and logistics challenges that we encountered throughout 2022, and conditions appear to have stabilized, uncertainty in the global trade environment and the possibility of future global health or other crises remain. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.

Please refer to Part 1, Item 1A of our 2022 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue. Revenue was $31.9 million for the three months ended March 31, 2023 compared to $24.1 million for the same period in 2022, an increase of $7.8 million, or 33%. We believe the increase in our revenue during the first quarter of 2023 reflects the factors previously discussed in the Overview section.

Gross Margin. Our consolidated gross margin was 47% of revenue for the three months ended March 31, 2023 as compared to 46% of revenue for the same period in 2022. The increase in our gross margin primarily reflects that our fixed operating costs were more fully absorbed by the higher revenue levels in the first quarter of 2023 as compared to the same period in 2022. Although these costs increased $636,000 in absolute dollar terms, they represented 12% of revenue in the first quarter of 2023 as compared to 13% for the first quarter of 2022. The increase in our fixed operating costs primarily reflects higher salary and benefits expense as we have increased our level of operations staffing to support the higher revenue levels. To a lesser extent we also attribute the increase in our gross margin to favorable product mix and the impact of certain pricing actions taken subsequent to the first quarter of 2022.

Selling Expense. Selling expense was $4.5 million for the three months ended March 31, 2023 compared to $3.5 million for the same period in 2022, an increase of $999,000 or 29%. The increase primarily represents higher commission expense because of the higher revenue in the first quarter of 2023. To a lesser extent, there were also increases in salary and benefits expense as a result of headcount investments, and higher advertising and travel costs as we support the growth in our business.

Engineering and Product Development Expense. Engineering and product development expense was relatively unchanged at $1.9 million in each of the three months ended March 31, 2023 and 2022, respectively. There were no significant changes in any of the components of engineering and product development expense in the first quarter of 2023 as compared to the same period in 2022.

General and Administrative Expense. General and administrative expense was $5.2 million for the three months ended March 31, 2023 compared to $4.8 million for the same period in 2022 an increase of $344,000, or 7%. The increase reflects higher accruals for profit-related bonuses and an increase in stock-based compensation expense. We also recorded approximately $86,000 related to the relocation of one of our Acculogic operations to a new facility in the first quarter of 2023. These increases were partially offset by a reduction in amortization expense related to our acquired intangible assets.

Income Tax Expense. For the three months ended March 31, 2023, we recorded income tax expense of $577,000 compared to income tax expense of $78,000 for the same period in 2022. Our effective tax rate was 17% for the three months ended March 31, 2023 compared to 12% for the same period in 2022. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. The lower effective tax rate in the first quarter of 2022 was a result of releasing valuation allowance on foreign net operating loss carryforwards during that period.

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

Credit Facility

As discussed in the Overview and in Note 9 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the Loan Agreement with M&T. The Loan Agreement includes a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility and together with the Term Note, the “Credit Facility”). The Credit Facility had a five year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at March 31, 2023 to $30 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At March 31, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At March 31, 2023, we were in compliance with all of the covenants included in the Credit Facility. At this date, our consolidated funded debt to consolidated EBITDA ratio was 0.8 and our fixed charge coverage ratio was 3.7.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At March 31, 2023, it was approximately 6.7% based on current leverage.

At March 31, 2023, there were no amounts borrowed under our revolving credit facility. This facility has a total borrowing availability of $10.0 million. Interest expense for the three months ended March 31, 2023 and 2022 was $182,000 and $137,000, respectively,.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$15,428	$13,434
Working capital	$35,673	$33,182

As of March 31, 2023, $5.5 million, or 36% of our cash and cash equivalents was held by our foreign subsidiaries. We also had $516,000 of restricted cash that is discussed in Note 2 to our consolidated financial statements in this Report that was held by one of our subsidiaries in the Netherlands. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 9 to our consolidated financial statements in this Report.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. Since the beginning of 2022, in connection with the increasing level of our backlog, we have made additional investments in inventory which now comprises a greater portion of our total working capital at March 31, 2023 than it has historically represented. We also anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our website and other systems and investments related to our geographic and market expansion efforts. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in our 2022 Form 10-K, we acquired substantially all of the assets of Videology in October 2021 and we completed the acquisition of Acculogic in December 2021. We utilized $20.5 million under the Term Note to finance these acquisitions. As previously discussed, we currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing equity. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in Note 9 to our consolidated financial statements in this Report.

Cash Flows

Operating Activities. For the three months ended March 31, 2023, we recorded net earnings of $2.8 million. Net cash provided by operations during this period was $2.5 million. During the three months ended March 31, 2023, we had non-cash charges of $1.2 million for depreciation and amortization which included $391,000 of amortization related to our ROU assets. Our operating lease liabilities declined $423,000 during this same period. During the three months ended March 31, 2023, we recorded $474,000 for amortization of deferred compensation expense related to stock-based awards and a deferred tax benefit of $404,000. During the first quarter of 2023, inventories increased $2.0 million as we secured inventory to fill the orders in our backlog at March 31, 2023. Accrued wages and benefits decreased $654,000 during the three months ended March 31, 2023 reflecting the payment in March 2023 of profit-based bonuses accrued in 2022 on our results for the year. Customer deposits and deferred revenue increased $921,000 during the first quarter of 2023 as we collected down payments from customers on orders received. Domestic and foreign income taxes payable increased $864,000 as we accrued taxes due on our net earnings.

Investing Activities. During the three months ended March 31, 2023, purchases of property and equipment were $334,000, primarily reflecting leasehold improvements to our new facility for our Acculogic operation in Canada. These improvements were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2023; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the three months ended March 31, 2023, we made principal payments on our Term Note totaling $1.0 million. During this same period, we received $165,000 as a result of the exercise of options to purchase our stock by employees and $40,000 as a result of purchases of our stock that were made by our employees under the the inTEST Corporation Employee Stock Purchase Plan. We also acquired $33,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of March 31, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the three months ended March 31, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”). Because there are inherent limitations in all control systems, a control system, no matter how well conceived and operated, can provide only reasonable, as opposed to absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our management has designed the disclosure controls and procedures to provide reasonable assurance that the objectives of the control system were met.

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures

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

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2022 Form 10-K filed with the Securities and Exchange Commission on March 22, 2023. There have been no material changes from the risk factors set forth in our 2022 Form 10-K.

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

inTEST Corporation

Date:	May 11, 2023	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2023	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)