Form 10-Q
period 2023-06-30
INTEST CORP
filed 2023-08-10
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on July 31, 2023:   12,157,456

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,435	$13,434
Restricted cash	-	1,142
Trade accounts receivable, net of allowance for credit losses of $501 and $496, respectively	21,581	21,215
Inventories	23,070	22,565
Prepaid expenses and other current assets	1,495	1,695
Total current assets	83,581	60,051
Property and equipment:
Machinery and equipment	6,779	6,625
Leasehold improvements	3,520	3,242
Gross property and equipment	10,299	9,867
Less: accumulated depreciation	(7,081)	(6,735)
Net property and equipment	3,218	3,132
Right-of-use assets, net	5,177	5,770
Goodwill	21,707	21,605
Intangible assets, net	17,613	18,559
Deferred tax assets	965	280
Restricted certificates of deposit	100	100
Other assets	496	569
Total assets	$132,857	$110,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,731	1,645
Accounts payable	5,735	7,394
Accrued wages and benefits	3,570	3,907
Accrued professional fees	1,010	884
Customer deposits and deferred revenue	5,176	4,498
Accrued sales commissions	1,202	1,468
Domestic and foreign income taxes payable	1,184	1,409
Other current liabilities	1,660	1,564
Total current liabilities	25,368	26,869
Operating lease liabilities, net of current portion	3,959	4,705
Term Note, net of current portion	9,992	12,042
Contingent consideration	1,063	1,039
Other liabilities	411	455
Total liabilities	40,793	45,110
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,185,220 and 11,063,271 shares issued, respectively	122	111
Additional paid-in capital	53,296	31,987
Retained earnings	38,464	32,854
Accumulated other comprehensive earnings	470	218
Treasury stock, at cost; 38,514 and 34,308 shares, respectively	(288)	(214)
Total stockholders' equity	92,064	64,956
Total liabilities and stockholders' equity	$132,857	$110,066

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$32,558	$29,571	$64,477	$53,652
Cost of revenue	17,528	16,023	34,395	29,091
Gross profit	15,030	13,548	30,082	24,561

Operating expenses:
Selling expense	4,661	4,033	9,116	7,489
Engineering and product development expense	1,983	1,859	3,887	3,783
General and administrative expense	5,042	4,928	10,217	9,759
Total operating expenses	11,686	10,820	23,220	21,031

Operating income	3,344	2,728	6,862	3,530
Interest expense	(176)	(141)	(358)	(278)
Other income (expense)	197	(17)	255	(27)

Earnings before income tax expense	3,365	2,570	6,759	3,225
Income tax expense	572	454	1,149	532

Net earnings	$2,793	$2,116	$5,610	$2,693

Earnings per common share - basic	$0.25	$0.20	$0.51	$0.25

Weighted average common shares outstanding - basic	11,241,183	10,653,268	10,998,456	10,635,270

Earnings per common share - diluted	$0.24	$0.20	$0.49	$0.25

Weighted average common shares and common share equivalents outstanding - diluted	11,696,569	10,814,799	11,392,617	10,828,696

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net earnings	$2,793	$2,116	$5,610	$2,693

Unrealized gain (loss) on interest rate swap agreement	28	99	(71)	409
Foreign currency translation adjustments	153	(702)	323	(839)

Comprehensive earnings	$2,974	$1,513	$5,862	$2,263

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeitures of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)

Balance, March 31, 2023	11,168,080	112	32,673	35,671	289	(247)	68,498

Net earnings	-	-	-	2,793	-	-	2,793
Other comprehensive earnings	-	-	-	-	181	-	181
Amortization of deferred compensation related to stock-based awards	-	-	605	-	-	-	605
Issuance of unvested shares of restricted stock	6,873	-	-	-	-	-	-
Stock options exercised	86,600	1	734	-	-	-	735
Shares issued under Employee Stock Purchase Plan	1,870	-	49	-	-	-	49
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Issuance of common stock, net	921,797	9	19,235	-	-	-	19,244

Balance, June 30, 2023	12,185,220	$122	$53,296	$38,464	$470	$(288)	$92,064

	Six Months Ended June 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	577	-	-	577
Other comprehensive earnings	-	-	-	-	173	-	173
Amortization of deferred compensation related to stock-based awards	-	-	372	-	-	-	372
Issuance of unvested shares of restricted stock	79,489	1	(1)	-	-	-	-
Shares issued under Employee Stock Purchase Plan	5,245	-	56	-	-	-	56

Balance, March 31, 2022	10,995,194	110	30,358	24,970	767	(204)	56,001

Net earnings	-	-	-	2,116	-	-	2,116
Other comprehensive loss	-	-	-	-	(603)	-	(603)
Amortization of deferred compensation related to stock-based awards	-	-	551	-	-	-	551
Issuance of unvested shares of restricted stock	44,044	-	-	-	-	-	-
Shares redeemed into treasury stock	-	-	-	-	-	(10)	(10)
Shares issued under Employee Stock Purchase Plan	9,470	-	65	-	-	-	65

Balance, June 30, 2022	11,048,708	$110	$30,974	$27,086	$164	$(214)	$58,120

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$5,610	$2,693
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,350	2,528
Provision for excess and obsolete inventory	266	230
Foreign exchange (gain) loss	(47)	98
Amortization of deferred compensation related to stock-based awards	1,079	923
Discount on shares sold under Employee Stock Purchase Plan	14	18
Loss on disposal of property and equipment	98	61
Deferred income tax benefit	(685)	(805)
Changes in assets and liabilities:
Trade accounts receivable	(372)	(6,607)
Inventories	(693)	(4,894)
Prepaid expenses and other current assets	212	(87)
Other assets	2	(395)
Operating lease liabilities	(849)	(701)
Accounts payable	(1,607)	3,506
Accrued wages and benefits	(351)	(981)
Accrued professional fees	117	(471)
Customer deposits and deferred revenue	625	(264)
Accrued sales commissions	(266)	219
Domestic and foreign income taxes payable	(220)	(477)
Other current liabilities	76	264
Other liabilities	(17)	61
Net cash provided by (used in) operating activities	5,342	(5,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of final working capital adjustment related to Acculogic	-	371
Purchase of property and equipment	(709)	(708)
Purchase of short-term investments	-	(3,477)
Net cash used in investing activities	(709)	(3,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	19,244	-
Repayments of Term Note	(2,050)	(1,908)
Proceeds from shares sold under Employee Stock Purchase Plan	83	103
Proceeds from stock options exercised	900	-
Acquisition of treasury stock-shares surrendered by employees to satisfy tax liability	(74)	(10)
Net cash provided by (used in) financing activities	18,103	(1,815)

Effects of exchange rates on cash	123	58

Net cash provided by (used in) all activities	22,859	(10,652)
Cash and cash equivalents at beginning of period	14,576	21,195
Cash and cash equivalents at end of period	$37,435	$10,543

Cash payments for:
Domestic and foreign income taxes	$2,060	$1,865

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

All of our operating segments have multiple products that we design, manufacture and market to our customers. Due to a number of factors, our products have varying levels of gross margin. The mix of products we sell in any period is ultimately determined by our customers’ needs. Therefore, the mix of products sold in any given period can change significantly from the prior period. In addition, we sell our products to a variety of different types of customers with varying levels of discounts and commission expense. As a result of changes in both the mix of products sold as well as customer mix in any given period, our consolidated gross margin can vary significantly from period to period.

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

Our Electronic Test segment sells its products to semiconductor manufacturers and third-party test and assembly houses (end user sales) and to ATE manufacturers (original equipment manufacturer (“OEM”) sales), who ultimately resell our equipment with theirs to both semiconductor manufacturers and third-party test and assembly houses. These sales all fall within the ATE sector of the semi market. With the acquisition of Acculogic Inc. and its affiliates (“Acculogic”) in December 2021, our Electronic Test segment also sells its products to customers in markets outside the semi market including the automotive, defense/aerospace, industrial and life sciences markets. Our Environmental Technologies segment sells its products to end users and OEMs within the ATE sector of the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial and life sciences markets. Our Process Technologies segment sells its products to customers in the wafer production sector within the semi market. It also sells its products to customers in a variety of other markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets.

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

On May 11, 2023, we entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") pursuant to which we issued and sold 921,797 shares of our common stock having an aggregate offering price of $20,000 between May 11, 2023 and May 31, 2023. We received net proceeds from the sale of these shares of $19,244 after payment of commissions of 3.0% of the gross proceeds and other fees related to the sale of these shares.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2023.

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

Restricted cash at December 31, 2022 represented amounts deposited at our bank in the Netherlands to support a bank guarantee which one of the customers of our Process Technologies segment required as a condition of paying a deposit on a large order they placed with us in 2022. The related order was Euro denominated. The amount of the deposit and related guarantee declined as shipments were made against the order. At June 30, 2023 this deposit had been fully utilized and the bank guarantee had therefore lapsed. At December 31, 2022, the amount of the deposit, and, accordingly, the guarantee, was EUR 1,067, or $1,142.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$37,435	$13,434
Restricted cash	-	1,142

Total cash, cash equivalents and restricted cash	$37,435	$14,576

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

For the six months ended June 30, 2023, there were no significant changes in the amount of the allowance for credit losses. During the six months ended June 30, 2023, we recorded a bad debt recovery of $79. This amount had been fully written off prior to our acquisition of Acculogic and was no longer in our accounts receivable balance. There was no bad debt expense or recovery recorded during the six months ended June 30, 2022.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our short-term investments are classified as held-to-maturity and carried at amortized cost. Our credit facility and our interest rate swap are discussed further below and in Note 9. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 3 for further disclosures related to the fair value of our liabilities for contingent consideration.

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

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and right-of-use (“ROU”) assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset group. If impairment is indicated, the asset group is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

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

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of net realizable value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $266 and $230 for the six months ended June 30, 2023 and 2022, respectively.

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

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At June 30, 2023, $193 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $273 at June 30, 2023. At June 30, 2023, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	11,241,183	10,653,268	10,998,456	10,635,270
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	455,386	161,531	394,161	193,426
Weighted average common shares and common share equivalents outstanding - diluted	11,696,569	10,814,799	11,392,617	10,828,696

Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	96,661	608,322	125,545	477,448

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 9 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K. The current portion of this liability totaled $331 as of June 30, 2023 and $324 as of December 31, 2022 and was included in Other Current Liabilities on our balance sheets.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of June 30, 2023
Contingent consideration liability – Acculogic	$(1,394)	$-	$-	$(1,394)
Interest rate swap	$457	$-	$457	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the six months ended June 30, 2023 were as follows:

Six Months Ended June 30, 2023
Balance at beginning of period	$1,363
Impact of foreign currency translation adjustments	31

Balance at end of period	$1,394

(4)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the six months ended June 30, 2023 are as follows:

Balance - January 1, 2023	$21,605
Impact of foreign currency translation adjustments	102
Balance - June 30, 2023	$21,707

Goodwill was comprised of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Electronic Test	$3,436	$3,369
Environmental Technologies	1,817	1,817
Process Technologies	16,454	16,419

Total goodwill	$21,707	$21,605

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the six months ended June 30, 2023 are as follows:

Balance - January 1, 2023	$8,369
Impact of foreign currency translation adjustments	26
Balance - June 30, 2023	$8,395

Changes in the amount of the carrying value of finite-lived intangible assets for the six months ended June 30, 2023 are as follows:

Balance - January 1, 2023	$10,190
Impact of foreign currency translation adjustments	95
Amortization	(1,067)
Balance - June 30, 2023	$9,218

Intangible assets were allocated to our reporting segments at June 30, 2023 and December 31, 2022 as follows:

	June 30,	December 31,
	2023	2022
Electronic Test:	$3,981	$4,139
Environmental Technologies	813	832
Process Technologies	12,819	13,588

Total intangible assets	$17,613	$18,559

The following tables provide further detail about our intangible assets as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,394	$8,859	$7,535
Technology	2,891	1,208	1,683
Patents	590	590	-
Backlog	497	497	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,782	11,564	9,218
Indefinite-lived intangible assets:
Trademarks	8,395	-	8,395
Total intangible assets	$29,177	$11,564	$17,613

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,313	$7,990	$8,323
Technology	2,855	988	1,867
Patents	590	590	-
Backlog	492	492	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,660	10,470	10,190
Indefinite-lived intangible assets:
Trademarks	8,369	-	8,369
Total intangible assets	$29,029	$10,470	$18,559

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2023 (remainder)	$1,033
2024	$1,982
2025	$1,772
2026	$1,162
2027	$666

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by customer and product type for the three and six months ended June 30, 2022 has been reclassified to be consistent with how the information for the current period is presented. See also Note 13 for information about revenue by operating segment and geographic region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by customer type:
End user	$21,877	$22,095	$43,581	$39,237
OEM/Integrator	10,681	7,476	20,896	14,415
	$32,558	$29,571	$64,477	$53,652

Revenue by product type:
Thermal test	$6,172	$5,951	$11,993	$11,008
Thermal process	11,872	9,968	21,694	16,964
Semiconductor test	8,753	6,632	16,859	12,639
Video imaging	2,434	2,395	5,082	4,245
Flying probe and in-circuit testers	1,417	2,088	2,576	3,777
Service/other	1,910	2,537	6,273	5,019
	$32,558	$29,571	$64,477	$53,652

Revenue by market:
Semiconductor	$18,833	$16,409	$36,516	$29,799
Industrial	2,806	2,930	5,943	5,729
Automotive (including Electric Vehicles)	1,542	3,594	4,139	6,350
Defense/aerospace	3,890	1,423	6,729	2,916
Life Sciences	1,135	1,169	2,648	1,868
Security	936	794	1,902	1,368
Other	3,416	3,252	6,600	5,622
	$32,558	$29,571	$64,477	$53,652

(6)	MAJOR CUSTOMERS

During the six months ended June 30, 2023, one customer accounted for 14% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the six months ended June 30, 2023. During the six months ended June 30, 2022, no customer accounted for 10% or more of our consolidated revenue.

(7)	INVENTORIES

Inventories held at June 30, 2023 and December 31, 2022 were comprised of the following:

	June 30, 2023	December 31, 2022
Raw materials	$16,834	$16,888
Work in process	2,343	2,432
Inventory consigned to others	76	59
Finished goods	3,817	3,186
Total inventories	$23,070	$22,565

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Excess and obsolete inventory charges	$131	$107	$266	$230

(8)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$403	$317	$803	$643
Short-term lease cost	$4	$14	$7	$44

The following is additional information about our leases as of June 30, 2023:

Range of remaining lease terms (in years)	0.1	to	7.8
Weighted average remaining lease term (in years)		4.7
Weighted average discount rate		4.5%

Maturities of lease liabilities as of June 30, 2023 were as follows:

2023 (remainder)	$974
2024	1,910
2025	1,010
2026	710
2027	706
Thereafter	945
Total lease payments	$6,255
Less imputed interest	(565)
Total	$5,690

Cash Flow Information

Total amortization of ROU assets was $391 and $782 for the three months and six months ended June 30, 2023, respectively, and $329 and $638 for the three months and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2023, we entered into a 25-month lease for a facility for our Environmental Technologies segment’s operation in Germany. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $90. During this same period, we entered into two auto leases, one with a 36-month term and one with a 48-month term, for employees of our Process Technologies segment both of whom are based in Europe. At the effective date of these leases, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $71.

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at June 30, 2023 and December 31, 2022 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	June 30, 2023	Dec. 31, 2022
Mt. Laurel, NJ	3/29/2010	4/30/2024	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at June 30, 2023 to $30,000. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At June 30, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2023, it was approximately 7.2% based on current leverage. Effective August 1, 2023, this rate remained the same.

The following table sets forth the maturities of long-term debt for each of the next five years:

2023 (remainder)	$2,050
2024	4,100
2025	4,100
2026	3,842
$14,092

(10)	STOCK-BASED COMPENSATION PLAN

As of June 30, 2023, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2022 Form 10-K. In addition, on June 21, 2023, our stockholders approved the inTEST Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaces the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan will be (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of June 30, 2023, total compensation expense to be recognized in future periods is $4,127. The weighted average period over which this expense is expected to be recognized is 2.1 years.

The following table summarizes the compensation expense we recorded during the three and six months ended June 30, 2023 and 2022 related to unvested shares of restricted stock and stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$29	$15	$48	$26
Selling expense	11	7	21	14
Engineering and product development expense	9	18	19	37
General and administrative expense	556	511	991	846
	$605	$551	$1,079	$923

There was no compensation expense capitalized in three and six months ended June 30, 2023 or 2022.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the six months ended June 30, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.93%	2.05%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.55
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the six months ended June 30, 2023 and 2022 was $9.43 and $4.53, respectively.

The following table summarizes the activity related to stock options for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2023 (167,886 exercisable)	580,419	8.91
Granted	93,860	16.25
Exercised	(111,800)	8.05
Canceled	(23,859)	9.09
Options outstanding, June 30, 2023 (187,981 exercisable)	538,620	10.36

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level. The awards granted prior to January 1, 2023 are discussed in more detail in Note 15 to the consolidated financial statement in our 2022 Form 10-K. There have been no significant changes to our assumptions related to the expected vesting percentages for any of these performance-based awards as of June 30, 2023.

On March 8, 2023, our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and certain other members of our senior management received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. As of June 30, 2023, we have estimated that these shares will vest at 100% of the original amount. On May 8, 2023 the newly appointed president of our Environmental Technologies segment received restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods as determined by the Compensation Committee of our Board of Directors in consultation with our CEO and CFO.

The following table summarizes the activity related to unvested restricted stock awards for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2023	288,450	7.80
Granted	97,461	16.43
Vested	(57,559)	10.99
Forfeited	(13,271)	9.88
Unvested shares outstanding, June 30, 2023	315,081	9.72

The total fair value of the restricted stock awards that vested during the six months ended June 30, 2023 and 2022 was $1,153 and $436, respectively, as of the vesting dates of these awards.

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

During the six months ended June 30, 2023, employees purchased 4,162 shares of our common stock through the ESPP at a cost of $97. The closing market price of our common stock on the dates of purchase were $20.74 and $26.26, respectively. The prices paid by employees were $17.63 and $22.32, respectively, which represented a 15% discount. The total amount of the discount of $14 was recorded as compensation expense in our consolidated statements of operations. During the six months ended June 30, 2022, employees purchased 14,715 shares of our common stock through the ESPP at a cost of $121. The closing market price of our common stock on the dates of purchase were $10.73 and $6.82, respectively. The prices paid by employees were $9.12 and $5.80, respectively, which represented a 15% discount. The total amount of the discount of $18 was recorded as compensation expense in our consolidated statements of operations.

From the effective date of the ESPP through June 30, 2023, a total of 35,314 shares of our common stock have been purchased by employees through the ESPP at a cost of $379. We have recorded a total of $57 of compensation expense in our consolidated statements of operations related to these shares.

(12)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. All permanent employees of inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology who are at least 18 years of age are eligible to participate in the inTEST Corporation Incentive Savings Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary. For the three and six months ended June 30, 2023 we recorded $108 and $347 of expense for matching contributions, respectively. For the three and six months ended June 30, 2022 we recorded $134 and $350 of expense for matching contributions, respectively.

All permanent employees of Ambrell are immediately eligible to participate in the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan") upon employment and are eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allows eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We will make a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5. For the three and six months ended June 30, 2023 we recorded $91 and $224 of expense for matching contributions, respectively. For the three and six months ended June 30, 2022 we recorded $85 and $186 of expense for matching contributions, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Electronic Test	$10,993	$9,797	$21,364	$18,575
Environmental Technologies	8,136	7,507	16,178	14,500
Process Technologies	13,429	12,267	26,935	20,577
Total revenue	$32,558	$29,571	$64,477	$53,652

Income from divisional operations:
Electronic Test	$2,641	$2,193	$5,219	$4,080
Environmental Technologies	943	1,070	1,956	1,872
Process Technologies	2,592	2,569	5,268	3,299
Total income from divisional operations	6,176	5,832	12,443	9,251
Corporate expenses	(2,309)	(2,339)	(4,514)	(4,174)
Acquired intangible amortization	(523)	(765)	(1,067)	(1,547)
Interest expense	(176)	(141)	(358)	(278)
Other income (expense)	197	(17)	255	(27)
Earnings before income tax expense	$3,365	$2,570	$6,759	$3,225

	June 30,	December 31,
	2023	2022
Identifiable assets:
Electronic Test	$30,245	$31,143
Environmental Technologies	18,080	18,040
Process Technologies	55,104	56,866
Corporate	29,428	4,017
	$132,857	$110,066

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
U.S.	$9,912	$14,068	$21,002	$23,302
Foreign	22,646	15,503	43,475	30,350
	$32,558	$29,571	$64,477	$53,652

	June 30,	December 31,
	2023	2022
Property and equipment:
U.S.	$2,523	$2,658
Foreign	695	474
	$3,218	$3,132

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	6/30/2023		6/30/2022		$	%	3/31/2023		$	%
Revenue
Semi	$18,833	57.8%	$16,409	55.5%	$2,424	14.8%	$17,683	55.4%	$1,150	6.5%
Industrial	2,806	8.6%	2,930	9.9%	(124)	-4.2%	3,137	9.8%	(331)	-10.6%
Auto/EV	1,542	4.7%	3,594	12.2%	(2,052)	-57.1%	2,597	8.1%	(1,055)	-40.6%
Life Sciences	1,135	3.5%	1,169	3.9%	(34)	-2.9%	1,513	4.8%	(378)	-25.0%
Defense/Aero	3,890	11.9%	1,423	4.8%	2,467	173.4%	2,839	8.9%	1,051	37.0%
Security	936	2.9%	794	2.7%	142	17.9%	966	3.0%	(30)	-3.1%
Other	3,416	10.6%	3,252	11.0%	164	5.0%	3,184	10.0%	232	7.3%
	$32,558	100.0%	$29,571	100.0%	$2,987	10.1%	$31,919	100.0%	$639	2.0%

	Six Months Ended
					Change
	6/30/2023		6/30/2022		$	%
Revenue
Semi	$36,516	56.6%	$29,799	55.5%	$6,717	22.5%
Industrial	5,943	9.2%	5,729	10.7%	214	3.7%
Auto/EV	4,139	6.4%	6,350	11.8%	(2,211)	-34.8%
Life Sciences	2,648	4.1%	1,868	3.5%	780	41.8%
Defense/Aero	6,729	10.4%	2,916	5.4%	3,813	130.8%
Security	1,902	3.0%	1,368	2.6%	534	39.0%
Other	6,600	10.3%	5,622	10.5%	978	17.4%
	$64,477	100.0%	$53,652	100.0%	$10,825	20.2%

Total consolidated revenue for the three months ended June 30, 2023 was $32.6 million compared to $29.6 million for the same period in 2022 and $31.9 million for the three months ended March 31, 2023. The increase in revenue for the second quarter of 2023 as compared to both the same period in 2022 and the first quarter of 2023 primarily reflects higher demand from the semi market. There was also strong demand for our thermal test solutions for the defense/aerospace markets. These increases were partially offset by a decline in revenue from the auto/EV market. We attribute this decline primarily to the variability in the timing of orders and customer delivery schedules.

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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	6/30/2023		6/30/2022		$	%	3/31/2023		$	%
Orders
Semi	$14,721	46.9%	$26,732	66.0%	$(12,011)	-44.9%	$18,346	59.5%	$(3,625)	-19.8%
Industrial	5,756	18.3%	2,366	5.8%	3,390	143.3%	4,142	13.5%	1,614	39.0%
Auto/EV	3,276	10.4%	2,750	6.8%	526	19.1%	2,044	6.6%	1,232	60.3%
Life Sciences	609	1.9%	1,535	3.8%	(926)	-60.3%	1,936	6.3%	(1,327)	-68.5%
Defense/Aero	3,216	10.2%	1,897	4.7%	1,319	69.5%	1,977	6.4%	1,239	62.7%
Security	456	1.5%	989	2.4%	(533)	-53.9%	212	0.7%	244	115.1%
Other	3,397	10.8%	4,249	10.5%	(852)	-20.1%	2,167	7.0%	1,230	56.8%
	$31,431	100.0%	$40,518	100.0%	$(9,087)	-22.4%	$30,824	100.0%	$607	2.0%

	Six Months Ended
					Change
	6/30/2023		6/30/2022		$	%
Orders
Semi	$33,067	53.1%	$39,114	59.7%	$(6,047)	-15.5%
Industrial	9,898	15.9%	5,588	8.5%	4,310	77.1%
Auto/EV	5,320	8.5%	5,369	8.2%	(49)	-0.9%
Life Sciences	2,545	4.1%	2,751	4.2%	(206)	-7.5%
Defense/Aero	5,193	8.3%	3,748	5.7%	1,445	38.6%
Security	668	1.1%	1,142	1.7%	(474)	-41.5%
Other	5,564	9.0%	7,869	12.0%	(2,305)	-29.3%
	$62,255	100.0%	$65,581	100.0%	$(3,326)	-5.1%

Total consolidated orders for the three months ended June 30, 2023 were $31.4 million compared to $40.5 million for the same period in 2022 and $30.8 million for the three months ended March 31, 2023. We continue to experience strength in demand across all of our markets, but the timing of the receipt of customer orders is unpredictable and typically more variable than the associated delivery schedules. In particular, in certain of our markets including the front-end of the semi market, the auto/EV market and the life sciences market for our image capture technology, our customers tend to place large orders with delivery schedules that extend over several quarters which results in the variability of quarterly order rates that is reflected in the total orders for the periods presented. In addition, during 2022 when supply chain constraints were prevalent across most industries, we saw a tendency for our customers to place orders earlier than they had historically done in the past, which we believe contributed in part to the significant increase in orders received in the second quarter of 2022 as compared to the amount in the same period in 2023.

At June 30, 2023, our backlog of unfilled orders for all products was approximately $44.6 million compared with approximately $46.0 million at June 30, 2022 and $45.7 million at March 31, 2023. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue. Revenue was $32.6 million for the three months ended June 30, 2023 compared to $29.6 million for the same period in 2022, an increase of $3.0 million, or 10%. We believe the increase in our revenue during the second quarter of 2023 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 46% of revenue in each of the three months ended June 30, 2023 and 2022. The average cost of component materials used in our products declined somewhat in 2023 as compared to 2022 as a result of changes in product mix, but this decline was offset by an increase in our fixed manufacturing costs. The increase in our fixed manufacturing costs primarily reflects annual merit adjustments to compensation levels and some additional investment in headcount. In addition, our facility related costs have increased in the second quarter of 2023 as compared to the same period in 2022.

Selling Expense. Selling expense was $4.7 million for the three months ended June 30, 2023 compared to $4.0 million for the same period in 2022, an increase of $628,000, or 16%. The increase reflects higher commissions as a result of the increase in revenue. In addition, we incurred higher salary and benefits expense reflecting annual merit adjustments and additional investment in headcount. To a lesser extent, we also incurred higher levels of travel costs reflecting an increase in customer visits and trade show attendance.

Engineering and Product Development Expense. Engineering and product development expense was $2.0 million for the three months ended June 30, 2023 compared to $1.9 million for the same period in 2022, an increase of $124,000, or 7%, primarily reflecting an increase in materials used in product development projects. This increase was offset somewhat by a decrease in salary and benefits expense as we had open positions in the second quarter of 2023 that we are in the process of re-hiring. These positions were filled in the comparable prior period.

General and Administrative Expense. General and administrative expense was $5.0 million for the three months ended June 30, 2023 compared to $4.9 million for the same period in 2022, an increase of $114,000, or 2%. The increase primarily reflects higher levels of salary and benefits expense as a result of annual merit adjustments and higher levels of travel costs which were partially offset by a reduction in amortization expense related to our acquired intangible assets.

Income Tax Expense. For the three months ended June 30, 2023, we recorded income tax expense of $572,000 compared to income tax expense of $454,000 for the same period in 2022. Our effective tax rate was 17% for the three months ended June 30, 2023 compared to 18% for the same period in 2022. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue. Revenue was $64.5 million for the six months ended June 30, 2023 compared to $53.7 million for the same period in 2022, an increase of $10.8 million, or 20%. We believe the increase in our revenue during the first six months of 2023 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 47% of revenue for the six months ended June 30, 2023 as compared to 46% of revenue for the same period in 2022. The improvement in our gross margin primarily reflects a decrease in our component material costs as a percentage of revenue, reflecting changes in product mix, and a decline in our fixed manufacturing costs as a percent of revenue. Even though our fixed manufacturing costs increased in absolute dollar terms, they were more fully absorbed by the higher revenue levels. The increase in our fixed manufacturing costs in absolute dollar terms reflects increased salary and benefits expense as a result of annual merit adjustments. To a lesser extent we also had increased facility costs and depreciation reflecting new facilities and additions to our capitalized asset base.

Selling Expense. Selling expense was $9.1 million for the six months ended June 30, 2023 compared to $7.5 million for the same period in 2022, an increase of $1.6 million, or 22%. The increase primarily reflects higher commissions on the higher revenue level. We also had an increase in salary and benefits expense, reflecting annual merit adjustments and additional headcount investments, and higher levels of travel and advertising costs as we are increasing the number of customer visits and trade show attendance as we work to continue to grow our business.

Engineering and Product Development Expense. Engineering and product development expense was $3.9 million for the six months ended June 30, 2023 compared to $3.8 million for the same period in 2022, an increase of $104,000 or 3%, primarily reflecting an increase in materials used in product development projects and fees paid to third parties to assist in our development efforts. These increases were offset somewhat by a decrease in salary and benefits expense as we have open positions in the first half of 2023 that we are in the process of re-hiring. These positions were filled in the comparable prior period.

General and Administrative Expense. General and administrative expense was $10.2 million for the six months ended June 30, 2023 compared to $9.8 million for the same period in 2022, an increase of $458,000, or 5%. The increase primarily reflects higher levels of salary and benefits expense, bonus accruals and stock-based compensation expense. The increases reflect, in part, annual merit adjustments as well as increased accruals for profit-based bonuses. We also recorded higher costs related to audit fees in the first half of 2023 as compared to the same period in 2022 as a result of our anticipated transition to accelerated filer status for fiscal 2023. These increases were partially offset by a reduction in amortization expense related to our acquired intangible assets.

Income Tax Expense. For the six months ended June 30, 2023, we recorded income tax expense of $1.1 million compared to income tax expense of $532,000 for the same period in 2022. Our effective tax rate was 17% in both periods. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Proceeds from Sale of Common Stock

On May 11, 2023, we entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement") pursuant to which we issued and sold 921,797 shares of our common stock having an aggregate offering price of $20.0 million between May 11, 2023 and May 31, 2023. We received net proceeds from the sale of these shares of $19.2 million after payment of commissions of 3.0% of the gross proceeds and other fees related to the sale of these shares.

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at June 30, 2023 to $30 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At June 30, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At June 30, 2023, we were in compliance with all of the covenants included in the Credit Facility. At this date, our consolidated funded debt to consolidated EBITDA ratio was 0.7 and our fixed charge coverage ratio was 3.9.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At June 30, 2023, it was approximately 7.2% based on current leverage.

At June 30, 2023, there were no amounts borrowed under our revolving credit facility. This facility has a total borrowing availability of $10.0 million. Interest expense for the six months ended June 30, 2023 and 2022 was $358,000 and $278,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$37,435	$13,434
Working capital	$58,213	$33,182

As of June 30, 2023, $4.2 million, or 11%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed in Note 9 to our consolidated financial statements in this Report.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We also anticipate making investments in our business in the next twelve months including hiring of additional staff and other investments related to our geographic and market expansion efforts. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in our 2022 Form 10-K, we acquired substantially all of the assets of Videology in October 2021 and we completed the acquisition of Acculogic in December 2021. We utilized $20.5 million under the Term Note to finance these acquisitions. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in Note 9 to our consolidated financial statements in this Report. Also discussed above, we raised $19.2 million from the sale of common stock in May 2023. We currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing additional equity.

Cash Flows

Operating Activities. For the six months ended June 30, 2023, we recorded net earnings of $5.6 million. Net cash provided by operations during this period was $5.3 million. During the six months ended June 30, 2023, we had non-cash charges of $2.4 million for depreciation and amortization which included $782,000 of amortization related to our ROU assets. Our operating lease liabilities declined $849,000 during this same period. During the six months ended June 30, 2023, we recorded $1.1 million for amortization of deferred compensation expense related to stock-based awards and a deferred tax benefit of $685,000. During the first six months of 2023, inventories increased $693,000 as we secured inventory to fill the orders in our backlog at June 30, 2023. However, the level of increase in our inventories has slowed compared to the same period last year as backlog has leveled out and supply chain constraints have eased somewhat. We anticipate the level of our inventories will stabilize for the balance of 2023. Accounts payable decreased $1.6 million during the first six months of 2023 as we are slowing the pace of new purchases from our vendors. Customer deposits and deferred revenue declined $625,000 during the first six months of 2023 as we have now delivered all or substantially all of the large orders received in late 2022 where we collected sizable deposits from our customers as we needed to secure inventory in advance of the delivery schedule. We have not had as many large single orders placed in the first six months of 2023 where similar deposits were collected.

Investing Activities. During the six months ended June 30, 2023, purchases of property and equipment were $709,000, primarily reflecting leasehold improvements to our new facility for our Acculogic operation in Canada. These improvements were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2023; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the six months ended June 30, 2023, we had net proceeds of $19.2 million from the sale of 921,797 shares of our common stock, as previously discussed. During this same period, we also received $900,000 as a result of the exercise of options to purchase our stock by employees and $83,000 as a result of purchases of our stock that were made by our employees under the inTEST Corporation Employee Stock Purchase Plan. During the six months ended June 30, 2023, we made principal payments on our Term Note totaling $2.1 million, and acquired $74,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of June 30, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the six months ended June 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock withheld by the Company for the second quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1-30	2,185	(1)	$19.00	-	-
May 1-31	-		$-	-	-
June 1-30	-		$-	-	-
Total	2,185		$19.00	-

(1)	Shares withheld to cover tax withholding obligations under the net settlement provisions of our restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	inTEST Corporation 2023 Stock Incentive Plan (1)(*)
10.2	Sales Agreement, dated May 11, 2023, by and between inTEST Corporation and Lake Street Capital Markets, LLC (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed by the Company as an appendix to the Company’s Proxy Statement filed April 27, 2023, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 11, 2023, File No. 001-36117, filed May 11, 2023, and incorporated herein by reference.
*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	August 10, 2023	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2023	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)