Form 10-Q
period 2023-09-30
INTEST CORP
filed 2023-11-09
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on October 31, 2023:   12,161,312

inTEST CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,685	$13,434
Restricted cash	-	1,142
Trade accounts receivable, net of allowance for credit losses of $499 and $496, respectively	20,710	21,215
Inventories	22,156	22,565
Prepaid expenses and other current assets	1,672	1,695
Total current assets	86,223	60,051
Property and equipment:
Machinery and equipment	6,829	6,625
Leasehold improvements	3,581	3,242
Gross property and equipment	10,410	9,867
Less: accumulated depreciation	(7,267)	(6,735)
Net property and equipment	3,143	3,132
Right-of-use assets, net	4,755	5,770
Goodwill	21,578	21,605
Intangible assets, net	16,959	18,559
Deferred tax assets	1,381	280
Restricted certificates of deposit	100	100
Other assets	444	569
Total assets	$134,583	$110,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,730	1,645
Accounts payable	7,296	7,394
Accrued wages and benefits	4,030	3,907
Accrued professional fees	1,188	884
Customer deposits and deferred revenue	3,709	4,498
Accrued sales commissions	1,248	1,468
Domestic and foreign income taxes payable	1,245	1,409
Other current liabilities	1,557	1,564
Total current liabilities	26,103	26,869
Operating lease liabilities, net of current portion	3,501	4,705
Term Note, net of current portion	8,967	12,042
Contingent consideration	1,002	1,039
Other liabilities	397	455
Total liabilities	39,970	45,110
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,237,070 and 11,063,271 shares issued, respectively	122	111
Additional paid-in capital	53,960	31,987
Retained earnings	41,430	32,854
Accumulated other comprehensive earnings	2	218
Treasury stock, at cost; 75,758 and 34,308 shares, respectively	(901)	(214)
Total stockholders' equity	94,613	64,956
Total liabilities and stockholders' equity	$134,583	$110,066

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$32,663	$30,771	$97,140	$84,423
Cost of revenue	17,329	16,873	51,724	45,964
Gross profit	15,334	13,898	45,416	38,459

Operating expenses:
Selling expense	4,367	4,009	13,483	11,498
Engineering and product development expense	1,802	1,866	5,689	5,649
General and administrative expense	5,882	4,864	16,099	14,623
Total operating expenses	12,051	10,739	35,271	31,770

Operating income	3,283	3,159	10,145	6,689
Interest expense	(168)	(179)	(526)	(457)
Other income	423	59	678	32

Earnings before income tax expense	3,538	3,039	10,297	6,264
Income tax expense	572	515	1,721	1,047

Net earnings	$2,966	$2,524	$8,576	$5,217

Earnings per common share - basic	$0.25	$0.24	$0.76	$0.49

Weighted average common shares outstanding - basic	11,886,005	10,695,867	11,294,306	10,655,469

Earnings per common share - diluted	$0.24	$0.23	$0.74	$0.48

Weighted average common shares and common share equivalents outstanding - diluted	12,212,317	10,864,540	11,665,850	10,840,644

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net earnings	$2,966	$2,524	$8,576	$5,217

Unrealized gain (loss) on interest rate swap agreement	(44)	169	(115)	578
Foreign currency translation adjustments	(424)	(935)	(101)	(1,774)

Comprehensive earnings	$2,498	$1,758	$8,360	$4,021

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeitures of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)

Balance, March 31, 2023	11,168,080	112	32,673	35,671	289	(247)	68,498

Net earnings	-	-	-	2,793	-	-	2,793
Other comprehensive earnings	-	-	-	-	181	-	181
Amortization of deferred compensation related to stock-based awards	-	-	605	-	-	-	605
Issuance of unvested shares of restricted stock	6,873	-	-	-	-	-	-
Stock options exercised	86,600	1	734	-	-	-	735
Shares issued under Employee Stock Purchase Plan	1,870	-	49	-	-	-	49
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Shares issued pursuant to At-the-Market Offering	921,797	9	19,235	-	-	-	19,244

Balance, June 30, 2023	12,185,220	122	53,296	38,464	470	(288)	92,064

Net earnings	-	-	-	2,966	-	-	2,966
Other comprehensive loss	-	-	-	-	(468)	-	(468)
Amortization of deferred compensation related to stock-based awards	-	-	544	-	-	-	544
Issuance of additional shares of restricted stock related to performance-based awards which vested in the period	40,557	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(4,220)	-	-	-	-	-	-
Stock options exercised	12,750	-	78	-	-	-	78
Shares issued under Employee Stock Purchase Plan	2,763	-	42	-	-	-	42
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(613)	(613)

Balance, September 30, 2023	12,237,070	$122	$53,960	$41,430	$2	$(901)	$94,613

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2022
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings (loss)	Stock	Equity
Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	577	-	-	577
Other comprehensive earnings	-	-	-	-	173	-	173
Amortization of deferred compensation related to stock-based awards	-	-	372	-	-	-	372
Issuance of unvested shares of restricted stock	79,489	1	(1)	-	-	-	-
Shares issued under Employee Stock Purchase Plan	5,245	-	56	-	-	-	56

Balance, March 31, 2022	10,995,194	110	30,358	24,970	767	(204)	56,001

Net earnings	-	-	-	2,116	-	-	2,116
Other comprehensive loss	-	-	-	-	(603)	-	(603)
Amortization of deferred compensation related to stock-based awards	-	-	551	-	-	-	551
Issuance of unvested shares of restricted stock	44,044	-	-	-	-	-	-
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(10)	(10)
Shares issued under Employee Stock Purchase Plan	9,470	-	65	-	-	-	65

Balance, June 30, 2022	11,048,708	110	30,974	27,086	164	(214)	58,120

Net earnings	-	-	-	2,524	-	-	2,524
Other comprehensive loss	-	-	-	-	(766)	-	(766)
Amortization of deferred compensation related to stock-based awards	-	-	450	-	-	-	450
Forfeiture of unvested shares of restricted stock	(5,944)	-	-	-	-	-	-
Stock options exercised	8,060	-	38	-	-		38
Shares issued under Employee Stock Purchase Plan	7,034	1	54	-	-	-	55

Balance, September 30, 2022	11,057,858	$111	$31,516	$29,610	$(602)	$(214)	$60,421

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,576	$5,217
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,515	3,674
Provision for excess and obsolete inventory	385	307
Foreign exchange loss	17	107
Amortization of deferred compensation related to stock-based awards	1,623	1,373
Discount on shares sold under Employee Stock Purchase Plan	21	28
Loss on disposal of property and equipment	164	45
Deferred income tax benefit	(1,101)	(1,162)
Adjustment to contingent consideration liability	(358)	-
Changes in assets and liabilities:
Trade accounts receivable	480	(4,900)
Inventories	(9)	(8,549)
Prepaid expenses and other current assets	21	(907)
Other assets	9	(1)
Operating lease liabilities	(1,275)	(1,064)
Accounts payable	(100)	3,947
Accrued wages and benefits	125	(527)
Accrued professional fees	305	(153)
Customer deposits and deferred revenue	(794)	(827)
Accrued sales commissions	(220)	310
Domestic and foreign income taxes payable	(166)	(672)
Other current liabilities	320	35
Other liabilities	(17)	61
Net cash provided by (used in) operating activities	11,521	(3,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of final working capital adjustment related to Acculogic	-	371
Purchase of property and equipment	(983)	(1,043)
Purchase of short-term investments	-	(3,494)
Net cash used in investing activities	(983)	(4,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	19,244	-
Repayments of Term Note	(3,075)	(2,933)
Proceeds from shares sold under Employee Stock Purchase Plan	118	148
Proceeds from stock options exercised	978	38
Settlement of employee tax liabilities in connection with treasury stock transaction	(687)	(10)
Net cash provided by (used in) financing activities	16,578	(2,757)

Effects of exchange rates on cash	(7)	(576)

Net cash provided by (used in) all activities	27,109	(11,157)
Cash and cash equivalents at beginning of period	14,576	21,195
Cash and cash equivalents at end of period	$41,685	$10,038

Cash payments for:
Domestic and foreign income taxes	$2,988	$2,926

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed on March 22, 2023 with the Securities and Exchange Commission.

Reclassification

Certain prior period amounts have been reclassified to be comparable with the current period's presentation.

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the nine months ended September 30, 2023.

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

Restricted cash at December 31, 2022 represented amounts deposited at our bank in the Netherlands to support a bank guarantee which one of the customers of our Process Technologies segment required as a condition of paying a deposit on a large order they placed with us in 2022. The related order was Euro denominated. The amount of the deposit and related guarantee declined as shipments were made against the order. At September 30, 2023 this deposit had been fully utilized and the bank guarantee had therefore lapsed. At December 31, 2022, the amount of the deposit, and, accordingly, the guarantee, was EUR 1,067, or $1,142.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$41,685	$13,434
Restricted cash	-	1,142

Total cash, cash equivalents and restricted cash	$41,685	$14,576

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

For the nine months ended September 30, 2023, there were no significant changes in the amount of the allowance for credit losses. During the nine months ended September 30, 2023, we recorded a bad debt recovery of $79. This amount had been fully written off prior to our acquisition of Acculogic and was no longer in our accounts receivable balance. There was no bad debt expense or recovery recorded during the nine months ended September 30, 2022.

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

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 3 and 9. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive earnings (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. The final payment of $87 was received during the three months ended March 31, 2022. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At September 30, 2023, $193 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheet and totaled $259 at September 30, 2023. At September 30, 2023, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding - basic	11,886,005	10,695,867	11,294,306	10,655,469
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	326,312	168,673	371,544	185,175
Weighted average common shares and common share equivalents outstanding - diluted	12,212,317	10,864,540	11,665,850	10,840,644

Average number of potentially dilutive securities excluded from calculation because their effect was anti-dilutive during the period	107,666	518,145	119,585	491,014

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 9 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K. As of September 30, 2023, this liability was classified as long-term. As of December 31, 2022, $324 of this liability was classified as current and was included in Other Current Liabilities on our balance sheet. During the quarter ended September 30, 2023, the total amount of this liability was adjusted down by $358 as a result of a reduction in our forecast for sales to EV and battery customers in the five-year period following the acquisition. The decrease in the amount of the liability during the third quarter of 2023 was included in General and Administrative Expenses on our statement of operations.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2023
Contingent consideration liability – Acculogic	$(1,002)	$-	$-	$(1,002)
Interest rate swap	$413	$-	$413	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the nine months ended September 30, 2023 were as follows:

Nine Months Ended September 30, 2023
Balance at beginning of period	$1,363
Impact of foreign currency translation adjustments	(3)
Adjustment to contingent consideration liability as a result of reduction in expected payout	(358)

Balance at end of period	$1,002

(4)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the nine months ended September 30, 2023 are as follows:

Balance - January 1, 2023	$21,605
Impact of foreign currency translation adjustments	(27)
Balance - September 30, 2023	$21,578

Goodwill was comprised of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Electronic Test	$3,364	$3,369
Environmental Technologies	1,817	1,817
Process Technologies	16,397	16,419

Total goodwill	$21,578	$21,605

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the nine months ended September 30, 2023 are as follows:

Balance - January 1, 2023	$8,369
Impact of foreign currency translation adjustments	(5)
Balance – September 30, 2023	$8,364

Changes in the amount of the carrying value of finite-lived intangible assets for the nine months ended September 30, 2023 are as follows:

Balance - January 1, 2023	$10,190
Impact of foreign currency translation adjustments	(13)
Amortization	(1,582)
Balance - September 30, 2023	$8,595

Intangible assets were allocated to our reporting segments at September 30, 2023 and December 31, 2022 as follows:

	September 30,	December 31,
	2023	2022
Electronic Test	$3,761	$4,139
Environmental Technologies	804	832
Process Technologies	12,394	13,588

Total intangible assets	$16,959	$18,559

The following tables provide further detail about our intangible assets as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,296	$9,251	$7,045
Technology	2,848	1,298	1,550
Patents	590	590	-
Backlog	490	490	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,634	12,039	8,595
Indefinite-lived intangible assets:
Trademarks	8,364	-	8,364
Total intangible assets	$28,998	$12,039	$16,959

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,313	$7,990	$8,323
Technology	2,855	988	1,867
Patents	590	590	-
Backlog	492	492	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,660	10,470	10,190
Indefinite-lived intangible assets:
Trademarks	8,369	-	8,369
Total intangible assets	$29,029	$10,470	$18,559

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2023 (remainder)	$511
2024	$1,965
2025	$1,757
2026	$1,148
2027	$654

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by customer and product type for the three and nine months ended September 30, 2022 has been reclassified to be consistent with how the information for the current period is presented. See also Note 13 for information about revenue by operating segment and geographic region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by customer type:
End user	$21,139	$21,548	$64,720	$60,785
OEM/Integrator	11,524	9,223	32,420	23,638
	$32,663	$30,771	$97,140	$84,423

Revenue by product type:
Thermal test	$4,742	$5,836	$16,734	$16,844
Thermal process	12,809	11,026	34,503	27,990
Semiconductor test	8,573	7,770	25,432	20,409
Video imaging	2,376	2,447	7,458	6,692
Flying probe and in-circuit testers	2,012	1,605	4,588	5,359
Service/other	2,151	2,087	8,425	7,129
	$32,663	$30,771	$97,140	$84,423

Revenue by market:
Semiconductor	$19,767	$19,170	$56,283	$48,969
Industrial	2,456	2,130	8,399	7,859
Automotive (including Electric Vehicles)	1,789	1,621	5,928	7,971
Life Sciences	1,540	1,715	4,188	3,583
Defense/aerospace	3,392	1,914	10,121	4,830
Security	1,102	871	3,004	2,239
Other	2,617	3,350	9,217	8,972
	$32,663	$30,771	$97,140	$84,423

(6)	MAJOR CUSTOMERS

During the nine months ended September 30, 2023, one customer accounted for 15% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. No other customers accounted for 10% or more of our consolidated revenue during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, no customer accounted for 10% or more of our consolidated revenue.

(7)	INVENTORIES

Inventories held at September 30, 2023 and December 31, 2022 were comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials	$16,987	$16,888
Work in process	1,985	2,432
Inventory consigned to others	70	59
Finished goods	3,114	3,186
Total inventories	$22,156	$22,565

Total charges incurred for excess and obsolete inventory for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Excess and obsolete inventory charges	$119	$77	$385	$307

(8)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$396	$330	$1,199	$973
Short-term lease cost	$3	$7	$10	$51

The following is additional information about our leases as of September 30, 2023:

Range of remaining lease terms (in years)	0.5	to	7.6
Weighted average remaining lease term (in years)		4.5
Weighted average discount rate		4.4%

Maturities of lease liabilities as of September 30, 2023 were as follows:

2023 (remainder)	$484
2024	1,898
2025	1,003
2026	704
2027	701
Thereafter	944
Total lease payments	$5,734
Less imputed interest	(503)
Total	$5,231

Cash Flow Information

Total amortization of ROU assets was $390 and $1,172 for the three months and nine months ended September 30, 2023, respectively, and $334 and $972 for the three months and nine months ended September 30, 2022, respectively.

During the nine months ended September 30, 2023, we entered into a 25-month lease for a facility for our Environmental Technologies segment’s operation in Germany. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $90. During this same period, we entered into two auto leases, one with a 36-month term and one with a 48-month term, for employees of our Process Technologies segment both of whom are based in Europe. At the effective date of these leases, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $71.

(9)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at September 30, 2023 and December 31, 2022 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	September 30, 2023	Dec. 31, 2022
Mt. Laurel, NJ	3/29/2010	4/30/2024	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at September 30, 2023 to $30,000. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At September 30, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the secured overnight financing rate for U.S. government securities (“SOFR”) or a bank-defined base rate plus an applicable margin, depending on leverage. Each draw under the Term Note will have an option for us of either (i) up to a five-year amortizing term loan with a balloon due at maturity, or (ii) up to a five-year term with up to seven years amortization with a balloon due at maturity. Any amortization greater than five years will be subject to an excess cash flow recapture. The Amended Loan Agreement also allows us to enter into hedging contracts with M&T, including interest rate swap agreements, interest rate cap agreements, interest rate collar agreements, or any other agreements or that are designed to protect us against fluctuations in interest rates or currency exchange rates.

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

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed above. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2023, it was approximately 7.4% based on current leverage. Effective November 1, 2023, this rate remained the same.

The following table sets forth the maturities of long-term debt for each of the next five years:

2023 (remainder)	$1,025
2024	4,100
2025	4,100
2026	3,842
$13,067

(10)	STOCK-BASED COMPENSATION PLAN

As of September 30, 2023, we had unvested restricted stock awards and stock options granted under stock-based compensation plans that are described more fully in Note 15 to the consolidated financial statements in our 2022 Form 10-K. In addition, on June 21, 2023, our stockholders approved the inTEST Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaces the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. As of September 30, 2023, total compensation expense to be recognized in future periods is $3,450. The weighted average period over which this expense is expected to be recognized is 2.2 years.

The following table summarizes the compensation expense we recorded during the three and nine months ended September 30, 2023 and 2022 related to unvested shares of restricted stock and stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$28	$18	$76	$44
Selling expense	9	9	30	23
Engineering and product development expense	(1)	6	18	43
General and administrative expense	508	417	1,499	1,263
	$544	$450	$1,623	$1,373

There was no compensation expense capitalized in the three and nine months ended September 30, 2023 or 2022.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during the nine months ended September 30, 2023 and 2022 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.93%	2.05%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.55
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during the nine months ended September 30, 2023 and 2022 was $9.43 and $4.53, respectively.

The following table summarizes the activity related to stock options for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2023 (167,886 exercisable)	580,419	8.91
Granted	93,860	16.25
Exercised	(124,550)	7.85
Canceled	(43,426)	9.82
Options outstanding, September 30, 2023 (173,032 exercisable)	506,303	10.45

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level. The awards granted prior to January 1, 2023 are discussed in more detail in Note 15 to the consolidated financial statement in our 2022 Form 10-K. There have been no significant changes to our assumptions related to the expected vesting percentages for any of these performance-based awards as of September 30, 2023.

On March 8, 2023, our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and certain other members of our senior management received restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. As of September 30, 2023, we have estimated that these shares will vest at 100% of the original amount. On May 8, 2023 the newly appointed president of our Environmental Technologies segment received restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods as determined by the Compensation Committee of our Board of Directors in consultation with our CEO and CFO. As of September 30, 2023, we have estimated that these shares will vest at 100% of the original amount.

During the third quarter of 2023, our CEO and CFO vested in restricted stock awards where the final vesting percentage was based on the achievement of specified performance metrics related to our consolidated results for the three-year period ended June 30, 2023. During the quarter ended June 30, 2022, we had adjusted our assessment of the probable final vesting percentage for these shares from 100% to 150% and the expense being recorded related to these shares was adjusted accordingly as of that date. On August 24, 2023, these shares vested at the 150% level, as expected, and, as a result, 40,557 additional shares of common stock were issued. At the original grant dates of these awards, shares totaling 100% of the respective awards were issued. These additional shares issued on August 24, 2023 represented the additional 50% that vested.

The following table summarizes the activity related to unvested restricted stock awards for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2023	288,450	7.80
Granted	97,461	16.43
Vested	(169,636)	7.79
Forfeited	(17,491)	10.08
Unvested shares outstanding, September 30, 2023	198,784	11.72

The total fair value of the restricted stock awards that vested during the nine months ended September 30, 2023 and 2022 was $1,688 and $550, respectively, as of the vesting dates of these awards.

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

During the nine months ended September 30, 2023, employees purchased 6,925 shares of our common stock through the ESPP at a cost of $118. The closing market price of our common stock on the dates of purchase were $20.74, $26.26 and $15.17, respectively. The prices paid by employees were $17.63, $22.32 and $12.89, respectively, which represented a 15% discount. The total amount of the discount of $21 was recorded as compensation expense in our consolidated statements of operations. During the nine months ended September 30, 2022, employees purchased 21,749 shares of our stock through the ESPP at a cost of $148. The closing market price on the dates of purchase were $10.73, $6.82 and $7.63, respectively. The prices paid by employees were $9.12, $5.80 and $6.49, respectively, which represented a 15% discount. The total amount of the discount of $28 was recorded as compensation expense in our consolidated statements of operations.

From the effective date of the ESPP through September 30, 2023, a total of 38,077 shares of our common stock have been purchased by employees through the ESPP at a cost of $358. We have recorded a total of $63 of compensation expense in our consolidated statements of operations related to these shares.

(12)	EMPLOYEE BENEFIT PLANS

We have defined contribution 401(k) plans for our employees who work in the U.S. These plans include the inTEST Corporation Incentive Savings Plan (the “inTEST Plan”) and the Ambrell Corporation Savings & Profit Sharing Plan (the "Ambrell Plan"). During the quarter ended September 30, 2023, the Ambrell Plan, which is discussed further below, was merged into the inTEST Plan.

As of September 30, 2023, all permanent employees of Acculogic Ltd, Ambrell, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary.

Prior to the merger with the inTEST Plan, all permanent employees of Ambrell were immediately eligible to participate in the Ambrell Plan upon employment and were eligible for employer matching contributions after completing six months of service, as defined in the Ambrell Plan. The Ambrell Plan allowed eligible employees to make voluntary contributions up to 100% of compensation, up to the federal government contribution limits. We made a matching contribution of 50% of each employee's contributions up to a maximum of 10% of the employee's deferral with a maximum limit of $5.

For the three and nine months ended September 30, 2023, we recorded expense of $100 and $671, respectively, for matching contributions to both plans. For the three and nine months ended September 30, 2022 we recorded expense of $83 and $433, respectively, for matching contributions to the inTEST Plan, and $46 and $232, respectively, for matching contributions to the Ambrell Plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Electronic Test	$11,547	$10,408	$32,911	$28,983
Environmental Technologies	7,000	7,631	23,178	22,131
Process Technologies	14,116	12,732	41,051	33,309
Total revenue	$32,663	$30,771	$97,140	$84,423

Income from divisional operations:
Electronic Test	$3,268	$2,406	$8,487	$6,486
Environmental Technologies	523	1,021	2,479	2,893
Process Technologies	2,909	2,465	8,177	5,764
Total income from divisional operations	6,700	5,892	19,143	15,143
Corporate expenses	(2,902)	(2,138)	(7,416)	(6,312)
Acquired intangible amortization	(515)	(595)	(1,582)	(2,142)
Interest expense	(168)	(179)	(526)	(457)
Other income (expense)	423	59	678	32
Earnings before income tax expense	$3,538	$3,039	$10,297	$6,264

	September 30,	December 31,
	2023	2022
Identifiable assets:
Electronic Test	$32,406	$31,143
Environmental Technologies	17,349	18,040
Process Technologies	56,685	56,866
Corporate	28,143	4,017
	$134,583	$110,066

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
U.S.	$10,670	$12,619	$31,672	$35,921
Foreign	21,993	18,152	65,468	48,502
	$32,663	$30,771	$97,140	$84,423

	September 30,	December 31,
	2023	2022
Property and equipment:
U.S.	$2,529	$2,658
Foreign	614	474
	$3,143	$3,132

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Report”), including this management’s discussion and analysis (“MD&A”), contains statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “strategy,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the life sciences, security, industrial and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor and automated test equipment (“ATE”) markets, collectively the “semi market”;
●	indications of a change in the market cycles in the semi market, or other markets we serve;
●	developments and trends in the semi market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of current global supply chain constraints or other interruptions in our supply chain caused by external factors, including the conflicts in Ukraine and Israel;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs;
●	general economic conditions both domestically and globally, and
●

other risk factors included in Part II, Item 1A – “Risk Factors” in this Report and in Part I, Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	9/30/2023		9/30/2022		$	%	6/30/2023		$	%
Revenue
Semi	$19,767	60.5%	$19,170	62.3%	$597	3.1%	$18,833	57.8%	$934	5.0%
Industrial	2,456	7.5%	2,130	6.9%	326	15.3%	2,806	8.6%	(350)	-12.5%
Auto/EV	1,789	5.5%	1,621	5.3%	168	10.4%	1,542	4.7%	247	16.0%
Life Sciences	1,540	4.7%	1,715	5.6%	(175)	-10.2%	1,135	3.5%	405	35.7%
Defense/Aero	3,392	10.4%	1,914	6.2%	1,478	77.2%	3,890	11.9%	(498)	-12.8%
Security	1,102	3.4%	871	2.8%	231	26.5%	936	2.9%	166	17.7%
Other	2,617	8.0%	3,350	10.9%	(733)	-21.9%	3,416	10.6%	(799)	-23.4%
	$32,663	100.0%	$30,771	100.0%	$1,892	6.1%	$32,558	100.0%	$105	0.3%

	Nine Months Ended
					Change
	9/30/2023		9/30/2022		$	%
Revenue
Semi	$56,283	57.9%	$48,969	58.0%	$7,314	14.9%
Industrial	8,399	8.6%	7,859	9.3%	540	6.9%
Auto/EV	5,928	6.1%	7,971	9.5%	(2,043)	-25.6%
Life Sciences	4,188	4.3%	3,583	4.2%	605	16.9%
Defense/Aero	10,121	10.4%	4,830	5.7%	5,291	109.5%
Security	3,004	3.2%	2,239	2.7%	765	34.2%
Other	9,217	9.6%	8,972	10.6%	245	2.7%
	$97,140	100.0%	$84,423	100.0%	$12,717	15.1%

Total consolidated revenue for the three months ended September 30, 2023 was $32.7 million compared to $30.8 million for the same period in 2022 and $32.6 million for the three months ended June 30, 2023. The increase in revenue for the third quarter of 2023 as compared to the same period in 2022 reflects higher demand from most of our markets. In particular, we had increased shipments of our thermal solutions and our Acculogic products to the defense/aerospace market.

Orders and Backlog

We use orders and backlog as key performance metrics to analyze and measure our financial performance and results of operations. We define orders as purchase orders that we have accepted from our customers. Orders are recorded based on the date received and accepted by us. We believe tracking orders is useful in planning for future production needs and staffing levels and we use information about the level of our orders to make decisions about resource allocation, including appropriate levels of inventory purchases and the balance of inventory we carry at any given time. Another important operational measure used is backlog. Backlog is a common measurement used in industries with extended lead times for order fulfillment, like those in which we operate. Backlog at any given date represents the amount of net revenue that we expect to realize for unfilled orders received as of that date. We believe backlog is useful and use this information for similar reasons to those detailed above for orders. The majority of our backlog at any given time is expected to be fulfilled within the next twelve months. Depending on the terms of the purchase orders we have accepted, customers may have the ability to cancel an order or accelerate or postpone currently scheduled delivery dates. In some cases, we may have the ability to charge a cancellation fee if a purchase order we have accepted is later cancelled by a customer. Given that both orders and backlog are operational measures and our methodology for calculating orders and backlog do not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required or provided.

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Three Months Ended
					Change				Change
	9/30/2023		9/30/2022		$	%	6/30/2023		$	%
Orders
Semi	$12,935	48.2%	$19,181	58.7%	$(6,246)	-32.6%	$14,721	46.9%	$(1,786)	-12.1%
Industrial	1,637	6.1%	2,309	7.1%	(672)	-29.1%	5,756	18.3%	(4,119)	-71.6%
Auto/EV	3,051	11.3%	2,870	8.8%	181	6.3%	3,276	10.4%	(225)	-6.9%
Life Sciences	931	3.5%	927	2.8%	4	0.4%	609	1.9%	322	52.9%
Defense/Aero	3,032	11.3%	3,149	9.6%	(117)	-3.7%	3,216	10.2%	(184)	-5.7%
Security	2,212	8.2%	1,072	3.3%	1,140	106.3%	456	1.5%	1,756	385.1%
Other	3,056	11.4%	3,172	9.7%	(116)	-3.7%	3,397	10.8%	(341)	-10.0%
	$26,854	100.0%	$32,680	100.0%	$(5,826)	-17.8%	$31,431	100.0%	$(4,577)	-14.6%

	Nine Months Ended
					Change
	9/30/2023		9/30/2022		$	%
Orders
Semi	$46,002	51.6%	$58,295	59.4%	$(12,293)	-21.1%
Industrial	11,535	12.9%	7,897	8.0%	3,638	46.1%
Auto/EV	8,371	9.4%	8,239	8.4%	132	1.6%
Life Sciences	3,476	3.9%	3,678	3.8%	(202)	-5.5%
Defense/Aero	8,225	9.2%	6,897	7.0%	1,328	19.3%
Security	2,880	3.2%	2,214	2.3%	666	30.1%
Other	8,620	9.8%	11,041	11.2%	(2,421)	-21.9%
	$89,109	100.0%	$98,261	100.0%	$(9,152)	-9.3%

Total consolidated orders for the three months ended September 30, 2023 were $26.9 million compared to $32.7 million for the same period in 2022 and $31.4 million for the three months ended June 30, 2023. Orders received in the third quarter of 2023 declined $5.8 million, or 18%, compared with the same period in 2022 and $4.6 million, or 15%, compared with the second quarter of 2023. Increased demand from the security, automotive/EV and life sciences markets helped to partially offset lower demand from the semi, industrial, defense/aerospace and other markets. In particular, we saw declines from both our front-end and back-end semi customers which we attribute to shifts in the production cycle in front-end semi and slowing in back-end test as customers continue to deploy units they have taken delivery of over the last few quarters. Demand in the semi market has historically experienced significant fluctuations in demand, as discussed previously in the Overview. In addition, the timing of the receipt of customer orders is unpredictable and typically more variable than the associated delivery schedules. In particular, in certain of our markets including the front-end of the semi market, the auto/EV market and the life sciences market for our image capture technology, our customers tend to place large orders with delivery schedules that extend over several quarters which results in the variability of quarterly order rates that is reflected in the total orders for the periods presented. In addition, during 2022 when supply chain constraints were prevalent across most industries, we saw a tendency for our customers to place orders earlier than they had historically done in the past.

At September 30, 2023, our backlog of unfilled orders for all products was approximately $38.8 million compared with approximately $47.9 million at September 30, 2022 and $44.6 million at June 30, 2023. Our backlog includes customer orders that we have accepted, approximately 60% of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Israel-Hamas War, War in Ukraine and Global Supply Chain Constraints

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict is ongoing, and it is unclear when it might end. Ambrell has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflict with Hamas began. With the shipment we received in mid-October, we currently estimate that we have enough supply to last through the fourth quarter. Our supplier has indicated that they have large stock available outside of the region and have more than one facility in Israel as well, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic as described below. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. We estimate that we currently have a six-to-nine-month supply of these parts that we are maintaining. We are currently in the process of qualifying an alternate supplier for these parts. We received prototype sample parts from the alternate supplier which we are now evaluating. We expect to complete this evaluation by the end of 2023.

In addition, while the supply chain and logistics challenges that we encountered throughout 2022 have eased and conditions appear to have stabilized, uncertainty in the global trade environment and the possibility of future global health or other crises remain. As a result, we expect that we may continue to experience increased prices, lack of availability and logistics delays from time to time for the foreseeable future. The actions we have taken and are continuing to take to mitigate these risks include qualifying new vendors as alternate sources in our supply chain, increasing our inventory of raw materials and ordering further in advance of when we expect to need materials than has been our practice in the past. We have also increased the prices that we charge our customers, where appropriate, and continue to work with our customers to find alternate options for the shipment of products where they control aspects of the logistics process. However, the environment in which we operate is dynamic and shifts rapidly at times, and the success of our efforts to mitigate and address the impacts on our business may not be successful. As a result, we could see increases in our costs or reduced revenues which would impact the level of our earnings in future periods.

Please refer to Part II, Item 1A in this Report and Part I, Item 1A of our 2022 Form 10-K for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. Revenue was $32.7 million for the three months ended September 30, 2023 compared to $30.8 million for the same period in 2022, an increase of $1.9 million, or 6%. We believe the increase in our revenue during the third quarter of 2023 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 47% of revenue for the three months ended September 30, 2023 compared to 45% for the same period in 2022. The improvement in gross margin was primarily the result of a decline in the average cost of component materials used in our products in 2023 as compared to 2022. This decline was a result of changes in product mix.

Selling Expense. Selling expense was $4.4 million for the three months ended September 30, 2023 compared to $4.0 million for the same period in 2022, an increase of $358,000, or 9%. The increase reflects higher commissions as a result of changes in product mix and sales channels. We also incurred higher freight charges, advertising costs and increased salary and benefits costs as we continue to invest to grow our business.

Engineering and Product Development Expense. Engineering and product development expense was $1.8 million for the three months ended September 30, 2023 compared to $1.9 million for the same period in 2022, a decrease of $64,000, or 3%, primarily reflecting lower salary and benefits expense as we had open positions in the third quarter of 2023 that we are in the process of re-hiring. These positions were filled in the comparable prior period.

General and Administrative Expense. General and administrative expense was $5.9 million for the three months ended September 30, 2023 compared to $4.9 million for the same period in 2022, an increase of $1.0 million, or 21%. This increase includes the impact of $819,000 of costs for  corporate development activities during the third quarter of 2023, primarily related to an acquisition opportunity which we are no longer pursuing. There were no similar costs during the third quarter of 2022. This increase was partially offset by the recording of a reduction in the expected final payout amount for the contingent consideration related to our acquisition of Acculogic, which is discussed more fully in the notes to our consolidated financial statements.

Other Income. For the three months ended September 30, 2023, we recorded other income of $423,000 compared to $59,000 for the same period in 2022, an increase of $364,000. The increase in other income was primarily the result of increased interest earned on our cash balances. This reflects both higher average cash balances as well as higher rates of return being earned.

Income Tax Expense. For the three months ended September 30, 2023, we recorded income tax expense of $572,000 compared to income tax expense of $515,000 for the same period in 2022. Our effective tax rate was 16% for the three months ended September 30, 2023 compared to 17% for the same period in 2022. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. Revenue was $97.1 million for the nine months ended September 30, 2023 compared to $84.4 million for the same period in 2022, an increase of $12.7 million, or 15%. We believe the increase in our revenue during the first nine months of 2023 primarily reflects higher demand from the semi market. There was also strong demand for our thermal test solutions for the defense/aerospace markets.

Gross Margin. Our consolidated gross margin was 47% of revenue for the nine months ended September 30, 2023 as compared to 46% of revenue for the same period in 2022. The improvement in our gross margin primarily reflects a decrease in our component material costs as a percentage of revenue, reflecting changes in product mix, and a decline in our fixed manufacturing costs as a percent of revenue. Even though our fixed manufacturing costs increased in absolute dollar terms, they were more fully absorbed by the higher revenue levels. The increase in our fixed manufacturing costs in absolute dollar terms reflects increased salary and benefits expense as a result of headcount additions and annual merit adjustments. To a lesser extent we also had increased depreciation and facility costs reflecting additions to our capitalized asset base and new facilities.

Selling Expense. Selling expense was $13.5 million for the nine months ended September 30, 2023 compared to $11.5 million for the same period in 2022, an increase of $2.0 million, or 17%. The increase primarily reflects higher commissions on the higher revenue level. We also had an increase in salary and benefits expense, reflecting annual merit adjustments and additional headcount investments, and higher levels of travel and advertising costs as we are increasing the number of customer visits and trade show attendance as we work to continue to grow our business.

Engineering and Product Development Expense. Engineering and product development expense was $5.7 million for the nine months ended September 30, 2023 compared to $5.6 million for the same period in 2022, an increase of $40,000 or 1%, primarily reflecting an increase in materials used in product development projects and fees paid to third parties to assist in our development efforts. These increases were offset somewhat by a decrease in salary and benefits expense as we have open positions in the first nine months of 2023 that we are in the process of re-hiring. These positions were filled in the comparable prior period.

General and Administrative Expense. General and administrative expense was $16.1 million for the nine months ended September 30, 2023 compared to $14.6 million for the same period in 2022, an increase of $1.5 million, or 10%. The increase primarily reflects higher levels of salary and benefits expense, bonus accruals and stock-based compensation expense. The increases reflect, in part, annual merit adjustments as well as increased accruals for profit-based bonuses. We also recorded higher costs related to our corporate development efforts and an increase in audit fees in the first nine months of 2023 as compared to the same period in 2022. The increase in audit fees is a result of our anticipated transition to accelerated filer status for fiscal 2024. These increases were partially offset by a reduction in amortization expense related to our acquired intangible assets and the aforementioned reduction in the liability for contingent consideration related to the acquisition of Acculogic.

Other Income. For the nine months ended September 30, 2023, we recorded other income of $678,000 compared to $32,000 for the same period in 2022, an increase of $646,000. The increase in other income was primarily the result of increased interest earned on our cash balances. This reflects both higher average cash balances as well as higher rates of return being earned.

Income Tax Expense. For the nine months ended September 30, 2023, we recorded income tax expense of $1.7 million compared to income tax expense of $1.0 million for the same period in 2022. Our effective tax rate was 17% in both periods. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at September 30, 2023 to $30 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At September 30, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At September 30, 2023, we were in compliance with all of the covenants included in the Credit Facility. At September 30, 2023, we were in compliance with debt covenants of the Amended Loan Agreement.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At September 30, 2023, it was approximately 7.4% based on current leverage.

Interest expense for the nine months ended September 30, 2023 and 2022 was $526,000 and $457,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$41,685	$13,434
Working capital	$60,120	$33,182

As of September 30, 2023, $4.4 million, or 11%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed above and in Note 9 to our consolidated financial statements in this Report.

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

Cash Flows

Operating Activities. For the nine months ended September 30, 2023, we recorded net earnings of $8.6 million. Net cash provided by operations during this period was $11.5 million. During the nine months ended September 30, 2023, we had non-cash charges of $3.5 million for depreciation and amortization which included $1.2 million of amortization related to our ROU assets. Our operating lease liabilities declined $1.3 million during this same period. During the nine months ended September 30, 2023, we recorded $1.6 million for amortization of deferred compensation expense related to stock-based awards and a deferred tax benefit of $1.1 million. During the first nine months of 2023, inventories were relatively unchanged. In the first half of 2023, the level of our inventories had increased as we secured inventory to fill the orders in our backlog. However, inventory levels decreased in the third quarter of 2023 as supply chain constraints have eased and we have seen a slowing in order rates, particularly from the semi market. We anticipate the level of our inventories will continue to decline for the balance of 2023. Similar to the trend in our inventory levels, accounts payable are relatively the same at September 30, 2023 as they were at December 31, 2022 after having increased during the first half of the year. This primarily reflects that we have slowed the pace of new purchases from our vendors. Customer deposits and deferred revenue declined $794,000 during the first nine months of 2023 as we have now delivered all or substantially all of the large orders received in late 2022 where we collected sizable deposits from our customers as we needed to secure inventory in advance of the delivery schedule. We have not had as many large single orders placed in the first nine months of 2023 where similar deposits were collected.

Investing Activities. During the nine months ended September 30, 2023, purchases of property and equipment were $983,000, primarily reflecting leasehold improvements to our new facility for our Acculogic operation in Canada and test equipment for our Electronic Test segment. These improvements were funded using our working capital. We have no significant commitments for capital expenditures for the balance of 2023; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our revolving credit facility.

Financing Activities. During the nine months ended September 30, 2023, we had net proceeds of $19.2 million from the sale of 921,797 shares of our common stock, as previously discussed. During this same period, we also received $979,000 as a result of the exercise of options to purchase our stock by employees and $118,000 as a result of purchases of our stock that were made by our employees under the inTEST Corporation Employee Stock Purchase Plan. During the nine months ended September 30, 2023, we made principal payments on our Term Note totaling $3.1 million, and acquired $687,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

New or Recently Adopted Accounting Standards

See the Notes to our consolidated financial statements in this Report for information concerning the implementation and impact of new or recently adopted accounting standards.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, goodwill, identifiable intangibles, contingent consideration liabilities and deferred income tax valuation allowances. We base our estimates on historical experience and on appropriate and customary assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared. As of September 30, 2023, there have been no significant changes to the accounting estimates that we have deemed critical. Our critical accounting estimates are more fully described in our 2022 Form 10-K.

Off -Balance Sheet Arrangements

There were no off-balance sheet arrangements during the nine months ended September 30, 2023 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Information regarding the primary risks and uncertainties that could materially and adversely affect our future performance or could cause actual results to differ materially from those expressed or implied in our forward-looking statements, appears in Part I, Item 1A - "Risk Factors" of our 2022 Form 10-K filed with the Securities and Exchange Commission on March 22, 2023. There have been no material changes from the risk factors set forth in our 2022 Form 10-K, except for the addition of the following:

We have a sole source supplier of components in Israel and the current Hamas-Israel conflict could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict is ongoing, and it is unclear when it might end. The continuing conflict is likely to cause regional instability and could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Our subsidiary, Ambrell has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous companies, and currently there are not viable alternatives available. There can be no assurance that the situation will not worsen, which could impact our ability to assemble and ship certain of our induction heating products which could have a material impact on our results of operations in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to shares of common stock withheld by the Company for net settlement of restricted stock awards for the third quarter of 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-31	-		$-	-	-
August 1-31	37,244	(1)	$16.44	-	-
September 1-30	-		$-	-	-
Total	37,244		$16.44	-

(1)	Shares withheld to cover tax withholding obligations under the net settlement provisions of our restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

inTEST Corporation

Date:	November 9, 2023	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2023	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)