Form 10-Q/A
period 2023-09-30
INTEST CORP
filed 2024-03-27
CIK 1036262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of the close of business on March 1, 2024:   12,164,698

inTEST CORPORATION

Explanatory Note

inTEST Corporation (the “Company”) is filing this Amendment No.1 on Form 10-Q/A for the quarter ended September 30, 2023 (this “Form 10-Q/A”).

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2023 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2023. The restatement reflects the reversal of revenue related to the sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with the Company and the materials/components are expected to be applied to future product orders for these customers. These transactions were all fully paid for and legal title has transferred to the customer. However, these facts alone are not sufficient for revenue recognition under accounting principles generally accepted in the United States of America ("U.S. GAAP") for such an arrangement. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, "Materiality" and management determined the effects of the restatement to be material. See Note 3 to the unaudited consolidated financial statements included in this Form 10-Q/A for further information regarding the restatement.

The Company is filing this Form 10-Q/A to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item1:	Financial Information
Part I, Item2:	Management's Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item4:	Controls and Procedures
Part II, Item1A.:	Risk Factors
Part II, Item6:	Exhibits

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as otherwise described above and as otherwise set forth in this Form 10-Q/A, this Form 10-Q/A does not amend, modify or update any other information contained in the Original Filing. This Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Filing, except as expressly described herein. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. Among other things, forward-looking statements and risk factor disclosure in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements and risk factors should be read in their historical context.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$41,685	$13,434
Restricted cash	-	1,142
Trade accounts receivable, net of allowance for credit losses of $499 and $496, respectively	20,710	21,215
Inventories	22,156	22,565
Prepaid expenses and other current assets	2,006	1,695
Total current assets	86,557	60,051
Property and equipment:
Machinery and equipment	6,829	6,625
Leasehold improvements	3,581	3,242
Gross property and equipment	10,410	9,867
Less: accumulated depreciation	(7,267)	(6,735)
Net property and equipment	3,143	3,132
Right-of-use assets, net	4,755	5,770
Goodwill	21,578	21,605
Intangible assets, net	16,959	18,559
Deferred tax assets	1,381	280
Restricted certificates of deposit	100	100
Other assets	945	569
Total assets	$135,418	$110,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,730	1,645
Accounts payable	7,296	7,394
Accrued wages and benefits	4,030	3,907
Accrued professional fees	1,188	884
Customer deposits and deferred revenue	4,398	4,498
Accrued sales commissions	1,176	1,468
Domestic and foreign income taxes payable	1,119	1,409
Other current liabilities	1,557	1,564
Total current liabilities	26,594	26,869
Operating lease liabilities, net of current portion	3,501	4,705
Term Note, net of current portion	8,967	12,042
Contingent consideration	1,002	1,039
Deferred revenue, net of current portion	1,033	-
Other liabilities	397	455
Total liabilities	41,494	45,110
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,237,070 and 11,063,271 shares issued, respectively	122	111
Additional paid-in capital	53,960	31,987
Retained earnings	40,741	32,854
Accumulated other comprehensive earnings	2	218
Treasury stock, at cost; 75,758 and 34,308 shares, respectively	(901)	(214)
Total stockholders' equity	93,924	64,956
Total liabilities and stockholders' equity	$135,418	$110,066

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As Restated		As Restated

Revenue	$30,941	$30,771	$95,418	$84,423
Cost of revenue	16,494	16,873	50,889	45,964
Gross profit	14,447	13,898	44,529	38,459

Operating expenses:
Selling expense	4,295	4,009	13,411	11,498
Engineering and product development expense	1,802	1,866	5,689	5,649
General and administrative expense	5,882	4,864	16,099	14,623
Total operating expenses	11,979	10,739	35,199	31,770

Operating income	2,468	3,159	9,330	6,689
Interest expense	(168)	(179)	(526)	(457)
Other income	423	59	678	32

Earnings before income tax expense	2,723	3,039	9,482	6,264
Income tax expense	446	515	1,595	1,047

Net earnings	$2,277	$2,524	$7,887	$5,217

Earnings per common share - basic	$0.19	$0.24	$0.70	$0.49

Weighted average common shares outstanding - basic	11,886,005	10,695,867	11,294,306	10,655,469

Earnings per common share - diluted	$0.19	$0.23	$0.68	$0.48

Weighted average common shares and common share equivalents outstanding - diluted	12,212,317	10,864,540	11,665,850	10,840,644

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As Restated		As Restated

Net earnings	$2,277	$2,524	$7,887	$5,217

Unrealized gain (loss) on interest rate swap agreement	(44)	169	(115)	578
Foreign currency translation adjustments	(424)	(935)	(101)	(1,774)

Comprehensive earnings	$1,809	$1,758	$7,671	$4,021

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

(Unaudited)

	Nine Months Ended September 30, 2023
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity
Balance, January 1, 2023	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	2,817	-	-	2,817
Other comprehensive earnings	-	-	-	-	71	-	71
Amortization of deferred compensation related to stock-based awards	-	-	474	-	-	-	474
Issuance of unvested shares of restricted stock	90,588	1	(1)	-	-	-	-
Forfeitures of unvested shares of restricted stock	(13,271)	-	-	-	-	-	-
Stock options exercised	25,200	-	165	-	-	-	165
Shares issued under Employee Stock Purchase Plan	2,292	-	48	-	-	-	48
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(33)	(33)
Balance, March 31, 2023	11,168,080	112	32,673	35,671	289	(247)	68,498

Net earnings	-	-	-	2,793	-	-	2,793
Other comprehensive earnings	-	-	-	-	181	-	181
Amortization of deferred compensation related to stock-based awards	-	-	605	-	-	-	605
Issuance of unvested shares of restricted stock	6,873	-	-	-	-	-	-
Stock options exercised	86,600	1	734	-	-	-	735
Shares issued under Employee Stock Purchase Plan	1,870	-	49	-	-	-	49
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(41)	(41)
Shares issued pursuant to At-the-Market Offering	921,797	9	19,235	-	-	-	19,244
Balance, June 30, 2023	12,185,220	122	53,296	38,464	470	(288)	92,064

Net earnings	-	-	-	2,277	-	-	2,277
Other comprehensive loss	-	-	-	-	(468)	-	(468)
Amortization of deferred compensation related to stock-based awards	-	-	544	-	-	-	544
Issuance of additional shares of restricted stock related to performance-based awards which vested in the period	40,557	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(4,220)	-	-	-	-	-	-
Stock options exercised	12,750	-	78	-	-	-	78
Shares issued under Employee Stock Purchase Plan	2,763	-	42	-	-	-	42
Shares surrendered by employees to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(613)	(613)
Balance, September 30, 2023, As Restated	12,237,070	$122	$53,960	$40,741	$2	$(901)	$93,924

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

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$7,887	$5,217
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,515	3,674
Provision for excess and obsolete inventory	385	307
Foreign exchange loss	17	107
Amortization of deferred compensation related to stock-based awards	1,623	1,373
Discount on shares sold under Employee Stock Purchase Plan	21	28
Loss on disposal of property and equipment	164	45
Deferred income tax benefit	(1,101)	(1,162)
Adjustment to contingent consideration liability	(358)	-
Changes in assets and liabilities:
Trade accounts receivable	480	(4,900)
Inventories	(9)	(8,549)
Prepaid expenses and other current assets	(313)	(907)
Other assets	(492)	(1)
Operating lease liabilities	(1,275)	(1,064)
Accounts payable	(100)	3,947
Accrued wages and benefits	125	(527)
Accrued professional fees	305	(153)
Customer deposits and deferred revenue	(105)	(827)
Accrued sales commissions	(292)	310
Domestic and foreign income taxes payable	(292)	(672)
Other current liabilities	320	35
Deferred revenue, net of current portion	1,033	-
Other liabilities	(17)	61
Net cash provided by (used in) operating activities	11,521	(3,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of final working capital adjustment related to Acculogic	-	371
Purchase of property and equipment	(983)	(1,043)
Purchase of short-term investments	-	(3,494)
Net cash used in investing activities	(983)	(4,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	19,244	-
Repayments of Term Note	(3,075)	(2,933)
Proceeds from shares sold under Employee Stock Purchase Plan	118	148
Proceeds from stock options exercised	978	38
Settlement of employee tax liabilities in connection with treasury stock transaction	(687)	(10)
Net cash provided by (used in) financing activities	16,578	(2,757)

Effects of exchange rates on cash	(7)	(576)

Net cash provided by (used in) all activities	27,109	(11,157)
Cash, cash equivalents and restricted cash at beginning of period	14,576	21,195
Cash and cash equivalents at end of period	$41,685	$10,038

Cash payments for:
Domestic and foreign income taxes	$2,988	$2,926

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain of our accounts, including contingent consideration, inventories, long-lived assets, goodwill, identifiable intangibles and deferred tax assets and liabilities, including related valuation allowances, are particularly impacted by estimates.

In the opinion of management, the accompanying unaudited, restated consolidated financial statements include all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows for the interim periods presented. Except as disclosed elsewhere in this Form 10-Q/A, all such adjustments are of a normal and recurring nature. Certain footnote information has been condensed or omitted from these consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed on March 22, 2023 with the Securities and Exchange Commission.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our short-term investments are classified as held-to-maturity and carried at amortized cost. Our credit facility and our interest rate swap are discussed further below and in Note 10. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC Topic 820 (Fair Value Measurement). ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 4 for further disclosures related to the fair value of our liabilities for contingent consideration.

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

We lease certain of our equipment under short-term leasing agreements with original lease terms of six months or less. Our lease agreements do not contain purchase options. Occasionally we procure and sell materials/components on behalf of and to our customers.

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

Contract Balances

We record accounts receivable at the time of invoicing. Accounts receivable, net of the allowance for credit losses, is included in current assets on our consolidated balance sheets. In certain instances, we also receive customer deposits in advance of invoicing and recording of accounts receivable. Customer deposits are included in current liabilities on our consolidated balance sheets. To the extent that we do not recognize revenue at the same time as we invoice, we record a liability for deferred revenue. Deferred revenue estimated to be recognized within the next twelve months is included in current liabilities.  Deferred revenue that we estimate will be recognized beyond twelve months is recorded in Other Liabilities on our consolidated balance sheets.  Any non-inventoriable costs associated with deferred revenue are also deferred and recorded in Prepaid Expenses and Other Current Assets or Other Assets on our consolidated balance sheets, depending on when the related deferred revenue is expected to be recognized.

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

See Notes 6 and 14 for further information about our revenue from contracts with customers.

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

See Note 9 for further disclosures regarding our leases.

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 4 and 10. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive earnings (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718 (Compensation - Stock Compensation) which requires that employee share-based equity awards be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value of stock options, which is then amortized to expense over the service periods. See further disclosures related to our stock-based compensation plans in Note 11.

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

(3)	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the three and nine months ended September 30, 2023.

Errors were discovered during the course of management’s review of our financial statements in the process of closing the year ended December 31, 2023 and in conjunction with the year-end audit. The errors were related to revenue recognized for the three and nine months ended September 30, 2023. The restatement reflects the reversal of revenue related to the sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers. These transactions were all fully paid for and legal title of the materials/components has transferred to the customer. However, these facts alone are not sufficient for revenue recognition under U.S. GAAP for such an arrangement. The restatement also reflects the reversal of the related costs of these material/components along with adjustments to commissions earned and income tax expense for the affected periods.

Regarding our previously reported unaudited consolidated balance sheet as of September 30, 2023, the following table presents an increase to deferred revenue of $1,722, of which $689 was a current liability and $1,033 was a non-current liability, an increase to deferred costs of $835, of which $334 was a current asset and $591 was a non-current asset, a reduction of accrued sales commission of $72 and a reduction of domestic and foreign taxes payable of $126.

UNAUDITED CONSOLIDATED BALANCE SHEET (In thousands, except share and per share data)

	September 30, 2023
	As Previously Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$41,685	$-	$41,685
Restricted cash	-	-	-
Trade accounts receivable, net of allowance for credit losses of $499 and $496, respectively	20,710	-	20,710
Inventories	22,156	-	22,156
Prepaid expenses and other current assets	1,672	334	2,006
Total current assets	86,223	334	86,557
Property and equipment:
Machinery and equipment	6,829	-	6,829
Leasehold improvements	3,581	-	3,581
Gross property and equipment	10,410	-	10,410
Less: accumulated depreciation	(7,267)	-	(7,267)
Net property and equipment	3,143	-	3,143
Right-of-use assets, net	4,755	-	4,755
Goodwill	21,578	-	21,578
Intangible assets, net	16,959	-	16,959
Deferred tax assets	1,381	-	1,381
Restricted certificates of deposit	100	-	100
Other assets	444	501	945
Total assets	$134,583	$835	$135,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$-	$4,100
Current portion of operating lease liabilities	1,730	-	1,730
Accounts payable	7,296	-	7,296
Accrued wages and benefits	4,030	-	4,030
Accrued professional fees	1,188	-	1,188
Customer deposits and deferred revenue	3,709	689	4,398
Accrued sales commissions	1,248	(72)	1,176
Domestic and foreign income taxes payable	1,245	(126)	1,119
Other current liabilities	1,557	-	1,557
Total current liabilities	26,103	491	26,594
Operating lease liabilities, net of current portion	3,501	-	3,501
Term Note, net of current portion	8,967	-	8,967
Contingent consideration	1,002	-	1,002
Deferred revenue, net of current portion	-	1,033	1,033
Other liabilities	397	-	397
Total liabilities	39,970	1,524	41,494
Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,237,070 and 11,063,271 shares issued, respectively	122	-	122
Additional paid-in capital	53,960	-	53,960
Retained earnings	41,430	(689)	40,741
Accumulated other comprehensive earnings	2	-	2
Treasury stock, at cost; 75,758 and 34,308 shares, respectively	(901)	-	(901)
Total stockholders' equity	94,613	(689)	93,924
Total liabilities and stockholders' equity	$134,583	$835	$135,418

Regarding our previously reported unaudited consolidated statements of operations for the three and nine months ended September 30, 2023, the following table presents a decrease in revenue of $1,722, a decrease in cost of revenue of $835, a decrease in sales commission expense of $72 and a reduction in income tax expense of $126.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except share and per share data)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue	$32,663	$(1,722)	$30,941	$97,140	$(1,722)	$95,418
Cost of revenue	17,329	(835)	16,494	51,724	(835)	50,889
Gross profit	15,334	(887)	14,447	45,416	(887)	44,529

Operating expenses:
Selling expense	4,367	(72)	4,295	13,483	(72)	13,411
Engineering and product development expense	1,802	-	1,802	5,689	-	5,689
General and administrative expense	5,882	-	5,882	16,099	-	16,099
Total operating expenses	12,051	(72)	11,979	35,271	(72)	35,199

Operating income	3,283	(815)	2,468	10,145	(815)	9,330
Interest expense	(168)	-	(168)	(526)	-	(526)
Other income	423	-	423	678	-	678

Earnings before income tax expense	3,538	(815)	2,723	10,297	(815)	9,482
Income tax expense	572	(126)	446	1,721	(126)	1,595

Net earnings	$2,966	$(689)	$2,277	$8,576	$(689)	$7,887

Earnings per common share - basic	$0.25	$(0.06)	$0.19	$0.76	$(0.06)	$0.70

Weighted average common shares outstanding - basic	11,886,005		11,886,005	11,294,306		11,294,306

Earnings per common share - diluted	$0.24	$(0.05)	$0.19	$0.74	$(0.06)	$0.68

Weighted average common shares and common share equivalents outstanding - diluted	12,212,317		12,212,317	11,665,850		11,665,850

The following table presents the impact of the adjustments discussed above on the unaudited consolidated cash flow statement for the nine months ending September 30, 2023:

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW (In thousands)

	Nine Months Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,576	$(689)	$7,887
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,515	-	3,515
Provision for excess and obsolete inventory	385	-	385
Foreign exchange loss	17	-	17
Amortization of deferred compensation related to stock-based awards	1,623	-	1,623
Discount on shares sold under Employee Stock Purchase Plan	21	-	21
Loss on disposal of property and equipment	164	-	164
Deferred income tax benefit	(1,101)	-	(1,101)
Adjustment to contingent consideration liability	(358)	-	(358)
Changes in assets and liabilities:
Trade accounts receivable	480	-	480
Inventories	(9)	-	(9)
Prepaid expenses and other current assets	21	(334)	(313)
Other assets	9	(501)	(492)
Operating lease liabilities	(1,275)	-	(1,275)
Accounts payable	(100)	-	(100)
Accrued wages and benefits	125	-	125
Accrued professional fees	305	-	305
Customer deposits and deferred revenue	(794)	689	(105)
Accrued sales commissions	(220)	(72)	(292)
Domestic and foreign income taxes payable	(166)	(126)	(292)
Other current liabilities	320	-	320
Deferred revenue, net of current portion	-	1,033	1,033
Other liabilities	(17)	-	(17)
Net cash provided by (used in) operating activities	11,521	-	11,521

CASH FLOWS FROM INVESTING ACTIVITIES
Refund of final working capital adjustment related to Acculogic	-	-	-
Purchase of property and equipment	(983)	-	(983)
Purchase of short-term investments	-	-	-
Net cash used in investing activities	(983)	-	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	19,244	-	19,244
Repayments of Term Note	(3,075)	-	(3,075)
Proceeds from shares sold under Employee Stock Purchase Plan	118	-	118
Proceeds from stock options exercised	978	-	978
Settlement of employee tax liabilities in connection with treasury stock transaction	(687)	-	(687)
Net cash provided by (used in) financing activities	16,578	-	16,578

Effects of exchange rates on cash	(7)	-	(7)

Net cash provided by (used in) all activities	27,109	-	27,109
Cash, cash equivalents and restricted cash at beginning of period	14,576	-	14,576
Cash and cash equivalents at end of period	$41,685	$-	$41,685

(4)	FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 10 is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our 2022 Form 10-K. As of September 30, 2023, this liability was classified as long-term. As of December 31, 2022, $324 of this liability was classified as current and was included in Other Current Liabilities on our balance sheet. During the quarter ended September 30, 2023, the total amount of this liability was adjusted down by $358 as a result of a reduction in our forecast for sales to EV and battery customers in the five-year period following the acquisition. The decrease in the amount of the liability during the third quarter of 2023 was included in General and Administrative Expenses on our statement of operations.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of September 30, 2023
Contingent consideration liability – Acculogic	$(1,002)	$-	$-	$(1,002)
Interest rate swap	$413	$-	$413	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the nine months ended September 30, 2023 were as follows:

Nine Months Ended September 30, 2023
Balance at beginning of period	$1,363
Impact of foreign currency translation adjustments	(3)
Adjustment to contingent consideration liability as a result of reduction in expected payout	(358)

Balance at end of period	$1,002

(5)	GOODWILL AND INTANGIBLE ASSETS

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

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. The information about revenue by customer and product type for the three and nine months ended September 30, 2022 has been reclassified to be consistent with how the information for the current period is presented. See also Note 14 for information about revenue by operating segment and geographic region. With regard to the information that has been restated, as further described in Note 3, the amounts that were adjusted were all within our Process Technologies segment and were from OEM/Integrators. Of the $1,722 in total revenue that we reversed, $1,291 was related to thermal process products and $431 was related to video imaging products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As Restated		As Restated
Revenue by customer type:
End user	$21,139	$21,548	$64,720	$60,785
OEM/Integrator	9,802	9,223	30,698	23,638
	$30,941	$30,771	$95,418	$84,423

Revenue by product type:
Thermal test	$4,742	$5,836	$16,734	$16,844
Thermal process	11,518	11,026	33,212	27,990
Semiconductor test	8,573	7,770	25,432	20,409
Video imaging	1,945	2,447	7,027	6,692
Flying probe and in-circuit testers	2,012	1,605	4,588	5,359
Service/other	2,151	2,087	8,425	7,129
	$30,941	$30,771	$95,418	$84,423

Revenue by market:
Semiconductor	$18,476	$19,170	$54,992	$48,969
Industrial	2,456	2,130	8,399	7,859
Automotive (including Electric Vehicles)	1,775	1,621	5,914	7,971
Life Sciences	1,330	1,715	3,978	3,583
Defense/aerospace	3,392	1,914	10,121	4,830
Security	967	871	2,869	2,239
Other	2,545	3,350	9,145	8,972
	$30,941	$30,771	$95,418	$84,423

(7)	MAJOR CUSTOMERS

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

(8)	INVENTORIES

Inventories held at September 30, 2023 and December 31, 2022 were comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials	$16,987	$16,888
Work in process	1,985	2,432
Inventory consigned to others	70	59
Finished goods	3,114	3,186
Total inventories	$22,156	$22,565

Total charges incurred for excess and obsolete inventory for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Excess and obsolete inventory charges	$119	$77	$385	$307

(9)	LEASES

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

The following table sets forth the maturities of long-term debt for each of the next five years:

2023 (remainder)	$1,025
2024	4,100
2025	4,100
2026	3,842
$13,067

(11)	STOCK-BASED COMPENSATION PLAN

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

(14)	SEGMENT INFORMATION

We have three operating segments which are also our reportable segments and reporting units: Electronic Test (which includes our semiconductor test equipment, flying probe and in-circuit testers), Environmental Technologies (which includes our thermal test, process and storage products) and Process Technologies (which includes our induction heating and video imaging products). We operate our business worldwide and sell our products both domestically and internationally. All of our segments sell to semiconductor manufacturers, third-party test and assembly houses and ATE manufacturers and to a variety of markets outside of the semi market, including the automotive, defense/aerospace, industrial, life sciences, security and other markets. With regard to the information that has been restated, as further described in Note 3, the amounts that were adjusted were all within our Process Technologies segment. Of the $1,722 in total revenue that we reversed, $1,324 was from foreign customers and $398 was from customers in the U.S.

Our management team, including our CEO who is also our Chief Operating Decision Maker as defined under U.S. GAAP, evaluates the performance of our operating segments primarily on income from divisional operations which represents earnings before income tax expense and excludes interest expense, other income (expense), corporate expenses and acquired intangible amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As Restated		As Restated
Revenue:
Electronic Test	$11,547	$10,408	$32,911	$28,983
Environmental Technologies	7,000	7,631	23,178	22,131
Process Technologies	12,394	12,732	39,329	33,309
Total revenue	$30,941	$30,771	$95,418	$84,423

Income from divisional operations:
Electronic Test	$3,268	$2,406	$8,487	$6,486
Environmental Technologies	523	1,021	2,479	2,893
Process Technologies	2,094	2,465	7,362	5,764
Total income from divisional operations	5,885	5,892	18,328	15,143
Corporate expenses	(2,902)	(2,138)	(7,416)	(6,312)
Acquired intangible amortization	(515)	(595)	(1,582)	(2,142)
Interest expense	(168)	(179)	(526)	(457)
Other income (expense)	423	59	678	32
Earnings before income tax expense	$2,723	$3,039	$9,482	$6,264

	September 30,	December 31,
	2023	2022
	As Restated
Identifiable assets:
Electronic Test	$32,406	$31,143
Environmental Technologies	17,349	18,040
Process Technologies	57,520	56,866
Corporate	28,143	4,017
	$135,418	$110,066

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	As Restated		As Restated
Revenue:
U.S.	$10,272	$12,619	$31,274	$35,921
Foreign	20,669	18,152	64,144	48,502
	$30,941	$30,771	$95,418	$84,423

	September 30,	December 31,
	2023	2022
Property and equipment:
U.S.	$2,529	$2,658
Foreign	614	474
	$3,143	$3,132

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (as restated)

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

Restatement of Previously Issued Financial Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 3 to our financial statements entitled “Restatement of Previously Issued Consolidated Financial Statements.” For further detail regarding the restatement, see the “Explanatory Note” to this Report.

Overview

The following discussion and analysis of our financial condition and results of operations is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, the accompanying notes, "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the unaudited consolidated financial statements and the related notes presented in Part I, Item 1, of this Report.

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

Revenue

The following table sets forth, for the periods indicated, a breakdown of revenue by market (in thousands).

	Three Months Ended
					Change				Change
	9/30/2023		9/30/2022		$	%	6/30/2023		$	%
	As Restated
Revenue
Semi	$18,476	59.8%	$19,170	62.3%	$(694)	-3.6%	$18,833	57.8%	$(357)	-1.9%
Industrial	2,456	7.9%	2,130	6.9%	326	15.3%	2,806	8.6%	(350)	-12.5%
Auto/EV	1,775	5.7%	1,621	5.3%	154	9.5%	1,542	4.7%	233	15.1%
Life Sciences	1,330	4.3%	1,715	5.6%	(385)	-22.4%	1,135	3.5%	195	17.2%
Defense/Aero	3,392	11.0%	1,914	6.2%	1,478	77.2%	3,890	11.9%	(498)	-12.8%
Security	967	3.1%	871	2.8%	96	11.0%	936	2.9%	31	3.3%
Other	2,545	8.2%	3,350	10.9%	(805)	-24.0%	3,416	10.6%	(871)	-25.5%
	$30,941	100.0%	$30,771	100.0%	$170	0.6%	$32,558	100.0%	$(1,617)	-5.0%

	Nine Months Ended
					Change
	9/30/2023		9/30/2022		$	%
	As Restated
Revenue
Semi	$54,992	57.6%	$48,969	58.0%	$6,023	12.3%
Industrial	8,399	8.8%	7,859	9.3%	540	6.9%
Auto/EV	5,914	6.2%	7,971	9.5%	(2,057)	-25.8%
Life Sciences	3,978	4.2%	3,583	4.2%	395	11.0%
Defense/Aero	10,121	10.6%	4,830	5.7%	5,291	109.5%
Security	2,869	3.0%	2,239	2.7%	630	28.1%
Other	9,145	9.6%	8,972	10.6%	173	1.9%
	$95,418	100.0%	$84,423	100.0%	$10,995	13.0%

Total consolidated revenue for the three months ended September 30, 2023 was $30.9 million (as restated) compared to $30.8 million for the same period in 2022 and $32.6 million for the three months ended June 30, 2023. The increase in revenue for the third quarter of 2023 as compared to the same period in 2022 primarily reflects increased demand from the defense/aerospace market. In particular, we had increased shipments of our thermal solutions and our Acculogic products to this market. These increases were partially offset by reductions in shipments to the semi, life sciences and other markets.

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

At September 30, 2023, our backlog of unfilled orders for all products was approximately $40.5 million (as restated) compared with approximately $47.9 million at September 30, 2022 and $44.6 million at June 30, 2023. Our backlog includes customer orders that we have accepted, approximately 60% of which we expect to deliver in 2023. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. Revenue was $30.9 million (as restated) for the three months ended September 30, 2023 compared to $30.8 million for the same period in 2022, an increase of $170,000 or 1%. We believe the increase in our revenue during the third quarter of 2023 primarily reflects the factors previously discussed under “Revenue” in the Overview section above.

Gross Margin. Our consolidated gross margin was 47% of revenue for the three months ended September 30, 2023 compared to 45% for the same period in 2022. The improvement in gross margin was primarily the result of a decline in the average cost of component materials used in our products in 2023 as compared to 2022. This decline was a result of changes in product mix.

Selling Expense. Selling expense was $4.3 million (as restated) for the three months ended September 30, 2023 compared to $4.0 million for the same period in 2022, an increase of $286,000, or 7%. The increase reflects higher commissions as a result of changes in product mix and sales channels. We also incurred higher freight charges, advertising costs and increased salary and benefits costs as we continue to invest to grow our business.

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

Income Tax Expense. For the three months ended September 30, 2023, we recorded income tax expense of $446,000 (as restated) compared to income tax expense of $515,000 for the same period in 2022. Our effective tax rate was 16% for the three months ended September 30, 2023 compared to 17% for the same period in 2022. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. Revenue was $95.4 million (as restated) for the nine months ended September 30, 2023 compared to $84.4 million for the same period in 2022, an increase of $11.0 million, or 13%. We believe the increase in our revenue during the first nine months of 2023 primarily reflects higher demand from the semi market. There was also strong demand for our thermal test solutions for the defense/aerospace markets.

Gross Margin. Our consolidated gross margin was 47% of revenue for the nine months ended September 30, 2023 as compared to 46% of revenue for the same period in 2022. The improvement in our gross margin primarily reflects a decrease in our component material costs as a percentage of revenue, reflecting changes in product mix. We also had a slight decline in our fixed manufacturing costs as a percent of revenue. Even though our fixed manufacturing costs increased in absolute dollar terms, they were more fully absorbed by the higher revenue levels. The increase in our fixed manufacturing costs in absolute dollar terms reflects increased salary and benefits expense as a result of headcount additions and annual merit adjustments. To a lesser extent we also had increased depreciation and facility costs reflecting additions to our capitalized asset base and new facilities.

Selling Expense. Selling expense was $13.4 million (as restated) for the nine months ended September 30, 2023 compared to $11.5 million for the same period in 2022, an increase of $1.9 million, or 17%. The increase primarily reflects higher commissions on the higher revenue level. We also had an increase in salary and benefits expense, reflecting annual merit adjustments and additional headcount investments, and higher levels of travel and advertising costs as we are increasing the number of customer visits and trade show attendance as we work to continue to grow our business.

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

Income Tax Expense. For the nine months ended September 30, 2023, we recorded income tax expense of $1.6 million (as restated) compared to income tax expense of $1.0 million for the same period in 2022. Our effective tax rate was 17% in both periods. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses.

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

Credit Facility

As discussed in the Overview and in Note 10 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the Loan Agreement with M&T. The Loan Agreement includes a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility and together with the Term Note, the “Credit Facility”). The Credit Facility had a five year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

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

Interest expense for the nine months ended September 30, 2023 and 2022 was $526,000 and $457,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$41,685	$13,434
Working capital (as restated)	$59,963	$33,182

As of September 30, 2023, $4.4 million, or 11%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our revolving credit facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our revolving credit facility is discussed above and in Note 10 to our consolidated financial statements in this Report.

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

Our current strategy for growth includes pursuing acquisition opportunities for complementary businesses, technologies or products. As discussed further in our 2022 Form 10-K, we acquired substantially all of the assets of Videology in October 2021 and we completed the acquisition of Acculogic in December 2021. We utilized $20.5 million under the Term Note to finance these acquisitions. The borrowing availability under the Term Note was expanded in September 2022 as discussed above and in Note 10 to our consolidated financial statements in this Report. Also discussed above, we raised $19.2 million from the sale of common stock in May 2023. We currently anticipate that any additional long-term cash requirements related to our strategy would be funded through a combination of our cash and cash equivalents, the remaining availability under the Term Note or by issuing additional equity.

Cash Flows

Operating Activities. For the nine months ended September 30, 2023, we recorded net earnings of $7.9 million (as restated). Net cash provided by operations during this period was $11.5 million. During the nine months ended September 30, 2023, we had non-cash charges of $3.5 million for depreciation and amortization which included $1.2 million of amortization related to our ROU assets. Our operating lease liabilities declined $1.3 million during this same period. During the nine months ended September 30, 2023, we recorded $1.6 million for amortization of deferred compensation expense related to stock-based awards and a deferred tax benefit of $1.1 million. During the first nine months of 2023, inventories were relatively unchanged. In the first half of 2023, the level of our inventories had increased as we secured inventory to fill the orders in our backlog. However, inventory levels decreased in the third quarter of 2023 as supply chain constraints have eased and we have seen a slowing in order rates, particularly from the semi market. We anticipate the level of our inventories will continue to decline for the balance of 2023. Similar to the trend in our inventory levels, accounts payable are relatively the same at September 30, 2023 as they were at December 31, 2022 after having increased during the first half of the year. This primarily reflects that we have slowed the pace of new purchases from our vendors. Deferred revenue, net of current portion increased $1.0 million (as restated) reflecting an increase in the portion of our deferred revenue that we expect to convert to revenue more than twelve months from now, primarily related to sale of discontinued material/components purchased on behalf of customers, as previously discussed in Note 3 to our consolidated financial statements and in the “Explanatory Note” to this Report.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This disclosure is not required for a smaller reporting company.

Item 4.	CONTROLS AND PROCEDURES (as restated)

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

At the time the Original Filing was filed on November 9, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.

The identified material weakness contributed to the restatements of our financial statements as described in this Form 10-Q/A for the three and nine months ended September 30, 2023. As restated, our condensed consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. GAAP, and our management has concluded that such restated consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management has determined that the Company had the following material weakness in its internal control over financial reporting:

●

We did not appropriately design and implement controls over 1) the identification of and 2) the application of appropriate U.S. GAAP for transactions related to the procurement and sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers.

This material weakness contributed to material misstatements in our consolidated financial statements for the period presented, which have been corrected and restated herein. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Efforts

Management is developing a remediation plan to address the material weakness discussed above. Remediation will not occur until the plan is implemented and there has been appropriate time for us to conclude through testing that the control operates effectively.

Changes in Internal Control Over Financial Reporting

As described above, we are in the process of implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. Other that these changes, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

We determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weakness related to recognition of revenue related to the sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers, as discussed in Part I, Item 4 of this Form 10-Q/A. This material weakness has not been remediated and accordingly our internal control over financial reporting and disclosure controls and procedures remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance that those efforts will be successful. Refer to Part I, Item 4 for further details of the material weakness and remediation efforts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detecting or preventing control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.

It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could require us to incur the expense of remediation, result in regulatory scrutiny, investigations or enforcement actions, cause investors to lose confidence in our reported financial condition and have a negative effect on the trading price of our common stock, lead to a default under our indebtedness, and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Further, if we are unable to conclude that our internal control over financial reporting is effective, or, if and when required, our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements, the market price of our common stock could be adversely affected, our common stock could become subject to delisting and we could become subject to litigation or investigations by the stock exchange or exchanges on which our securities are listed, the SEC or other regulatory authorities, any of which could require additional financial and management resources.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of financial statements for prior periods.

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

inTEST Corporation

Date:	March 27, 2024	/s/ Richard N. Grant, Jr.
Richard N. Grant, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2024	/s/ Duncan Gilmour
Duncan Gilmour Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)