Form 10-K
period 2023-12-31
INTEST CORP
filed 2024-03-27
CIK 1036262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial account standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), was: $304,734,005.

The number of shares outstanding of the registrant's Common Stock, at March 1, 2024, was 12,164,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the Registrant for the Registrant's 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Report.

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

INDEX

inTEST CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Cautionary Statement Regarding Forward-Looking Statements

From time to time, we make written or oral "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”) (including this Annual Report on Form 10-K for the year ended December 31, 2023 (this “Report”)), in our annual report to stockholders and in other communications. These statements do not convey historical information, but relate to predicted or potential future events, such as statements of our plans, strategies and intentions, or our future performance or goals, projections of revenue, taxable earnings (loss), net earnings (loss), net earnings (loss) per share, capital expenditures and other financial items, that are based on management’s current expectations and estimates. Our forward-looking statements can often be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “may,” “could,” “will,” “should,” “plans,” “depending,” “projects,” “forecasts,” “seeks,” “anticipates,” “goal,” “objective,” “target,” “estimates,” “future,” “outlook,” “strategy,” “vision,” or variations of such words or similar terminology. Investors and prospective investors are cautioned that such forward-looking statements are only projections based on current expectations and estimates. These statements involve risks and uncertainties and are based upon various assumptions. Such risks and uncertainties include, but are not limited to:

●	our ability to execute on our 5-Point Strategy;
●	our ability to grow our presence in the automotive/electric vehicle (“EV”), life sciences, security, industrial and international markets;
●	the possibility of future acquisitions or dispositions and the successful integration of any acquired operations;
●	the success of our strategy to diversify our business by entering markets outside the semiconductor automated test equipment (“ATE”) market;
●	indications of a change in the market cycles in the semiconductor (“semi”) market, or other markets we serve;
●	developments and trends in the semi market, including changes in the demand for semiconductors;
●	our ability to convert backlog to sales and to ship product in a timely manner;
●	the loss of any one or more of our largest customers, or a reduction in orders by a major customer;
●	the availability of materials used to manufacture our products;
●	the impact of interruptions in our supply chain caused by external factors;
●	the sufficiency of cash balances, lines of credit and net cash from operations;
●	stock price fluctuations;
●	the ability to borrow funds or raise capital to finance potential acquisitions or for working capital;
●	changes in the rate of, and timing of, capital expenditures by our customers;
●	effects of exchange rate fluctuations;
●	progress of product development programs;
●	the anticipated market for our products;
●	our failure to effectively remediate the material weakness in our internal control over financial reporting that we have identified or our failure to develop and maintain a proper and effective system of disclosure controls and internal control over financial reporting;
●	the availability of and retention of key personnel or our ability to hire personnel at anticipated costs; and
●	general economic conditions both domestically and globally.

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

In early 2021, we launched our 5-Point Strategy, our new corporate vision and our mission statement. Our vision is to be the supplier of choice for innovative test and process technology solutions. Our mission is to leverage our deep industry knowledge and expertise to develop and deliver high quality, innovative customer solutions and superior support for complex global challenges. We are committed to becoming recognized as a leader in our markets for design and manufacturing capabilities that help solve our customers’ most complex challenges in their manufacturing and quality processes. Our products provide highly engineered, high quality and cost-effective test and process technology solutions which are delivered with a customer focus that are intended to drive a high level of customer satisfaction. Our strategy is to consistently develop unique and differentiated solutions through innovative new product development and acquisitions.  We expect to expand our portfolio of products, services, and support to drive increased value to our customers to drive revenue and earnings growth. We believe by executing on our 5-Point Strategy, as described more fully below, that we can grow our annual revenue to between $200 million to $250 million by 2025, while maintaining our strong margin profile. We expect to do this through a combination of organic growth and acquisitions. Our 5-Point Strategy is as follows:

Global and Market Expansion. We believe our serviceable addressable market (“SAM”) is currently in excess of $2.0 billion and that we can provide significant and sustainable long-term growth by expanding our SAM and building a larger installed product base. To capture this opportunity, we intend to make investments to drive further penetration in our existing markets. These investments may include initiatives to increase revenue both by leveraging our customer relationships to provide a broader array of our current portfolio of products to our existing customer base as well as by expanding our customer base within these markets. In addition, we intend to increase our global footprint and coverage to better serve new and existing customers. Finally, our strategy in this area includes targeting expansion into new markets with our existing product portfolio. During 2023, our businesses continued to gain new customers in both the semi market and in our other target markets and we have expanded our sales and support network to regions of the world where we identified gaps in coverage. We also announced in December that we have signed a lease on a 25,000 square foot facility in Penang, Malaysia which will support applications engineering, product development and localized manufacturing for nearly all inTEST brands. It will serve as the main location in the region for customer product demonstrations, customer service and applications training. Currently, revenue from products shipped to Asia–Pacific represents approximately 35% of our consolidated total revenue.

Innovation and Differentiation. Our 5-Point Strategy focuses on leveraging our engineering know-how and expertise to deliver innovative solutions which we believe will outperform those of our competitors. We continue to invest in engineering resources with the goal of developing new and unique solutions to help solve our customers’ most complex challenges in their manufacturing and quality processes. Designed to be broadly applicable through more standardized platforms, these solution platforms enable late-stage configuration to address each customers’ unique requirements. We believe creating more standardization to increase market availability will drive growth and reduce costs by enabling us to increase the breadth and depth of our customer base. In 2023 in our Process Technologies division, we continued the roll out of our all-new Zoom Block camera with SCAiLX technology manufactured by Videology, which is a first-to-market product with custom artificial intelligence on the Edge platform. We also introduced our all-new EKOHEAT 2 induction heating products manufactured by Ambrell. The EKOHEAT 2 offering is the next generation and evolution of Ambrell’s renowned VPA Technology. In our Environmental Technologies division, we made great progress on the BT28, our next generation benchtop Thermostream. The BT28 is a new benchtop thermal testing system that we intend to officially be released at the OTC Conference in San Diego on March 26, 2024. It uses the same compressor technology that is in our large Thermostream to deliver -28 degrees Celsius to +225 degrees Celsius air at 14 standard cubic feet per minute, enabling our customers to save space and still be able to test a broad range of devices. Environmental Technologies also released several new industrial process chillers, specifically designed for the expanding automotive electric vehicle inverter testing market. In our Electronic Test division, we continued to expand our automated manipulator offerings with the launch of the LS2 manipulator for test heads under 250kg and the fully automated LSL manipulator for test heads weighing up to 1200kg. We expanded our solutions for the high-powered integrated circuit (“IC”) test market with new interface solutions supporting test equipment up to 2KV and 300AMPs with high site counts and our first automated hinge manipulator. Acculogic Inc. (“Acculogic”) shipped its first Flying Probe system with an integrated radio frequency (“RF”) measurement system for improved high frequency test measurement capability for semiconductor ATE and communications markets.

Service and Support. We have strong customer relationships and believe service and support activities are valuable in strengthening customer satisfaction, loyalty and retention. Through ensuring that we serve our customers’ needs, whether by expanding service coverage and decreasing response time or through expanding and enhancing service offerings, we believe we can drive revenue growth and strengthen our customer relationships. We expect to invest in resources to fill areas where we have identified gaps in service and support. As we expand our SAM and increase our market penetration, we also expect to identify opportunities to add more consumable products within our offerings. We believe that increasing the number of ways and the frequency with which we make customer contacts can drive growth in our business in the future. In 2023, we continued to expand our global service partner network. In addition, as noted previously, we recently announced our plans to open a facility in Malaysia which will serve as the main location in the region for customer product demonstrations, customer service and applications training. This facility is expected to begin operations in the second or third quarter of 2024.

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

Talent and Culture. We believe ensuring the right people are in the right roles and are empowered to deliver success is crucial to the achievement of our core strategies. In addition, we have and will continue to create a culture and environment of openness, one that is results-oriented and drives accountability across the organization. Finally, we intend to foster diversity, equity and inclusion and provide opportunities for career development so as to maximize employee engagement, all of which is necessary to achieving our corporate vision. In 2023, we created the inTEST leadership academy which is another tool for identifying and developing talent from within, connecting emerging leaders across our organization and promoting collaboration and teamwork. In addition, we held our first company-wide marketing summit where our sales and marketing leadership from across the organization came together to collaborate on a global level and share ideas for growing and expanding the inTEST brand.

ACQUISITION

On March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., (“Alfamation”), a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation will become a part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of approximately €18 million in cash, 187,432 shares of our common stock and an additional approximately €542,000 in cash for assets delivered at closing in excess of agreed upon thresholds. On the closing date, this equated to a total purchase price of approximately $22.4 million.

In connection with the acquisition, we have entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation. The Lease Agreement will last for six years starting on March 12, 2024 and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 51,817 square feet. Alfamation will pay a yearly lease payment of €231,312 broken up into four equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $253,000.

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

($ in 000s)	Years Ended
					Change
	12/31/2023		12/31/2022		$	%
Revenue
Semi	$65,735	53.3%	$68,422	58.6%	$(2,687)	-3.9%
Industrial	14,310	11.6%	10,038	8.6%	4,272	42.6%
Automotive/EV	9,895	8.0%	10,776	9.2%	(881)	-8.2%
Life Sciences	4,856	3.9%	4,589	3.9%	267	5.8%
Defense/Aerospace	12,537	10.2%	7,006	6.0%	5,531	78.9%
Security	3,688	3.0%	3,241	2.8%	447	13.8%
Other	12,281	10.0%	12,756	10.9%	(475)	-3.7%
	$123,302	100.0%	$116,828	100.0%	$6,474	5.5%

During 2023 our consolidated revenue grew $6.5 million or 6%. The increase primarily reflects increased demand for our thermal test solutions from customers in the defense/aerospace and industrial markets, and, to a lesser extent, increased demand for our induction heating solutions from customers in the industrial market. These increases were partially offset by declines in demand from the semi market. While demand from our customers in both the front-end and back-end of the semi market remained strong throughout most of 2023, we experienced declines in revenue from both these sectors of the semi market in the fourth quarter of 2023. We attribute these declines to the cyclical slowdown in the semi market which has been impacting this market as a whole for most of 2023 but which had not yet impacted us significantly as certain specific customers to which we sell many of our products in this market had continued to place orders with us.

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

Wafers are tested before being diced and packaged to ensure that only properly functioning ICs are packaged. This testing step has several names, including "front-end test," "wafer test," "wafer probe" or "wafer sort." In front-end testing, an electronic handling device known as a wafer prober automatically positions the wafer under a probe card that is electronically connected to a "test head," which connects electrically to a test system. During front-end testing, there is a growing trend of thermally conditioning the wafer. Once the good ICs have been identified, they are packaged.

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

Market Trends. We believe the semi market, an historically highly cyclical industry, will experience increased growth in the overall size of the market over the next several years as a result of billions of dollars of investments in new fabrication (“fab”) facilities around the world. These investments are being driven by the continued growth of the use of electronics, the need for powering an ever-growing number of devices and the continued economic development of less wealthy nations. We believe the COVID-19 pandemic and an increase in geopolitical tensions in recent years have made the high concentration of semiconductor manufacturing in China and Taiwan very apparent to more wealthy nations and has spurred the investment in expansion of this industry in areas outside of these regions. While we believe the semi market will continue to experience its historical pattern of cyclicality, we expect the effect on our business to be reduced due to our efforts to expand our customer base and the release of new products. Nonetheless, we expect the shifts in demand in the industry from periods of expansion to periods of contraction may be significant, as has been the case for much of the semi market in 2023, when the industry was in a period of slowing growth and overall declines as compared to 2021 and 2022.

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

In the automotive market, we provide solutions that help in the quality and productivity of both internal combustion and electric vehicle (“EV”) manufacturing. Our EV solutions include, but are not limited to, induction heating solutions for motor manufacturing, automated test equipment for battery cells, and industrial process chillers and thermal test chambers for inverter and battery testing. We believe there is a strong global growth trend in EVs and that our differentiated solutions can be applied with more customers in more geographic regions.

In the defense/aerospace industry, we provide ATE to prime and subcontract manufacturers to ensure quality control is maintained while also providing quicker, more accurate test times of electronic circuit boards. We also provide solutions for thermal testing of equipment to ensure it will function over the specified temperature range. We believe this market is growing, in part, due to recent global instability.

The industrial market is the broadest, most diverse area we serve with a majority of our products serving a variety of applications. Applications for our induction heating products include annealing, bonding, brazing, curing, forging, heat treating, melting and shrink-fitting. Applications for our thermal test and process products include pressure-sensor testing, printed circuit board testing and cold-trap cooling for industrial processes. We believe the trend toward the use of green energy, automation, increased productivity and expanding manufacturing technology present opportunities for us to help our customers solve their complex challenges.

In the life sciences industry, we provide image capture products, electronic test systems and heating systems for medical device manufacturing and equipment for critical applications within the medical cold chain for pharmaceuticals.

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

Ultra-Cold Storage Solutions. Our North Sciences offerings include high-performance biomedical freezer, refrigerators and mobile storage solutions that meet versatile applications, including ultra-cold storage solutions for biological sample banks, blood safety, vaccine safety, medical supplies and reagent safety.

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

Digital Streaming and Image Capturing Solutions. Videology offers industrial-grade circuit board mounted digital imaging solutions, Zoom Block cameras and complete image capture systems. Videology also offers OEMs imaging solutions designed to the customers’ specifications and that can interface with the customers’ software.

Scalable, Universal, High Performance ATE Integration Solutions. Our universal test head manipulators provide a high degree of positioning flexibility with a minimum amount of effort. As a result, our products can be used in virtually any test setting. Our manipulator products are designed to accommodate the increased size of test heads and can now supporting test heads weighing up to 1200kg. Our docking hardware products offer precise control over the connection to test sockets, probing assemblies and interface boards, reducing downtime and minimizing costly damage to fragile components. Our newest manipulator and docking hardware designs offer automated capabilities that allow for reduced downtime and increased productivity through predictable and repeatable production setup with reduced risk of operator error. Our tester interface products optimize the integrity of the signals transmitted between the test head and the device under test by being virtually transparent to the test signals, which results in increased accuracy of the test data and may thus enable improved test yields. Our interface product offerings have recently been expanded to serve the growing market for testing higher powered devices. A hallmark of our semi market product offerings has been, and continues to be, compatibility with a wide variety of ATE. Our manipulator and docking hardware products are all designed to be used with otherwise incompatible ATE. We believe this integrated approach to ATE facilitates smooth changeover from one tester to another, longer lives for interface components, better test results, increased ATE utilization and lower overall test costs.

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

Worldwide Customer Service and Support. We have long recognized the need to maintain a physical presence near our customers' facilities. At December 31, 2023, we had manufacturing facilities in the U.S. in Massachusetts, New Jersey, and New York as well as outside the U.S. in Canada, Germany and the Netherlands. We provided service to our customers from sales and service personnel based in the U.S., Europe and Asia. Our engineers are easily accessible to, and can work directly with, most of our customers from the time we begin developing our initial proposal, through the delivery, installation and use of the product by our customer. In this way, we are able to develop and maintain close relationships with our customers.

As previously mentioned, we announced in December 2023 that we have signed a lease on a 25,000 square foot facility in Penang, Malaysia which will support applications engineering, product development and localized manufacturing for nearly all inTEST brands. It will serve as the main location in the region for customer product demonstrations, customer service and applications training. This facility is expected to begin operations in the second or third quarter of 2024.

OUR SEGMENTS

As noted above, we have three operating segments which are also our reportable segments and reporting units: Electronic Test, Environmental Technologies and Process Technologies.

Our Electronic Test segment consists of (i) inTEST EMS which has operations in New Jersey and California, and (ii) Acculogic, which has operations in Canada, California and Germany. Semiconductor manufacturers use our inTEST EMS solutions in back-end testing where our mechanical and electrical products serve production testing of wafers and specialized packaged ICs.  These ICs include microprocessors, digital signal processing chips, mixed signal devices, MEMS (Micro-Electro-Mechanical Systems), application specific ICs and specialized memory ICs, and are used primarily in the automotive, consumer electronics, industrial, and mobile communication markets. Our products are a combination of standard designs based on industry requirements and those designed specifically to meet a customer's particular combination of ATE. Acculogic’s product offerings include robotics-based electronic test equipment and application support services used primarily in defense/aerospace, automotive, battery, life sciences and electronic manufacturing services industries.

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

Our Process Technologies segment consists of (i) Ambrell which has operations in New York, the Netherlands and the U.K. and (ii) Videology, which has operations in Massachusetts and the Netherlands. Ambrell provides customers with induction heating solutions for a wide variety of manufacturing processes.  Videology is a designer, developer and manufacturer of digital streaming and image capturing solutions. Our Process Technologies segment provides these solutions across an array of markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor.

Electronic Test Products

Manipulator Products. We offer three lines of manipulator products: the in2(R), the Cobal and the LS Series. These free-standing universal manipulators can hold a variety of test heads and enable an operator to reposition a test head for alternate use with any one of several probers or handlers on a test floor.

Our manipulator products incorporate a balanced floating-head design. This design permits a test head weighing up to 1,760 pounds to be held in an effectively weightless state, so it can be moved manually or with optional powered assistance, up or down, right or left, forward or backward and rotated around each axis (known as six degrees of motion freedom) by an operator using a modest amount of force or with a computer controlled pendant. The same design features enable the operator to dock the test head without causing inadvertent damage to the fragile electrical contacts. As a result, after testing a particular production lot of ICs, the operator can quickly and easily disconnect a test head that is held in an in2(R) or Cobal Series manipulator and equipped with our docking hardware and dock it to another electronic device handler for testing either a subsequent lot of the same packaged ICs or to test different ICs. With the LS Series manipulators, the undocking, movement of the test head and redocking can be done automatically through the computer controlled pendant. Our manipulator products generally range in price from approximately $12,000 to $100,000.

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

Acculogic Scorpion Flying Probe Test Systems. Acculogic designs and manufactures robotics-based electronic test equipment and provides application support services for OEMs, contract electronic manufacturers and battery manufacturers. These systems are used to structurally test an electronic device including printed circuit board assembly (“PCBA”) and battery interconnect test. Structural testing provides confirmation that the device was manufactured properly by confirming circuits are functioning properly. In addition to testing of the basic circuitry of a PCBA, our Acculogic solutions can integrate various functional testing capabilities such as boundary scan and RF measurement to confirm that the device will perform the functions for which it is designed. Acculogic’s Scorpion Flying Probe system can be quickly programmed to test almost any printed circuit board. This programming is done with computer-aided design or design data of the device to be tested. Traditional in-circuit testing systems require a dedicated fixture for each board to be tested. Acculogic’s Flying Probe system can test a virtually unlimited number of boards without any hardware modifications. These systems generally sell for between $250,000 and $800,000.

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

Financial Information About Operating Segments and Geographic Areas

Please see Note 17 to the consolidated financial statements included in Item 8 of this Report for additional data regarding revenue, profit or loss and total assets of each of our segments and revenue attributable to foreign countries.

MARKETING, SALES AND CUSTOMER SUPPORT

We market and sell our products globally and across multiple markets, as previously discussed. North American and European semiconductor manufacturers, as well as third-party foundries, test and assembly providers, have located most of their back-end factories in China, Taiwan and Southeast Asia. The front-end wafer fabrication plants of U.S. semiconductor manufacturers are primarily in the U.S. Likewise, European, Taiwanese, South Korean and Japanese semiconductor manufacturers generally have located their wafer fabrication plants in their respective countries.

Electronic Test Products: In North America, we sell our inTEST EMS products to semiconductor manufacturers through internal account representatives and independent, commissioned sales representatives. North American sales representatives also coordinate product installation and support with our technical staff and participate in trade shows.

Our internal sales account managers handle sales to ATE manufacturers and are responsible for a portfolio of customer accounts and for managing certain independent sales representatives. In addition, our sales account managers are responsible for pricing, quotations, proposals and transaction negotiations, and they assist with applications engineering and custom product design. Technical support is provided to North American customers by employees based in New Jersey, California and Texas.

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

Environmental Technologies Products: We market our Temptronic, Sigma Thermonics, and North Sciences brands under the umbrella name of inTEST Thermal Solutions and sales to ATE manufacturers are handled directly by our own sales force and our network of independent representatives and distributors. Sales to life sciences customers worldwide are handled directly by our own sales force and by our network of independent representatives and distributors. Sales to semiconductor manufacturers and customers in other markets in the U.S. are handled through independent sales representative organizations. In Singapore and Malaysia, our sales and service are handled through our internal sales and service staff. In the rest of Asia, our sales are handled through distributors. In Europe, sales managers at our office in Germany, as well as regional distributors and independent sales representatives, sell to semiconductor manufacturers and customers in other markets. We communicate with our distributors regularly and have trained them to sell and service our thermal products.

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

During the year ended December 31, 2023, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue.

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

MANUFACTURING AND SUPPLY

At December 31, 2023, our principal manufacturing operations consisted of assembly and testing at our facilities in in the U.S. (Massachusetts, New Jersey and New York), Canada, Germany and the Netherlands. We assemble most of our products from a combination of standard components and custom parts that have been fabricated to our specifications by either third-party manufacturers or our own facilities. Our practice is to use high quality raw materials and components in our products. The primary raw materials used in fabricated parts are widely available. Substantially all of our components are purchased from multiple suppliers; however, certain raw materials and components are sourced from single suppliers, as discussed further in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”. Although, from time to time, certain components may be in short supply due to high demand or inability of vendors to meet quality or delivery requirements, we believe that all materials and components are available in adequate amounts from other sources, except as noted above.

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

Our Massachusetts facility and our Acculogic office in CA are ITAR compliant enabling them to support the specific requirement of the U.S. Department of Defense. Our Canadian facility is compliant with the Canadian Controlled Goods Program, enabling them to support the Canadian Department of Defense.

ENGINEERING AND PRODUCT DEVELOPMENT

Our success depends on our ability to provide our customers with products and solutions that are well engineered and to design those products and solutions before, or at least no later than, our competitors. At December 31, 2023, we employed a total of 84 engineers engaged in engineering and product development. In addition, when the demands of engineering and product development projects exceed the capacity or knowledge of our in-house staff, we retain temporary third-party engineering and product development consultants to assist us. Our practice in many cases is to assign engineers to work with specific customers, thereby enabling us to develop the relationships and exchange of information that is most conducive to successful product development and enhancement. In addition, some of our engineers are assigned to new product research and development and have worked on such projects as the development of new types of universal manipulators, the redesign and development of new thermal products and the development of high-performance interfaces.

Since most of our products are customized, we consider substantially all of our engineering activities to be engineering and product development. In the years ended December 31, 2023 and 2022, we spent approximately $7.6 million and $7.5 million, respectively, on engineering and product development.

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

At December 31, 2023, we held 30 active U.S. patents and had no pending U.S. patent applications covering various aspects of our technology. Our U.S. patents expire at various times beginning in 2024 and extending through 2039. During 2023, one U.S. patent was issued and 18 U.S. patents expired. We do not believe that the upcoming expiration of certain of our patents in 2024 will have a material impact on our business. We also hold foreign patents and file foreign patent applications, in selected cases corresponding to our U.S. patents and patent applications, to the extent management deems appropriate.

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

BACKLOG

At December 31, 2023, our backlog of unfilled orders for all products was $40.1 million compared with $46.8 million at December 31, 2022. Our backlog consists of purchase orders that we have accepted, substantially all of which we expect to deliver in 2024. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times, which has the effect of increasing backlog. As a result of these factors, our backlog at a particular date is not necessarily indicative of sales for any future period. See also the discussion of backlog in Part II, Item 7 under “Orders and Backlog.”

EMPLOYEES

At December 31, 2023, we had 334 employees (323 of which were full-time), including 154 in manufacturing operations, 130 in customer support/operations and 50 in administration. Substantially all of our key employees are highly skilled and trained technical personnel. None of our employees are represented by a labor union, and we have never experienced a work stoppage. From time to time, we retain third-party contractors to assist us in manufacturing operations and engineering and product development projects.

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

In connection with our acquisition of Acculogic we have recorded a contingent consideration liability that represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV battery customers in excess of CAD $2.5 million per year in each of the five years. The maximum payment is capped at CAD $5.0 million, which equates to approximately USD $3.8 million at December 31, 2023. There were no payments due for the years ended December 31, 2022 or 2023. The fair value of this contingent consideration liability involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time periods as well as when we expect to receive payment for the related net invoices. At December 31, 2023, the contingent consideration liability on our balance sheet was USD $1.1 million which was its estimated fair value at that date. Any future adjustments to the estimated fair value of the contingent liability will be recorded in our results of operations for the period in which the adjustment occurs.

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

If we fail to accurately assess and successfully integrate any recent or future acquisitions, we may not achieve the anticipated benefits, which could result in lower revenue, unanticipated operating expenses, and financial losses. Successful integration involves many challenges, including:

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

We sell certain of our products in markets other than the semi market, including the automotive, defense/aerospace, industrial, life sciences and security markets. During 2023 and 2022, our sales to markets other than the semi market were $57.6 million and $48.4 million, respectively, and represented 47% and 42% of our consolidated revenue, respectively. Our goal is to increase our sales to markets other than the semi market; however, in most cases, the expansion of our product sales into these new markets has occurred in the last several years, and we may experience difficulty in expanding our sales efforts further into these markets. These difficulties could include hiring sales and marketing staff with sufficient experience selling into these new markets and our ability to continue to develop products which meet the needs of customers in these markets and which are not currently offered by our competitors. In addition, due to the highly specialized nature of certain of our product offerings in these markets, we do not expect broad market penetration in many of these markets. If we are unable to expand these sales, our revenue and results of operations will remain substantially dependent upon the cycles of the semi market.

RISKS RELATED TO OUR BUSINESS OPERATIONS

If our suppliers do not meet product or delivery requirements, or inflationary pressures continue to increase and we cannot increase our prices to our customers, we could have reduced revenues and earnings.

During 2022, as global supply chain constraints became more pronounced, we experienced price increases and lack of availability from several of our normal suppliers for the materials needed to produce our products in a timely manner and/or with the level of margins we typically expect to achieve. While the global supply chain seems to have returned to a more normalized state as of the end of 2023, certain components of our products may continue to be in short supply from time to time because of high demand or the inability of some vendors to consistently meet our quality or delivery requirements. A significant portion of our material purchases require some custom work, and there are not always multiple suppliers capable of performing such custom work on a timely or cost-effective basis. If any of our suppliers were to cancel commitments or fail to meet quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have reduced revenues and earnings, experience reputational harm and be subject to contractual penalties, any of which could have a material adverse effect on our business, results of operations and financial condition. Additionally, we may not be able to raise our prices to our customers in an amount or timeframe sufficient to offset the increases in price we are experiencing from our suppliers. This could result in a reduction in our earnings in future periods.

A breach of our operational or security systems could negatively affect our business, our reputation and results of operations.

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in, or a breach of, our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyberattacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, result in litigation, damage our reputation, cause losses and significantly increase our costs. Although we have been and continue to be the target of security breaches, we have not experienced material losses to date related to such incidents. Nevertheless, there can be no assurance that we will not suffer such losses in the future. In addition, domestic and international regulatory agencies have implemented, and are continuing to implement, various reporting and remediation requirements that companies must comply with upon learning of a breach. While we have insurance that may protect us from incurring some of these costs, there is no assurance that such insurance coverage is adequate to cover all costs and damages incurred in connection with a cyberattack.

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

We determined that our internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weakness related to recognition of revenue related to the sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers, as discussed in Part II, Item 9A of this Annual Report on Form 10-K. This material weakness has not been remediated and accordingly our internal control over financial reporting and disclosure controls and procedures remains ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance that those efforts will be successful. Refer to Part II, Item 9A for further details of the material weakness and remediation efforts.

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

Our credit facility with M&T Bank contains covenants requiring us to, among other things, provide financial and other information and to provide notice upon the occurrence of certain events affecting us or our business. These covenants also place restrictions on our ability to incur additional indebtedness, and enter into certain transactions, including selling assets, engaging in mergers or acquisitions, or engaging in transactions with affiliates. If we fail to satisfy one or more of the covenants under our credit facility, we would be in default thereunder, and may be required to repay such debt with capital from other sources or otherwise not be able to draw down against our facility. Under such circumstances, we may have difficulty in locating another lender that would be willing to extend credit to us, and other sources of capital may not be available to us on reasonable terms or at all. See “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview – Credit Facility” and Note 10 to our consolidated financial statements in this Report for a discussion of the material terms of our credit facility.

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

During the year ended December 31, 2023, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue. During the years ended December 31, 2023 and 2022, our ten largest customers accounted for approximately 42% and 43% of our consolidated revenue, respectively. The loss of any one or more of our largest customers, or a reduction in orders by a major customer could materially reduce our net revenues or otherwise materially affect our business, financial condition or results of operations.

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

In late February 2022, Russia initiated significant military action against Ukraine. In response, the U.S. and certain other countries imposed significant sanctions and trade actions against Russia. The U.S. and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions taken by the U.S. and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. The continuing conflict has caused regional instability and could cause geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy, which could materially adversely affect our financial condition or results of operations. In addition, the conflict and actions taken in response to the conflict could increase our costs or disrupt our supply chain for certain material which Acculogic currently primarily acquires from one supplier in Belarus. If we cannot source this material from alternate suppliers for similar costs, our revenue and earnings could be adversely affected.

We have a sole source supplier of components in Israel and the current Hamas-Israel conflict could disrupt our supply chain or cause other adverse effects on our revenue and earnings.

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict is ongoing, and it is unclear when it might end. The continuing conflict is likely to cause regional instability and could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations. Our subsidiary, Ambrell has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are not viable alternatives available. There can be no assurance that the situation will not worsen, which could impact our ability to assemble and ship certain of our induction heating products which could have a material impact on our results of operations in future periods.

A substantial portion of our customers are located outside the U.S., which exposes us to foreign political and economic risks.

We have operated internationally for many years and expect to expand our international operations to continue expansion of our sales and service to our non-U.S. customers. Our foreign subsidiaries generated 24% and 19% of consolidated revenue in 2023 and 2022, respectively. Revenue from foreign customers totaled $78.1 million, or 63% of consolidated revenue in 2023, and $67.7 million, or 58% of consolidated revenue in 2022. We expect our revenue from foreign customers will continue to represent a significant portion of total revenue. In addition to the risks generally associated with sales and operations in the U.S., sales to customers outside the U.S. and operations in foreign countries are subject to additional risks, which may, in the future, affect our operations. These risks include:

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

While much of our cash is in the U.S., a significant portion is generated from and maintained by our foreign operations. At December 31, 2023, $5.8 million, or 13% of our cash and cash equivalents was held by our foreign subsidiaries. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our cash requirements and if we are unable to efficiently and timely repatriate cash from overseas. Any payment of distributions, loans or advances to us by our foreign subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate. If we are unable to repatriate the earnings of our subsidiaries, it could have an adverse impact on our ability to redeploy earnings in other jurisdictions where they could be used more profitably.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	CYBERSECURITY

Cyber Security Governance

Oversight of cybersecurity risks by management is led by our Information Technology (“IT”) Committee, which is chaired by our Director of IT and comprised of members of senior management including our Chief Executive Officer and Chief Financial Officer. Among its responsibilities, the IT Committee identifies our material cyber risks and reviews the strategies, processes and controls in place to facilitate the understanding, identification, prevention, measurement, reporting and mitigation of those risks. The IT Committee meets quarterly to review our cyber risk management strategy. A member of the Board attends these meetings as an observer.

The Board and senior management provide general oversight and support to the IT Committee. The Board periodically reviews, appraises and discusses with management the effectiveness of our information technology security, data privacy and cyber security and related risks.

Risk Management and Strategy

Cybersecurity is a key component of our overall risk management system. We are implementing processes that are designed to effectively manage risks from cybersecurity threats. The IT Committee currently has in place an Incident Response Plan (the “IRP”). The IRP lays out our guidelines for responding to and handling cyber incidents. The IRP helps to ensure a quick and organized response in the event of a cyber incident and helps ensure all necessary members of management, the Board and legal counsel are informed so action can be taken as soon as possible. Under the IRP, once a cyber incident is identified, a response team will review the details of the cyber incident, inform management and the Board and work to secure our systems and fix the vulnerability. An investigation will be conducted, with the assistance of third-party consultants if needed, to determine the root cause of the cyber incident, the materiality of the cyber incident, and any disclosure or legal obligations that will stem from the cyber incident.

To help prevent cyber security incidents we have integrated a number of third-party services into our IT systems to bolster our cyber security defenses. These services include a detection and response system which provides continuous monitoring of our IT systems, end-point protection on all of our computers and connected devices, as well as two-step verification for accessing our systems. We also engage a third-party consultant with experience in cyber defense to review our IRP to ensure it meets current standards and best practices.

We have been the victim of cyber incidents and may be the subject of cyber incidents in the future. See Item 1A, Risk Factors for more information about the risk posed to us by cybersecurity threats.

Item 2.	PROPERTIES

At December 31, 2023, we leased thirteen facilities worldwide. The following chart provides information regarding each of our principal facilities that we leased at December 31, 2023:

Location	Lease Expiration	Approx. Square Footage	Principal Uses
Rochester, NY	April 2028	79,150	Process Technologies segment operations (principal facility for Ambrell)
Mansfield, MA	December 2024	52,700	Environmental Technologies segment operations (principal facility for iTS), Process Technologies segment operations (principal facility for Videology)
Mt. Laurel, NJ	April 2031	33,650	Corporate headquarters and Electronic Test segment operations
Penang, Malaysia	March 2027(1)	25,000	Applications engineering, product development and localized manufacturing for nearly all inTEST brands
Ontario, Canada	February 2028	16,437	Electronic Test segment operations (primary facility for Acculogic Inc.)
Fremont, CA	November 2025(2)	15,746	Formerly Electronic Test segment sales and engineering

All of our facilities have space to accommodate our needs for the foreseeable future.

(1)	Expected to commence operations in the second half of 2024.
(2)

During the fourth quarter of 2020, we consolidated all manufacturing operations for our EMS segment into our facility in Mt. Laurel, New Jersey, as more fully discussed in Note 5 to our consolidated financial statements for the year ended December 31, 2022 in our Annual Report on Form 10-K that was filed with the SEC on March 22, 2023. In August 2021, we subleased this facility for the balance of the term.

As described further in Item 1, “Business—Acquisition,” effective March 12, 2024, in connection with our acquisition of Alfamation, we leased an additional facility for that operation. That facility is approximately 51,817 square feet and is located in Milan, Italy. The initial lease term expires on March 12, 2030, and renews automatically unless terminated by either party.

Item 3.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is traded on NYSE American LLC (“NYSE American”) under the symbol "INTT." On March 1, 2024, the closing price for our common stock as reported on the NYSE American was $12.16. At March 1, we had 12,164,698 shares outstanding that were held by approximately 1,000 beneficial and record holders.

No dividends were paid on our common stock in the years ended December 31, 2023 or 2022. We do not currently plan to pay cash dividends in the foreseeable future. Our current policy is to use any future earnings for reinvestment in the operation and expansion of our business, including possible acquisitions of other businesses, technologies or products and, when approved by our Board of Directors, to repurchase our outstanding common stock. Payment of any future dividends will be at the discretion of our Board of Directors.

Purchases of Equity Securities

There were no shares of our common stock repurchased by us or on our behalf during the three months ended December 31, 2023.

On November 20, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10 million until November 2024. We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice. As of December 31, 2023, no shares had been repurchased under the Repurchase Plan.

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

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2023. In addition, please refer to the discussion of our business and markets contained in Part I, Item 1 of this Report. Management's Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements that reflect our plans, estimates, and beliefs, all of which are based on our current expectations and could be affected by certain uncertainties, risks, and other factors described under Cautionary Statement Regarding Forward-Looking Statements, Risk Factors, and elsewhere throughout this Annual Report. Our actual results could differ materially from those discussed in the forward-looking statements or from our prior results.

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

Acquisition

On March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., (“Alfamation”), a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation will become a part of our Electronic Test operating segment. The aggregate purchase price was approximately €20 million comprised of approximately €18 million in cash, 187,432 shares of our common stock and an additional approximately €542,000 in cash for assets delivered at closing in excess of agreed upon thresholds. On the closing date, this equated to a total purchase price of approximately $22.4 million.

In connection with the acquisition, we have entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation. The Lease Agreement will last for six years starting on March 12, 2024 and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 51,817 square feet. Alfamation will pay a yearly lease payment of €231,312 broken up into four equal payments. At the date of the signing of the Lease Agreement, the yearly lease payment equated to approximately $253,000.

Revenue

The following table sets forth, for the periods indicated, a breakdown of the revenue by market (in thousands).

($ in 000s)	Years Ended
					Change
	12/31/2023		12/31/2022		$	%
Revenue
Semi	$65,735	53.3%	$68,422	58.6%	$(2,687)	-3.9%
Industrial	14,310	11.6%	10,038	8.6%	4,272	42.6%
Automotive/EV	9,895	8.0%	10,776	9.2%	(881)	-8.2%
Life Sciences	4,856	3.9%	4,589	3.9%	267	5.8%
Defense/Aerospace	12,537	10.2%	7,006	6.0%	5,531	78.9%
Security	3,688	3.0%	3,241	2.8%	447	13.8%
Other	12,281	10.0%	12,756	10.9%	(475)	-3.7%
	$123,302	100.0%	$116,828	100.0%	$6,474	5.5%

Total consolidated revenue for the year ended December 31, 2023 was $123.3 million compared to $116.8 million in 2022, an increase of $6.5 million or 6%. The increase in revenue for 2023 as compared to 2022 primarily reflects increased demand for our thermal test solutions from customers in the defense/aerospace and industrial markets, and, to a lesser extent, increased demand for our induction heating solutions from customers in the industrial market. These increases were partially offset by declines in demand from the semi market. While demand from our customers in both the front-end and back-end of the semi market remained strong throughout most of 2023, we experienced declines in revenue from both these sectors of the semi market in the fourth quarter of 2023. We attribute these declines to the cyclical slowdown in the semi market which has been impacting this market as a whole for most of 2023 but which had not yet impacted us significantly as certain specific customers to which we sell many of our products in this market had continued to place orders with us.

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

The following table sets forth, for the periods indicated, a breakdown of the orders received by market (in thousands).

	Years Ended December 31,		Change
	2023	2022	$	%
Orders:
Semi	$59,297	$73,070	$(13,773)	-18.8%
Industrial	14,980	10,554	4,426	41.9%
Auto/EV	10,193	9,899	294	3.0%
Life Sciences	4,353	5,705	(1,352)	-23.7%
Defense/Aerospace	13,386	10,261	3,125	30.5%
Security	2,945	4,386	(1,441)	-32.9%
Other	11,478	15,701	(4,223)	-26.9%
	$116,632	$129,576	$(12,944)	-10.0%

Total consolidated orders for the year ended December 31, 2023 were $116.6 million compared to $129.6 million in 2022, a decrease of $12.9 million, or 10%. Our orders from the semi market decreased $13.8 million, primarily reflecting the aforementioned decline in demand in this market in 2023, which impacted us most significantly in the fourth quarter of the year. We also experienced declines in demand from the security and life sciences markets, as well as other markets we serve. These declines were partially offset by increases in demand from customers in the industrial and defense/aerospace markets.

At December 31, 2023, our backlog of unfilled orders for all products was approximately $40.1 million compared with approximately $46.8 million at December 31, 2022. The decrease in our backlog reflects reduced demand for our products and, to a lesser extent, lead times returning to a more normalized pattern. During 2022 our lead times were much longer than they have been historically as global supply chain challenges significantly impacted availability of products for both us and most of our customers. Our backlog includes customer orders that we have accepted, substantially all of which we expect to deliver in 2024. While backlog is calculated on the basis of firm purchase orders, a customer may cancel an order or accelerate or postpone currently scheduled delivery dates. Our backlog may be affected by the tendency of customers to rely on short lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog. As a result, our backlog at a particular date is not necessarily indicative of sales for any future period.

Israel-Hamas War, War in Ukraine and Global Supply Chain Constraints

In early October 2023, Hamas attacked Israel and Israel formally declared war in response to the attack. The conflict is ongoing, and it is unclear when it might end. Ambrell has a sole source supplier of capacitors used in certain of our induction heating products that is located in Israel. This supplier is the sole source supplier of capacitors for numerous induction companies, and currently there are no viable alternatives available. We have been in frequent contact with our supplier since the conflict with Hamas began. We maintain a two-to-three month safety stock on these items. Our supplier has indicated that they have large stock available at more than one facility in Israel, so they believe they have redundancies in place that will help ensure that the supply chain to their customers is uninterrupted. We continue to monitor the situation closely and are staying in close contact with our supplier. However, there can be no assurance that the situation will not worsen which could impact our ability to ship certain of our induction heating products which could have a material impact on our future results of operations.

The ongoing war between Russia and Ukraine continues to contribute to global inflationary pressures and the availability of certain raw materials produced in that region, further exacerbating global supply chain challenges that emerged after the onset of the COVID-19 pandemic. Acculogic purchases certain material from a key sole-source supplier in Belarus, which is bordered by Russia to the east and northeast and Ukraine to the south. At present, we are still receiving shipments from this supplier, and we estimate that we have a six-to-nine-month supply of these parts that we are maintaining. We are currently in the process of qualifying an alternate supplier for these parts. We received prototype sample parts from the alternate supplier which we are now evaluating. We expect to complete this evaluation by the third quarter of 2024.

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

Please refer to Part I, Item 1A in this Report for further discussion of the risks associated with our business operations, including risks associated with foreign operations.

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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue. Revenue was $123.3 million for the year ended December 31, 2023 compared to $116.8 million in 2022, an increase of $6.5 million or 6%. We believe this increase reflects the factors previously discussed in the Overview section above.

Gross Margin. Gross margin was 46% in each of the years ended December 31, 2023 and 2022. During 2023, our fixed operating costs increased $1.6 million compared to 2022, however, these costs represented 12% of revenue in both 2023 and 2022 as they were better absorbed by the higher revenue levels in 2023. The $1.6 million increase primarily reflects higher levels of salary and benefits expense as we made headcount investments to support the higher revenue levels in 2023. To a lesser extent there were also increases in depreciation, reflecting a higher fixed asset base, and travel, reflecting the increased business activity.

Selling Expense. Selling expense was $17.6 million for the year ended December 31, 2023 compared to $15.9 million in 2022, an increase of $1.7 million or 11%. The increase primarily reflects higher salary and benefits expense, reflecting annual merit adjustments and additional headcount investments, along with higher levels of commission expense as a result of the growth in revenue in 2023. In addition, we incurred higher costs for travel and advertising as we increased the number of customer visits and trade show attendance as we work to continue to grow our business.

Engineering and Product Development Expense. Engineering and product development expense was $7.6 million for the year ended December 31, 2023 compared to $7.5 million in 2022, an increase of $89,000, or 1%, primarily reflecting an increase in materials used in product development projects and fees paid to third parties to assist in our development efforts. These increases were offset somewhat by a decrease in salary and benefits expense as we had open positions in 2023 that were filled in the comparable prior period.

General and Administrative Expense. General and administrative expense was $21.3 million for the year ended December 31, 2023 compared to $19.3 million in 2022, an increase of $2.0 million, or 11%. This increase includes the impact of $1.2 million of costs for corporate development activities, a significant portion of which were incurred in the third quarter of 2023 related to an acquisition opportunity which we are no longer pursuing. In addition, we recorded higher levels of salary and benefits expense, reflecting annual merit adjustments and headcount investments. To a lesser extent there were also higher bonus accruals and stock-based compensation expense in 2023 as compared to 2022. These increases were partially offset by a reduction in amortization expense related to our acquired intangible assets and a reduction in the liability for contingent consideration related to the acquisition of Acculogic. The reduction in this liability reflects a decrease in the expected final payout amount, which is discussed more fully in the notes to our consolidated financial statements.

Other Income. For the year ended December 31, 2023, we recorded other income of $1.3 million compared to $59,000 for the same period in 2022, an increase of $1.2 million. The increase in other income was primarily the result of increased interest earned on our cash balances. This reflects both higher average cash balances as well as higher rates of return being earned.

Income Tax Expense. For the year ended December 31, 2023, we recorded income tax expense of $1.7 million in each of the years ended December 31, 2023 and 2022. Our effective tax rate was 15% for 2023 compared to 17% for 2022. On a quarterly basis, we record income tax expense or benefit based on the expected annualized effective tax rate for the various taxing jurisdictions in which we operate our businesses. See Note 11 to our consolidated financial statements for further detail of the difference between our effective tax rates in 2023 and 2022 and the statutory tax rate of 21%.

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

Credit Facility

As discussed in Note 10 to our consolidated financial statements in this Report, on October 15, 2021, we entered into the Loan Agreement with M&T. The Loan Agreement includes a $25 million non-revolving delayed draw term note (the “Term Note”) and a $10 million revolving credit facility (the “Revolving Facility and together with the Term Note, the “Credit Facility”). The Credit Facility had a five year contract period that began on the Closing Date and expired on October 15, 2026, and draws under the Term Note were permissible for two years.

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note 1A. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25 million to $50.5 million, which raises the available funding at December 31, 2023 to $30 million. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At December 31, 2023, we had not borrowed any amounts under the $10 million Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement. The principal balance of the Revolving Facility and the principal balance of any amount drawn under the Term Note accrues interest based on the Secured Overnight Financing Rate or a bank-defined base rate plus an applicable margin, depending on leverage. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets. At December 31, 2023, we were in compliance with all of the covenants included in the Credit Facility. At December 31, 2023, we were in compliance with debt covenants of the Amended Loan Agreement.

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

On December 29, 2021, we drew $8.5 million under the Term Note to finance the acquisition of Acculogic. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2023, it was approximately 7.4% based on current leverage.

Interest expense for the years ended December 31, 2023 and 2022 was $679,000 and $635,000, respectively.

Liquidity

Our cash and cash equivalents and working capital were as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$45,260	$13,434
Working capital	$61,479	$33,182

At December 31, 2023, $5.8 million, or 13%, of our cash and cash equivalents was held by our foreign subsidiaries. We currently expect our cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations in the next twelve months to be sufficient to support our short-term working capital requirements and other corporate requirements. Our Revolving Facility is discussed in Note 10 to our consolidated financial statements in this Report.

Our material short-term cash requirements include payments due under our various lease agreements, recurring payroll and benefits obligations to our employees, purchase commitments for materials that we use in the products we sell and principal and interest payments on our debt. We anticipate making investments in our business in the next twelve months including hiring of additional staff, updates to our systems and investments related to our geographic and market expansion efforts. We estimate that our minimum short-term working capital requirements currently range between $8.0 million and $10.0 million. We expect our current cash and cash equivalents, in combination with the borrowing capacity available under our Revolving Facility and the anticipated net cash to be provided by our operations to be sufficient to support these additional investments as well as our current short-term cash requirements.

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

Cash Flows

Operating Activities. Net cash provided by operations for the year ended December 31, 2023 was $16.2 million. For the year ended December 31, 2023, we recorded net earnings of $9.3 million. During this same period, we had non-cash charges of $4.7 million for depreciation and amortization (which included $1.6 million of amortization related to right-of-use (“ROU”) assets and $2.0 million for deferred compensation expense related to stock-based awards. We also recorded a $1.2 million deferred income tax benefit during 2023. Accounts receivable decreased $3.0 million, inventories decreased $2.0 million and accounts payable decreased $1.8 million during 2023, reflecting the slowing in the level of business activity in the fourth quarter of 2023 and a return to a more normalized supply chain where we were not needing to purchase inventory as far in advance as we had been at the end of 2022. Operating lease liabilities decreased $1.7 million during 2023, reflecting payments made under our various lease agreements. Other liabilities increased $1.3 million primarily reflecting an increase in the portion of our deferred revenue that we expect to convert to revenue more than twelve months from now, primarily related to sale of discontinued material/components purchased on behalf of customers.

Investing Activities. Net cash used in investing activities for year ended December 31, 2023 was $1.3 million, all of which represented purchases of property and equipment. These purchases primarily represent leasehold improvements to our new facility for our Acculogic operation in Canada and test equipment for our Electronic Test segment. These purchases were funded using our working capital. We have no significant commitments for capital expenditures for 2024; however, depending upon changes in market demand or manufacturing and sales strategies, we may make such purchases or investments as we deem necessary and appropriate. These additional cash requirements would be funded by our cash and cash equivalents, anticipated net cash to be provided by operations and our Credit Facility.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2023 was $15.6 million. During 2023, we had net proceeds of $19.2 million from the sale of 921,797 shares of our common stock, as previously discussed. During this same period, we also received $978,000 as a result of the exercise of options to purchase our stock by employees and $174,000 as a result of purchases of our stock that were made by our employees under the inTEST Corporation Employee Stock Purchase Plan. During 2023, we made principal payments on our Term Note totaling $4.1 million and acquired $687,000 of stock as a result of shares withheld by us from employees to satisfy tax liabilities incurred by them as a result of vesting of restricted stock awards. These shares are classified as treasury stock on our consolidated balance sheets.

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

Inventory Valuation

Inventories are valued at cost on a first-in, first-out basis, not in excess of market value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years and obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. During 2023 and 2022, we recorded inventory obsolescence charges for excess and obsolete inventory of $544,000 and $771,000, respectively.

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

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge. At December 31, 2023 and 2022, goodwill was $21.7 million and $21.6 million, respectively. We did not record any impairment charges related to our goodwill during 2023 or 2022.

Indefinite-lived intangible assets are assessed for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. As a part of the impairment assessment, we have the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, as a result of our qualitative assessment, we determine that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required; otherwise, no further testing is required. The quantitative impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Our indefinite-lived intangible assets were trademarks and trade names carried at $8.4 million at each of December 31, 2023 and 2022, respectively. We did not record any impairment charges related to our indefinite-lived intangible assets during 2023 or 2022.

Long-lived assets, which consist of finite-lived intangible assets, property and equipment and ROU assets, are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time. At December 31, 2023 and 2022, finite-lived intangibles and long-lived assets were $16.4 million and $19.1 million, respectively. We did not record any impairment charges related to our long-lived assets during 2023 or 2022.

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

Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021. The contingent consideration liability represents the fair value of additional payments we may make to the seller of up to an additional CAD $5.0 million in the five-year period from 2022 through 2026. The additional payments will be based on a percent of net invoices for which payments have been received on systems sold to EV or battery customers in excess of CAD $2.5 million per year in each of the five years. There were no payments due to the seller for the years ended December 31, 2022 or 2023. The maximum payment over the five-year period is capped at CAD $5.0 million, which equates to approximately $3.8 million at December 31, 2023. The fair value of this Level 3 instrument involves assessing the total amount of revenue we expect from sales to EV or battery customers during the applicable time period as well as when we expect to receive payment for the related net invoices. At December 31, 2023 and 2022, the contingent consideration liability on our balance sheet was $1.1 million and $1.4 million, respectively. The current portion of this liability at December 31, 2023 and 2022 was $0 and $324,000, respectively, and was included in Other Current Liabilities.

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

Deferred tax assets are analyzed to determine if there will be sufficient taxable income in the future in order to realize such assets. We assess all of the positive and negative evidence concerning the realizability of the deferred tax assets, including our historical results of operations for the recent past and our projections of future results of operations, in which we make subjective determinations of future events. If, after assessing all of the evidence, both positive and negative, a determination is made that the realizability of the deferred tax assets is not more likely than not, we establish a deferred tax valuation allowance for all or a portion of the deferred tax assets depending upon the specific facts. If any of the significant assumptions were changed, materially different results could occur, which could significantly change the amount of the deferred tax valuation allowance established. At December 31, 2023 and 2022 we had a net deferred tax asset of $1.4 million and $280,000, respectively. Our deferred tax valuation allowance at December 31, 2023 and 2022 was $245,000 and $227,000, respectively.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the year ended December 31, 2023 that have or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

CEO/CFO Conclusions about the Effectiveness of the Disclosure Controls and Procedures. As required by Rule 13a-15(b) of the Exchange Act, inTEST management, including our CEO and CFO, conducted an evaluation as of the end of the period covered by this Report, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective at the reasonable assurance level.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis. The identified material weakness contributed to the restatements of our financial statements for the three and nine months ended September 30, 2023.

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

This material weakness contributed to material misstatements in our consolidated financial statements for the three and nine months ended September 30, 2023, which have been corrected and restated in our Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2023. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Remediation Efforts

Management is developing a remediation plan to address the material weakness discussed above. Remediation will not occur until the plan is implemented and there has been appropriate time for us to conclude through testing that the control operates effectively.

Changes in Internal Control Over Financial Reporting

As described above, we are in the process of developing and implementing changes to our internal control over financial reporting to remediate the material weaknesses described herein. Other than these changes, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) on Internal Control-Integrated 2013 Framework. Based upon this assessment, management believes that, at December 31, 2023, our internal control over financial reporting is not effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their report included in this Report on page F-3.

Item 9B.	OTHER INFORMATION

On December 8, 2023, Richard N. Grant, the Company’s Chief Executive Officer, entered into a prearranged stock trading plan (the “Grant 10b5-1 Plan”). The Grant 10b5-1 Plan was entered into during an open insider trading window, is designed to satisfy the affirmative defense of Rule 10b5-1(c), and terminates on December 31, 2026. The Grant 10b5-1 Plan provides for the sale from time to time upon a vesting event of a number of shares equal to 40% of the fair market value of the shares that vest upon such vesting event for the purpose of covering applicable taxes due at such vesting event. The plan also has a one-time sale of Common Stock with an aggregate value not to exceed $775,000.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

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

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 201(d) of Regulation S-K is set forth below. The remainder of the information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

The following table shows the number of securities that may be issued pursuant to our equity compensation plans (including individual compensation arrangements) at December 31, 2023:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	505,006	$10.46	1,350,094
Equity compensation plans not approved by security holders	-	-	-
Total	505,006	$10.46	1,350,094

(1)	The securities that may be issued are shares of inTEST common stock, issuable upon exercise of outstanding stock options.
(2)

The securities that remain available for future issuance include 1,143,026 that are issuable pursuant to the inTEST Corporation 2023 Stock Incentive Plan and 207,068 that are issuable pursuant to the inTEST Corporation Employee Stock Purchase Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this Annual Report on Form 10-K are:

(i)     Our consolidated financial statements and notes thereto as well as the applicable reports of our independent registered public accounting firm are included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 16.	FORM 10-K SUMMARY

None.

Index to Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation. (2)
3.2	Bylaws as amended and restated on April 23, 2018. (3)
4.1	Description of Securities. (2)
10.1	Lease Agreement between Exeter 804 East Gate, LLC and the Company dated May 10, 2010. (4)
10.2	First Amendment to Lease Agreement, dated September 22, 2020, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (5)
10.3	Second Amendment to Lease Agreement, dated April 7, 2021, by and between inTEST Corporation and Exeter 804 East Gate 2018, LLC. (6)
10.4	Lease Agreement between AMB-SGP Seattle/Boston, LLC and Temptronic Corporation (a subsidiary of the Company), dated October 25, 2010. (7)
10.5	Second Amendment to Lease between James Campbell Company, LLC and Temptronic Corporation dated April 8, 2019. (8)
10.6	Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated January 9, 2012. (9)
10.7	First Amendment to Lease Agreement between Columbia California Warm Springs Industrial, LLC and inTEST Silicon Valley Corporation dated November 18, 2016. (10)
10.8	Second Amendment to Standard Lease Agreement, dated January 23, 2020, by and between inTEST Silicon Valley Corporation and Fremont Business Center, LLC. (11)

10.9	Guaranty Agreements between Columbia California Warm Springs Industrial, LLC and inTEST Corporation dated January 9, 2012. (9)
10.10	Lease Agreement between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (12)
10.11	Guaranty of Lease between Maguire Family Properties, Inc. and Ambrell Corporation dated December 19, 2017. (12)
10.12	Lease Agreement between Apple Creek Properties Limited and Acculogic Inc. dated November 30, 2022. (22)
10.13

Amended and Restated Loan and Security Agreement dated October 15, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation and M&T Bank. (23)

10.14

Joinder and Second Amendment to Amended and Restated Loan and Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (13)

10.15

Third Amendment to Amended and Restated Loan and Security Agreement, dated September 20, 2022, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd., Acculogic Inc. and M&T Bank. (24)

10.16	Amended and Restated Delayed Draw Term Note 1, dated October 28, 2021. (1)
10.17	Second Amended and Restated Delayed Draw Term Note 1A, dated December 30, 2021. (13)
10.18	Third Amended and Restated Delayed Draw Term Note 1A, dated September 30, 2022. (24)
10.19	Delayed Draw Term Note 1B, dated December 30, 2021. (13)
10.20	Guarantee and Indemnity Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (13)
10.21	Pledge Agreement, dated December 30, 2021, between inTEST Corporation and M&T Bank. (13)
10.22	General Security Agreement, dated December 30, 2021, among inTEST Corporation, Acculogic Inc. and M&T Bank. (13)
10.23

Second Amended and Restated Patents, Trademarks, Copyrights and Licenses Security Agreement, dated December 30, 2021, among inTEST Corporation, Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (13)

10.24

Second Amended and Restated Surety Agreement, dated December 30, 2021, among Ambrell Corporation, inTEST Silicon Valley Corporation, inTEST EMS, LLC, Temptronic Corporation, Videology Imaging Corporation, Acculogic Ltd. and M&T Bank. (13)

10.25	Second Amended and Restated Revolver Note, dated October 15, 2021. (14)
10.26	Form of Indemnification Agreement (15)(*)
10.27	inTEST Corporation Fourth Amended and Restated 2014 Stock Plan (18)(*)
10.28	inTEST Corporation Employee Stock Purchase Plan. (17)(*)
10.29	Letter Agreement between the Company and Richard N. Grant, Jr. dated July 24, 2020 (19)(*)
10.30	Letter Agreement between the Company and Duncan Gilmour dated June 10, 2021(20)(*)
10.31	Change of Control Agreement dated August 11, 2020 between the Company and Richard N. Grant, Jr. (16)(*)
10.32	Change of Control Agreement dated June 10, 2021 between the Company and Duncan Gilmour. (25)(*)
10.33	Form of Officer Compensation Plan. (*)(+)
10.34	Form of Restricted Stock Award Agreement for Employees. (16)(*)
10.35	Form of Restricted Stock Award Agreement for Directors. (16)(*)
10.36	Form of Non-Qualified Stock Option Agreement. (21)(*)
10.37	Form of Incentive Stock Option Agreement. (21)(*)
10.38	Compensatory Arrangements of Directors. (*)
10.39	inTEST Corporation 2023 Stock Incentive Plan. (26)(*)
10.40	Sales Agreement dated May 11, 2023, by and between inTEST Corporation and Lake Street Capital Markets, LLC. (27)
10.41	Lease Agreement, dated December 4, 2023, between inTEST SE ASIA SDN BHD and PERFECT PRESS SDN BHD. (28)
21	Subsidiaries of the Company.
23	Consent of RSM US LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy Relating to Recovery of Erroneously Awarded Compensation.(*)
101.INS	Inline XBRL Taxonomy Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in Exhibit 104 because its Inline XBRL tags are embedded within the Inline XBRL document).

(1)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 28, 2021, File No. 001-36117, filed November 2, 2021, and incorporated herein by reference.
(2)	Previously filed by the Company as an exhibit to the Company’s Form 10-K for the year ended December 31, 2019, File No. 001-36117, filed March 23, 2020, and incorporated herein by reference.
(3)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 23, 2018, File No. 001-36117, filed April 25, 2018, and incorporated herein by reference.
(4)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 10, 2010, File No. 000-22529, filed May 13, 2010, and incorporated herein by reference.
(5)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 22, 2020, File No. 001-36117, filed September 24, 2020, and incorporated herein by reference.
(6)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2021, File No. 001-36117, filed April 13, 2021, and incorporated herein by reference.
(7)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 27, 2010, File No. 000-22529, filed October 29, 2010, and incorporated herein by reference.
(8)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated April 8, 2019, File No. 001-36117, filed April 12, 2019, and incorporated herein by reference.
(9)

Previously filed by the Company as an exhibit to the Company’s Form 10-Q Amendment No. 1 for the quarter ended March 31, 2012, File No. 000-22529, filed May 15, 2012, and incorporated herein by reference.

(10)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated November 18, 2016, File No. 001-36117, filed November 22, 2016, and incorporated herein by reference.
(11)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated January 23, 2020, File No. 001-36117, filed January 28, 2020, and incorporated herein by reference.
(12)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 19, 2017, File No. 001-36117, filed December 22, 2017, and incorporated herein by reference.
(13)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 30, 2021, File No. 001-36117, filed January 6, 2022, and incorporated herein by reference.
(14)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(15)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 24, 2020, File No. 001-36117, filed June 29, 2020, and incorporated herein by reference.
(16)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2020, File No. 001-36117, filed November 12, 2020, and incorporated herein by reference.
(17)	Previously filed by the Company as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2021, File No. 001-36117, filed August 12, 2021, and incorporated herein by reference.
(18)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 22, 2022, File No. 001-36117, filed June 27, 2022, and incorporated herein by reference.
(19)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated August 6, 2020, File No. 001-36117, filed August 11, 2020, and incorporated herein by reference.
(20)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated June 10, 2021, File No. 001-36117, filed June 14, 2021, and incorporated herein by reference.
(21)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated March 10, 2021, File No. 001-36117, filed March 16, 2021, and incorporated herein by reference.
(22)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2022, File No. 001-36117, filed December 6, 2022, and incorporated herein by reference.
(23)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated October 15, 2021, File No. 001-36117, filed October 20, 2021, and incorporated herein by reference.
(24)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated September 20, 2022, File No. 001-36117, filed September 26, 2022, and incorporated herein by reference
(25)

Previously filed by the Company as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-36117, filed March 23, 2022, and incorporated herein by reference.

(26)	Previously filed by the Company as an appendix to the Company’s Proxy Statement filed April 27, 2023, and incorporated herein by reference.
(27)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated May 11, 2023, File No. 001-36117, filed May 11, 2023, and incorporated herein by reference.
(28)	Previously filed by the Company as an exhibit to the Company’s Current Report on Form 8-K dated December 6, 2023, File No. 001-36117, filed December 6, 2023, and incorporated herein by reference.

(*)	Indicates a management contract or compensatory plan, contract or arrangement in which directors or executive officers participate.
(+)	This filing omits exhibits and schedules pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementary to the Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

inTEST Corporation

By:	/s/ Richard N. Grant, Jr.	March 27, 2024
Richard N. Grant, Jr.
President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard N. Grant, Jr. Richard N. Grant, Jr., President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2024

/s/ Duncan Gilmour. Duncan Gilmour, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024

/s/ Joseph W. Dews IV Joseph W. Dews IV, Chairman	March 27, 2024

/s/ Steven J. Abrams Steven J. Abrams, Esq., Director	March 27, 2024

/s/ Jeffrey A. Beck Jeffrey A. Beck, Director	March 27, 2024

/s/ Gerald J. Maginnis Gerald J. Maginnis, Director	March 27, 2024

inTEST CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (RSM US LLP PCAOB No. 49)	F - 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2023 and 2022	F - 4

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022	F – 5

Consolidated Statements of Comprehensive Earnings for the years ended December 31, 2023 and 2022	F – 6

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023 and 2022	F - 7

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F - 8

Notes to Consolidated Financial Statements	F - 9

FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	F -31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of inTEST Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 27, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Goodwill

As disclosed in Notes 2 and 4 to the Company’s consolidated financial statements, during 2023 the Company had three operating segments which are also its reporting units – Electronic Test, Environmental Technologies, and Process Technologies. As of December 31, 2023, the Company’s goodwill balance of approximately $21.7 million was allocated across the three reporting units as follows: $3.4 million to Electronic Test, $1.8 million to Environmental Technologies and $16.5 million to Process Technologies. The Company performed an annual goodwill impairment test as of October 1, 2023 using a quantitative evaluation for each of its reporting units. The Company determines the fair value of its reporting units using the income approach, based on a discounted cash flow valuation model. To test for goodwill impairment, the Company compares the fair value of each reporting unit to its carrying value.

Given the significant estimates and assumptions management makes to determine the fair value of the reporting units, we identified management’s assumptions related to revenue growth rates, expense growth rates, control premiums and discount rates utilized in the valuation of the reporting units quantitatively tested for goodwill impairment as a critical audit matter. Auditing the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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

March 27, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of inTEST Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited inTEST Corporation's (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 . In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 of the Company and our report dated March 27, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not appropriately design and implement controls over 1) the identification of and 2) the application of appropriate U.S. GAAP for transactions related to the procurement and sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with the Company and the materials/components are expected to be applied to future product orders for these customers. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 27, 2024 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Blue Bell, Pennsylvania

March 27, 2024

inTEST CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$45,260	$13,434
Restricted cash	-	1,142
Trade accounts receivable, net of allowance for credit losses of $474 and $496, respectively	18,175	21,215
Inventories	20,089	22,565
Prepaid expenses and other current assets	2,254	1,695
Total current assets	85,778	60,051
Property and equipment:
Machinery and equipment	7,118	6,625
Leasehold improvements	3,601	3,242
Gross property and equipment	10,719	9,867
Less: accumulated depreciation	(7,529)	(6,735)
Net property and equipment	3,190	3,132
Right-of-use assets, net	4,987	5,770
Goodwill	21,728	21,605
Intangible assets, net	16,596	18,559
Deferred tax assets	1,437	280
Restricted certificates of deposit	100	100
Other assets	1,013	569
Total assets	$134,829	$110,066

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of Term Note	$4,100	$4,100
Current portion of operating lease liabilities	1,923	1,645
Accounts payable	5,521	7,394
Accrued wages and benefits	4,156	3,907
Accrued professional fees	1,228	884
Customer deposits and deferred revenue	3,797	4,498
Accrued sales commission	1,055	1,468
Domestic and foreign income taxes payable	1,038	1,409
Other current liabilities	1,481	1,564
Total current liabilities	24,299	26,869
Operating lease liabilities, net of current portion	3,499	4,705
Term Note, net of current portion	7,942	12,042
Contingent consideration	1,093	1,039
Deferred revenue, net of current portion	1,331	-
Other liabilities	384	455
Total liabilities	38,548	45,110

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.01 par value; 20,000,000 shares authorized; 12,241,925 and 11,063,271 shares issued, respectively	122	111
Additional paid-in capital	54,450	31,987
Retained earnings	42,196	32,854
Accumulated other comprehensive earnings	414	218
Treasury stock, at cost; 75,758 and 34,308 shares, respectively	(901)	(214)
Total stockholders' equity	96,281	64,956
Total liabilities and stockholders' equity	$134,829	$110,066

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Revenue	$123,302	$116,828
Cost of revenue	66,324	63,388
Gross profit	56,978	53,440

Operating expenses:
Selling expense	17,605	15,903
Engineering and product development expense	7,618	7,529
General and administrative expense	21,316	19,287
Total operating expenses	46,539	42,719

Operating income	10,439	10,721
Interest expense	(679)	(635)
Other income	1,288	59

Earnings before income tax expense	11,048	10,145
Income tax expense	1,706	1,684

Net earnings	$9,342	$8,461

Earnings per common share – basic	$0.82	$0.79

Weighted average common shares outstanding – basic	11,461,399	10,673,017

Earnings per common share – diluted	$0.79	$0.78

Weighted average common shares and common share equivalents outstanding – diluted	11,779,912	10,862,538

See accompanying Notes to Consolidated Financial Statements.

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In thousands)

	Years Ended December 31,
	2023	2022

Net earnings	$9,342	$8,461

Unrealized gain (loss) on interest rate swap agreement	(243)	549
Foreign currency translation adjustments	439	(925)

Comprehensive earnings	$9,538	$8,085

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Earnings	Stock	Equity

Balance, January 1, 2022	10,910,460	$109	$29,931	$24,393	$594	$(204)	$54,823

Net earnings	-	-	-	8,461	-	-	8,461
Other comprehensive loss	-	-	-	-	(376)	-	(376)
Amortization of deferred compensation related to stock-based awards	-	-	1,787	-	-	-	1,787
Issuance of unvested shares of restricted stock	123,533	1	(1)	-	-	-	-
Forfeiture of unvested shares of restricted stock	(5,944)	-	-	-	-	-	-
Stock options exercised	8,060		38	-			38
Shares issued under Employee Stock Purchase Plan	27,162	1	232	-			233
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(10)	(10)

Balance, December 31, 2022	11,063,271	$111	$31,987	$32,854	$218	$(214)	$64,956

Net earnings	-	-	-	9,342	-	-	9,342
Other comprehensive earnings	-	-	-	-	196	-	196
Amortization of deferred compensation related to stock-based awards	-	-	2,047	-	-	-	2,047
Issuance of unvested shares of restricted stock	97,461	1	(1)	-	-	-	-
Issuance of additional shares of restricted sock related to performance-based awards which vested in the period	40,557	-	-	-	-	-	-
Forfeiture of unvested shares of restricted stock	(17,491)	-	-	-	-	-	-
Stock options exercised	124,550	1	977	-	-	-	978
Shares issued under Employee Stock Purchase Plan	11,780	-	205	-	-	-	205
Shares surrendered to satisfy tax liability at vesting of stock-based awards	-	-	-	-	-	(687)	(687)
Shares issued pursuant to At-the-Market Offering	921,797	9	19,235	-	-	-	19,244

Balance, December 31, 2023	12,241,925	$122	$54,450	$42,196	$414	$(901)	$96,281

See accompanying Notes to Consolidated Financial Statements

inTEST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$9,342	$8,461
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,683	4,734
Provision for excess and obsolete inventory	544	771
Foreign exchange (gain) loss	(9)	109
Amortization of deferred compensation related to stock-based awards	2,047	1,787
Discount on shares sold under Employee Stock Purchase Plan	31	36
Proceeds from sale of demonstration equipment, net of gain	167	68
Loss on disposal of property and equipment	11	-
Deferred income tax benefit	(1,157)	(1,659)
Adjustment to contingent consideration liability	(294)	-
Changes in assets and liabilities:
Trade accounts receivable	2,991	(4,886)
Inventories	2,027	(10,631)
Prepaid expenses and other current assets	(535)	(243)
Other assets	(686)	(2)
Operating lease liabilities	(1,712)	(1,363)
Accounts payable	(1,811)	2,875
Accrued wages and benefits	231	(118)
Accrued professional fees	339	(157)
Customer deposits and deferred revenue	(759)	(1,464)
Accrued sales commission	(421)	621
Domestic and foreign income taxes payable	(371)	(573)
Other current liabilities	231	184
Deferred revenue, net of current portion	1,331	-
Other liabilities	(17)	61
Net cash provided by (used in) operating activities	16,203	(1,389)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of contingent consideration related to Z-Sciences acquisition	-	(179)
Refund of final working capital adjustment related to Acculogic	-	371
Purchase of property and equipment	(1,291)	(1,365)
Purchase of short term investments	-	(3,494)
Sales of short term investments	-	3,494
Net cash used in investing activities	(1,291)	(1,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from public offering of common stock	19,244	-
Repayments of Term Note	(4,100)	(3,958)
Proceeds from stock options exercised	978	38
Proceeds from shares sold under Employee Stock Purchase Plan	174	197
Settlement of employee tax liabilities in connection with treasury stock transaction	(687)	(10)
Net cash provided by (used in) financing activities	15,609	(3,733)

Effects of exchange rates on cash	163	(324)
Net cash provided by (used in) all activities	30,684	(6,619)
Cash, cash equivalents and restricted cash at beginning of period	14,576	21,195
Cash, cash equivalents and restricted cash at end of period	$45,260	$14,576
Cash payments for:
Domestic and foreign income taxes	$3,240	$3,924

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of unvested shares of restricted stock	$1,601	$1,138
Forfeiture of unvested shares of restricted stock	(176)	(54)

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

We announced in December 2023 that we have signed a lease on a 25,000 square foot facility in Penang, Malaysia which will support applications engineering, product development and localized manufacturing for nearly all inTEST brands. Operations are expected to begin at this location at some point in 2024. In connection with this operation, we established inTEST SE Asia Sdn Bhd (“inTEST SE Asia”), a private limited company incorporated in Malaysia which is a wholly-owned subsidiary of inTEST Corporation.

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

Subsequent Events

We have made an assessment of our operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2023 other than those described in Note 19.

Business Combinations

Acquired businesses are accounted for using the purchase method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Fair values of intangible assets are estimated by valuation models prepared by our management and third-party advisors. The assets purchased and liabilities assumed have been reflected in our consolidated balance sheets, and the operating results are included in the consolidated statements of operations and consolidated statements of cash flows from the date of acquisition. Any change in the fair value of acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, will be recognized in the consolidated statements of operations in the period of the estimated fair value change. Acquisition-related transaction costs, including legal and accounting fees and other external costs directly related to the acquisition, are recognized separately from the acquisition and expensed as incurred in general and administrative expense in the consolidated statements of operations.

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

Restricted cash at December 31, 2022 represented amounts deposited at our bank in the Netherlands to support a bank guarantee which one of the customers of our induction heating products required as a condition of paying a deposit on a large order they placed with us in 2022. The amount of the deposit, and, accordingly, the guarantee, was EUR 1,160. At December 31, 2022 this amount was $1,142. The related order was Euro denominated. The amount of the deposit and related guarantee declined as shipments were made against the order. At December 31, 2023, this deposit had been fully utilized and the bank guarantee had therefore lapsed.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets and the consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$45,260	$13,434
Restricted cash	-	1,142

Total cash, cash equivalents and restricted cash	$45,260	$14,576

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. We grant credit to customers and generally require no collateral. To minimize our risk, we perform ongoing credit evaluations of our customers' financial condition. As discussed below under “Effect of Recently Adopted Amendments to Authoritative Accounting Guidance”, effective January 1, 2023, we follow the guidance in ASC Topic 326 (Financial Instruments – Credit Losses) in developing our estimate of the allowance for credit losses related to our accounts receivable. The allowance for credit losses is our best estimate of the amount of expected credit losses in our existing accounts receivable. In establishing the amount of allowance for credit losses, we consider all information available as of the reporting date including information related to past events, such as historical loss rates and actual incurred losses, as well as current conditions that may indicate future risk of loss and any other factors of which we are aware, that we believe could impact the ultimate collectability of the related receivables in future periods.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any significant off-balance sheet credit exposure related to our customers. Cash flows from accounts receivable are recorded in operating cash flows.

For the year ended December 31, 2023, there were no significant changes in the amount of the allowance for credit losses. Bad debt recoveries totaled $198 and $470 for the years ended December 31, 2023 and 2022, respectively. These amounts had all been fully written off in a prior period or pre-acquisition, in the case of recently acquired businesses, and were no longer in our accounts receivable balance. Bad debt expense to reserve for items currently in our accounts receivable balance which we do not expect to collect totaled $286 for the year ended December 31, 2022. There was no similar bad debt expense for the year ended December 31, 2023. Cash flows from accounts receivable are recorded in operating cash flows.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, our credit facility, interest rate swaps and our liabilities for contingent consideration. Our cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at cost which approximates fair value, due to the short maturities of the accounts. Our credit facility and our interest rate swap are discussed further below and in Note 10. Our liabilities for contingent consideration are accounted for in accordance with the guidance in ASC 820 (Fair Value Measurement). ASC 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Our contingent consideration liabilities are measured at fair value on a recurring basis using Level 3 inputs which are inputs that are unobservable and significant to the overall fair value measurement. These unobservable inputs reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. See Note 3 for further disclosures related to the fair value of our liabilities for contingent consideration.

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

Nature of Products and Services

We are a global supplier of innovative test and process technology solutions for use in manufacturing and testing in targeted markets including automotive, defense/aerospace, industrial, life sciences, security and semiconductor. We sell thermal management products including ThermoStreams, ThermoChambers, process chillers, refrigerators and freezers, which we sell under our Temptronic, Sigma, Thermonics and North Sciences product lines, and Ambrell Corporation’s (“Ambrell”) precision induction heating systems, including EKOHEAT and EASYHEAT products. As a result of the acquisition of Videology, we sell industrial-grade circuit board mounted video digital cameras and related devices, systems and software. We sell semiconductor ATE interface solutions which include manipulators, docking hardware and electrical interface products. As a result of the acquisition of Acculogic, we sell robotics-based electronic production test equipment. We sell semiconductor ATE interface solutions and certain thermal management products to the semi market. We also sell many of our products to various other markets including the automotive, defense/aerospace, industrial, life sciences and security markets. We provide post-warranty service and support for the equipment we sell.

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

See Notes 5 and 17 for further information about our revenue from contracts with customers.

Inventories

Inventories are valued at cost on a first-in, first-out basis, not in excess of net realizable value. Cash flows from the sale of inventories are recorded in operating cash flows. On a quarterly basis, we review our inventories and record excess and obsolete inventory charges based upon our established objective excess and obsolete inventory criteria. Our criteria identify excess material as the quantity of material on hand that is greater than the average annual usage of that material over the prior three years. Our criteria identify obsolete material as material that has not been used in a work order during the prior twenty-four months. In certain cases, additional excess and obsolete inventory charges are recorded based upon current market conditions, anticipated product life cycles, new product introductions and expected future use of the inventory. The excess and obsolete inventory charges we record establish a new cost basis for the related inventories. We incurred excess and obsolete inventory charges of $544 and $771 for the years ended December 31, 2023 and 2022, respectively.

Property and Equipment

Machinery and equipment are stated at cost, except for machinery and equipment acquired in a business combination, which are stated at fair value at the time of acquisition. As previously discussed above under "Goodwill, Intangible and Long-Lived Assets," machinery and equipment that has been determined to be impaired is written down to its fair value at the time of the impairment. Depreciation is based upon the estimated useful life of the assets using the straight-line method. The estimated useful lives range from one to ten years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the estimated useful life of the asset. Total depreciation expense was $1,021 and $809 for the years ended December 31, 2023 and 2022, respectively.

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

Interest Rate Swap Agreement

We are exposed to interest rate risk on our floating-rate debt. We have entered into an interest rate swap agreement to effectively convert our floating-rate debt to a fixed-rate basis for a portion of our floating rate debt, as discussed further in Notes 3 and 10. The principal objective of this agreement is to eliminate the variability of the cash flows for interest payments associated with our floating-rate debt, thus reducing the impact of interest rate changes on future interest payment cash flows. We have elected to apply the hedge accounting rules in accordance with ASC Topic 815 (Derivatives and Hedging). Further, we have determined that this agreement qualifies for the shortcut method of hedge accounting. Changes in the fair value of interest rate swap agreements designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Contingent Liability for Repayment of State and Local Grant Funds Received

In connection with leasing a facility in Rochester, New York, which our subsidiary, Ambrell, occupied in May 2018, we entered into agreements with the city of Rochester and the state of New York under which we received grants totaling $550 to help offset a portion of the cost of the leasehold improvements we made to this facility. In exchange for the funds we received under these agreements, we are required to create and maintain specified levels of employment in this location through various dates ending in 2024. If we fail to meet these employment targets, we may be required to repay a proportionate share of the proceeds. At December 31, 2023, $193 of the total proceeds received could still be required to be repaid if we do not meet the targets. We have recorded this amount as a contingent liability which is included in other liabilities on our consolidated balance sheet. Those portions of the proceeds which are no longer subject to repayment are reclassified to deferred grant proceeds and amortized to income on a straight-line basis over the remaining lease term for the Rochester facility. Deferred grant proceeds are included in other current liabilities and other liabilities on our balance sheets and totaled $246 at December 31, 2023. At December 31, 2023, we were in compliance with the employment targets as specified in the grant agreement with the city of Rochester.

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

Foreign Currency

For our foreign subsidiaries whose functional currencies are not the U.S. dollar, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. The results of operations are translated using an average exchange rate for the period. The effects of rate fluctuations in translating assets and liabilities of these international operations into U.S. dollars are included in accumulated other comprehensive earnings in stockholders' equity. Transaction gains or losses are included in net earnings. For the year ended December 31, 2023, net foreign currency transaction gains were $9. For the year ended December 31, 2022, net foreign currency transaction losses were $109.

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

The table below sets forth, for the periods indicated, a reconciliation of weighted average common shares outstanding - basic to weighted average common shares and common share equivalents outstanding - diluted and the average number of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive:

	Years Ended December 31,
	2023	2022

Weighted average common shares outstanding–basic	11,461,399	10,673,017
Potentially dilutive securities:
Unvested shares of restricted stock and employee stock options	318,513	189,521
Weighted average common shares and common share equivalents outstanding–diluted	11,779,912	10,862,538
Average number of potentially dilutive securities excluded from calculation	140,079	478,024

Effect of Recently Adopted Amendments to Authoritative Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued amendments to the guidance for accounting for credit losses. In November 2019, the FASB deferred the effective date of these amendments for certain companies, including smaller reporting companies. As a result of the deferral, the amendments were effective for us for reporting periods beginning after December 15, 2022. The amendments replaced the incurred loss impairment methodology under previous GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The amendments require a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the amendments when they became effective for us on January 1, 2023. The adoption of these amendments did not have any impact on our consolidated financial statements.

Effect of Recently Issued Amendments to Authoritative Accounting Guidance

In November 2023, the FASB issued amendments to the guidance for disclosures about reportable segments which require disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. The amendments are to be applied on a retrospective basis and are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are evaluating the impact of the amendments on disclosures in our consolidated financial statements.

In December 2023, the FASB issued amendments to the guidance for disclosures about income tax which provide for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. The amendments require entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. The amendments also require entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. The amendments may be adopted on a prospective or retrospective basis and are effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of the amendments on disclosures in our consolidated financial statements.

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

Recurring Fair Value Measurements

The interest rate swap agreement we entered into in connection with our Term Note, as discussed further in Notes 2 and 10, is measured at fair value on a recurring basis using Level 2 inputs. The contingent consideration liability on our balance sheets is measured at fair value on a recurring basis using Level 3 inputs. Our contingent consideration liability is a result of our acquisition of Acculogic on December 21, 2021, and represents the estimated fair value of the additional cash consideration payable that is contingent upon sales to Electric Vehicle (“EV”) or battery customers. Our acquisition of Acculogic and this liability are both discussed further in Note 3 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed on March 22, 2023 with the Securities and Exchange Commission. As of December 31, 2023, this liability was classified as long-term. As of December 31, 2022, $324 of this liability was classified as current and was included in Other Current Liabilities on our balance sheet. During the year ended December 31, 2023, the total amount of this liability was adjusted down by $294 as a result of a reduction in our forecast for sales to EV and battery customers in the five-year period following the acquisition. The decrease in the amount of the liability during 2023 was included in General and Administrative Expenses on our statement of operations.

The following fair value hierarchy table presents information about assets and (liabilities) measured at fair value on a recurring basis:

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
At December 31, 2023
Contingent consideration liability – Acculogic	$(1,093)	$-	$-	$(1,093)
Interest rate swap	$285	$-	$285	$-

	Amounts at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
At December 31, 2022
Contingent consideration liability – Acculogic	$(1,363)	$-	$-	$(1,363)
Interest rate swap	$528	$-	$528	$-

Changes in the fair value of our Level 3 contingent consideration liabilities for the years ended December 31, 2023 and 2022 were as follows:

Balance - January 1, 2022	$1,109
Payout of contingent consideration related to the acquisition of Z-Sciences	(179)
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	500
Impact of foreign currency translation adjustments	(67)
Balance - December 31, 2022	1,363
Adjustment to contingent consideration liability in connection with the acquisition of Acculogic	(294)
Impact of foreign currency translation adjustments	24
Balance - December 31, 2023	$1,093

(4)	GOODWILL AND INTANGIBLE ASSETS

We have three operating segments which are also our reporting units: Electronic Test, Environmental Technologies and Process Technologies. Goodwill and intangible assets on our balance sheets are the result of our acquisitions.

Goodwill

Changes in the amount of the carrying value of goodwill for the years ended December 31, 2023 and 2022 are as follows:

Balance - January 1, 2022	$21,448
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3 to the consolidated financial statements in our 2022 Form 10-K)	451
Impact of foreign currency translation adjustments	(294)
Balance - December 31, 2022	21,605
Impact of foreign currency translation adjustments	123
Balance - December 31, 2023	$21,728

Goodwill was comprised of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Electronic Test	$3,436	$3,369
Environmental Technologies	1,817	1,817
Process Technologies	16,475	16,419
Total Goodwill	$21,728	$21,605

Intangible Assets

Changes in the amount of the carrying value of indefinite-lived intangible assets for the year ended December 31, 2023 and 2022 are as follows:

Balance - January 1, 2022	$8,428
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3 to the consolidated financial statements in our 2022 Form 10-K)	20
Impact of foreign currency translation adjustments	(79)
Balance - December 31, 2022	8,369
Impact of foreign currency translation adjustments	29
Balance - December 31, 2023	$8,398

Changes in the amount of the carrying value of finite-lived intangible assets for the years ended December 31, 2023 and 2022 are as follows:

Balance - January 1, 2022	$13,206
Adjustments to preliminary amounts recorded in the fourth quarter of 2021 (see Note 3 to the consolidated financial statements in our 2022 Form 10-K)	29
Impact of foreign currency translation adjustments	(351)
Amortization	(2,694)
Balance - December 31, 2022	10,190
Impact of foreign currency translation adjustments	102
Amortization	(2,094)
Balance - December 31, 2023	$8,198

The following tables provide further detail about our intangible assets at December 31, 2023 and 2022:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,407	$9,687	$6,720
Technology	2,895	1,417	1,478
Patents	590	590	-
Backlog	499	499	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,801	12,603	8,198
Indefinite-lived intangible assets:
Trademarks	8,398	-	8,398
Total intangible assets	$29,199	$12,603	$16,596

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Customer relationships	$16,313	$7,990	$8,323
Technology	2,855	988	1,867
Patents	590	590	-
Backlog	492	492	-
Software	270	270	-
Trade name	140	140	-
Total finite-lived intangible assets	20,660	10,470	10,190
Indefinite-lived intangible assets:
Trademarks	8,369	-	8,369
Total intangible assets	$29,029	$10,470	$18,559

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

The following table sets forth the estimated annual amortization expense for each of the next five years:

2024	$1,973
2025	$1,774
2026	$1,163
2027	$667
2028	$534

Impairment of Goodwill and Indefinite Life Intangible Assets

During October 2023 and 2022, we assessed our goodwill and indefinite life intangible asset for impairment in accordance with the requirements of ASC Topic 350 using a quantitative approach. Our goodwill impairment assessment is based upon the income approach, which estimates the fair value of our reporting units based upon a discounted cash flow approach. This fair value is then reconciled to our market capitalization at year end with an appropriate control premium. The discount rate used in 2023 for the discounted cash flows ranged between 14.5% and 16.0% depending on the reporting unit. The discount rate used in 2022 for the discounted cash flows ranged between 16.5% and 18.0% depending on the reporting unit. The selection of the rates in each year was based upon our analysis of market-based estimates of capital costs and discount rates. The determination of the fair value of our reporting units requires management to make significant estimates and assumptions including the selection of control premiums, discount rates, terminal growth rates, forecasts of revenue and expense growth rates, income tax rates, changes in working capital, depreciation, amortization and capital expenditures. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

During the goodwill impairment assessment in both 2023 and 2022, we compared the fair value of our reporting units with their carrying values. This assessment indicated no impairment existed as the fair value of the reporting units exceeded their carrying values in both 2023 and 2022.

During the indefinite life intangible asset impairment assessment in both 2023 and 2022, we compared the fair value of our indefinite life intangible assets with their carrying values. This assessment indicated no impairment existed as the fair value of the indefinite life intangible assets exceeded their carrying values in both 2023 and 2022.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

During 2023 and 2022, we did not review any of our long-lived assets for impairment as there were no events or changes in business circumstances that would indicate an impairment might exist.

(5)	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables provide additional information about our revenue from contracts with customers, including revenue by customer and product type and revenue by market. See also Note 17 for information about revenue by operating segment and geographic region.

	Years Ended December 31,
	2023	2022
Revenue by customer type:
End user	$85,397	$84,468
OEM/Integrator/Distributor	37,905	32,360
	$123,302	$116,828
Revenue by product type:
Thermal test	$21,344	$22,246
Thermal process	44,914	38,574
Semiconductor test	30,235	28,529
Video imaging	9,086	9,499
Flying probe and in-circuit testers	6,981	7,414
Service/other	10,742	10,566
	$123,302	$116,828
Revenue by market:
Semi	$65,735	$68,422
Industrial	14,310	10,038
Automotive (including Electric Vehicles)	9,895	10,776
Life Sciences	4,856	4,589
Defense/aerospace	12,537	7,006
Security	3,688	3,241
Other	12,281	12,756
	$123,302	$116,828

(6)	MAJOR CUSTOMERS

During the year ended December 31, 2023, one customer accounted for 13% of our consolidated revenue. This revenue was primarily generated by our Electronic Test segment. During the year ended December 31, 2023, no other customer accounted for 10% or more of our consolidated revenue. During the year ended December 31, 2022, no customer accounted for 10% or more of our consolidated revenue.

(7)	INVENTORIES

Inventories held at December 31 were comprised of the following:

	2023	2022
Raw materials	$15,948	$16,888
Work in process	1,563	2,432
Inventory consigned to others	98	59
Finished goods	2,480	3,186
Total inventories	$20,089	$22,565

(8)	LEASES

As previously discussed in Note 2, we account for our leases in accordance with the guidance in ASC Topic 842. We lease our offices, warehouse facilities and certain equipment under non-cancellable operating leases that expire at various dates through 2031. Total operating lease and short-term lease costs for the years ended December 31, 2023 and 2022, respectively, were as follows:

	Years Ended December 31,
	2023	2022

Operating lease cost	$1,590	$1,340
Short-term lease cost	$13	$81

The following is additional information about our leases at December 31, 2023:

Range of remaining lease terms (in years)	0.3	to	7.3
Weighted average remaining lease term (in years)		4.3
Weighted average discount rate		4.6%

Maturities of lease liabilities at December 31, 2023 were as follows:

2024	$2,078
2025	1,232
2026	931
2027	761
2028	361
Thereafter	584
Total lease payments	$5,947
Less imputed interest	(525)
Total	$5,422

Cash Flow Information

Total amortization of ROU assets for the years ended December 31, 2023 and 2022 was $1,567 and $1,241, respectively.

Lease Modifications and Additions

Supplemental cash flow information related to leases for the years ended December 31, 2023 and 2022 was as follows:

Year ended December 31, 2023

Non-cash increases in operating lease liabilities and ROU assets as a result of acquisitions and the execution of new leases:

	Operating Lease Liabilities	ROU Assets
Addition to facility leases – Environmental Technologies	$90	$90
Addition to automobile leases – Process Technologies	$30	$30
Addition to automobile leases – Process Technologies	$41	$41
Addition to facility leases – inTEST SE Asia	$455	$455
Extension of facility lease – Process Technologies	$136	$136

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

During three months ended June 30, 2023, we entered into a 48-month lease for a car for one of the employees of our Process Technologies segment who is based in Europe. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities totaling approximately $41.

During the three months ended December 31, 2023, we entered into a 36-month lease for a facility for our inTEST SE Asia operation which we expect will begin operations at some point in 2024, as discussed further in Note 1. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $455. During this same period, we entered also extended the lease for our Process Technologies operations in the Netherlands for an additional 36 months. At the effective date of this modification, we recorded non-cash increases in our ROU assets and operating lease liabilities totaling approximately $136.

Year ended December 31, 2022

Non-cash increases in operating lease liabilities and ROU assets as a result of acquisitions and the execution of new leases:

	Operating Lease Liabilities	ROU Assets
Extension of facility lease – Singapore	$51	$51
Addition to automobile leases – Videology	$42	$42
Addition to facility leases – Acculogic	$942	$942
Addition to facility leases – Acculogic	$127	$127

During three months ended March 31, 2022, we executed an amendment to the lease for our facility in Singapore which extended the term for a period of 24 months commencing on April 1, 2022 and expiring on March 31, 2024. At the effective date of this modification, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $51.

During the three months ended September 30, 2022, we executed a 48-month lease for an automobile for our Videology operation in Europe. At the effective date of this lease, we recorded a non-cash increase in our ROU assets and operating lease liabilities of approximately $42.

During the three months ended December 31, 2022, we executed a 62-month lease for a new facility for our Acculogic operation in Canada and a 37-month lease for a new facility for our Acculogic operation in California. At the effective dates of these leases, we recorded non-cash increases in our ROU assets and operating lease liabilities of approximately $942 and $127, respectively.

(9)	OTHER CURRENT LIABILITIES

Other current liabilities at December 31 were comprised of the following:

	2023	2022
Accrued warranty	$648	$673
Accrued taxes	57	83
Current portion of deferred grant proceeds	55	38
Accrued interest	52	61
Current portion of contingent consideration	-	324
Other	669	385
Total other current liabilities	$1,481	$1,564

(10)	DEBT

Letters of Credit

We have issued letters of credit as the security deposits for certain of our domestic leases. These letters of credit are secured by pledged certificates of deposit which are classified as Restricted Certificates of Deposit on our consolidated balance sheets. The terms of our leases require us to renew these letters of credit at least 30 days prior to their expiration dates for successive terms of not less than one year until lease expiration. Our outstanding letters of credit at December 31, 2023 and December 31, 2022 consisted of the following:

		L/C	Lease	Letters of Credit Amount Outstanding
Facility	Original L/C Issue Date	Expiration Date	Expiration Date	Dec. 31 2023	Dec. 31 2022
Mt. Laurel, NJ	3/29/2010	4/30/2024	4/30/2031	$50	$50
Mansfield, MA	10/27/2010	12/31/2024	12/31/2024	50	50
				$100	$100

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

On September 20, 2022, we further amended the Loan Agreement by entering into a Third Amendment to Amended and Restated Loan and Security Agreement (the Loan Agreement, as amended by the Third Amendment, the “Amended Loan Agreement”) and the Third Amended and Restated Delayed Draw Term Note. Under the Amended Loan Agreement, the maximum loan amount that we may borrow under the Term Note increased from $25,000 to $50,500, which raises the available funding at December 31, 2023 to $30,000. Under the Amended Loan Agreement, the maturity date of the Term Note and Revolving Facility were also extended to September 19, 2027 (the “Contract Period”). At December 31, 2023, we had not borrowed any amounts under the $10,000 Revolving Facility. Our borrowings under the Term Note are discussed below and occurred prior to entering into the Amended Loan Agreement.

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

The Amended Loan Agreement contains customary default provisions, including but not limited to the failure by us to repay obligations when due, violation of provisions or representations provided in the Amended Loan Agreement, bankruptcy by us, suspension of our business or any of our subsidiaries and certain material judgments. After expiration of the Contract Period or if a continued event of default occurs, interest will accrue on the principal balance at a rate of 2% in excess of the then applicable non-default interest rate. The Amended Loan Agreement includes customary affirmative, negative and financial covenants, including a maximum ratio of consolidated funded debt to consolidated EBITDA of not more than 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. Our obligations under the Amended Loan Agreement are secured by liens on substantially all of our tangible and intangible assets that are owned as of the Closing Date or acquired thereafter. At December 31, 2023, we were in compliance with all of the covenants included in the Credit Facility including the debt covenants of the Amended Loan Agreement.

On October 28, 2021, we drew $12,000 under the Term Note to finance the acquisition of Videology as discussed in Note 12 to our consolidated financial statements in our 2022 Form 10-K. We also entered into an interest rate swap agreement with M&T as of this date which is designed to protect us against fluctuations in interest rates during the five-year repayment and amortization period. As a result, the annual interest rate we expect to pay for this draw under the Term Note is fixed at approximately 3.2% based on current leverage.

On December 29, 2021, we drew $8,500 under the Term Note to finance the acquisition of Acculogic as discussed in Note 12 to our consolidated financial statements in our 2022 Form 10-K. We did not enter into an interest rate swap agreement with M&T related to this draw. The annual interest rate we expect to pay for this draw under the Term Note is variable. At December 31, 2023, it was approximately 7.4% based on current leverage. Effective March 1, 2024, this rate was unchanged.

The following table sets forth the remaining maturities of long-term debt:

2024	$4,100
2025	4,100
2026	3,842
$12,042

(11)	INCOME TAXES

We are subject to Federal and certain state income taxes. In addition, we are taxed in certain foreign countries.

Earnings before income taxes was as follows:

	Years Ended December 31,
	2023	2022
Domestic	$9,600	$9,575
Foreign	1,448	570
Total	$11,048	$10,145

Income tax expense was as follows:

	Years Ended December 31,
	2023	2022
Current
Domestic – Federal	$2,139	$2,892
Domestic – state	202	263
Foreign	522	267
Total	$2,863	$3,422
Deferred
Domestic – Federal	$(1,052)	$(1,344)
Domestic – state	31	(190)
Foreign	(136)	(204)
Total	(1,157)	(1,738)
Income tax expense	$1,706	$1,684

Deferred income taxes reflect the net tax effect of net operating loss and tax credit carryforwards as well as temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Capitalized research and development costs	$2,320	$1,260
Operating lease liabilities	859	1,125
Accrued vacation pay and stock-based compensation	433	465
Inventories	395	602
Intangible assets	369	140
Net operating loss (state and foreign)	245	285
Acquisition costs	44	46
Allowance for doubtful accounts	44	43
Accrued warranty	26	54
Tax credit carryforwards	-	89
Other	62	-
Total	4,797	4,109
Valuation allowance	(245)	(227)
Deferred tax assets	4,552	3,882
Deferred tax liabilities:
Intangible assets	(1,949)	(2,101)
Right-of-use assets	(762)	(996)
Depreciation of property and equipment	(404)	(385)
Other	-	(120)
Deferred tax liabilities	(3,115)	(3,602)
Net deferred tax assets	$1,437	$280

The net change in the valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $18 and $163, respectively. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the total deferred tax assets, we will need to generate future taxable income prior to the expiration of net operating loss and tax credit carryforwards which expire in various years through 2040.

An analysis of the effective tax rate for the years ended December 31, 2023 and 2022 and a reconciliation from the expected statutory rate of 21% is as follows:

	Years Ended December 31,
	2023	2022
Expected income tax expense at U.S. statutory rate	$2,320	$2,131
Increase (decrease) in tax from:
Dividend from foreign subsidiaries	184	127
NOL carryforwards utilized	39	(80)
Stock compensation	(329)	77
Global intangible low taxed income	87	66
Nondeductible expenses	21	11
Current year tax credits (foreign and research)	(367)	(465)
Domestic tax benefit, net of Federal benefit	(167)	87
Changes in valuation allowance	18	163
Foreign income tax rate differences	109	147
Section 250 foreign derived intangible income deduction	(272)	(563)
Other	63	(17)
Income tax expense	$1,706	$1,684

In accounting for income taxes, we follow the guidance in ASC Topic 740 (Income Taxes) regarding the recognition and measurement of uncertain tax positions in our financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. Our policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. At December 31, 2023 and 2022, we did not have an accrual for uncertain tax positions.

We file U.S. income tax returns and multiple state and foreign income tax returns. With few exceptions, the U.S. and state income tax returns filed for the tax years ended December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

(12)	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings occurring in the ordinary course of business. We are not currently involved in any legal proceedings the resolution of which we believe could have a material effect on our business, financial position, results of operations or long-term liquidity.

(13)	STOCK-BASED COMPENSATION PLAN

As of December 31, 2023, we had unvested restricted stock awards and stock options granted under stock-based compensation plans. On June 21, 2023, our stockholders approved the inTEST Corporation 2023 Stock Incentive Plan (the “2023 Plan”) which replaced the Fourth Amended and Restated 2014 Stock Plan (the “2014 Plan”). No further awards can be granted under the 2014 Plan. The maximum number of shares of common stock available for grant and issuance under the 2023 Plan is (a) 350,000, plus (b) the number of shares of common stock available for issuance under the 2014 Plan on the date the 2023 Plan was approved by stockholders, plus (c) any shares of common stock that are subject to awards granted under the 2014 Plan that expire, are forfeited or canceled or terminate for any other reason on or after the date the 2023 Plan was approved by stockholders, without the issuance of shares. The number of shares available to be issued under the 2023 Plan as of the date of its approval was 1,117,942.

Our unvested restricted stock awards and stock options are accounted for based on their grant date fair value. At December 31, 2023, total compensation expense to be recognized in future periods is $2,957. The weighted average period over which this expense is expected to be recognized is 2.0 years.

The following table summarizes the compensation expense we recorded during 2023 and 2022 related to unvested shares of restricted stock and stock options:

	Years Ended December 31,
	2023	2022
Cost of revenues	$104	$62
Selling expense	41	32
Engineering and product development expense	19	51
General and administrative expense	1,883	1,642
	$2,047	$1,787

There was no compensation expense capitalized in 2023 or 2022.

Stock Options

We record compensation expense for stock options based on the fair market value of the options as of the grant date. No option may be granted with an exercise period in excess of ten years from the date of grant. Generally, stock options will be granted with an exercise price equal to the fair market value of our stock on the date of grant and will vest over four years.

The fair value for stock options granted during 2023 and 2022 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2023	2022
Risk-free interest rate	3.93%	2.05%
Dividend yield	0.00%	0.00%
Expected common stock market price volatility factor	.57	.55
Weighted average expected life of stock options (years)	6.25	6.25

The per share weighted average fair value of stock options issued during 2023 and 2022 was $9.43 and $4.53, respectively.

The following table summarizes the activity related to stock options for the two years ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2022	408,869	$9.07
Granted	202,540	8.45
Exercised	(8,060)	4.74
Canceled	(22,930)	9.10
Options outstanding, December 31, 2022 (167,886 exercisable)	580,419	8.91
Granted	93,860	16.25
Exercised	(124,550)	7.85
Canceled	(44,723)	9.77
Options outstanding, December 31, 2023 (171,735 exercisable)	505,006	10.46

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

Since August 2020, we have increasingly granted performance-based restricted stock awards where the ultimate number of shares that vest can vary between 0% and 150% of the amount of the original award and is based on the achievement of specified performance metrics. Vesting for these awards is generally cliff vesting at the end of the period over which the performance metrics are measured. Compensation expense for these awards is recorded on a straight-line basis over the vesting period and is based on the expected final vesting percentage, which is re-assessed at the end of each reporting period and adjusted with a catch-up adjustment, as needed. Our initial assumption at the grant date of these awards is that the award will vest at the 100% level. Additional information on specific performance-based awards that have been issued is discussed below under “Performance-Based Awards.”

The following table summarizes the activity related to unvested restricted stock awards for the two years ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding, January 1, 2022	262,533	$7.16
Granted	123,533	9.21
Vested	(91,672)	8.04
Forfeited	(5,944)	9.16
Unvested shares outstanding, December 31, 2022	288,450	7.80
Granted	97,461	16.43
Vested	(178,636)	8.21
Forfeited	(17,491)	10.08
Unvested shares outstanding, December 31, 2023	189,784	11.51

The total fair value of the restricted stock awards that vested during the years ended December 31, 2023 and 2022 was $3,132 and $643, respectively, as of the vesting dates of these awards.

Performance-Based Awards

On August 24, 2020, our new President and Chief Executive Officer ("CEO") received a performance-based restricted stock award totaling 75,162 shares with a vesting date of August 24, 2023. These shares were valued at $345 as of the date of grant. Per the terms of the award, the final vesting percentage could range from 0% to 150% of the number of shares awarded on August 24, 2020. On June 14, 2021, our new Chief Financial Officer ("CFO") received a performance-based restricted stock award totaling 5,953 shares. These shares were valued at $100 as of the date of grant. The vesting provisions of this award are the same as the performance-based award granted to our CEO on August 24, 2020. The final vesting percentage is based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods as determined by the Compensation Committee of our Board of Directors. At December 31, 2022, we had estimated that these awards would vest at 150% of the original amount based on our assessment of the probable achievement against the relevant performance metrics. These awards vested at the 150% level on August 24, 2023. As a result, 40,557 additional shares of common stock were issued. At the original grant dates of these awards, shares totaling 100% of the respective awards were issued. These additional shares issued on August 24, 2023 represented the additional 50% that vested.

On March 10, 2021, we issued performance-based restricted stock awards totaling 18,000 shares to members of the senior management within our operating segments. These shares were valued at $191 as of the date of grant. These shares will vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 10, 2021. The final vesting percentage will be based on the achievement of certain performance metrics for the year ended December 31, 2023 related to the operating results of the business units for which these members of management are responsible. During the fourth quarter of 2022, we reduced the expected final vesting percentage for 6,000 of these shares to 0% based on the projected operating results for the related business unit for the relevant measurement period for the performance metrics. During the fourth quarter of 2023, we reduced the expected final vesting percentage for the remaining 12,000 shares from 100% to 88% based on actual operating results through December 31, 2023 for the related business units. As a result of the adjustment in the expected final vesting percentage, we recorded a catch-up adjustment to reduce expense by $14. This adjustment was recorded in general and administrative expense in our statement of operations. The 6,000 shares for which the vesting percentage had been reduced to 0% were forfeited in the first quarter of 2023 when the individual to whom they were granted terminated their employment with us.

On March 9, 2022, our CEO and CFO received performance-based restricted stock awards totaling 20,493 shares. These shares were valued at $200 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares awarded on March 9, 2022. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate, for specified time periods as determined by the Compensation Committee of our Board of Directors. During the fourth quarter of 2023, we reduced the expected final vesting percentage for these shares from 100% to 50% based on our current projection for the performance metrics for the relevant measurement period. As a result of the adjustment in the expected final vesting percentage, we recorded a catch-up adjustment to reduce expense by $60. This adjustment was recorded in general and administrative expense in our statement of operations.

On October 1, 2021, we issued performance-based restricted stock awards totaling 5,000 shares to a member of senior management. These shares were valued at $59 as of the date of grant. These shares will vest on January 1, 2025 at a vesting percentage that could range from 0% to 150% of the number of shares awarded on October 1, 2021. The final vesting percentage will be based on the achievement of certain performance metrics, including revenue compound annual growth rate and diluted earnings per share excluding amortization of intangibles, for specified time periods. During the fourth quarter of 2023, we reduced the expected final vesting percentage for these shares from 100% to 50% based on our current projection for the performance metrics for the relevant measurement period. As a result of the adjustment in the expected final vesting percentage, we recorded a catch-up adjustment to reduce expense by $20. This adjustment was recorded in general and administrative expense in our statement of operations.

On March 8, 2023, our CEO, CFO and certain other members of our senior management received performance-based restricted stock awards totaling 18,888 shares valued at $303 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on March 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics related to consolidated revenue for specified time periods as determined by the Compensation Committee of our Board of Directors. As of December 31, 2023, we have estimated that these shares will vest at 100% of the original amount.

On May 8, 2023 the newly appointed president of our Environmental Technologies segment received performance-based restricted stock awards totaling 5,081 shares valued at $108 as of the date of grant. These shares vest on the third anniversary of the grant date at a vesting percentage that could range from 0% to 150% of the number of shares of restricted stock awarded on May 8, 2023. The final vesting percentage will be based on the achievement of certain performance metrics including revenue and income from operations for specified time periods. As of December 31, 2023, we have estimated that these shares will vest at 100% of the original amount.

(14)	STOCK REPURCHASE PLANS

On November 20, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) whereby we may repurchase shares of our common stock on the open market with a total aggregate repurchase amount of up to $10,000 until November 2024. We are not obligated to purchase any common stock under the Repurchase Plan. Further, the Repurchase Plan may be suspended or discontinued at any time without prior notice. As of December 31, 2023, no shares had been repurchased under the Repurchase Plan.

(15)	EMPLOYEE STOCK PURCHASE PLAN

The inTEST Corporation Employee Stock Purchase Plan (the “ESPP”) was adopted by our Board of Directors in April 2021 subject to approval by our stockholders, which occurred on June 23, 2021 at our Annual Meeting of Stockholders. The ESPP provides our eligible employees with an opportunity to purchase common stock through accumulated payroll deductions at a discounted purchase price. The ESPP became effective on October 1, 2021.

The ESPP provides that an aggregate of up to 250,000 shares of our common stock will be available for issuance under the ESPP. The shares of our common stock purchasable under the ESPP will be shares of authorized but unissued or reacquired shares, including shares repurchased by us on the open market.

During the year ended December 31, 2023, employees purchased 11,780 shares of our stock through the ESPP at a cost of $174. The closing market price on the dates of purchase were $20.74, $26.26, $15.17 and $13.60, respectively. The prices paid by employees were $17.63, $22.32, $12.89 and $11.56, respectively, which represented a 15% discount. The total amount of the discount of $31 was recorded as compensation expense in our consolidated statements of operations.

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

As of December 31, 2023, all permanent employees of Acculogic Ltd, Ambrell, inTEST Corporation, inTEST EMS LLC, Temptronic Corporation and Videology, who are at least 18 years of age, are eligible to participate in the inTEST Plan. We match employee contributions dollar for dollar up to 10% of the employee's annual compensation, with a maximum limit of $5. Employer contributions vest ratably over four years. Matching contributions are discretionary.

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

For the years ended December 31, 2023 and 2022, we recorded expense for matching contributions to both plans of $767 and $747, respectively.

(17)	SEGMENT INFORMATION

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

	Years Ended December 31,
	2023	2022
Revenue:
Electronic Test	$41,016	$40,219
Environmental Technologies	30,801	30,172
Process Technologies	51,485	46,437
Total Revenue	$123,302	$116,828

Division operating income:
Electronic Test	$10,189	$9,931
Environmental Technologies	3,073	3,817
Process Technologies	9,544	8,230
Total division operating income	22,806	21,978

Corporate expenses	(10,272)	(8,563)
Acquired intangible amortization	(2,095)	(2,694)
Interest expense	(679)	(635)
Other income	1,288	59
Earnings before income tax expense	$11,048	$10,145

	December 31,
	2023	2022
Identifiable assets:
Electronic Test	$32,505	$31,143
Environmental Technologies	16,772	18,040
Process Technologies	56,842	56,866
Corporate	28,710	4,017
	$134,829	$110,066

Capital expenditures:
Electronic Test	$599	$80
Environmental Technologies	495	368
Process Technologies	170	543
Corporate	27	374
	$1,291	$1,365

The following table provides information about our geographic areas of operation. Revenue is based on the location to which the goods are shipped.

	Years Ended December 31,
	2023	2022
Revenue:
U.S.	$45,222	$49,096
Foreign	78,080	67,732
	$123,302	$116,828

	December 31,
	2023	2022
Property and equipment:
U.S.	$2,502	$2,658
Foreign	688	474
	$3,190	$3,132

(18)	QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2023. In our opinion, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of our results of operations may not be as meaningful as the sequential quarterly comparisons set forth below that tend to reflect the cyclical and seasonal activity of the semi market. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

	Quarters Ended
	3/31/23	6/30/23	9/30/23	12/31/23	Total
Revenue	$31,919	$32,558	$30,941	$27,884	$123,302
Gross profit	15,052	15,030	14,447	12,449	56,978
Earnings before income tax expense	3,394	3,365	2,723	1,566	11,048
Income tax expense	577	572	446	111	1,706
Net earnings	2,817	2,793	2,277	1,455	9,342

Net earnings per common share – basic	$0.26	$0.25	$0.19	$0.12	$0.82
Weighted average common shares outstanding – basic	10,755,729	11,241,183	11,886,005	11,962,679	11,461,399
Net earnings per common share – diluted	$0.25	$0.24	$0.19	$0.12	$0.79
Weighted average common shares outstanding – diluted	11,088,664	11,696,569	12,212,317	12,122,099	11,779,912

	Quarters Ended
	3/31/22	6/30/22	9/30/22	12/31/22	Total
Revenue	$24,081	$29,571	$30,771	$32,405	$116,828
Gross margin	11,013	13,548	13,898	14,981	53,440
Earnings before income tax expense	655	2,570	3,039	3,881	10,145
Income tax expense	78	454	515	637	1,684
Net earnings	577	2,116	2,524	3,244	8,461

Net earnings per common share – basic	$0.05	$0.20	$0.24	$0.30	$0.79
Weighted average common shares outstanding – basic	10,617,271	10,653,268	10,695,867	10,725,662	10,673,017
Net earnings per common share – diluted	$0.05	$0.20	$0.23	$0.30	$0.78
Weighted average common shares outstanding – diluted	10,842,592	10,814,799	10,864,540	10,928,220	10,862,538

(19)	SUBSEQUENT EVENTS

ACQUISITION

On March 12, 2024 we entered into a stock purchase agreement to acquire all of the outstanding capital shares of Alfamation S.p.A., (“Alfamation”), a leading global provider of state-of-the-art test and measurement solutions for the automotive, life sciences and specialty consumer electronics markets. Alfamation was founded in 1991 and is headquartered in Milan, Italy. Alfamation also has a small sales and service subsidiary based in Suzhou City, China. Alfamation will become a part of our Electronic Test operating segment. The aggregate purchase price was approximately EUR 20,000 comprised of approximately EUR 18,000 in cash, 187,432 shares of our common stock and an additional approximately EUR 542 in cash for assets delivered at closing in excess of agreed upon thresholds. On the closing date, this equated to a total purchase price of approximately $22,358.

In connection with the acquisition, we have entered into a lease agreement (the “Lease Agreement”) with the former owner of Alfamation. The Lease Agreement will last for six years starting on March 12, 2024 and will be automatically renewed for the same period of time unless terminated by either party. Under the terms of the Lease Agreement, Alfamation will lease warehouse and office space totaling about 51,817 square feet. Alfamation will pay a yearly lease payment of  EUR 231 broken up into four equal payments. At the date of the signing of the lease, this yearly lease payment equated to approximately $253.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On March 27, 2024, prior to the filing of this Report, we filed a Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 9, 2023. The Form 10-Q/A was filed to restate our unaudited consolidated financial statements for the three and nine months ended September 30, 2023.  The restatement reflected the reversal of revenue related to the sale of discontinued material/components purchased on behalf of customers where the associated materials/components were still physically located with us and the materials/components are expected to be applied to future product orders for these customers. These transactions were all fully paid for and legal title for the material/components has transferred to the customer. However, these facts alone are not sufficient for revenue recognition under U.S. GAAP for such an arrangement. These adjustments were evaluated by management in accordance with SEC Staff Accounting Bulletin Topic 1M, "Materiality" and management determined the effects of the restatement to be material. See Note 3 to the unaudited consolidated financial statements included in the Form 10-Q/A filed on March 27, 2024 for further information regarding the restatement. All amounts in this Report have been adjusted to reflect the effect of the restatement as applicable.

inTEST CORPORATION
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Expense (Recovery)(1)	Additions (Deductions)	Reserve Amounts Acquired through Business Combinations	Foreign Currency Translation Adjustments	Balance at End of Period

Year Ended December 31, 2023
Allowance for doubtful accounts	$496	$-	$(19)	$-	$(3)	$474
Warranty reserve	673	351	(376)	-	-	648

Year Ended December 31, 2022
Allowance for doubtful accounts	$213	$5	$281	$-	$(3)	$496
Warranty reserve	531	473	(315)	-	(16)	673

(1)

Bad debt recoveries in the table above do not include $198 and $470 for the years ended December 31, 2023 and 2022, respectively, that relate to receivables acquired in 2021 that were valued at $0 at the time of acquisition but were subsequently recovered.